Form 10QSB
period 1996-03-31
LIGHTPATH TECHNOLOGIES INC
filed 1996-05-22
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                   FORM 10-QSB
                              _____________________
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
     This paper filing granted pursuant to Section 202-(D) of Regulation ST
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE REPORT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 000-27548

                             ______________________

                          LIGHTPATH TECHNOLOGIES, INC.
                             ______________________
             (Exact name of registrant as specified in its charter)




           DELAWARE                                           86-0708398
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

6820 Academy Parkway East, NE                                         87109
Albuquerque, New Mexico                                               (ZIP Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                  (505)342-1100
                                -----------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES       NO   X
                                 -----    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    Common Stock, Class A, $.01 par value             2,722,460   shares
    Common Stock, Class E-1, $.01 par value           1,454,951   shares
    Common Stock, Class E-2, $.01 par value           1,454,951   shares
    Common Stock, Class E-3, $.01 par value           969,960     shares
    ---------------------------------------           ------------------
               Class                                  Outstanding at May 3, 1996
================================================================================

                          LigthPath Technologies, Inc.

                         ( A Development Stage Company)
                                    Form 10-Q

                                      Index

          Item                                                              Page

Part I    Financial information

          Balance Sheet                                                       2
          Statements of Operations                                            3
          Statements of Cash Flows                                            4
          Notes to Financial Statements                                       5
          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           10

Part II   Other information

          Legal Proceedings                                                   11
          Changes in Securities                                               11
          Defaults Upon Senior Securities                                     11
          Submission of Matters to Vote of Security Holders                   11
          Other Items                                                         11
          Exhibits and Reports on Form 8-K 11

Signatures                                                                    12

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                    March 31,         June 30,
                                                                                       1996             1995
                                                                                ------------------------------------
                                                                                    Unaudited
Assets
Current assets:
  Cash                                                                           $    5,189,901  $        11,177
  Advances to employees                                                                  20,880           82,344
  Prepaid expenses and other                                                             95,736           10,942
                                                                                ------------------------------------
Total current assets                                                                  5,306,517          104,463
Property and equipment, net (Note 2)                                                    213,741          247,325
Deferred costs of securities registration                                                     -           21,978
Intangible assets (Note 3)                                                              216,535          211,357
                                                                                ====================================
Total assets                                                                     $    5,736,793   $      585,123
                                                                                ====================================
Liabilities and deficiency in net assets
Current liabilities: (Note 4)
  Accounts payable and accrued liabilities                                      $       102,644   $      624,098
  Accrued payroll and benefits                                                          300,011          789,449
  Payables to related parties                                                           117,481          867,876
  Notes payable to related parties                                                       30,000        2,103,113
  Notes payable                                                                               -          338,000
  Convertible notes payable to related parties                                                -          266,500
  Convertible notes payable                                                                   -          218,029
  Bridge loans to related parties                                                             -          511,555
                                                                                ------------------------------------
Total current liabilities                                                               550,136        5,718,620

Commitments and contingencies

Redeemable common stock (Note 4 and 5)
  Class E-1 -  performance based and redeemable common stock
   1,454,951 and 1,094,488, shares issued and outstanding at March
   31, 1996 and June 30, 1995, respectively                                              14,550           10,945
  Class E-2 - performance based and redeemable common stock
   1,454,951 and 1,094,488 shares issued and outstanding at March
   31, 1996 and June 30, 1995, respectively                                              14,550           10,945
  Class E-3 - performance based and redeemable common stock
   969,960 and 729,659, issued and outstanding at March 31, 1996 and
   June 30, 1995, respectively                                                            9,700            7,297

Deficiency in net assets (Note 4 and 5)
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none
    issued and outstanding at March 31, 1996 or June 30, 1995                                 -                -
   Common stock:
    Class A, $.01 par value; 34,500,000 shares authorized, voting
     2,722,460 and 729,659, shares issued and outstanding at March
     31, 1996 and June 30, 1995, respectively                                            27,225            7,297
   Additional paid-in capital                                                        18,706,562        7,186,982
   Treasury stock; 191,083 shares at cost at June 30, 1995                                    -         (190,000)
   Unearned compensation                                                                      -         (867,642)
   Deficit accumulated during the development stage                                 (13,585,930)     (11,299,321)
                                                                                ------------------------------------
Deficit in net assets                                                                 5,147,857       (5,162,684)
                                                                                ====================================
Total liabilities and deficiency in net assets                                   $    5,736,793   $      585,123
                                                                                ====================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                             Inception
                                                                                                            August 23,
                                                                                                               1985
                                              Three Months Ended March 31         Nine Months Ended           through
Unaudited                                                                             March 31               March 31
                                            ------------------------------------------------------------------------------
                                                  1996           1995           1996            1995           1996
                                            ------------------------------------------------------------------------------
Revenues:
   Product development fees                    $    62,000  $            -   $    137,000   $     52,000     $    239,000
   Lenses and other                                 22,472          22,719         32,066         54,525          119,010
                                            ------------------------------------------------------------------------------
Total revenues                                      84,472          22,719        169,066        106,525          358,010

Costs and expenses:
   Cost of goods sold                               10,949          50,980         16,427        118,649          204,719
   Selling, general and administrative             576,798         419,403      1,166,068      1,009,846       10,493,889
   Research and development                          9,752          17,247         30,073        106,557        6,621,453
   Amortization of unearned compensation                 -         296,732        867,642        785,258        2,076,217
                                            ------------------------------------------------------------------------------
Total costs and expenses                           597,499         784,362      2,080,210      2,020,310       19,396,278
                                            ------------------------------------------------------------------------------
                                                  (513,027)       (761,643)    (1,911,144)    (1,913,785)     (19,038,268)
Investment Income                                   21,833               -         21,833              -           44,281
Interest expense                                  (201,892)       (135,125)      (397,298)      (307,056)       1,849,207
                                            ==============================================================================
Net loss                                       $  (693,086)    $  (896,768)   $(2,286,609)   $(2,220,841)     $20,843,194
                                            ==============================================================================


Net loss per share                                 $(0.44)         $(1.27)        $(2.18)        $(3.21)                -
                                            ==============================================================================
Number of shares used in per share               1,580,945         704,271      1,049,819        691,851                -
   calculation
                                            ==============================================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                           Inception
                                                                                           August 23,
                                                                                              1985
                                                                  Nine Months Ended         through
Unaudited                                                              March 31             March 31
                                                              -------------------------------------------
                                                                  1996         1995           1996
                                                              -------------------------------------------
Operating activities
Net loss                                                      $(2,286,609) $(2,220,841)  $20,843,194
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                   56,701       72,878        443,887
   Accretion of bridge notes                                      223,135       19,359        254,375
   Services provided for common stock                               5,000       34,552      1,140,843
   Write-off abandoned patent applications                          1,895            -        111,059
   Amortization of unearned compensation                          867,642      785,258      2,076,217
Changes in operating assets and liabilities:
  Advances to employees                                            61,464      (11,101)       (20,880)
  Prepaid expenses and deferred costs of securities
   registration                                                   (62,816)       1,352        (95,736)
  Accounts payable and accrued expenses                          (633,419)     361,544      1,810,189
                                                              -------------------------------------------
Net cash used in operating activities                          (1,767,007)    (956,999)   (15,123,270)
Cash flows from investing activities
Property and equipment additions                                  (17,070)      (7,344)      (617,443)
Costs incurred in acquiring patents                               (13,120)      (6,540)      (352,717)
                                                              -------------------------------------------
Net cash used in investing activities                             (30,190)     (13,884)      (970,160)
Cash flows from financing activities
Proceeds from notes payable                                        40,000       76,100      4,398,606
Payments on notes payable                                        (314,511)    (104,107)    (1,097,350)
Proceeds from convertible notes payable                                 -      391,000      1,465,529
Repayments of convertible notes payable                          (162,500)     (50,000)      (212,500)
Proceeds from bridge loans                                      1,285,433      346,456      1,765,748
Repayments of bridge loans                                     (1,250,000)           -     (1,250,000)
Proceeds from sales of common stock                             7,202,499      273,495      9,175,428
Repurchase of common stock for treasury                           (26,000)     (10,000)      (555,512)
Proceeds from sales of treasury stock                             201,000       67,203        336,119
Proceeds from sales of limited partnership units                        -            -      7,257,264
                                                              -------------------------------------------
Net cash provided by financing activities                       6,975,921      990,147     21,283,332
                                                              -------------------------------------------
Net increase in cash                                            5,178,724       19,264      5,189,901
Cash at beginning period                                           11,177       40,203
                                                              ===========================================
Cash at end of period                                          $5,189,901  $    59,467   $  5,189,901
                                                              ===========================================
Supplemental disclosure of noncash financing activities:
Class A common stock issued for services                       $    4,992  $     34,470  $  1,111,617
Debt and accrued interest converted into Class A common
 stock                                                          4,242,824       495,424     6,227,584
Stock options granted for services                                      -        98,500        98,500
Class E common stock issued                                         9,613         2,413        38,800

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                       Notes to The Financial Statements
                                   Unaudited

Organization and Purpose

LightPath Technologies, Inc. (the Company) was incorporated in Delaware on July 1, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is a development stage enterprise engaged in the research, development and production of GRADIUM(TM) lenses. GRADIUM is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems. Since its inception in 1985, the Company has been engaged in basic research and development and only recently began to focus on product development.

1. Summary of Significant Accounting Matters

The accompanying unaudited financial statments have been prepared in accordance with the instructions to Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accouting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in the Form SB-2 as filed with the Securities and Exchange Commission on February 22, 1996.

The information furnished, in the opinion of managment, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month and nine month periods ended March 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

Property and Equipment Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets from three to seven years.

Intangible Assets Intangible assets, consisting of patents and trademarks, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the related assets from ten to seventeen years.

Deferred Costs of Securities Registration The Company completed an initial public offering in February 1996. The costs associated with this offering have been accrued as incurred, and were recorded as a reduction of the proceeds of the offering.

Income Taxes The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Revenue Recognition Revenue from sales of product is recognized upon shipment.

Research and Development Research and development costs are expensed as incurred.

Per Share Data Net loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period after giving retroactive effect to the

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                       Notes to The Financial Statements
                                   Unaudited

recapitalization (see Note 5). Restricted Class E common shares and stock options for the purchase of Class E common shares are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding.

Net loss per share for the period from inception through June 30, 1995 is not presented as the Company's predecessor was a limited partnership and no common shares were outstanding.

Use of Estimates The preparation of the Company's financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.

2. Property and Equipment

Property and equipment include accumulated depreciation of $400,757 and $350,104 at March 31, 1996 and June 30, 1995, respectively.

3. Intangible Assets

Intangible assets include accumulated amortization of $25,123 and $19,075 at March 31, 1996 and June 30, 1995, respectively.

4. Debt

Bridge Financing
In November 1995, the Company completed a bridge financing consisting of an aggregate of $1,250,000 principal amount of Bridge Notes and 625,000 Bridge Warrants from which it received net proceeds of $1,070,380, after deducting commissions and expenses of such financing. The Bridge Notes and accumulated interest were repaid with proceeds from the initial public offering. The Bridge Warrants entitled the holders to purchase one share of common stock for $3 per share, which were automatically exchanged on the closing of the initial public offering into 625,000 Class A warrants with exercise price of $6.50 per share. The warrants, which have been valued at $62,500 by management have been recorded as debt discount. Debt discount and deferred financing costs are being amortized over the life of the loan.

Conversion of Debt into Equity
In October and November 1995, the majority of the holders of bridge notes agreed to convert $440,000 in principal and related accrued interest under such notes into shares of Class A and Class E common stock at a conversion rate of $5.50 per share. In February 1996, the Company converted the remaining $215,000 in principal and related accrued interest into shares of Class A and Class E common stock at a conversion rate of $5.50 per share. As additional consideration for the debt conversion, the Company issued 214,000 Class A warrants to the noteholders.

Certain key employees and directors of the Company have agreed to make the payment of certain accrued liabilities owed to them by the Company, totaling $275,000, contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock (as discussed in Note 5).

Furthermore, subsequent to June 30, 1995, certain other debtholders agreed to convert approximately $4.3 million in outstanding debt into shares of Class A and Class E common stock at a conversion price of $5.50 per share.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                       Notes to The Financial Statements
                                   Unaudited

5.  Stockholder's Equity

Initial Public Offering

The Company completed an initial public offering on February 22, 1996 for the sale of units which consisted of one share of Class A common stock, one Class A warrant and one Class B warrant. The initial public offering price per unit was $5.00.

Common Stock

The Company's common stock and preferred stock consists of the following:

o Authorized 34,500,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

o Authorized 2,000,000 shares of Class E-1 common stock, $.01 par value. The stockholders of Class E-1 common stock are entitled to one vote for each share held. Each Class E-1 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $8,000,000 in fiscal 1996, 1997, 1998 or 1999, or is at least
     $10,300,000 in fiscal 2000; or (ii) the Company's bid price per share of Class A common stock averages in excess of $5.00 multiplied by 2.5 (subject to adjustment for stock splits) for 30 consecutive business days during the 18-month period commencing on February 22, 1996, or (iii) the bid price per share of Class A common stock averages in excess of $5.00 multiplied by
     3.35 (subject to adjustment for stock splits) for 30 consecutive business days during the period from 18 months through 36 months after February 22, 1996, or (iv) the Company is acquired by or merged with or into another entity during any of the periods referred to in (ii) or (iii) and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 common stock) equal to or greater than the respective bid price amounts set forth in (ii) or (iii) above, respectively, as applicable.

o Authorized of 2,000,000 shares of Class E-2 common stock, $.01 par value. The stockholders of Class E-2 common stock are entitled to one vote for each share held. Each Class E-2 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $10,900,000 in fiscal 1996, 1997, 1998 or 1999, or is at least
     $14,000,000 in fiscal 2000; or (ii) the Company is acquired by or merged with or into another entity during any of the periods referred to below and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 and Class E-2 common stock) equal to or greater than 3.6 times $5.00 during the 18-month period commencing on February 22, 1996, or
     4.6 times $5.00 during the period from 18 months through 36 months after February 22, 1996 set forth in (ii) or (iii) above, respectively, as applicable.

o Authorized of 1,500,000 shares of Class E-3 common stock, $.01 par value. The stockholders of Class E-3 common stock are entitled to one vote for each share held. Each Class E-3 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before the provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $28,000,000 in fiscal 1996, 1997, 1998, 1999 or 2000; or (ii) the
     Company is acquired by or merged with or into another entity during the periods referred to below and as a result thereof holders of Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1, E-2 and E-3 common stock) equal to or greater than 6 times $5.00 price during the 18-month period

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                       Notes to The Financial Statements
                                   Unaudited

     commencing on February 22, 1996, or 8 times $5.00 during the period from 18 months through 36 months after February 22, 1996.

     The shares of Class E common stock will be redeemed on September 30, 2000 by the Company for $.0001 per share and will be canceled by the Company without further obligation to the stockholder if such earnings levels a market price targets are not achieved.

     The Class E common stock performance shares have the characteristics of escrowed shares; therefore, shares owned by key officers, employees, directors or consultants of the Company are subject to variable plan compensation accounting. In the event the Company attains any of the earnings thresholds or the Company's Class A common stock meets certain minimum market prices required for the conversion of Class E common stock by such stockholders, the Company will be required to recognize compensation expense in the periods in which the stated criteria for conversion are probable of being met.

o Authorized of 5,000,000 shares of preferred stock; no par value, none of which have been issued. Designations, rights, and preferences related to these shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.


Warrants

         Class A Warrants entitles the holder to purchase one share of Class A Common Stock and one Class B Warrant at an exercise price of $6.50 until February 22, 2001. Commencing one year from the offering, the Class A Warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $9.10 per share.

         Class B Warrants entitles the holder to purchase one share of Class A Common Stock at an exercise price of $8.75 until February 22, 2001. Commencing one year from the offering, the Class B Warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $12.25 per share. All Class B Warrants must be redeemed if any are redeemed.

 All of the Class A Warrants, the Class A Common Stock and Class B Warrants issuable upon exercise of such Class A Warrants and the Class A Common Stock issuable upon exercise of the Class B Warrants were registered and tradeable subject to a contractual restriction that such Class A Warrants and underlying securities may not be sold for a period of between 90 and 270 days after the effective date of the Offering. Original securityholders have also agreed not to exercise their Warrants for a period of one year following the effective date of the Offering; provided, however, that subsequent purchasers of the Warrants are not subject to such restrictions on exercise.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion Analysis Of Financial Condition and
                             Results of Operations

6. Commitments and Contingencies

Effective April 1, 1996 Company has entered into a 5 year lease agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico at a monthly cost of $6,500.

A former employee has commenced a lawsuit against the Company for deferred compensation, reimbursable expenses and damages for alleged wrongful discharge. This former employee is seeking treble damages under Arizona law. Furthermore, a second lawsuit was commenced by this same person alleging wrongful discharge in violation of public policy, failure to pay wrongs within a specified period of time from termination, breach of employment contract and improper interference with contract. Management believes that it has valid defense to wrongful discharge and intends to file a counterclaim for tortuous interference with contract and breach of contract. The Company has not accrued any liability relative to this matter at March 31, 1996.

The Company is involved in other various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion Analysis Of Financial Condition and
                             Results of Operations

Results of Operations
- ---------------------

Three  months  ended March 31, 1996  compared  with three months ended March 31,
1995
         Revenue totaled $84,472 for the three months ended March 31, 1996, an increase of $61,753, or 272% over the comparable period last year. The increase was attributable to receipt of $62,000 OEM product development fees. Cost of sales was 49% of product sales, a decline of approximately $40,000 over the comparable period in which cost of sales exceeded product revenue. Administrative costs increased $157,395 or 37% primarily due to accretion costs for the bridge financing. The Company expects selling, general and administrative costs to increase significantly in the future as the Company adds personnel, sales and marketing staff and general overhead as a result of an expected scale-up of operations. Research and development costs decreased from $17,247 to $9,752. Research personnel were not utilized during the quarter due to limited resources prior to the Offering and the Company's relocation. It is anticipated that research costs will increase over the next several quarters as personnel are hired to continue our research and development efforts. Costs related to unearned compensation from incentive stock options decreased $296,732 for the period, resulting in a net decrease of total operating costs $186,863.

         Investment income increased $21,833 due to the interest earned on the Offering proceeds. Interest expense increased $66,767 due to the November 1995 bridge loans which were subsequently repaid with Offering proceeds.

         Net loss of $693,086 was a decrease of $203,682 from the comparable period last year due to the increased gross margin $101,784, the decrease in administrative costs $146,832, offset by the increase in other expenses $44,934. Net loss per share of $.44 was an improvement of $.83 due to increased gross margin $.06, and the decrease in administrative costs $.09, offset by the increase in other expenses $.03. The remaining $.71 gain was due to the increase in weighted common stock due to the Offering.

Nine months ended March 31, 1996 compared with nine months ended March 31, 1995
         Revenue totaled $169,066 for the nine months ended March 31, 1996, an increase of $62,541 or 59% over the comparable period last year. Increase was mainly attributable to OEM product development fees. Cost of sales was 51% of product sales, a decline of approximately $102,000 over the comparable period in which cost of sales exceeded product revenue. Administrative costs increased $156,222 or 15% primarily due to accretion costs for the bridge financing obtained in November 1995. Research and development costs decreased from $106,557 to $30,073. Research personnel and consultants were cut-back during the year due to limited resources prior to the Offering. It is anticipated that research costs will increase over the next several quarters as personnel are hired to continue our research and development efforts. Costs related to unearned compensation from incentive stock options increased $82,384 for the period. The net variances resulted in an increase of total operating costs $59,900.

         Investment income increased $21,833 due to the interest earned on the Offering proceeds. Interest expense increased $90,242 due to the bridge loans and other interest bearing notes which were subsequently repaid with Offering proceeds.

         Net loss totaled $2,286,609 an increase of $65,768 or 3% from the comparable period last year. The increase in net loss was attributable to an increased gross margin $164,763, offset by the increase in administrative costs $162,122 and interest expense $68,409. Net loss per share of $2.18 was an improvement of $1.03 from the prior year due to increased gross margin $.16, offset by the increase in administrative costs $.15, and other expenses $.07. The remaining $1.09 gain was due to the increase in weighted common stock due to the Offering.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion Analysis Of Financial Condition and
                             Results of Operations

Financial Resources and Liquidity
- ---------------------------------

         LightPath has financed its operations through private placements of equity, borrowings or debt until February 1996 when an initial public offering generated net proceeds of approximately, $7.452 million. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its product at selling prices and volumes which provide adequate gross profit to cover operating costs. The Company expects its cash requirements to increase due to the implementation of a sales and marketing program, additional personal and overhead costs. In addition, the company will need substantial funds to continue its research and development efforts and to purchase capital equipment to expand its manufacturing facilities.

         Effective April 1, 1996 Company has entered into a 5 year lease agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico at a monthly cost of $6,500. The company has relocated its staff and manufacturing equipment as of this date. No significant costs were incurred in the move. The Company anticipates purchasing approximately $380,000 in capital equipment by June 30, 1996 to increase its manufacturing capability.

         Since the Company has principally been engaged in basic research and development of its products, it has not been significantly impacted by inflation. The Company does not believe that seasonality will have a significant impact on its business.


                                     PART II

Item 1.  Legal Proceedings
         LightPath is subject to various claims and lawsuits in the ordinary course of business, none of which is material.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Items
         The Company offered a position on the Board of Directors to Mr. Louis Leeburg. On May 1, 1996 Mr. Leeburg accepted the offer on a temporary basis pending his ratification at the next annual meeting. Mr. Leeburg is currently a principal of the John E. Fetzer Institute which is stockholder of the Company.

Item 6.  Exhibits and Reports on Form 8-K
         The Company filed no Current Reports on Form 8-K under the Securities and Exchange Act of 1934 during the quarter ended March 31, 1996.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion Analysis Of Financial Condition and
                             Results of Operations

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                LIGHTPATH TECHNOLOGIES, INC.



                                              By: /s/ Donald Lawson May 14, 1996
                                              ----------------------------------
                                                     Donald Lawson          Date
                                          Executive Vice President and Treasurer