Form 10KSB
period 1996-06-30
LIGHTPATH TECHNOLOGIES INC
filed 1996-09-03
CIK 889971

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended June 30, 1996

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE REPORT OF 1934
           For the transition period from ___________ to ____________
                        Commission file number 000-27548

                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)
DELAWARE                                                     86-0708398
(State or  other jurisdiction of                             I.R.S. Employer
incorporation or organization)                               (Identification No)

6820 Academy Parkway East, NE                                87109
Albuquerque, New Mexico                                      (ZIP Code)
(Address of principal executive offices)
               Registrant's telephone number, including area code:
                                  (505)342-1100
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:
                                                    Common stock, $.01 par value
                                                    ----------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    -----    -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The registrant's operating revenue for its most recent fiscal year. $200,444
- --------

         The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the NASDAQ, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $14,320,933 on August 15, 1996.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value             2,722,191 shares
Common Stock, Class E-1, $.01 par value           1,454,547 shares
Common Stock, Class E-2, $.01 par value           1,454,547 shares
Common Stock, Class E-3, $.01 par value             969,691 shares
- ---------------------------------------             --------------
Class                                             Outstanding at August 15, 1996
                       DOCUMENTS INCORPORATED BY REFERNCE
                       ----------------------------------

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                          LigthPath Technologies, Inc.
                          (A Development Stage Company)
                                   Form 10-KSB

                                      Index

         Item                                                              Page
         ----                                                              ----

Part I
         Description of Business                                           2
         Description of Property                                           8
         Legal Proceedings                                                 9
         Submission of Matters to a Vote of Security Holders               9


Part II
         Market for Common Equity and Related Stockholder Matters         10
         Management's Discussion and Analysis or Plan of Operations       10
         Financial Statements                                             12
         Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       12

Part III

         Directors, Executive Officers, Promoters and Control Persons;
           Compliance with section 16(a) of the Exchange Act              13
         Executive Compensation                                           15
         Security Ownership of Certain Beneficial Owners and Management   15
         Certain Relationships and Related Transactions                   15
         Exhibits and Reports on Form 8-K                                 16

Index to Financial Statements                                             F-1

Signatures                                                                17

                                     PART I


Item 1.  Description of Business.

General

         LightPath Technologies, Inc. (the "Company") is a development stage enterprise engaged in the research, development and production of GRADIUM(TM) glass. GRADIUM is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks performed by multi-element conventional lens systems. The Company believes that GRADIUM lenses provide advantages over conventional lenses for certain applications. By reducing optical aberrations, the Company believes that GRADIUM lenses can provide sharper images, higher resolution, less image distortion, a wider usable field of view and a smaller focal spot size. By reducing the number of lenses in an optical system, the Company believes that GRADIUM can provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller product. While the Company believes that other researchers have sought to produce optical quality lens material with the properties of GRADIUM, the Company is not aware of any other person or firm that has developed a repeatable manufacturing process for producing such material on a prescribable basis. LightPath has been issued ten patents and has filed pending patent applications related to its materials composition, product design and fabrication processes for the production of GRADIUM products. The Company continues to develop new GRADIUM materials with various refractive index and dispersion profiles.

         LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership (the "Partnership") formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation ("ISOTEC") organized in 1985. The Company's initial objective in 1985 was to improve solar energy technology by creating optical material that could efficiently bend light from varying angles in order to track the path of the sun across the sky. In 1987, the Company realized that its early discoveries had much broader application, and expanded its focus to imaging optics applications. On February 22, 1996 the company completed an initial public offering ("IPO") for sale of 1,840,000 units, each unit consisting of one share of Class A common stock, one Class A warrant and one Class B warrant at a price of $5.00 per unit.

         Since its inception in 1985, the Company has been engaged in basic research and development and only recently began to focus on product development. The Company believes that most of its product sales to date have been to persons evaluating the commercial application of GRADIUM or using the products for research and development. The Company is offering standard, computer-based profiles of GRADIUM that engineers can use for product design. Further development is necessary to expand the Company's available standard profiles and to add additional GRADIUM glass families required for certain optics applications.

         LightPath has developed a patented process for producing an optical quality material, GRADIUM, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular or "radial"). GRADIUM is produced by inter-diffusing the atomic constituents of different glass compounds into one material with the prescribed optical profile throughout. GRADIUM profiles with large or small changes in refractive index can be prescribed and achieved with precision, and GRADIUM lenses can be produced across a large diameter range (currently 4mm-50mm). Unlike aspheres, GRADIUM lenses can be finished using conventional spherical surface grinding and polishing techniques. Each piece of GRADIUM can contain the properties of a number of conventional optical glasses combined into one, thus allowing a simple spherical lens to correct spherical aberrations or perform more complicated "multi-element lens system" functions with a single lens.

         By reducing optical aberrations, GRADIUM lenses can provide sharper images, higher resolution, less image distortion, a wider usable field of view and a smaller focal spot size. By reducing the number of lenses in an optical system, GRADIUM should provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller and lighter product. Although the Company's present GRADIUM products are designed for monochromatic applications (e.g., lasers), the Company believes that GRADIUM may be developed for high performance white light applications such as endoscopes or high precision microscopes. GRADIUM's unique properties will allow the Company to develop products for markets that emphasize performance, as well as markets that emphasize efficiency (by reducing conventional lens count or as a substitute for more expensive aspheres).


Business Strategy

         In an attempt to achieve more rapid sales, the Company initially intends to emphasize laser products that it believes may have the greatest immediate commercial impact with the least initial investment. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber-optics, robotics, bar-code reading, document reproduction and audio and video compact disc machines. Generally, optical designers can substitute GRADIUM components included in the Company's standard line for existing laser lens elements. Because GRADIUM can concentrate light transmission into a much smaller focal spot than conventional lenses, the Company believes that GRADIUM has the ability to improve laser performance. The Company's strategy will be to target key laser market niches and establish the necessary products and partnership alliances to sell into Europe and Asia as well as the U.S. market. In addition to laser applications, loose optical components can easily be substituted into many simple products. The Company intends to provide a standard line of GRADIUM profiles for broad-based sales to optical designers developing particular systems for original equipment manufacturers ("OEMs") or in-house products.

         Because complex systems contain many optical components, and GRADIUM lenses can be utilized to reduce the number of lens elements in such systems, the Company believes that GRADIUM lenses can simplify the design and improve the performance of complex optical systems. However, design and production of an optical product is a lengthy process, and it could take years for producers to redesign complex optical systems using GRADIUM, reconfigure the product housing, re-engineer the assembly process and commence commercial quantity orders for GRADIUM components. Accordingly, the Company intends to focus its marketing efforts on niche emerging industries, such as multimedia and telecommunications, that are designing for next-generation optical systems, and performance driven industries, such as medical instruments, that are seeking to optimize performance of existing optical products. The Company believes OEM relationships may improve the Company's technology base by evolving into more sophisticated research and products, although there can be no assurances in this regard. The Company's existing OEM relationships include the development of prototype lenses for a leading manufacturer of endoscopes and the optimization of a high performance rifle scope for a gunsight manufacturer.

         The Company has targeted various optoelectronic industry market niches and is currently developing additional GRADIUM products and key strategic relationships that potentially could impact this large growth area. The Company believes that GRADIUM can provide industry wide solutions to optoelectronic problems of light gathering, packaging and alignment.

         The Company intends to engage in promotional and educational activities concerning GRADIUM so that optical engineers from the numerous, high performance optics markets become familiar with GRADIUM and its properties. The Company presently has five standard profiles of GRADIUM that engineers can use for product design, and is continuing to develop more profiles. In addition, using customers' designs, the Company intends to provide the lenses or lens blanks with the profiles necessary to perform the desired function. The Company's GRADIUM profiles are compatible with established software design programs utilized by optical designers, enabling designers to integrate GRADIUM into their designs. While this enables designers to incorporate GRADIUM into their product design, the Company must create awareness of GRADIUM so that designers will utilize GRADIUM in their designs. If a standard GRADIUM profile is not suited for a specific design, LightPath may create a custom GRADIUM profile for the customer. The Company's objective is that optical designers will learn from information furnished by the Company that GRADIUM can provide them with additional flexibility and design freedom to create optical products more efficiently and with enhanced performance.

Sales and Marketing

         The Company's primary marketing objectives are to target specific OEM customers, to promote direct sales to the laser market and to promote product awareness by educating the various optics markets about the advantages of GRADIUM. The Company's limited revenues and financing prior to the IPO had been applied primarily to research and development, consequently, LightPath and GRADIUM are largely unknown.

         The optics industry is characterized by extensive product diversity and varying levels of product maturity. Products range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). As a result, the market for the Company's products is highly segmented and no single marketing approach will allow the Company to access all available market segments. Accordingly, the Company will selectively focus in specific laser and optoelectronic niches that provide the best opportunity for market penetration. However, all optical products are restricted by the same design constraints and technological shortcomings of conventional optical technology and materials.

         Because the optics industry is so segmented the Company plans to utilize the Internet as a vehicle for promotion of GRADIUM. "Light.Net" is an Internet sight where interested persons may presently obtain information on the Company and GRADIUM, and order products from our catalog. In addition the Company will develop a computer-based instructional program to answer frequently asked questions about GRADIUM and provide technical information about product applications for customers, suppliers and interested individuals. The Company has placed, and will continue to place, print media advertisements in various trade magazines and will be participating in appropriate trade shows.

         The Company continues to develop a network of selected independent optical engineering firms which it has named LightPath-Design!(TM) Centers, to promote the sale of GRADIUM products. There presently exists an unorganized worldwide group of optical engineering firms that provide optical design services and support. The Company's objective is to refer potential customers that inquire about GRADIUM (on the Light.Net or otherwise) to such firms in the customers' geographic location in an effort to promote the use of GRADIUM in the design of the customers' optical systems. LightPath-Design!(TM) Centers are a strategic alliance between the Company and optical engineering firms owned and operated by third parties.

         The Company plans to market GRADIUM through relationships with OEMs for the production of particular prototype lenses to be incorporated into the manufacturer's proprietary products. LightPath has entered into an agreement with Karl Storz GMBH & Co. ("Storz"), a major endoscope manufacturer, for the development of lenses for endoscopy instruments. Endoscopes are used to observe diagnostic or surgical procedures in vivo (within the body), substantially reducing surgical costs. Pursuant to the terms of the agreement, the Company has designed and delivered GRADIUM materials with profiles specified by Storz, and Storz is in the process of producing prototype instruments incorporating the GRADIUM materials. Storz is not obligated to order commercial quantities of GRADIUM products, and may terminate the agreement without entering into a production phase. Although the agreement provides for the Company to receive payments upon achievement of certain development milestones, the relationship will yield significant revenues only if Storz sells commercial quantities of the GRADIUM endoscopes. The Company granted Storz an exclusive worldwide license to use GRADIUM materials in the production of endoscopes, as well as the right to use the Company's tradenames in connection with the sale of such endoscopes. The exclusive license provides for royalties based on actual sales as well as certain minimum royalties once Storz commences commercial production, if ever.

         Pursuant to a purchase order from a military contractor, LightPath designed a prototype for a more rugged, high performance gunsight lens system. The Company believes that the GRADIUM prototype has demonstrated greater ruggedness and an imperviousness to harsh environmental conditions. The LightPath lens design eliminates air spaces between lens elements, eliminating condensation caused by rapid changes between warm, humid indoor and cold or humid outdoor environments. The contractor is seeking next-stage U.S. government funding, of which there can be no assurance, before continuing the project. LightPath has also developed a prototype lens for a commercial gunsight manufacturer that is considering incorporating a GRADIUM lens in its gunsights, and is developing prototype lenses for other military/aerospace OEMs and government research labs.

Competition

         The market for optical components is highly competitive and highly fragmented. The Company competes with manufacturers of conventional spherical lens products and optical components, providers of aspherical lenses and optical components and producers of optical quality glass. To a lesser extent, the
Company competes with developers of radial gradient lenses and optical components. Many of these competitors have greater financial, manufacturing, marketing and other resources than the Company.

         Manufacturers of conventional lenses and optical components include industry giants such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for the Company's products. In addition, although these companies do not manufacture axial gradient lenses, and the Company believes that it has a substantial technological lead in this field, in light of their substantial resources, these companies could pursue development of axial gradient products. In addition, the Company's products compete with products produced by these manufacturers.

         Because the Company also sells GRADIUM blanks for final fabrication to customers, it competes directly with producers of homogenous optical quality glass such as Schott Glaswerke and Hoya Corporation. These manufacturers are continually seeking to improve the materials available for lenses and optical components. Due to their substantial resources, they also might be expected to try to develop products more directly competitive with GRADIUM and/or impede market opportunities for the Company's sale of GRADIUM materials.

         Manufacturers of aspherical lenses and optical components provide significant competition for the Company in providing products that improve the shortcomings of conventional lenses. Aspherical lens system manufacturers include Eastman Kodak Corporation, Olympus Optical Company, Gel-Tech, Inc., Hoya Corporation and U.S. Precision Lens. The use of aspherical surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. But the nonspherical surfaces of glass "aspheres" are difficult to fabricate and test, are limited in diameter range and induce light scatter. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low-tech consumer products that do not place a high demand on performance (such as plastic lenses in disposable cameras). Molded plastic aspheres appear in products that stress weight, size and cost as their measure of success. Molded glass aspheric technology requires high volume production to be cost-effective because hand polishing is too time consuming. Despite these drawbacks, aspherical lenses presently have significant commercial acceptance.

         To a lesser extent, the Company competes with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange, chemical vapor deposition (CVD) and Sol-Gel, all of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company and Gradient Lens Corporation. The Company believes that these processes are limited by the small refractive index change achievable (typically, less than 0.05), the small skin depth of the gradient region (typically less than 3
mm), the lack of control of the shape of the resultant gradient profile, limited glass compositions, and high per unit manufacturing costs.

         Another potentially competitive technology being pursued by certain researchers is diffractive optics, a process that etches microscopic patterns on the surface of a homogenous lens to correct spherical aberrations. Because diffraction alters the lens surface, optical coatings cannot be applied to minimize light scatter and maximize light transmission. However, this process has the potential to compete with both aspheres and GRADIUM in certain applications

Manufacturing

         LightPath had limited manufacturing capabilities prior to the move to Albuquerque. In the larger facility, the Company has begun to implement its plans for a high-volume blank and lens production manufacturing plant by purchasing appropriate equipment, expanding and training a production work force and implementing process controls. Although the Company has not produced high volumes of GRADIUM lenses, it believes that a scale-up of manufacturing can be achieved in the larger facility by adding appropriate equipment and personnel without requiring any significant engineering advances. The Company also believes that proper scale-up of the manufacturing process will yield efficiencies and reduce unit production costs. By purchasing larger, more sophisticated furnaces, milling machines and metrology equipment, the Company believes that greater production efficiencies should be realized. Automation of certain assembly processes, including core drilling and metrology, may result in further cost savings and quality improvements. The Company believes that low manufacturing costs will be a key to its long-term success.

         The Company presently uses subcontractors for finishing lenses and intends to continue to do so. The Company has purchased a limited amount of lens finishing equipment for finishing prototype lenses and for rapid turnaround of small volume orders.

         The Company believes that the production process is repeatable with consistent high quality, and has accurately completed a production scale up of its catalog product lines. The Company's process does not require any extraordinary controls. Since present GRADIUM lenses have spherical surfaces, lens finishing costs will continue to be considerably less expensive than most aspheric lenses. Although GRADIUM lenses may be more expensive than conventional homogenous lenses, the lens price may be offset by GRADIUM's ability to reduce the number of lens elements and/or to increase the performance and functionality of the complete optical system. The Company is now able to use standard, off-the-shelf base glass to produce its GRADIUM lenses.. Base glasses are manufactured by a number of major glass manufacturers, and the Company believes that a satisfactory supply of glass can be assured at a reasonable price.

Patents and Other Proprietary Intellectual Property

         The Company's policy is to protect its technology by, among other things, patents, trade secrets, trademarks and copyrights. As of June 1996, the Company had ten issued U.S. patents, four foreign patents and had filed applications for four additional U.S. patents. Patents have been issued and/or patent applications have been filed in the areas of glass composition, gradient geometries, production processes and product design. One of the Company's issued patents expires in 2006, two in 2007, one in 2008, three in 2010, two in 2012 and one in 2013. Patent applications corresponding to LightPath's U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty ("PCT). Under the PCT, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the PCT as the applicant elects.

         In addition to patent protection, certain process inventions and innovations are retained as trade secrets. A key feature of GRADIUM is that, once fabricated, it does not reveal its formula upon inspection and cannot be reverse-engineered. LightPath(R) is now registered as a service mark in the United States; registrations for LightPath(TM), GRADIUM and other trademarks are pending. The Company intends to register these trademarks in key foreign jurisdictions.

         There can be no assurance that any issued patents owned by the Company will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to the Company's products or technologies that it may license in the future or file itself will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to the Company. There can be no assurance that patents owned or licensed by the Company and issued in one jurisdiction will also issue in any other jurisdiction. Furthermore, there can be no assurance that the validity of any of the patents would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. No such challenges have been made to date.

         Further, there can be no assurance that others have not independently developed or will not independently develop and patent similar or superior products and/or technologies, duplicate any of the Company's products or technologies or design around the Company's patents. There can be no assurance that patents issued to others will not adversely affect the development or commercialization of the Company's products or technologies. The Company does not have a policy of patent infringement liability coverage for costs or damages relating to claims of infringement. The Company could incur substantial costs in defending itself in suits brought against it or any of its licensees, or in suits in which the Company may assert its patent or patents in which it may have rights against others or in suits contesting the validity of a patent. Any such proceedings would be protracted. In addition, there can be no assurance that the Company could be successful in defending its patent rights in any future infringement action. If the outcome of any such litigation is adverse to the Company's interests, the Company's business may be materially adversely affected.

         The Company is not aware of its products and/or processes infringing any U.S. or foreign patent rights of any other party. There can be no assurance, however, that all United States and any foreign patents or patent applications that may pose a risk of infringement have been identified. Patent applications in the United States are maintained in secrecy until patents issue. The Company could incur substantial costs in defending itself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability of the Company to make, use distribute and sell products.

         The Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants and customers. However, there can be no assurance that the Company's confidentiality agreements, when in place, will not be breached or that the Company would have adequate remedies for any breach. Some of the confidentiality agreements that the Company relies upon will expire in the next few years. There can be no assurance that others will not independently develop technology or processes substantially equivalent to or better than the Company's technology or processes, or that the Company's trade secrets will not otherwise become disclosed to or independently discovered by its competitors. It is very difficult to protect unpatented know-how and trade secrets.

Environmental and Government Regulation

         Emissions and waste from the Company's present manufacturing process are at such low levels that no special environmental permits or licenses are required. In the future, the Company may need to obtain special permits for disposal of increased waste by-products. The glass materials utilized by the Company contain lead and other toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emission of such elements in gaseous form. If production reaches a certain level, the Company believes that it will be able to efficiently recycle certain of its raw material waste, thereby reducing disposal levels. The Company believes that it presently is in compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits necessary for the operation of its business.

         There are no federal, state or local regulations that restrict the manufacturing and distribution of GRADIUM materials. Certain end-user applications will require that the complete optical systems receive government approval, such as Federal Drug Administration approval for use in endoscopy. In these cases, the Company will generally be involved on a secondary level and the license and approval process will be up to the OEM customer.

Research and Development

         Since inception, the Company has been engaged in basic research and development that has resulted in the discovery of GRADIUM and the proprietary processes for fabricating GRADIUM lenses. This research included theoretical development of the mathematical formulas for accurately defining GRADIUM, development and refinement of the prescribable, repeatable fabrication process, and development of the software modeling tools and metrology. The Company shipped its first GRADIUM products in May 1994. The Company intends to continue fundamental materials research, process and production optimization, and the development of new glass compositions to create different "families" and geometries of GRADIUM materials to be offered to customers. "Families" of glass are various base glass compounds comprised of different elements. Variation of refractive index can be accomplished by using different elements in glass. Further development is necessary to produce GRADIUM materials for high performance, white light applications (such as high performance microscopes and other products where sensitive color discrimination is critical). The Company will continue to refine its design modeling software in an attempt to gain greater design accuracy and more efficient production processes.

         The Company's initial product line is lead-based. The Company currently is developing a barium-based product line, and may in the future conduct development regarding lanthanum-based products. Optical elements of lanthanum or barium may be used with lead-based glass to correct or reduce certain chromatic aberrations. From within these families, a specific range of refractive indices and dispersive properties is selected for each specific profile, providing an inventory of GRADIUM profiles for a diverse range of applications.

         The Company has expended in excess of $6,600,000 for research and development since inception. The Company expended or incurred expenditures for research and development for the two years ended June 30 as follows: 1996, $83,074; 1995, $112,165. The decrease in research and development expenditures in recent years is due to personnel reductions and declining activity as a result of the Company's lack of operating capital. The Company plans to expend approximately $700,000 on research and development during fiscal 1997.





Employees

         The Company currently has twenty-one full-time employees and expects to hire four additional employees in the next twelve months, including manufacturing, technical design and engineering, marketing and sales. Seven of the Company's present employees are engaged in management, administrative and clerical functions, four in research and development, five in production and five in sales and marketing. In order to maintain low overhead expenses, the Company intends to continue its current practice of utilizing outside consultants, where appropriate, in addition to hiring additional full-time personnel. None of the Company's employees are represented by labor unions.


Item 2.  Description of Property

         The Company leases its principal offices in Albuquerque, New Mexico which are used to house all of its operations, including research, product design and development, production and all administrative operations. The 13,300 square foot facility is located in a business and research park. The Company is obligated to make monthly rental payments of $6,500 (increasing to $6,900 in year four) on a five year lease which expires April 2001.

Item 3.  Legal Proceedings

         On July 31, 1995 a former employee commenced a lawsuit against the Company for deferred compensation, reimbursable expenses and damages totalling $114,672 in the Superior Court of Arizona, County of Pima. On September 22, 1995 an additional suit was filed in the same court, by the employee, alleging wrongful discharge and damages in an unspecified amount. The Company settled both of the lawsuits in May 1996, for approximately $75,000, the majority of which was deferred wages the Company had accrued in the prior year.

         On April 24, 1995, another former employee commenced a lawsuit in the U.S. District Court, Tucson, against the Company alleging that he was unlawfully terminated in retaliation for his efforts to secure unpaid wages for himself and co-workers. He also filed a complaint with the National Labor Relations Board (the "NLRB"). The NLRB found in favor of LightPath on the merits of the claim. The discovery phase has begun and the Company is preparing a motion for summary judgment. The former employee seeks an unspecified amount of damages.

         On January 9, 1996, a former consultant filed a lawsuit against the Company in Arizona Superior Court, County of Pima, alleging that the Company owes him additional fees in the amount of $25,600 plus interest. Discovery has been initiated and the Company intends to answer and defend against the claim.

         The Company is involved in other various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements. The Company is also aware of the existence of certain unasserted claims. Certain potential claims exist due to nonpayment of payables during the periods when the Company had inadequate cash flow. Third parties have not recently manifested their intent to pursue such matters. Management is of the opinion that such matters are not likely to be asserted or if they are will not result in any material liability to the Company.

Item 4.  Submission of  Matters to a Vote of Security Holders.
         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol LPTHA since February 22, 1996.

The Company estimates there were approximately 300 holders of record and approximately 1200 beneficial holders on August 15, 1996. The Company has not paid dividends in the past and does not intend to pay cash dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NASDAQ, the principal system or exchange on which such securities are quoted or traded.

                                                     Class A
         Fiscal Year Ending                          Common Stock
         June 30, 1996                               High     Low
         -------------                               ----     ---

         February 22, 1996 to
           March 31, 1996                            $ 5      $ 4

         Quarter ended June 30, 1996                 $ 6.5    $ 4.63


Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

         The Company is a development stage company that has only recently begun to generate limited revenues from the sale of its GRADIUM products. Since 1985, the Company has been engaged in research and development relating to the discovery and patenting of GRADIUM and processes to manufacture GRADIUM. The Company began to recognize revenues from product sales in the fiscal year ending June 30, 1995. The Company believes that most of its product sales to date have been to persons evaluating the commercial application of GRADIUM or using the products for research and development, but not for commercial usage. From inception through June 30, 1996, the Company has sustained cumulative losses of ($21,471,490). These losses have resulted from substantial expenditures in connection with research and development and general and administrative expenses, including legal and professional fees. During the ten year period from 1985 to 1996, the Company and its predecessors raised approximately $16 million of private investment capital for basic research and development and other operating expenses.

Plan of Operation

         During fiscal year 1997, the Company plans to utilize proceeds from the IPO to incur substantial research and development costs of approximately $700,000 due to continuing research of materials composition, design and production process optimization, development of new GRADIUM profiles and product development. The Company also budgeted for the 1997 fiscal year, $3,700,000 in general and administrative costs associated with the scale-up of manufacturing operations, creation of a marketing and sales organization, programs and distribution channels, recruitment and training of personnel and other operating activities. The Company incurred capital expenditures of approximately $280,000 from the date of the IPO through June 30, 1996, and additional capital expenditures of approximately $800,000 are planned for administrative, research and development and manufacturing equipment during the 1997 fiscal year. The Company believes that the IPO proceeds will be sufficient to cover the fiscal year operating and capital budget. At this time, the Company has no plans to raise additional funds in fiscal year 1997.

Results of Operations

Year ended June 30, 1996 compared with the year ended June 30, 1995

         Revenue totaled $200,444 for the year ended June 30, 1996, an increase of $33,979 or 20% over the comparable period last year. The increase was attributable to greater product development fees from an OEM. The development phase of the OEM project is nearing completion and the Company does not anticipate additional revenue from this phase of the project. Cost of sales was $18,563, 56% of product sales, a decline of approximately $123,000 over the comparable period in which cost of sales exceeded product revenue. Administrative costs increased $473,147 or 35% primarily due to fourth quarter staff additions which increased salaries approximately $245,000 during the quarter, and accretion costs for the bridge financing obtained in November 1995. Research and development costs decreased $29,091 for the year but during the fourth quarter approximately $50,000 was expended. Use of research personnel and consultants were reduced during the year due to limited resources prior to the IPO. It is anticipated that research costs will increase to approximately $150,000 a quarter in fiscal year 1997 as personnel are hired to continue research and development efforts. Costs related to unearned compensation from incentive stock options decreased $56,825 for the year. The Company has no additional unearned compensation from incentive stock options to amortize in future periods. The net variances resulted in an increase in total operating costs of $264,189.

         Investment income increased $71,003 due to the interest earned on the IPO proceeds. Interest expense decreased $33,882 for the year, due to the repayment or conversion of bridge loans and other interest bearing notes with IPO proceeds.

         Net loss totaled $2,914,905, an increase of $125,325 or 4% from the comparable period last year. The increase in net loss was attributable to an increase in administrative costs of $387,231, offset by improved gross margin of $157,021 and other income/expense of $104,885. Net loss per share of $1.98 was an improvement of $1.97 from the prior year due to increased gross margin of $.11 and other income/expense of $.07, offset by the increase in administrative costs of $.26. The remaining $2.05 gain was due to the increase in weighted common stock resulting from the IPO.

Financial Resources and Liquidity

         LightPath had financed its operations through private placements of equity, borrowings or debt until February 1996 when the IPO generated net proceeds of approximately $7,200,000 million. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its product at selling prices and volumes which provide adequate gross profit to cover operating costs. The Company has budgeted its cash requirements for fiscal 1997 at $3,700,000 a substantial increase due to the implementation of a sales program, additional personnel and overhead costs as detailed in the "Plan of Operations". Cash required for operating and research activities in fiscal 1996 were approximately $2,300,000. In addition, the Company plans to expend $700,000 to continue its research and development efforts and to purchase $800,000 in capital equipment to expand its manufacturing facilities during fiscal year 1997. During fiscal 1996 the Company incurred approximately $280,000 in capital equipment.

         The Company believes that IPO proceeds will be sufficient to cover the fiscal 1997 operating and capital budget. The Company's capital requirements after such period will depend on the extent that GRADIUM becomes commercially accepted and the Company's sales program is successful in generating sales sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its operations or that the Company will successfully commercialize its GRADIUM products. In addition, the Company may be required to seek additional financing or alter its business plan in the event of delays, cost overruns or unanticipated expenses associated with a company in the development stage. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and have to cease or substantially reduce operations.

         The shares of Class E common stock have the characteristics of escrowed shares; therefore, shares owned by key officers, employees, directors or consultants of the Company are subject to variable plan compensation accounting. In the event the Company attains any of the earnings thresholds of the Company's Class A common stock meets certain minimum market prices required for conversion of Class E common stock into Class A common stock, the Company will be required to recognize compensation expense in the periods in which the stated criteria for conversion are probable of being met.

         Effective April 1, 1996, the Company entered into a five year lease agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico at a monthly cost of $6,500 for the first three years, increasing to $6,900 monthly in the last two years. The Company has relocated its staff and manufacturing equipment as of this date. No significant costs were incurred in the move. The Company incurred capital expenditures of approximately $280,000 from the date of the IPO through June 30, 1996, and additional capital expenditures of approximately $800,000 are planned for administrative and manufacturing facilities during the 1997 fiscal year.

         Since the Company has principally been engaged in basic research and development of its products, it has not been significantly impacted by inflation. The Company does not believe that seasonality will have a significant impact on its business.



Item 7.  Financial Statements

         The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Ernst & Young are the principal accountants of LightPath. In July 1996, the Board of Directors of the Company voted on the recommendation of the Company's management to retain KPMG Peat Marwick to serve as the Company's principal accountants and to dismiss Ernst & Young LLP at the conclusion of the June 30, 1996 reporting period. Ernst & Young was notified of the dismal in August 1996. The Company will seek shareholder ratification for the selection of KPMG Peat Marwick at the annual meeting on September 30, 1996.

         In April 1996, the Company relocated its corporate headquarters to Albuquerque, New Mexico from Tucson, Arizona. Since that time the Company has continued to work with Ernst & Young's Tucson office. Ernst & Young does not have an Albuquerque office. The Board believes that the change to KPMG, which has an Albuquerque office, will be more convenient and efficient for the Company.

         There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and such firm's report on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope, or accounting principles. For the past two years the audit report has contained explanatory language as to the uncertainty of the Company as a going concern. Additionally, Ernst & Young LLP's management letter related to their audit of the June 30, 1995 financial statements contained certain comments regarding material weaknesses noted. These particular comments related to the Company's internal controls in its accounting and financial reporting systems and information systems. The Company agreed to the inclusion of the explanatory language and the material weaknesses which management believes have been properly resolved subsequent to June 30, 1995.

                                    PART III

Item 9.  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
         Compliance with section 16(a) of the Exchange Act.


Directors and Executive Officers

         The Directors and Executive Officers of the Company, and their respective ages and positions with the Company, are as follows:

             Name                      Age           Position
             ----                      ---           --------
Leslie A. Danziger                      43           Chairman and President
Louis P. Wagman                         54           Executive Vice President and Secretary
Donald E. Lawson                        45           Executive  Vice  President, Chief Operating Officer and
                                                     Treasurer
David W. Collins                        56           Director
Milton Klein, M.D. (1)                  48           Director
Louis Leeburg (2)                       42           Director
Haydock H. Miller, Jr. (1)              71           Director
- ---------------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Leslie A. Danziger has been Chairman of the Company, since its incorporation in June 1992, and has also held the position of President since August 1995. Ms. Danziger was a partner or executive officer of the Company's predecessors from 1985 until incorporation of the Company. Ms. Danziger is a founder of the Company and a co-inventor of the first two LightPath patents. She has developed and guided the execution of the Company's long-term business strategies and the development and commercialization of the Company's technologies. From 1974 to 1979 she served as an Executive Vice President of COS, Inc., and from 1979 to 1982 she served as Executive Vice President of Arctic Communications Corporation. Both of these communication consulting firms developed tools designed to assist clients in resolving conflicts relating to economic development, land use and natural resource issues. Ms. Danziger attended the University of Texas. Ms. Danziger is married to Joel C. Goldblatt, the Company's Vice President of Strategic Planning and Communications, and is the sister-in-law of Milton Klein, M.D., a Director of the Company.

         Louis P. Wagman has been the Executive Vice President of the Company since May 1992 and as its Secretary since October 1992. Mr. Wagman is responsible for the Company's strategic alliances and licensing and new business development. From 1991 until the time he joined the Company, Mr. Wagman performed management consulting services for various firms, including the Company. From 1989 to 1991, Mr. Wagman was President and Chief Executive Officer of Photometrics, Ltd., a supplier of advanced electronic imaging equipment for scientific and industrial applications. From 1977 to 1989, he served as Vice President and General Manager of four different companies engaged in the design and manufacture of high-tech diagnostic, testing and service equipment:
Princeton Gamma-Tech, Sun Electric Corporation, Sensors/Dynatech and KLT Industries. During the previous eleven years, Mr. Wagman was an executive with Bendix Corporation. Mr. Wagman received a B.S. degree in Electronics Engineering from George Washington University and an M.B.A. with distinction from the University of Michigan.

         Donald E. Lawson has been Executive Vice President of the Company since May 5, 1995 and Treasurer since September 1995. Mr. Lawson has also served as the Company's Chief Operating Officer since June 1995 and is responsible for the Company's financial activities, manufacturing, sales, research and development, and intellectual property management. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

         David W. Collins has served as a Director of the Company since 1992. Dr. Collins served as an in-house patent counsel for Bell Laboratories from 1970 to 1974, for Allied Chemical Corporation from 1974 to 1978, for Exxon Research and Development from 1978 to 1979, and for Hughes Aircraft from 1979 to 1985.
Dr. Collins has been a patent attorney in private practice in since 1985 with his office in Tucson, Arizona, since 1992, and has served as special patent counsel to the Company since 1987. Dr. Collins received a B.S. degree in chemistry from the University of Massachusetts, an M.S. degree in chemistry from Williams College, a Ph.D. in solid state science from Penn State University and a J.D. from Seton Hall University. Dr. Collins is a member of the New Jersey and California Bar Associations.

         Milton Klein, M.D. has served as a Director of the Company since its inception. Dr. Klein is principally involved in medically related uses for LightPath GRADIUM materials. In March 1992 Dr. Klein organized the Company's group of scientific advisors to explore the use of the Company's technology in endoscopic equipment, microscopy and related medical optical systems. Dr. Klein specializes in cardiology and from 1982 to the present has been a Clinical Associate Professor of Medicine at The Baylor College of Medicine, Houston, Texas. He is a Fellow of the American College of Cardiology and the American College of Physicians. Dr. Klein received a B.S. degree from McGill University and an M.D. from the University of California in San Diego. Dr. Klein is the brother-in-law of Leslie A. Danziger.

         Louis Leeburg has served as a Director of the Company since May 1996. Since 1993 Mr. Leeburg has been with the investment firm, Jay A. Fishman, Ltd. From December 1988 until August 1993 he was the Vice President, Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a B.S. in accounting from Arizona State University. Mr. Leeburg is a member of Financial Foundation Officers Group and the treasurer and trustee for the John
E. Fetzer Memorial Trust Fund and the John E. Fetzer ILM Trust Fund, affiliated with a significant stockholder of the Company.

         Haydock H. Miller, Jr. has served as a Director of the Company since January 1993. Since that time he has advised the Company on administrative, management and financial matters. Mr. Miller served as an executive with the Aluminum Company of America (ALCOA) from 1949 until his retirement in 1983. Mr. Miller received a B.A. degree from Yale University. His last position with ALCOA was Manager of Organization Analysis, an internal consulting group for all ALCOA departments and divisions prior hereto he was Manager for salaried job evaluations for ALCOA and its subsidiaries and immediately before that, was Superintendent of several ALCOA plants, concentrating on quality control and production techniques, and consultant to its operations in the United Kingdom. Since 1983, Mr. Miller has been an independent management consultant.

Item 10.  Executive Compensation.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 6, 1996 and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 6, 1996 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 6, 1996 and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

a)    Exhibits

   Exhibit
   Number                              Description
   ------                              -----------
    3.1  Certificate of Incorporation of Registrant, as amended                         1
    3.2  Certificate of Designations filed November 10, 1995 with the Secretary         1
         of State of the State of Delaware
    3.3  Bylaws of Registrant                                                           1
    4.1  Form of Warrant Agreement                                                      1
    4.2  Unit Purchase Option                                                           1
    9.0  Form of Voting Trust Agreement dated January 10, 1996, among certain           1
         stockholders of the Registrant
   10.1  Employment Agreement between Registrant and Leslie A. Danziger                 1
   10.2  Employment Agreement between Registrant and Louis P. Wagman                    1
   10.3  Employment Agreement between Registrant and Donald E. Lawson                   1
   10.4  Product Development and License Agreement between Registrant and Karl          1
         Storz GMBH & Co. dated December 22, 1994
   10.6  Omnibus Incentive Plan                                                         1
   10.7  Directors Stock Option Plan                                                    1
     11  Computation of Net Loss Per Share                                              2
     27  Financial Data Schedule                                                        2

1. The exhibit was filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No: 33-80119) and are incorporated herein.
2.  Filed herewith.


(b)  Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                          Index to Financial Statements


Report of Ernst & Young LLP, Independent Auditors............................F-2

Audited Financial Statements

Balance Sheet................................................................F-3
Statements of Operations.....................................................F-4
Statements of (Deficiency in Net Assets) Stockholders' Equity................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

                Report of Ernst & Young LLP, Independent Auditors



Board of Directors
LightPath Technologies, Inc.

         We have audited the accompanying balance sheet of LightPath Technologies, Inc., (a development stage company) as of June 30, 1996, and the related statements of operations, (deficiency in net assets) stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of LightPath Technologies, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statemens are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the finanical statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the finanical statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that LightPath Technologies, Inc., will continue as a going concern. As more fully described in the notes, since inception, the Company has incurred substantial losses related to its formation, research and development, and operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                     ERNST & YOUNG LLP



Tucson, Arizona
August 2, 1996

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                    June 30,
                                                                                      1996
                                                                                ---------------
Assets
Current assets:
  Cash and cash equivalents                                                     $    4,335,133
  Trade accounts receivable                                                             23,500
  Inventories                                                                           66,186
  Advances to employees                                                                 14,445
  Prepaid expenses and other                                                            82,608
                                                                                --------------
Total current assets                                                                 4,521,872

Property and equipment - net (Note 2)                                                  438,726
Intangible assets - net (Note 3)                                                       250,206
                                                                                --------------
Total assets                                                                    $    5,210,804
                                                                                ==============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                                      $      362,206
  Accrued payroll and benefits                                                         274,237
                                                                                --------------
Total current liabilities                                                              636,443

Note payable to related parties (Note 4)                                                30,000

Commitments and contingencies (Note 9)

Redeemable common stock (Note 8)
  Class E-1 - performance based and redeemable common stock 1,454,547 shares
   issued and outstanding                                                               14,545
  Class E-2 - performance based and redeemable common stock 1,454,547 shares
   issued and outstanding                                                               14,545
  Class E-3 - performance based and redeemable common stock 969,691 issued
   and outstanding                                                                       9,697

Stockholders' equity (Notes 5, 7 and 8)
   Preferred stock, $.01 par value; 5,000,000 shares authorized;    none
    issued and outstanding                                                                   -
   Common stock:
    Class A, $.01 par value, voting; 34,500,000 shares authorized; 2,722,191
     shares issued and outstanding                                                      27,222
   Additional paid-in capital                                                       18,692,578
   Deficit accumulated during the development stage                                (14,214,226)
                                                                                --------------
Total stockholders' equity                                                           4,505,574
                                                                                --------------
Total liabilities and stockholders' equity                                      $    5,210,804
                                                                                ==============

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                             Inception
                                                                                            August  23,
                                                                                           1985 through
                                                          Year Ended June 30,                June 30
                                                       1996               1995                 1996
                                                -----------------------------------------------------------
                                                                                            (Unaudited)
Revenues
   Product development fees                       $    167,000       $    102,000        $    269,000
   Lenses and other                                     33,444             64,465             120,388
                                                -----------------------------------------------------------
Total revenues                                         200,444            166,465             389,388

Costs and expenses
   Cost of goods sold                                   18,563            141,605             206,855
   Selling, general and administrative               1,818,615          1,345,468          11,146,436
   Research and development                             83,074            112,165           6,674,454
   Amortization of unearned compensation               867,642            924,467           2,076,217
                                                -----------------------------------------------------------
Total costs and expenses                             2,787,894          2,523,705          20,103,962
                                                -----------------------------------------------------------
Operating loss                                      (2,587,450)        (2,357,240)        (19,714,574)

Other income(expense)
   Investment income                                    71,003                  -              93,451
   Interest expense                                   (398,458)          (432,340)         (1,850,367)
                                                -----------------------------------------------------------
Net loss                                          $ (2,914,905)       $(2,789,580)       ($21,471,490)
                                                ===========================================================


Net loss per share                                      $(1.98)            $(3.95)                  -
                                                ===========================================================
Number of shares used in per share calculation
                                                     1,471,006            705,580                   -
                                                ===========================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
          Statements of (Deficiency in Net Assets) Stockholders' Equity

                                                               Class A
                                                             Common Stock                             Treasury Stock
                                                     -----------------------------  Additional   -----------------------
                                                      Number of                      Paid-in     Number of
                                                       Shares        Amount          Capital       Shares       Amount
                                                     -------------------------------------------------------------------
Balances at July 1, 1994                                643,491    $  6,435         $4,238,255   (208,484)   $ (224,802)
   Issuance of common stock                              46,348         464            446,573          -             -
   Common stock issued for services                       2,028          20             34,450          -             -
   Common stock from debt conversion                     37,792         378          1,031,755          -             -
   Sales of treasury stock                                    -           -             22,401     22,401        44,802
   Issuance of options to purchase common stock
     below market price                                       -           -          1,413,548          -             -
   Amortization of unearned compensation                      -           -                  -          -             -
   Repurchase of common stock for treasury                    -           -                  -     (5,000)      (10,000)
   Net loss                                                   -           -                  -          -             -
                                                     -------------------------------------------------------------------
Balances at June 30, 1995                               729,659       7,297          7,186,982   (191,083)     (190,000)
   Issuance of common stock, net of offering costs    1,842,547      18,425          7,198,089          -             -
   Common stock issued for services                         182           2              4,990          -             -
   Common stock issued for debt conversion              152,418       1,524          4,294,880          -             -
   Sales of treasury stock                                    -           -                  -    190,628       185,000
   Amortization of unearned compensation                      -           -                  -          -             -
   Warrants issued with bridge loans                          -           -             62,500          -             -
   Retirement of  common and treasury stock              (2,615)        (26)           (54,863)       455          5000
   Net loss                                                   -           -                  -          -             -
                                                     -------------------------------------------------------------------
Balances at June 30, 1996                             2,722,191    $ 27,222        $18,692,578          -             -
                                                     ===================================================================

                                                                        Deficit
                                                                      Accumulated
                                                                      During the
                                                       Unearned       Development
                                                     Compensation        Stage               Total
                                                   --------------------------------------------------
Balances at July 1, 1994                              $ (378,561)     $ (8,509,741)     $ (4,868,414)
   Issuance of common stock                                    -                 -           447,037
   Common stock issued for services                            -                 -            34,470
   Common stock from debt conversion                           -                 -         1,032,133
   Sales of treasury stock                                     -                 -            67,203
   Issuance of options to purchase common stock
     below market price                               (1,413,548)                -                 -
   Amortization of unearned compensation                 924,467                 -           924,467
   Repurchase of common stock for treasury                     -                 -           (10,000)
   Net loss                                                    -        (2,789,580)       (2,789,580)
                                                   --------------------------------------------------
Balances at June 30, 1995                               (867,642)      (11,299,321)       (5,162,684)
   Issuance of common stock, net of offering costs             -                 -         7,216,514
   Common stock issued for services                            -                 -             4,992
   Common stock issued for debt conversion                     -                 -         4,296,404
   Sales of treasury stock                                     -                 -           185,000
   Amortization of unearned compensation                 867,642                 -           867,642
   Warrants issued with bridge loans                           -                 -            62,500
   Retirement of  common and treasury stock                    -                 -           (49,889)
   Net loss                                                    -        (2,914,905)       (2,914,905)
                                                   --------------------------------------------------
Balances at June 30, 1996                                      -      $(14,214,226)     $  4,505,574
                                                   ==================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                Inception
                                                                                                August 23,
                                                                                                  1985
                                                                        Year Ended               through
                                                                          June 30                June 30
                                                              -----------------------------------------------
                                                                   1996            1995           1996
                                                              -----------------------------------------------
                                                                                               (Unaudited)
Operating activities
Net loss                                                      $(2,914,905)   $(2,789,580)     $(21,471,490)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                   86,875         86,105           456,055
   Accretion of bridge notes                                      213,568         31,240           244,808
   Services provided for common stock                               5,000         34,552         1,140,813
   Write-off abandoned patent applications                          1,895         23,025           111,059
   Amortization of unearned compensation                          867,642        924,467         2,076,217
Changes in operating assets and liabilities:
  Receivables, advances to employees                               44,399        (10,762)          (37,945)
  Inventories                                                     (66,186)             -           (66,186)
  Prepaid expenses and other                                      (49,688)       (24,756)          (82,608)
  Accounts payable and accrued expenses                          (510,561)       504,497         1,922,107
                                                              -----------------------------------------------
Net cash used in operating activities                          (2,321,961)    (1,221,212)      (15,707,170)
Cash flows from investing activities
Property and equipment additions                                 (269,057)        (2,678)         (866,486)
Costs incurred in acquiring patents                               (49,962)       (36,110)         (389,558)
                                                              -----------------------------------------------
Net cash used in investing activities                            (319,019)       (38,788)       (1,256,044)
Cash flows from financing activities
Proceeds from notes payable                                        40,000         76,100         4,398,606
Payments on notes payable                                        (314,511)      (172,535)       (1,097,350)
Proceeds from convertible notes payable                                 -        391,000         1,465,529
Repayments of convertible notes payable                          (162,500)       (50,000)         (212,500)
Proceeds from bridge loans                                      1,285,433        480,315         1,765,748
Repayments of bridge loans                                     (1,250,000)             -        (1,250,000)
Proceeds from sales of common stock                             7,216,514        448,891         9,189,443
Repurchase of common stock                                        (40,000)       (10,000)         (569,512)
Proceeds from sales of treasury stock                             190,000         67,203           351,119
Proceeds from sales of limited partnership units                        -              -         7,257,264
                                                              -----------------------------------------------
Net cash provided by financing activities                       6,964,936      1,230,974        21,298,347
                                                              -----------------------------------------------
Net increase (decrease) in cash and cash equivalents            4,323,956        (29,026)        4,335,133
Cash and cash equivalents at beginning period                      11,177         40,203                 -
                                                              -----------------------------------------------
Cash and cash equivalents at end of period                    $ 4,335,133    $    11,177      $  4,335,133
                                                              ===============================================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                      $     4,992    $    34,470      $  1,111,617
Debt and interest converted into Class A common stock           4,296,404      1,032,133         6,281,164
Stock options granted for services                                      -         98,500            98,500
Class E common stock issued                                         9,613          3,448            38,801

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                   Notes to Financial Statements June 30,1996


Organization

LightPath Technologies, Inc. (the Company) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is a development stage enterprise engaged in the research, development and production of GRADIUM(TM) lenses. GRADIUM is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems. Since its inception in 1985, the Company has been engaged in basic research and development. With the proceeds from the initial public offering
(IPO) on February 22, 1996, the Company began to focus on product development and sales.

Basis of Presentation

The Company has incurred substantial losses since inception. The Company consummated an IPO to raise additional capital to further fund research, development and commercialization of GRADIUM with the objective of developing products that will achieve market acceptance. Management believes the net proceeds from the offering will be sufficient to finance the Company's working capital requirements for the next year. Without sales of the GRADIUM products, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


1. Summary of Significant Accounting Matters

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

Inventories which consists principally of raw materials, lenses and components are stated at the lower of cost, on a first-in, first-out basis, or market. Inventory costs include material, labor and manufacturing overhead.

Property  and   equipment  are  stated  at  cost  and   depreciated   using  the
straight-line method over the estimated useful lives of the related assets from three to seven years.

Intangible assets consisting of patents and trademarks, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the related assets from ten to seventeen years.

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.

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

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued

Revenue recognition occurs from sales of product upon shipment.

Research and development costs are expensed as incurred.

Stock based employee compensation is accounted for under the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, which requires no recognition of compensation expense when the exercise price of the employees stock option equals the market price of the underlying stock on t;he date of grant.

Pro forma information required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, has been presented under the fair value method using a Black-Scholes option pricing model (see Note 7).

Per share data is computed using the weighted average number of common shares and common equivalent shares outstanding during each period after giving retroactive effect to the recapitalization (see Note 8). Restricted Class E common shares and stock options for the purchase of Class E common shares are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding.

Net loss per share for the period from inception through June 30, 1996 is not presented as the Company's predecessor was a limited partnership and no common shares were outstanding.

Management uses estimates and makes assumptions during the preparation of the Company's financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.

Financial instruments of the Company are valued as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of
Financial Instruments. The carrying amounts of cash and cash equivalents approximate fair value.



2.  Property and Equipment

Property and equipment consist of the following:

                                                     June 30,1996

         Manufacturing equipment                     $  491,614
         Computer equipment and software                203,243
         Furniture and fixtures                          84,656
         Leasehold improvements                          65,207
                                                     ----------
                                                        844,720
         Less depreciation                             (405,994)
                                                     ----------
                                                     $  438,726
                                                     ==========

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued


3. Intangible Assets

Intangible assets consist of the following:

                                                     June 30,1996

       Patents and trademarks granted                $  162,838
       Patent applications in process                   106,863
       Trademark applications in process                  8,797
                                                     ----------
                                                        278,498
       Less amortization                                (28,292)
                                                     ----------
                                                     $  250,206
                                                     ==========


4.   Note Payable

At June 30, 1996, the Company has a note payable to a stockholder of $30,000, which bears interest at 10.28%, payable monthly. The stockholder has agreed to make repayment of the remaining balance contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock (as discussed in Note 8).

Bridge Loans

In November 1995, the Company completed a bridge financing consisting of an aggregate of $1,250,000 principal amount of Bridge Notes and 625,000 Bridge Warrants from which it received net proceeds of $1,070,380, after deducting commissions and expenses of such financing. The Bridge Notes and accumulated interest were repaid with proceeds from the initial public offering. The Bridge Warrants entitled the holders to purchase one share of common stock for $3 per share, which were automatically exchanged on the closing of the IPO into 625,000 Class A warrants with exercise price of $6.50 per share. The warrants, which were initially valued at $62,500 by management were recorded as debt discount. Debt discount and deferred financing costs were amortized over the life of the loan.

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

In February 1996, in conjunction with the IPO, certain other debtholders agreed to convert approximately $3.3 million in principal, accrued interest and other payables into shares of Class A and Class E common stock at a conversion price of $5.50 per share. Interest of $58,023 and $21,613 was paid in 1996 and 1995, respectively.

5. Deferred Employee Salaries

In November 1993, the Company implemented a plan for the deferment of a portion of all employees' salaries. The salaries not paid were accrued as a continuing obligation of the Company. As of June 30, 1996 and 1995, the total deferred amounts were $211,470 and $789,449 respectively. During 1996 portions of these deferrals were repaid with proceeds from bridge loans, while other obligations were converted into common stock. Additionally, in November 1995, key officers of the Company agreed to convert $350,000 of their deferred amounts into Class E common stock at an average conversion price

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued


of $1 per share. Key officers and employees of the Company have agreed to make repayment of the June 30, 1996 balance plus the balance of an accrued liability for a director (totals $275,000) contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock (as discussed in Note 8).

6. Income Taxes

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the use of the cash method of accounting and deferral of research and development and start-up expenses for tax purposes. Research and development and start-up expenses will be deductible over a five year period commencing with the year the Company advances from the development stage into its commercialization phase.

For financial reporting purposes a valuation allowance of $3,674,000 has been recognized to offset the Company's deferred tax assets. The valuation allowance has increased by $692,000 and $747,000 during the years ended June 30, 1996 and 1995, respectively, as a result of increased deferred tax assets created principally by the operating losses and the deferral of research and development and start-up expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 1996 are as follows:

     Deferred tax assets:
        Capitalized start-up expenses, net                     $2,474,000
        Capitalized research and development expenses             533,000
        Net operating loss carryforwards                          434,000
        Research and development credits                          106,000
        Other deferred deductions                                 127,000
                                                               ----------
     Total deferred tax assets                                  3,674,000
     Valuation allowance for deferred tax assets               (3,674,000)
                                                               ----------
                                                               $        -
                                                               ==========

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates is a difference equal to the federal statutory rate given that the annual losses resulted in no tax benefits.

At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1 million which will begin to expire in 2009 if not previously utilized. The Company also has research and development credit carryforwards of approximately $106,000 which will begin to expire in 2009, if not previously utilized. The majority of the net operating loss carryforward and research and development credits are subject to certain
limitations   of  the  Internal   Revenue  Code  which   restrict  their  annual
utilization.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued


7. Employee and Director Stock Option Plans

At June 30, 1996 the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Prior to becoming a public company, the Company's management valued options granted based on the cash transactions price of the Company's common stock during the period of grant. Certain of the grants, prior to 1995, were at less than fair market value and the Company recorded total unearned compensation of $1,413,548 and $662,669 in 1995 and 1994, respectively, at the date of the grants, and was amortizing the unearned compensation expense over the vesting periods. The amortization expense totaled $867,642 and $924,467 in 1996 and 1995, respectively. The unamortized balance of unearned compensation was charged to expense in the first quarter of fiscal 1996 when the vesting of all options outstanding was accelerated due to the approval by the stockholders of an underwriting agreement. No compensation costs have been recognized for its fixed stock options plans where fair market value equalled the option price at the date of grant. Had compensation costs for the Company's stock based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share for the year ended June 30, 1996 would have been substantially the same as reported.

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). An aggregate of 104,545 and 13,636 shares of the Company's common stock has been reserved for awards under the Incentive Plan and the Directors Plan, respectively.

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers and other key employees of the Company, including incentive stock options, nonqualified stock options, "reload" options, deferred compensation stock options, stock appreciation rights, restricted stock grants, restricted unit grants and performance bonus awards. The term of the options granted under the Incentive Plan cannot exceed ten years for all option holders except stockholders with 10% or more of the Company's stock for which the term is five years after the date of grant. Each option issued prior to the IPO is now, due to the recapitalization discussed in Note 8, bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Incentive Plan available for grant at June 30, 1996 were 2,161 shares of Class A common stock.

The Directors Plan authorizes the Company to grant awards to certain eligible nonemployee directors of the Company using common stock. Under the plan formula:
i) each of the current nonemployee directors will receive options to purchase 182 shares of the Company's common stock at the date of each annual meeting of stockholders; and ii) on the date an individual first becomes a nonemployee director, they will receive options to purchase 900 shares of the Company's common stock which vest ratably over a three year period. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of such shares on the date the options are granted with a term of ten years. Each option issued prior to the IPO is now, due to the recapitalization discussed in Note 8, bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Director Plan available for grant at June 30, 1996 were 10,136 shares of Class A common stock.

In addition, the Company has issued nonqualified options to certain directors and consultants to the Company not covered by the Incentive or Directors Plan. The Company issued 26,628 shares in 1995 to consultants for services rendered, recognizing $445,000 in cost related to these options issued. Each option issued prior to the IPO is now, due to the recapitalization discussed in Note 8, bundled into an option for the purchase of one share of Class A common stock,
1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued


A summary of the status of the stock option plans as of June 30, 1996 and 1995 and changes during the years ended is presented below:

- -------------------------------------------------------------------------------
                                    Incentive      Directors
Shares under option:                Plan           Plan           Nonqualified
- -------------------------------------------------------------------------------
Outstanding at June 30, 1994            19,655          4,182         24,675
Granted                                 57,529              -         26,628
Exercised                                    -              -              -
Lapsed or canceled                     (12,891)          (682)             -
                                    -------------------------------------------
Outstanding at June 30, 1995            64,293          3,500         51,303
Granted at $5.00                        55,000              -              -
Exercised                                    -              -              -
Lapsed or canceled                     (16,909)             -         (1,609)
                                    -------------------------------------------
Outstanding at June 30, 1996           102,384          3,500         49,694
                                    ===========================================

Options exercisable:
  June 30, 1996                         57,384          3,500         49,694
Weighted-avg fair value of
options granted during year           $  1.03               -              -

The following table summarizes information about fixed stock options outstanding at June 30, 1996:

                                      Options Outstanding                 Options Exercisable
- ------------------------------------------------------------------------------------------------------------
                                     Weighted-Avg.
   Range of           Number          Remaining                         Number
   Exercise        outstanding at     Contractual    Weighted-Avg.   Exercisable at    Weighted-Avg.
    Prices          June 30,1996         Life       Exercise Price   June 30, 1996    Exercise Price
- ------------------------------------------------------------------------------------------------------------
$ 5 to 15                   137,673       8.7 Years          $ 5.57          92,673           $ 5.85
$25 to 40                    12,658       7.3                $35.71          12,658           $35.71
$41 to 55                     5,247       7.2                $44.44           5,247           $44.44
                     ------------------                              ------------------
$ 5 to 55                   155,578       8.5                $ 9.33         110,578           $11.09
                     ==================                              ==================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 25%; risk free interest rate of 7%; and expected lives of 2 years.

8.  Stockholder's Equity

Initial Public Offering

The Company completed an IPO on February 22, 1996 for the sale of units which consisted of one share of Class A common stock, one Class A warrant and one Class B warrant. The initial public offering price per unit was $5.00.

Common Stock

Effective September 29, 1995, the Board of Directors and the stockholders of the Company approved the recapitalization of the Company as follows:

A 1-for-5.5 reverse stock split of all then outstanding shares of common stock. Concurrently, a stock dividend of 1.5 shares of Class E-1 common stock, 1.5 shares of Class E-2 common stock and one

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued

share of Class E-3 stock, for each share of Class A common stock outstanding following the reverse stock split was declared

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

o Authorized 2,000,000 shares of Class E-2 common stock, $.01 par value. The stockholders of Class E-2 common stock are entitled to one vote for each share held. Each Class E-2 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $10,900,000 in fiscal 1996, 1997, 1998 or 1999, or is at least
     $14,000,000 in fiscal 2000; or (ii) the Company is acquired by or merged with or into another entity during any of the periods referred to below and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 and Class E-2 common stock) equal to or greater than 3.6 times $5.00 during the 18-month period commencing on February 22, 1996, or
     4.6 times $5.00 during the period from 18 months through 36 months after February 22, 1996 set forth in (ii) or (iii) above, respectively, as applicable.

o Authorized 1,500,000 shares of Class E-3 common stock, $.01 par value. The stockholders of Class E-3 common stock are entitled to one vote for each share held. Each Class E-3 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before the provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $28,000,000 in fiscal 1996, 1997, 1998, 1999 or 2000; or (ii) the
     Company is acquired by or merged with or into another entity during the periods referred to below and as a result thereof holders of Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1, E-2 and E-3 common stock) equal to or greater than 6 times $5.00 price during the 18-month period commencing on February 22, 1996, or 8 times $5.00 during the period from 18 months through 36 months after February 22, 1996.

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

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued


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

o Authorized 5,000,000 shares of preferred stock; no par value, none of which have been issued. Designations, rights, and preferences related to these shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.


Warrants

Each Class A warrant entitles the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $6.50 until February 22, 2001. Commencing one year from the offering, the Class A warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A common stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $9.10 per share.

Each Class B warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $8.75 until February 22, 2001. Commencing one year from the offering, the Class B warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A common stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $12.25 per share. All Class B warrants must be redeemed if any are redeemed.

All of the Class A warrants, the Class A common stock and Class B warrants issuable upon exercise of such Class A warrants and the Class A common stock issuable upon exercise of the Class B warrants were registered and tradeable subject to a contractual restriction that such Class A warrants and underlying securities may not be sold for a period of between 90 and 270 days after the effective date of the IPO. Original securityholders have also agreed not to exercise their warrants for a period of one year following the effective date of the IPO; provided, however, that subsequent purchasers of the warrants are not subject to such restrictions on exercise.


9. Commitments and Contingencies

The Company has operating leases for office equipment and office space. Effective April 1, 1996 Company has entered into a 5 year lease (with a three year renewal option) agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico. Rent expense recognized for the years ended June 30, 1996 and 1995 was $55,640 and $66,352 respectively. Commitments under noncancelable operating leases are $93,500 for 1997; $89,000 for 1998; $91,000 for 1999; $94,000 for 2000; and $73,000 for 2001.

The Company has outstanding purchase commitments for approximately $100,000 at June 30, 1996 for capital expenditures for the manufacturing facility.

In June 1996, the Company entered into an agreement with Invention Machine Corporation (IMC) for a benchmarking and prediction analysis of technologies related to LightPath's proprietary process for the manufacturing of GRADIUM. The agreement calls for the Company to pay IMC a total of $24,000 from July 1996 through December 1996 and issue 40,000 shares of unregistered Class A common stock upon completion of the project.

In 1995, a former employee commenced a lawsuit against the Company for deferred compensation and reimbursable expenses. A second lawsuit was commenced by this same person alleging wrongful

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Continued


discharge. The Company settled both of these lawsuits in May 1996, for approximately $75,000. The majority of which was deferred compensation accrued in 1995.

The Company is involved in other various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements. The Company is also aware of the existence of certain unasserted claims. Certain potential claims exist due to nonpayment of payables during the periods when the Company had inadequate cash flow. Third parties have not recently manifested their intent to pursue such matters. Management is of the opinion that such matters are not likely to be asserted or if they are will not result in any material liability to the Company.


10.  Related Party Transactions

During the fiscal year ended June 30, 1996, two directors of the Company, provided legal and consulting services to the Company for which they billed the Company approximately, $58,000. In addition, the Company was provided legal and consulting services by several individuals and companies who are stockholders of the Company, for which they billed approximately, $144,000. The Company has retained the legal services of a stockholder for licensing work to be performed during fiscal 1997 for $90,000 of which half is paid in cash and half in Class A common stock.

11.   Supplemental Net Loss Per Share Information

On February 22, 1996 the Company completed an IPO upon which shares of common stock was issued due to the conversion of certain accounts payable, accrued liabilities, payables to related parties, notes payable, convertible notes payable and bridge loans into Class A common stock and shares of Class E common stock. Had the conversion occurred on July 1, 1995 the earnings per share amounts for 1996 would have been as follows:

                                              1996
                                              ----
Actual                                      $(1.98)
Adjustments                                    .07
                                        -----------------
Supplemental                                $(1.91)
                                        =================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                      By: /s/ Leslie A. Danziger August 28, 1996
                                          --------------------------------------
                                                      Leslie A. Danziger    Date
                                                          Chairman and President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leslie A. Danziger          August 28, 1996
- -----------------------------------------------
Leslie A. Danziger
Chairman and President


/s/ Donald E. Lawson            August 28, 1996
- -----------------------------------------------
Donald E. Lawson
Chief Operating Officer and Treasurer


/s/ Louis P. Wagman             August 28, 1996
- -----------------------------------------------
Louis P. Wagman
Executive Vice President and Secretary


/s/ David W. Collins            August 28, 1996               /s/ Louis Leeburg               August 28, 1996
- -----------------------------------------------               -----------------------------------------------
David W. Collins                                              Louis Leeburg
Director                  .                                   Director


/s/ Milton Klein, M.D.          August 28, 1996               /s/ Haydock H. Miller Jr.       August 28, 1996
- -----------------------------------------------               -----------------------------------------------
Milton Klein, M.D.                                            Haydock H. Miller Jr.
Director                                                      Director

                                       17