Form 10QSB
period 1996-09-30
LIGHTPATH TECHNOLOGIES INC
filed 1996-10-31
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                   FORM 10-QSB
                               ___________________
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE REPORT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 000-27548

                               ___________________

                          LIGHTPATH TECHNOLOGIES, INC.

                               ___________________
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
                                YES   X    NO
                                    -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                           2,741,291 shares
Common Stock, Class E-1, $.01 par value                         1,449,942 shares
Common Stock, Class E-2, $.01 par value                         1,449,942 shares
Common Stock, Class E-3, $.01 par value                           966,621 shares
---------------------------------------                           --------------
Class                                           Outstanding at October 31,  1996

================================================================================

                          LigthPath Technologies, Inc.
                         ( A Development Stage Company)
                                    Form 10-Q

                                      Index

Item                                                                  Page
----                                                                  ----

Part I   Financial information

         Balance Sheet                                                 2
         Statements of Operations                                      3
         Statements of Cash Flows                                      4
         Notes to Financial Statements                                 5
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

Part II  Other information

         Legal Proceedings                                             9
         Changes in Securities                                         9
         Defaults Upon Senior Securities                               9
         Submission of Matters to Vote of Security Holders             9
         Other Items                                                   9
         Exhibits and Reports on Form 8-K                              9

Signatures                                                            10

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                  September 30,       June 30,
                                                                                       1996             1996
                                                                                -------------------------------------
                                                                                    Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                      $    3,244,016  $     4,335,133
  Trade accounts receivable                                                             128,473           23,500
  Inventories                                                                           131,093           66,186
  Advances to employees                                                                  14,203           14,445
  Prepaid expenses and other                                                             40,420           82,608
                                                                                -------------------------------------
Total current assets                                                                  3,558,205        4,521,872
Property and equipment - net                                                            599,924          438,726
Intangible assets - net                                                                 263,338          250,206
                                                                                -------------------------------------
Total assets                                                                     $    4,421,467  $     5,210,804
                                                                                =====================================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                                       $      329,727  $       362,206
  Accrued payroll and benefits                                                          264,089          274,237
                                                                                -------------------------------------
Total current liabilities                                                               593,816          636,443

Note payable to related parties                                                          30,000           30,000


Redeemable common stock
  Class E-1 - performance based and redeemable common stock
   1,449,942 and 1,454,547, shares issued and outstanding at
   September 30, 1996 and June 30, 1996, respectively                                    14,499           14,545
  Class E-2 - performance based and redeemable common stock
   1,449,942 and 1,454,547 shares issued and outstanding at
   September 30, 1996 and June 30, 1996, respectively                                    14,499           14,545
  Class E-3 - performance based and redeemable common stock
   966,621 and 969,691, issued and outstanding at September 30,
   1996 and June 30, 1996, respectively                                                   9,666            9,697

Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none
    issued and outstanding at September 30, 1996 or June 30, 1996                             -                -
   Common stock:
    Class A, $.01 par value; 34,500,000 shares authorized, voting
     2,741,291 and 2,722,191, shares issued and outstanding at
     September 30, 1996 and June 30, 1996, respectively                                  27,414           27,222
   Additional paid-in capital                                                        18,702,928       18,692,578
   Deficit accumulated during the development stage                                 (14,971,355)     (14,214,226)
                                                                                -------------------------------------
Total stockholders' equity                                                            3,758,987        4,505,574
                                                                                -------------------------------------
Total liabilities and stockholders' equity                                       $    4,421,467   $    5,210,804
                                                                                =====================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                       Inception
                                                                                       August 23,
                                                                                          1985
   Unaudited                                                                             through
                                                       Three Months Ended              September
                                                          September 30                     30
                                             ------------------------------------------------------
                                                    1996              1995               1996
                                             ------------------------------------------------------
Revenues:
   Product development fees                    $    111,347      $     30,000       $    380,347
   Lenses and other                                  12,123               128            132,511
                                             ------------------------------------------------------
Total revenues                                      123,470            30,128            512,858

Costs and expenses:
   Cost of goods sold                                12,687                 -            219,542
   Selling, general and administrative              662,750           293,874         11,809,186
   Research and development                         246,943            12,570          6,921,397
   Amortization of unearned
     compensation                                         -           867,642          2,076,217
                                             ------------------------------------------------------
Total costs and expenses                            922,380         1,174,086         21,026,342
                                             ------------------------------------------------------
Operating loss                                     (798,910)       (1,143,958)       (20,513,484)

Other income(expense)
   Investment income                                 42,558                 -            136,009
   Interest expense                                    (777)          (90,880)        (1,851,144)
                                             ------------------------------------------------------
Net loss                                       $   (757,129)      $(1,234,838)      $(22,228,619)
                                             ======================================================


Net loss per share                                   $(.28)           $(1.65)                  -
                                             ======================================================
Number of shares used in per share                2,735,287           748,898                  -
   calculation
                                             ======================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                           Inception
                                                                                           August 23,
                                                                                              1985
                                                                  Three Months Ended        through
Unaudited                                                            September 30         September 30
                                                              -------------------------------------------
                                                                  1996         1995           1996
                                                              -------------------------------------------
Operating activities
Net loss                                                      $  (757,129) $(1,234,838)  $(22,228,619)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                   35,511       20,216        491,566
   Accretion of bridge notes                                            -       38,623        244,808
   Services provided for common stock                             110,419        5,000      1,251,232
   Write-off abandoned patent applications                              -            -        111,059
   Amortization of unearned compensation                                -      867,642      2,076,217
   Changes in operating assets and liabilities:
      Receivable, advances to employees                          (104,731)      41,374       (142,676)
      Inventories                                                 (64,907)           -       (131,093)
      Prepaid expenses and other                                   42,188     (240,274)       (40,420)
      Accounts payable and accrued expenses                       (42,627)     445,502      1,879,480
                                                              -------------------------------------------
Net cash used in operating activities                            (781,276)     (56,755)   (16,488,446)

Cash flows from investing activities
Property and equipment additions                                 (193,919)           -     (1,060,405)
Costs incurred in acquiring patents                               (15,922)      (2,392)      (405,480)
                                                              -------------------------------------------
Net cash used in investing activities                            (209,841)      (2,392)    (1,465,885)

Cash flows from financing activities
Proceeds from notes payable                                             -       14,489      4,398,606
Payments on notes payable                                               -            -     (1,097,350)
Proceeds from convertible notes payable                                 -            -      1,465,529
Repayments of convertible notes payable                                 -            -       (212,500)
Proceeds from bridge loans                                              -       35,433      1,765,748
Repayments of bridge loans                                              -            -     (1,250,000)
Proceeds from sales of common stock                                     -        9,567      9,189,443
Repurchase of common stock                                       (100,000)           -       (669,512)
Proceeds from sales of treasury stock                                   -            -        351,119
Proceeds from sales of limited partnership units                        -            -      7,257,264
                                                              -------------------------------------------
Net cash provided by financing activities                        (100,000)      59,489     21,198,347
                                                              -------------------------------------------
Net increase (decrease) in cash and cash equivalents           (1,091,117)         342      3,244,016
Cash and cash equivalents at beginning period                   4,335,133       11,177              -
                                                              ===========================================
Cash and cash equivalents at end of period                     $3,244,016  $    11,519    $ 3,244,016
                                                              ===========================================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                      $    110,419 $     4,904    $ 1,222,036
Debt and accrued interest converted into Class A
 common stock                                                            -      16,877      6,281,164
Stock options granted for services                                       -           -         98,500
Class E common stock issued                                              -          96         38,801

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements - Unaudited


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

1. Summary of Significant Accounting Matters

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in the Form 10-KSB as filed with the Securities and Exchange Commission on August 28, 1996.

The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month periods ended September 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

Stock based employee compensation is accounted for under the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, which requires no recognition of compensation expense when the exercise price of the employees stock option equals the market price of the underlying stock on the date of grant.

Per share data is computed using the weighted average number of common shares and common equivalent shares outstanding during each period after giving retroactive effect to the recapitalization. Restricted Class E common shares and stock options for the purchase of Class E common shares are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding.

Net loss per share for the period from inception through September 30, 1996 is not presented as the Company's predecessor was a limited partnership and no common shares were outstanding.

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


2. Inventories

The components of inventories include the following at September 30, 1996:


Finished goods and work in process                   $ 72,987
Raw materials                                          58,106
                                             ----------------
Total inventories                                    $131,093
                                             =================

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations
---------------------

Three months ended September 30, 1996 compared with three months ended September 30, 1995

         Revenue totaled $123,470 for the three months ended March 31, 1996, an increase of $93,342, over the comparable period last year. The increase was attributable to an additional $81,000 in product development fees and an additional $12,000 in lens sales. The new sales were derived from government funded subcontracts in the area of solar energy to allow satellites to produce their own power and the next generation of multiplexing devices used in conjunction with optical fiber. The total award of the subcontracts was $285,000. The Company did not enter into any new OEM projects during the quarter. Cost of sales approximated product sales due to shipment of samples, outside finishing expenses, and the low volume of inventory production. It is anticipated that with increased volume the cost of production will decrease. Administrative costs increased $368,876 or 126% primarily due to the addition of personnel in all areas, sales and marketing, administration and operations along with increased overhead in these areas as a result of an expected scale-up of operations. Research and development costs increased from $12,570 to $246,943. The research department staff has increased to 4.5 full time equivalents, which were hired to continue the Company's research and development efforts in the area of new glass families. There were no costs related to unearned compensation from incentive stock options during the current quarter representing a decrease of $867,642 for the period.

         Investment income increased $42,588 due to the interest earned on temporary investments. Interest expense decreased approximately $90,000 due primarily to the conversion of debt to equity in conjunction with the completion of the Company's IPO.

         Net loss of $757,129 was a decrease of $477,709 from the comparable period last year due to the increased gross margin $80,655, decrease of $867,642 in unearned compensation and the increase in other income of $132,661. These gains were offset by the increase in selling, general and administrative costs $368,876 and research and development $234,373. Net loss per share of $.28 was an improvement of $1.37 due to increased gross margin $.03, the decrease unearned compensation $.32 and the increase in other income $.05, offset by the increase in selling, general and administrative costs $.13 and research and development other expenses $.09. The remaining $1.19 gain was due to the increase in weighted common stock due to the IPO.


Financial Resources and Liquidity
---------------------------------

         LightPath has financed its operations through private placements of equity, borrowings or debt until February 1996 when an initial public offering generated net proceeds of approximately, $7.452 million. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its product at selling prices and volumes which provide adequate gross profit to cover operating costs. Company has budgeted its cash requirements for fiscal 1997 at $3,700,000 a substantial increase from fiscal 1996 due to the implementation of a sales program, additional personnel and overhead costs. During the first quarter the Company's actual cash requirements were approximately $280,000 under this budget. In addition, the Company budgeted $700,000 for fiscal 1997 to continue its research and development efforts. During the first quarter the Company's actual cash requirements for research and development equaled this budget. The Company also budgeted $800,000 primarily to be used for equipment to expand its manufacturing facilities during fiscal year 1997. During first quarter the Company incurred approximately $210,000 in capital equipment and patent costs. The Company anticipates purchasing approximately $170,000 in capital equipment and patent costs by December 31, 1996.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         Since the Company has principally been engaged in basic research and development of its products, it has not been significantly impacted by inflation. The Company does not believe that seasonality will have a significant impact on its business.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)


                                     PART II
                                     -------

Item 1.  Legal Proceedings

         In October 1996 the Company was informed that a lawsuit filed in the U.S. District Court, Tucson, by a former employee had been terminated by the employee following the discovery phase.

         There have been no material developments in any other legal actions since the Company's Form 10-KSB for the year ended June 30, 1996. LightPath is subject to various claims and lawsuits in the ordinary course of business, none of which is material to the Company's financial condition and results of operations.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         LightPath Technologies, Inc. conducted its regular 1996 Annual Meeting of Stockholders on September 30, 1996. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

                  1. Election of one Class III Director to hold office until the Annual Meeting of Stockholders in 1999 and his successor is elected and qualified. The election of Mr. Louis Leeburg as Class III Director of the Company was approved by the stockholders by a vote of 5,399,518 FOR and 32,500 ABSTENTIONS.
                  2. Ratification of the selection of KPMG Peat Marwick LLP as independent accounts for the Company for the fiscal year ending June 30, 1997 was approved by the stockholders by a vote of 5,368,532 FOR, 24,506 AGAINST and 38,980
                      ABSTENTIONS.
                  3. Ratification of the proposal to increase the number of shares of Common Stock which may be issued upon exercise of options granted under the Company's 1992 Omnibus Incentive Plan from 104,545 to 325,000 was approved by the stockholders by a vote of 3,706,918 FOR, 228,833 AGAINST and 972,034 ABSTENTIONS.

Item 5.  Other Items
         None

Item 6.  Exhibits and Reports on Form 8-K
         The following reports were filed under the Securities and Exchange Act of 1934 during the quarter ended September 30, 1996:

         Current Report on Form 8-K dated August 15, 1996 to announce the termination of Ernst & Young LLP as principal accountants effective with the conclusion of the June 30, 1996 reporting period.

         Current Report on Form 8-K/A No. 1 dated September 3, 1996 to announce that KPMG Peat Marwick LLP was engaged as principal accountants for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                      By: /s/ Donald Lawson     October 31, 1996
                                        ----------------------------------------
                                                Donald Lawson               Date
                                          Executive Vice President and Treasurer
                                       10