Form 10QSB
period 1996-12-31
LIGHTPATH TECHNOLOGIES INC
filed 1997-02-06
CIK 889971

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

                For the quarterly period ended December 31, 1996

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE REPORT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 000-27548

                               ___________________

                          LIGHTPATH TECHNOLOGIES, INC.
                               ___________________
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          86-0708398
(State or  other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

6820 Academy Parkway East, N.E.       http://www.light.net             87109
Albuquerque, New Mexico                                              (ZIP Code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                  (505)342-1100
                               ___________________
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES __X__ NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                   2,763,096 shares
Common Stock, Class E-1, $.01 par value                 1,449,942 shares
Common  Stock, Class E-2, $.01 par value                1,449,942 shares
Common Stock,  Class E-3, $.01 par value                  966,621 shares
----------------------------------------                  --------------
Class                                           Outstanding at January 31,  1997

================================================================================

                          LightPath Technologies, Inc.
                         ( A Development Stage Company)
                                    Form 10-Q

                                      Index

Item                                                                 Page
----                                                                 ----

Part I   Financial information

         Balance Sheet                                                 2
         Statements of Operations                                      3
         Statements of Cash Flows                                      4
         Notes to Financial Statements                                 5
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

Part II  Other information

         Legal Proceedings                                             10
         Changes in Securities                                         10
         Defaults Upon Senior Securities                               10
         Submission of Matters to Vote of Security Holders             10
         Other Items                                                   10
         Exhibits and Reports on Form 8-K                              10

Signatures                                                             11

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                   December 31,       June 30,
                                                                                       1996             1996
                                                                                -------------------------------------
                                                                                    Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                      $    2,277,189  $     4,335,133
  Trade accounts receivable                                                              84,328           23,500
  Inventories                                                                           179,572           66,186
  Advances to employees                                                                   2,156           14,445
  Prepaid expenses and other                                                             42,479           82,608
                                                                                -------------------------------------
Total current assets                                                                  2,585,724        4,521,872
Property and equipment - net                                                            717,749          438,726
Intangible assets - net                                                                 309,625          250,206
                                                                                =====================================
Total assets                                                                     $    3,613,098  $     5,210,804
                                                                                =====================================

Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable and accrued liabilities                                      $       316,349  $       362,206
  Accrued payroll and benefits                                                          267,629          274,237
                                                                                -------------------------------------
Total current liabilities                                                               583,978          636,443

Note payable to related parties                                                          30,000           30,000


Redeemable common stock:
  Class E-1 - performance based and redeemable common stock
   1,449,942 and 1,454,547, shares issued and outstanding at
   December 31, 1996 and June 30, 1996, respectively                                     14,499           14,545
  Class E-2 - performance based and redeemable common stock
   1,449,942 and 1,454,547 shares issued and outstanding at
   December 31, 1996 and June 30, 1996, respectively                                     14,499           14,545
  Class E-3 - performance based and redeemable common stock
   966,621 and 969,691, issued and outstanding at December 31, 1996
   and June 30, 1996, respectively                                                        9,666            9,697

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none
    issued and outstanding at December 31, 1996 or June 30, 1996                              -                -
   Common stock:
    Class A, $.01 par value; 34,500,000 shares authorized, voting
     2,763,096 and 2,722,191, shares issued and outstanding at
     December 31, 1996 and June 30, 1996, respectively                                   27,632           27,222
   Additional paid-in capital                                                        18,837,300       18,692,578
   Deficit accumulated during the development stage                                 (15,904,476)     (14,214,226)
                                                                                -------------------------------------
Total stockholders' equity                                                            2,960,456        4,505,574
                                                                                =====================================
Total liabilities and stockholders' equity                                       $    3,613,098   $    5,210,804
                                                                                =====================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                             Inception
                                                                                                             August 23,
                                                Three Months Ended                Six Months Ended          1985 through
Unaudited                                           December 31,                     December 31,            December 31,
                                               1996            1995             1996           1995             1996
                                       -----------------------------------------------------------------------------------
Revenues:
   Product development fees                 $   1,806      $   45,000      $    113,153    $     75,000     $    382,153
   Lenses and other                            26,358           9,466            38,481           9,594          158,869
                                       -----------------------------------------------------------------------------------
Total revenues                                 28,164      $   54,466           151,634          84,594          541,022

Costs and expenses:
   Cost of goods sold                          17,636           5,478            30,323           5,478          237,178
   Selling, general and
     administrative                           683,530         295,396         1,346,280         589,270       12,492,716
   Research and development                   292,364           7,751           539,307          20,321        7,213,761
   Amortization of unearned
     compensation                                   -               -                 -         867,642        2,076,217
                                       -----------------------------------------------------------------------------------
Total costs and expenses                      993,530         308,625         1,885,587       1,482,711       22,019,872
                                       -----------------------------------------------------------------------------------
Operating loss                               (965,366)       (254,159)       (1,764,276)     (1,398,117)     (21,478,850)

Other income(expense):
   Investment income                           33,041               -            75,599               -          169,050
   Interest expense                              (796)       (104,526)           (1,573)       (195,406)      (1,851,940)
                                       -----------------------------------------------------------------------------------
Net loss                                  $  (933,121)    $  (358,685)      $(1,690,250)    $(1,593,523)    $(23,161,740)
                                       ===================================================================================


Net loss per share                             $(.34)          $(.47)            $(.62)         $(2.12)                -
                                       ===================================================================================
Number of shares used in per
   share calculation                       2,755,520         763,160         2,745,404         752,262                 -
                                       ===================================================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      Inception
                                                                                                      August 23,
                                                                                                         1985
                                                                       Six Months Ended                through
Unaudited                                                                 December 31                December 31
                                                              ------------------------------------------------------
                                                                     1996             1995              1996
                                                              ------------------------------------------------------
Operating activities
Net loss                                                       $  (1,690,250)      $(1,234,838)    $(23,161,740)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                      92,070            20,216          548,125
   Accretion of bridge notes                                               -            38,623          244,808
   Services provided for common stock                                245,009             5,000        1,385,822
   Write-off abandoned patent applications                                 -                 -          111,059
   Amortization of unearned compensation                                   -           867,642        2,076,217
   Changes in operating assets and liabilities:
      Receivable, advances to employees                              (48,539)           41,374          (86,484)
      Inventories                                                   (113,386)                -         (179,572)
      Prepaid expenses and other                                      40,129          (240,274)         (42,479)
      Accounts payable and accrued expenses                          (52,465)          445,502        1,869,642
                                                              ------------------------------------------------------
Net cash used in operating activities                             (1,527,432)          (56,755)     (17,234,602)

Cash flows from investing activities
Property and equipment additions                                    (365,427)                -       (1,231,913)
Costs incurred in acquiring patents                                  (65,085)           (2,392)        (454,643)
                                                              ------------------------------------------------------
Net cash used in investing activities                               (430,512)           (2,392)      (1,686,556)

Cash flows from financing activities
Proceeds from notes payable                                                -            14,489        4,398,606
Payments on notes payable                                                  -                 -       (1,097,350)
Proceeds from convertible notes payable                                    -                 -        1,465,529
Repayments of convertible notes payable                                    -                 -         (212,500)
Proceeds from bridge loans                                                 -            35,433        1,765,748
Repayments of bridge loans                                                 -                 -       (1,250,000)
Proceeds from sales of common stock                                        -             9,567        9,189,443
Repurchase of common stock                                          (100,000)                -         (669,512)
Proceeds from sales of treasury stock                                      -                 -          351,119
Proceeds from sales of limited partnership units                           -                 -        7,257,264
                                                              ------------------------------------------------------
Net cash provided by financing activities                           (100,000)           59,489       21,198,347
                                                              ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (2,057,944)              342        2,277,189
Cash and cash equivalents at beginning period                      4,335,133            11,177                -
                                                              ------------------------------------------------------
Cash and cash equivalents at end of period                        $2,277,189       $    11,519      $ 2,277,189
                                                              ======================================================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                        $    245,009      $      4,904      $ 1,356,626
Debt and accrued interest converted into Class A
  common stock                                                             -            16,877        6,281,164
Stock options granted for services                                         -                 -           98,500
Class E common stock issued                                                -                96           38,801

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

The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month and six month periods ended December 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

Inventories which consist principally of raw materials, lenses and components are stated at the lower of cost, on a first-in, first-out basis, or market. Inventory costs include material, labor and manufacturing overhead.

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

Stock based employee compensation is accounted for under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, which requires no recognition of compensation expense when the exercise price of the employees stock option equals the market price of the underlying stock on the date of grant.

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

Net loss per share for the period from inception through December 31, 1996 is not presented as the Company's predecessor was a limited partnership and no common shares were outstanding.

Management uses estimates and makes assumptions during the preparation of the Company's financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.



2. Inventories

The components of inventories include the following at December 31, 1996:


               Finished goods and work in process            $ 122,812
               Raw materials                                    56,760
                                                            -----------
               Total inventories                              $179,572
                                                            ===========

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations
---------------------

         The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early state of development, the need for additional financing, and intense competition in various aspects of its business. In light of these risks and uncertainties, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized.

Three months ended December 31, 1996 compared with three months ended December 31,1995

         Revenue totaled $28,164 for the three months ended December 31, 1996, a decrease of approximately $26,000 over the comparable period last year. The change was attributable to an additional $17,000 in lens sales and a reduction of $43,000 in product development fees. The lens sales included approximately twenty new customers representing a variety of industrial and government accounts. The Company's increase in lens sales is primarily due to its efforts in targeting laser market applications, an area where GRADIUM's lenses ability to increase the quality of YAG laser beams and reduce the focal spot size is beginning to receive market acceptance. The Company continues to witness a multi-step sales cycle. New customers are first purchasing one or two lenses for testing, then after a period of several months a more significant sale occurs. At the end of the reporting period, a backlog of $60,000 existed for lens sales. The Company's backlog on its two current government projects remained at $125,000. During the quarter the Company derived no additional government revenue from the subcontracts awarded during the first quarter of fiscal 1997. Although the Company did not enter into any new OEM projects during the quarter a number of potential OEM projects are in process.

          Cost of sales was 67% of product sales due to outside finishing expenses, and the low volume of inventory production. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production will decrease. Administrative costs increased $388,134, or 131% over the corresponding 1995 period, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas as a result of an expected scale-up of operations to the levels planned in the Company's IPO in February 1996. The Company's public awareness campaign, through print advertising, web site and trade shows has generated approximately 2,000 inquiries since September 1996. Research and development costs increased from $7,751 to $292,364. The research department staff has increased to 4.5 full time equivalents since the IPO. The focus of the development efforts has been to expand GRADIUM product lines to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, to extend the product range, to upgrade the proprietary material design software and optical design tools to facilitate product design.

         Investment income increased $33,041 due to the interest earned on temporary investments. Interest expense decreased approximately $104,000 due primarily to the conversion of debt to equity in conjunction with the completion of the IPO.

         Net loss of $933,121 was an increase of $574,436 from the comparable period last year due to the decreased gross margin of $38,460, increases in selling, general and administrative costs $388,134 and research and development $284,613, offset by the increase in other income of $136,771. Net loss

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

per share of $.34 was an improvement of $.13 due to an increased in other income of $.05, offset by the decrease in gross margin of $.01, increase in selling, general and administrative costs of $.14 and research and development expenses of $.10. The remaining $.33 gain was due to the increase in weighted average common shares due to the IPO.


Six months ended December 31, 1996 compared with the six months ended December 31,1995

         Revenue totaled $151,634 for the six months ended December 31, 1996, an increase of approximately $67,000 over the comparable period last year. The new sales were in two areas, government funded subcontracts in the area of solar energy to allow satellites to produce their own power and the next generation of multiplexing devices used in conjunction with optical fiber, which two areas accounted for an aggregate of $112,000 of development fees. The Company anticipates an additional $125,000 of revenue in the third quarter from these contracts from the corresponding period last year. The Company also experienced $29,000 growth in lens sales to industrial and government accounts. At December 31, 1996 the Company had approximately $60,000 in lens back orders which it intends to ship during the third quarter. In addition, the Company announced in January 1997 that it has formalized relationships with four industrial, optoelectronic and medical component distributors based in Japan, the United Kingdom, Germany and Israel. The Company believes these distributors will create new markets for GRADIUM in their countries primarily in the area of sales into the YAG laser market.

         For the six months the cost of sales was 79%. It is anticipated that with increased volume the cost of production will continue to decrease. Administrative costs increased $757,010 or 128% over the corresponding period in 1995, primarily due to the addition of personnel in sales and marketing, administration and operations, along with increased overhead in these areas as a result of an expected scale-up of operations. Research and development costs increased from $20,321 to $539,307. In January 1997, the research department staff added an additional staff member to continue the Company's research and development efforts in the area of new glass families and opto-electronic applications. There were no costs related to unearned compensation from incentive stock options during the six months representing a decrease of $867,642 for the period.

         Investment income increased $75,599 due to the interest earned on temporary investments. Interest expense decreased approximately $194,000 due primarily to the conversion of debt to equity in conjunction with the completion of the IPO.

         Net loss of $1,690,250 was an increase of $96,727 from the comparable period last year due to, increases in selling, general and administrative costs $757,010 and research and development $518,986, offset by the increased gross margin of $42,195, decrease of $867,642 in unearned compensation and the increase in other income of $269,432. Net loss per share of $.62 was an improvement of $1.50 due to increased gross margin of $.02, decrease in unearned compensation of $.32 and the increase in other income of $.10, offset by the increase in selling, general and administrative costs of $.28 and research and development other expenses of $.19. The remaining $1.53 gain was due to the increase in weighted average common shares due to the IPO.


Financial Resources and Liquidity
---------------------------------

         LightPath has financed its operations through private placements of equity and debt, borrowings, and the IPO which generated net proceeds of approximately, $7.452 million in February 1996. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its product at selling prices and volumes which provide adequate gross profit to cover operating costs. The Company has budgeted its cash requirements for fiscal 1997 at $3,700,000, a substantial increase from fiscal 1996 due to the implementation of a sales program, additional personnel and overhead costs.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the second quarter, the Company's actual cash requirements were approximately $3,000 under the quarterly budget. In addition, the Company budgeted $700,000 for fiscal 1997 to continue its research and development efforts. During the second quarter, the Company's actual cash requirements for research and development exceeded the quarterly budget by $27,000. During the six months ended December 31, 1996 the Company's actual cash requirements were approximately $256,000 under budget.

         The Company also budgeted $800,000 primarily to be used for equipment to expand its manufacturing facilities during fiscal year 1997. During the six month period ended December 31, 1996, the Company incurred approximately $430,000 in capital equipment and patent costs. The Company anticipates expending approximately $100,000 in capital equipment and patent costs by March 31, 1997.

         The Company has initiated discussions about a number of financing options to generate sufficient capital to meet its liquidity needs in fiscal 1998 and beyond. The Company's capital requirements after fiscal 1997 will depend on the extent that GRADIUM glass becomes commercially accepted and the Company's sales program is successful in generating sales sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its operations or that the Company will successfully commercialize its GRADIUM products. In addition, the Company may be required to seek additional financing or alter its business plan in the event of delays, cost overruns or unanticipated expenses associated with a company in the development stage. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and have to cease or substantially reduce operations.

         Since the Company has principally been engaged in basic research and development of its products, it has not been significantly impacted by inflation. The Company does not believe that seasonality will have a significant impact on its business.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)


                                     PART II
                                     -------

Item 1.  Legal Proceedings

         In October 1996, the Company was informed that a lawsuit filed in the U.S. District Court, Tucson, by a former employee had been terminated by the employee following the discovery phase.

         In December 1996, the Company was informed that a lawsuit filed in Arizona Superior Court, County of Pima, by a former consultant had been terminated by the consultant following the discovery phase.

         There have been no material developments in any other legal actions since the Company's Form 10-KSB for the year ended June 30, 1996. LightPath is subject to various claims and lawsuits in the ordinary course of business, none of which are considered material to the Company's financial condition and results of operations.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Items
         None



Item 6.  Exhibits and Reports on Form 8-K
         a)  The following document is filed as an exhibit to this Form 10-QSB:
                   Exhibit 27 - Financial Data Schedule

         b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended December 31, 1996.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                             LIGHTPATH TECHNOLOGIES, INC.



                                      By: /s/ Donald Lawson     February 5, 1997
                                        ----------------------------------------
                                              Donald Lawson                 Date
                                          Executive Vice President and Treasurer