Form 10QSB
period 1997-03-31
LIGHTPATH TECHNOLOGIES INC
filed 1997-04-17
CIK 889971

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

                  For the quarterly period ended March 31, 1997

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

Common Stock, Class A, $.01 par value                     2,764,589 shares
Common Stock, Class E-1, $.01 par value                   1,449,942 shares
Common Stock, Class E-2, $.01 par value                   1,449,942 shares
Common Stock, Class E-3, $.01 par value                     966,621 shares
---------------------------------------                     --------------
Class                                              Outstanding at April 15, 1997

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

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                     March 31,         June 30,
                                                                                       1997             1996
                                                                                -------------------------------------
                                                                                     Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                      $    1,299,377  $     4,335,133
  Trade accounts receivable                                                             354,254           23,500
  Inventories                                                                           220,486           66,186
  Advances to employees                                                                   2,583           14,445
  Prepaid expenses and other                                                             76,938           82,608
                                                                                -------------------------------------
Total current assets                                                                  1,953,638        4,521,872
Property and equipment - net                                                            773,984          438,726
Intangible assets - net                                                                 313,582          250,206
                                                                                -------------------------------------
Total assets                                                                     $    3,041,204  $     5,210,804
                                                                                =====================================

Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable and accrued liabilities                                       $      367,163  $       362,206
  Accrued payroll and benefits                                                          288,526          274,237
                                                                                -------------------------------------
Total current liabilities                                                               655,689          636,443

Note payable to related parties                                                          30,000           30,000


Redeemable common stock:
  Class E-1 - performance based and redeemable common stock
   1,449,942 and 1,454,547, shares issued and outstanding at March
   31, 1997 and June 30, 1996, respectively                                              14,499           14,545
  Class E-2 - performance based and redeemable common stock
   1,449,942 and 1,454,547 shares issued and outstanding at March
   31, 1997 and June 30, 1996, respectively                                              14,499           14,545
  Class E-3 - performance based and redeemable common stock
   966,621 and 969,691, issued and outstanding at March 31, 1997 and
   June 30, 1996, respectively                                                            9,666            9,697

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none
    issued and outstanding at March 31, 1997 or June 30, 1996                                 -                -
   Common stock:
    Class A, $.01 par value; 34,500,000 shares authorized, voting
     2,764,589 and 2,722,191, shares issued and outstanding at March
     31, 1997 and June 30, 1996, respectively                                            27,647           27,222
   Additional paid-in capital                                                        18,844,785       18,692,578
   Deficit accumulated during the development stage                                 (16,555,581)     (14,214,226)
                                                                                -------------------------------------
Total stockholders' equity                                                            2,316,851        4,505,574
                                                                                -------------------------------------
Total liabilities and stockholders' equity                                       $    3,041,204   $    5,210,804
                                                                                =====================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                               Inception
                                                                                                               August 23,
                                              Three Months Ended                Nine Months Ended            1985 through
Unaudited                                           March 31,                        March 31,                  March 31,
                                               1997            1996             1997           1996               1997
                                       -----------------------------------------------------------------------------------
Revenues:
   Product development fees                  $306,000      $   62,000      $    419,153    $    137,000     $    688,153
   Lenses and other                            74,959          22,472           113,440          32,066          233,828
                                       -----------------------------------------------------------------------------------
Total revenues                                380,959      $   84,472           532,593         169,066          921,981

Costs and expenses:
   Cost of goods sold                          60,148          10,949            90,471          16,427          297,327
   Selling, general and
     administrative                           790,882         576,798         2,137,162       1,166,068       13,283,598
   Research and development                   201,928           9,752           741,235          30,073        7,415,688
   Amortization of unearned
     compensation                                   -               -                 -         867,642        2,076,217
                                       -----------------------------------------------------------------------------------
Total costs and expenses                    1,052,958         597,499         2,968,868       2,080,210       23,072,830
                                       -----------------------------------------------------------------------------------
Operating loss                               (671,999)       (513,027)       (2,436,275)     (1,911,144)     (22,150,849)

Other income(expense):
   Investment income                           22,065          21,833            97,664          21,833          191,115
   Interest expense                            (1,171)       (201,892)           (2,744)       (397,298)      (1,853,111)
                                       -----------------------------------------------------------------------------------
Net loss                                  $  (651,105)    $  (693,086)      $(2,341,355)    $(2,286,609)    $(23,812,845)
                                       ===================================================================================


Net loss per share                             $(.24)          $(.44)            $(.85)         $(2.18)                -
                                       ===================================================================================
Number of shares used in per share
   calculation                              2,764,338       1,580,945         2,751,623       1,049,819                -
                                       ===================================================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     Inception
                                                                                                     August 23,
                                                                       Nine Months Ended                1985
Unaudited                                                                  March 31,                  through
                                                                                                     March 31,
                                                              ------------------------------------------------------
                                                                     1997             1996              1997
                                                              ------------------------------------------------------
Operating activities
Net loss                                                       $  (2,341,355)    $  (2,286,609)     $(23,812,845)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                     134,139            56,701          590,194
   Accretion of bridge notes                                               -           223,135          244,808
   Services provided for common stock                                252,509             5,000        1,393,322
   Write-off abandoned patent applications                                 -             1,895          111,059
   Amortization of unearned compensation                                   -           867,642        2,076,217
   Changes in operating assets and liabilities:
      Receivable, advances to employees                             (318,892)           61,464         (356,837)
      Inventories                                                   (154,300)                -         (220,486)
      Prepaid expenses and other                                       5,670           (62,816)         (76,938)
      Accounts payable and accrued expenses                           19,246          (633,419)       1,941,353
                                                              ------------------------------------------------------
Net cash used in operating activities                             (2,402,983)       (1,767,007)     (18,110,153)

Cash flows from investing activities
Property and equipment additions                                    (460,856)          (17,070)      (1,327,342)
Costs incurred in acquiring patents                                  (71,917)          (13,120)        (461,475)
                                                              ------------------------------------------------------
Net cash used in investing activities                               (532,773)          (30,190)      (1,788,817)

Cash flows from financing activities
Proceeds from notes payable                                                -            40,000        4,398,606
Payments on notes payable                                                  -          (314,511)      (1,097,350)
Proceeds from convertible notes payable                                    -                 -        1,465,529
Repayments of convertible notes payable                                    -          (162,500)        (212,500)
Proceeds from bridge loans                                                 -         1,285,433        1,765,748
Repayments of bridge loans                                                 -        (1,250,000)      (1,250,000)
Proceeds from sales of common stock                                        -         7,202,499        9,189,443
Repurchase of common stock                                          (100,000)          (26,000)        (669,512)
Proceeds from sales of treasury stock                                      -           201,000          351,119
Proceeds from sales of limited partnership units                           -                 -        7,257,264
                                                              ------------------------------------------------------
Net cash provided by financing activities                           (100,000)        6,975,921       21,198,347
                                                              ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (3,035,756)        5,178,724        1,299,377
Cash and cash equivalents at beginning period                      4,335,133            11,177                -
                                                              ------------------------------------------------------
Cash and cash equivalents at end of period                     $   1,299,377     $   5,189,901    $   1,299,377
                                                              ======================================================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                       $     252,509     $       4,992    $   1,364,126
Debt and accrued interest converted into Class A
 common stock                                                              -         4,242,824        6,281,164
Stock options granted for services                                         -                 -           98,500
Class E common stock issued                                                -             9,613           38,801

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

The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month and nine month periods ended March 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

Net loss per share for the period from inception through March 31, 1997 is not presented as the Company's predecessor was a limited partnership and no common shares were outstanding.

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


2. Inventories

The components of inventories include the following at March 31, 1997:


               Finished goods and work in process                  $ 131,958
               Raw materials                                          88,528
                                                                -------------
               Total inventories                                    $220,486
                                                                =============

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

Three  months  ended March 31, 1997  compared  with three months ended March 31,
1996

         Revenue totaled $380,959 for the three months ended March 31, 1997, an increase of approximately $297,000 over the comparable period last year. The increase was attributable to $244,000 in product development/ license fees and an additional $53,000 in lens sales. Product development/ license fees included two significant sales for the Company. First, the Company entered into the final phase, prior to production, with Karl Storz GMBH & Co. ("Karl Storz") for the lenses used in their endoscopy instruments. Under the 1994 agreement, the Company received a $200,000 fee for this phase of the contract. In the future, the Company anticipates that it will sell Karl Storz lens blanks and receive a royalty fee for all sales of endoscopes containing GRADIUM lenses. The Company expects to receive a production order from Karl Storz for 500 lenses in the fourth quarter and anticipates more significant production orders in 1998. Second, the Company received $25,000 from The Fuji Photo Optical Co., Ltd ("Fuji") which is a subsidiary of Fuji Photo Film Co., for the exclusive right to use GRADIUM glass in a new generation of television camera lenses. After Fuji's initial study, the Companies entered into an agreement whereby Fuji will evaluate the lenses for eight months. At the end of the period, Fuji will have the right to engage in a long-term license and purchase agreement with LightPath. Revenues for government funded subcontracts in the area of solar energy totaled $75,000 for the quarter. Lens sales included approximately thirty customers representing a variety of industrial and government accounts. The Company's increase in lens sales is primarily due to its sales of lenses for wafer chip inspection and laser markets. The Company's efforts in targeting laser applications, an area where GRADIUM's lenses ability to increase the quality of YAG laser beams and reduce the focal spot size, is beginning to receive market acceptance. The Company continues to witness a multi-step sales cycle. New customers are first purchasing one or two lenses for testing, then after a period of several months a more significant sale may occur. At March 31, 1997, a backlog of $20,000 existed for lens sales. The Company's backlog on its current government projects is $50,000.

         The Company continues to work with a number of additional OEM's towards the completion of projects which may result in production orders for LightPath. During the quarter, the Company added a manufacturers representative in Silicon Valley to work directly with OEM's to increase our presence in the optoelectronics industry. The Company formalized relationships with and obtained orders from four industrial, optoelectronic and medical component distributors based in Japan, the United Kingdom, Germany and Israel. The Company believes these distributors may create new markets for GRADIUM in their countries primarily in the area of sales into the YAG laser market. In addition, The Company entered into a strategic alliance with Hikari Glass Co., Ltd. of Japan, ( "Hikari" is a 40% owned subsidiary of Nikon), to increase the presence of GRADIUM glass in Hikari's established Asian optics market and to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses, for GRADIUM glass. To solidify our position in governmental research and development projects, the Company entered into an agreement with DR Technologies Inc. ( "DR" ) to pursue Department of

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Defense contracts. DR is a developer and manufacturer of advanced optical systems and is currently working with LightPath on the solar energy government subcontract.

          Cost of sales during the three months ended March 31, 1997 was 80% of product sales an increase of 31% over the corresponding prior year period, and was primarily due to outside finishing expenses, and the low volume of inventory production. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production will decrease. Administrative costs increased $214,084, or 37% over the corresponding 1996 period, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas as a result of an expected scale-up of operations to the levels planned in the Company's IPO in February 1996. The Company's public awareness campaign, through print advertising, web site and trade shows has generated approximately 4,000 inquiries since September 1996. Research and development costs increased from $9,752 in the 1996 period to $201,928 in the 1997 period. The research department staff has increased to approximately 6 full time equivalents since the IPO. The focus of the development efforts has been to expand GRADIUM product lines to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, development of acrylic axial gradient material to extend the product range, and upgrade the proprietary material design software and optical design tools to facilitate product design.

         Investment income of $22,065 from interest earned on temporary investments equaled the prior period. Interest expense decreased approximately $200,000 during the 1997 period as compared to the 1996 period due primarily to the conversion of debt to equity in conjunction with the completion of the IPO.

         Net loss of $651,105 was a decrease of $41,981 from the comparable period last year due to the improved gross margin of $247,288 and the increase in other income of $200,953, which are offset by increases in selling, general and administrative costs of $214,084 and research and development of $192,176. Net loss per share of $.24 was an improvement of $.20 due to an increase in gross margin and other income of $.16, offset by the increase in selling, general and administrative costs of $.09 and research and development expenses of $.07. The remaining $.20 gain was due to the increase in weighted average common shares due to the IPO.


Nine  months  ended  March 31, 1997  compared  with the nine months  ended March
31,1996

         Revenue totaled $532,593 for the nine months ended March 31, 1997, an increase of approximately $364,000 over the comparable period last year. The new development/ license sales included $61,000 from OEM Karl Storz for their endoscopy development agreement, $25,000 from Fuji for an exclusive eight month evaluation option for television camera lenses and $197,000 from government funded subcontracts in the area of solar energy to allow satellites to produce their own power and the next generation of multiplexing devices used in conjunction with optical fiber. The Company anticipates an additional $50,000 of revenue in the fourth quarter from these government contracts. The Company also experienced $81,000 growth in lens sales to industrial and government accounts. At March 31, 1997 the Company had approximately $20,000 in lens back orders which it intends to ship during the fourth quarter.

         For the nine months ended March 31, 1997 the cost of sales for product sales was 80%. It is anticipated that with increased volume the cost of production will continue to decrease. Administrative costs during the 1997 period increased $971,094 or 83% over the corresponding period in 1996, primarily due to the addition of personnel in sales and marketing, administration and operations, along with increased overhead in these areas as a result of an expected scale-up of operations. Research and development costs increased from $30,073 in the 1996 period to $741,235 in the 1997 period. In January 1997, the research department staff added an additional staff member to continue the Company's research and development efforts in the area of new glass families and opto-electronic

                          LightPath Technologies, Inc.
                          (A Development Stage Company)
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

applications. There were no costs related to unearned compensation from incentive stock options during the nine months representing a decrease of $867,642 from the prior period.

         Investment income increased approximately $76,000 in 1997 due to the interest earned on temporary investments. Interest expense decreased approximately $394,000 during the 1997 period as compared to the 1996 period due primarily to the conversion of debt to equity in conjunction with the completion of the IPO.

         Net loss of $2,341,355 was an increase of $54,746 from the comparable period last year due to increases in selling, general and administrative costs $971,094 and research and development $711,162 which expenses were partially offset by the increased gross margin of $289,483, a decrease of $867,642 in unearned compensation and the increase in other income of $470,385. Net loss per share of $.85 was an improvement of $1.33 from the 1996 period due to increased gross margin of $.11, decrease in unearned compensation of $.32 and the increase in other income of $.17, offset by the increase in selling, general and administrative costs of $.35 and research and development expenses of $.26. The remaining $1.34 gain was due to the increase in weighted average common shares due to the IPO.

Financial Resources and Liquidity
---------------------------------

         LightPath has financed its operations through private placements of equity and debt, borrowings, and the IPO which generated net proceeds of approximately $7.452 million in February 1996. The Company expects to continue to incur losses until such time, if ever, it obtains market acceptance for its products at selling prices and volumes which provide adequate gross profit to cover operating costs. The Company has budgeted its cash requirements for fiscal 1997 at $3,700,000, a substantial increase from fiscal 1996 due to the implementation of a sales program, additional personnel and overhead costs. During the three months ended March 31, 1997, the Company's actual cash requirements were approximately $120,000 under the quarterly budget, this decrease in the administrative area was used to fund an overage in research costs. The Company budgeted $700,000 for fiscal 1997 to continue its research and development efforts. During the three months ended March 31, 1997, the Company's actual cash requirements for research and development exceeded the quarterly budget by $122,000. During the nine months ended March 31, 1997 the Company's total actual operating cash requirements were approximately $280,000 under budget.

         The Company also budgeted $800,000 primarily to be used for equipment to expand its manufacturing facilities during fiscal year 1997. During the nine month period ended March 31, 1997, the Company incurred approximately $533,000 in capital equipment and patent costs. The Company anticipates expending approximately $100,000 in capital equipment and patent costs by June 30, 1997.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Items
         None



Item 6.  Exhibits and Reports on Form 8-K
         a)  The following document is filed as an exhibit to this Form 10-QSB:
                   Exhibit 27 - Financial Data Schedule

         b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended March 31, 1997.

                          LightPath Technologies, Inc.
                          (A Development Stage Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                        LIGHTPATH TECHNOLOGIES, INC.



                                        By: /s/ Donald Lawson     April 17, 1997
                                           -------------------------------------
                                               Donald Lawson          Date
                                          Executive Vice President and Treasurer
                                       11