Form 10KSB40
period 1997-06-30
LIGHTPATH TECHNOLOGIES INC
filed 1997-09-11
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               ------------------


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended June 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The registrant's operating revenue for its most recent fiscal year. $673,677
--------

         The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the Nasdaq Small Cap Market, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $21,496,000 on August 15, 1997.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock,  Class A, $.01 par value                   2,799,986 shares
Common Stock, Class E-1, $.01 par value                  1,478,144 shares
Common Stock,  Class E-2, $.01 par value                 1,478,144 shares
Common Stock, Class E-3, $.01 par value                    985,422 shares
---------------------------------------                    --------------
Class                                             Outstanding at August 15, 1997
                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                          LightPath Technologies, Inc.
                                   Form 10-KSB

                                      Index

         Item                                                               Page
         ----                                                               ----

Part I
         Description of Business                                               2
         Description of Property                                              10
         Legal Proceedings                                                    10
         Submission of Matters to a Vote of Security Holders                  10


Part II
         Market for Common Equity and Related Stockholder Matters             11
         Management's Discussion and Analysis or Plan of Operations           12
         Financial Statements                                                 14
         Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           14

Part III

         Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  15
         Executive Compensation                                               16
         Security Ownership of Certain Beneficial Owners and Management       16
         Certain Relationships and Related Transactions                       16
         Exhibits and Reports on Form 8-K                                     17

Index to Financial Statements                                                F-1

Signatures                                                                    18

                                     PART I


Item 1.  Description of Business.

General

         LightPath Technologies, Inc. ("LightPath" or the "Company") produces GRADIUM(R) glass and performs research and development on future GRADIUM glass applications. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element conventional lens systems. The Company believes that GRADIUM glass lenses provide advantages over conventional lenses for certain applications. By reducing optical aberrations, the Company believes that GRADIUM glass lenses can provide sharper images, higher resolution, less image distortion, a wider usable field of view and a smaller focal spot size. By reducing the number of lenses in an optical system, the Company believes that GRADIUM glass can provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller product. While the Company believes that other researchers have sought to produce optical quality lens material with the properties of GRADIUM glass, the Company is not aware of any other person or firm that has developed a repeatable manufacturing process for producing such material on a prescribable basis. LightPath has been issued thirteen patents and has pending filed patent applications related to its materials composition, product design and fabrication processes for the production of GRADIUM glass products. The Company continues to develop new GRADIUM glass materials with various refractive index and dispersion profiles, whole value added lens systems for a variety of optical applications, and multiplexers and interconnects for the telecommunications field.

         LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership (the "Partnership"), formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation ("ISOTEC"), organized in 1985. The Company's initial objective in 1985 was to improve solar energy technology by creating an optical material that could efficiently bend light from varying angles in order to track the path of the sun across the sky. In 1987, the Company realized that its early discoveries had much broader application, and expanded its focus to imaging optics applications. On February 22, 1996, the Company completed an initial public offering ("IPO") of 1,840,000 units, each unit consisting of one share of Class A common stock, one Class A warrant and one Class B warrant at a price of $5.00 per unit.

         Since its inception in 1985 until June 1996, the Company was classified as a development stage enterprise that engaged in basic research and development. During fiscal year 1997, the Company's operational focus begin to shift to product development and sales. The Company believes that most of its product sales prior to fiscal year 1997 have been to persons evaluating the commercial application of GRADIUM glass or using the products for research and development. During 1997 numerous prototypes for production orders were completed. In addition, catalog sales of standard profiles were received. The Company is offering standard, computer-based profiles of GRADIUM glass that engineers can use for product design. The current focus of the technology department's development efforts has been to expand application of GRADIUM products to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, development of acrylic axial gradient material to extend the range of existing product applications, and upgrade the proprietary material design software and optical design tools to facilitate product design.

         LightPath has developed a patented process for producing an optical quality material, GRADIUM glass, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular or "radial"). The designated curve is achieved by the controlled combination of multiple glass molecule densities. Moving forward through the GRADIUM material, each point along the light's pathway is slightly more dense than points just past, so the light is pulled into a sculpted curve using smooth "gravity shifts" or density gradients frozen into the glass structure at the time of manufacturing. To accurately prescribe the most efficient profile curve that light should follow within the glass, LightPath has developed a set of proprietary software design tools. Using these tools, characteristics of the light, the material, the path's profile and the actual results upon leaving the glass can be precisely modeled. The Company can accurately measure and tolerance the profile within the glass and then measure the light's spot, focus or energy power when it hits its destination. GRADIUM glass lenses can be produced across a large diameter range (currently 2mm-100mm). Growth in the Company's manufacturing capabilities has lead to improved yield and automation making the goal of competitively priced GRADIUM a reality. Unlike aspheres, GRADIUM glass lenses can be finished using conventional spherical surface grinding and polishing techniques. Each piece of GRADIUM glass can possess the properties of multiple conventional optical glasses combined into one, thus allowing a simple spherical lens to correct spherical aberrations or perform more complicated "multi-element lens system" functions with a single lens.

         By reducing optical aberrations, GRADIUM glass lenses can provide sharper images, higher resolution, less image distortion, a wider usable field of view and a smaller focal spot size than traditional lenses. By reducing the number of lenses in an optical system, GRADIUM glass should provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller and lighter product. Although the Company's present GRADIUM glass products are designed for monochromatic applications (e.g., lasers), the Company is also developing GRADIUM glass for high performance white light applications such as endoscopes. GRADIUM glass's unique properties will allow the Company to develop products for markets that emphasize performance, as well as markets that emphasize efficiency by reducing conventional lens count or as a substitute for more expensive aspheres.


Business Strategy

         The Company believes that GRADIUM glass can potentially be marketed for use in most optics and optoelectronics products. In an attempt to more rapidly establish initial sales volume, the Company has emphasized laser products that it believes may have the greatest immediate commercial impact with the least initial investment. Generally, optical designers can substitute GRADIUM glass components included in the Company's standard line for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, the Company believes and customers test results confirm that GRADIUM glass has the ability to improve laser performance. The Company's strategy will be to target key laser market niches and establish the necessary products and partnership alliances to sell into Europe and Asia as well as the U.S. market. During fiscal year 1997 the Company established relationships with six foreign distributors and a Silicon Valley manufacturer representative which the Company believes will enable it to rapidly establish a presence in foreign and domestic markets. In addition to laser applications, the Company, through its printed and Internet on-line catalog, provides a standard line of GRADIUM glass lenses for broad-based sales to optical designers developing particular systems for original equipment manufacturers ("OEMs") or in-house products.

         Because complex systems contain many optical components, and GRADIUM glass lenses can be utilized to reduce the number of lens elements in such systems, the Company believes that GRADIUM glass lenses can simplify the design and improve the performance of complex optical systems. However, design and production of an optical product is a lengthy process, and it could take years for producers to redesign complex optical systems using GRADIUM glass, reconfigure the product housing, re-engineer the assembly process and commence commercial quantity orders for GRADIUM glass components. Accordingly, the Company intends to focus its long-term marketing efforts on emerging niche industries, such as multimedia and telecommunications, that are designing for next-generation optical systems, and performance driven industries, such as medical instruments, that are seeking to optimize performance of existing optical products.

         The Company believes OEM relationships may improve the Company's technology base by evolving into more sophisticated development and products, although there can be no assurances in this regard. The Company's existing OEM relationships include the development of prototype lenses for a leading manufacturer of endoscopes, camera television lenses and the optimization of a high performance riflescope for a gunsight manufacturer.

         Optoelectronics technologies represent an overlap of photonics and electronics and are key enables of "Information Age" technologies, such as fiberoptic communications, optical data storage, laser printers, digital imaging, and sensors for machine vision and environmental monitoring. The Company has targeted various optoelectronic industry market niches and is currently developing additional GRADIUM glass products and key strategic alliances with technology and marketing partners to design, build and sell next generation integrated components and devices. The Company believes that GRADIUM glass can provide industry wide solutions to optoelectronic problems associated with light gathering, packaging and alignment.

         As part of its marketing strategy, the Company is engaged in promotional and educational activities concerning GRADIUM glass intended to familiarize and educate optical engineers from the numerous, high performance optics markets with GRADIUM glass and its properties. The Company presently has five standard profiles of GRADIUM glass that engineers can use for product design, and is continuing to develop more profiles. In addition, using customers' designs, the Company intends to provide the lenses or lens blanks with the profiles necessary to perform the desired function.
 The Company's existing GRADIUM glass profiles are compatible with established software design programs utilized by optical designers, enabling designers to integrate GRADIUM glass into their designs. While this enables designers to incorporate GRADIUM glass into their product design, the Company must increase familiarity with GRADIUM glass so that designers will utilize GRADIUM glass in their designs. If a standard GRADIUM glass profile is not suited for a specific design, LightPath may create a custom GRADIUM glass profile for the customer. The Company's objective is that optical designers will learn from Company provided information that GRADIUM glass can provide them with additional flexibility and design freedom to create optical products more efficiently and with enhanced performance.

Sales and Marketing

         The Company's primary marketing objectives are to sell catalog and custom lenses or lens blanks to specific OEM customers, end-user product developers and manufacturers, universities, government and foreign distributor markets. The Company's limited revenues and financing prior to the IPO had been applied primarily to research and development; consequently, LightPath and GRADIUM glass were largely unknown. During fiscal year 1997, promotion of the Company's products through the Internet, trade advertising in industrial magazines and participation in numerous domestic and foreign trade shows has increased interest and awareness of its products, which has resulted in lens sales.

         The optics industry is characterized by extensive product diversity and varying levels of product maturity. Products range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). As a result, the market for the Company's products is highly segmented and no single marketing approach will allow the Company to access all available market segments. Accordingly, the Company will selectively focus in specific laser and optoelectronic niches that provide the best opportunity for market penetration. Although the same design constraints and technological shortcomings of conventional optical technology and materials restrict all optical products, the Company believes that its proprietary manufacturing processes as well as the high quality associated with GRADIUM glass results in a competitive advantage over other glass products currently available in the Company's targeted markets. The Company believes a key element to achieving acceptance in any market will be the development of lens prototypes specifically designed for use in each industry targeted by the Company's sales efforts.

         Lens sales for fiscal year 1997 were $199,524, five times the 1996 level, and included approximately ninety customers representing a variety of industrial and government accounts. This increase in lens sales is primarily due to sales of lenses for wafer chip inspection and laser markets. The Company's efforts in targeting laser applications, an area where GRADIUM's lenses ability to increase the quality of YAG laser beams and reduce the focal spot size, has received market attention. Because the optics industry is highly fragmented the Company utilizes distributors and the Internet as vehicles for broader promotion of GRADIUM glass. During fiscal year 1997, the Company formalized relationships with six industrial, optoelectronics and medical component distributors in Japan, the United Kingdom, Germany, Israel, Canada and Italy. The "Light.Net" is the Company's Internet web site where interested persons may presently obtain information on the Company and GRADIUM glass, and order products from the Company's catalog. In addition, the Company has developed a computer-based instructional program to answer frequently asked questions about GRADIUM glass and provide technical information about product applications for customers, suppliers and interested individuals. The Company has placed, and will continue to place, print media advertisements in various trade magazines and to participate in appropriate domestic and foreign trade shows.

         The Company continues to develop a network of selected independent optical engineering firms which it has named LightPath-Design!(TM) Centers, to promote the sale of GRADIUM glass products. Presently, eight optical engineering firms provide such optical design services and support. The Company's objective is to refer potential customers that inquire about GRADIUM glass (on the Light.Net or otherwise) to such firms in the customers' geographic location in an effort to promote the use of GRADIUM glass in the design of the customers' optical systems. LightPath-Design!(TM) Centers are a strategic alliance between the Company and optical engineering firms owned and operated by third parties.

         The Company plans to market GRADIUM glass through relationships with OEMs for the production of specific prototype lenses to be incorporated into the manufacturer's proprietary products. LightPath has entered into an agreement with Karl Storz GMBH & Co. ("Storz"), a major endoscope manufacturer, for the development of lenses for endoscopy instruments. Endoscopes are used to observe diagnostic or surgical procedures in vivo (within the body), substantially reducing surgical costs. Pursuant to the terms of the agreement, the Company has designed and delivered GRADIUM glass materials with profiles specified by Storz, and Storz has produced prototype instruments incorporating the GRADIUM glass materials. Under the 1994 agreement the Company has received in excess of $500,000 representing minimum royalty payments during the prototype development stage in exchange for an exclusive license from the Company to the GRADIUM design developed for Storz. Although Storz is not obligated to order commercial quantities of GRADIUM glass products, and may terminate the agreement without entering into a production phase, the Company anticipates production orders in 1998. In the fourth quarter of 1997, the Company received a production order from Storz of 500 lenses for use in tests for future production runs. The Company's relationship will yield significant revenues in the future only if Storz sells commercial quantities of the GRADIUM glass endoscopes. The Company granted Storz an exclusive worldwide license to use GRADIUM glass materials in the production of endoscopes, as well as the right to use the Company's tradenames in connection with the sale of such endoscopes. The exclusive license provides for royalties based on actual sales as well as certain additional minimum royalties payables should Storz commence commercial production.

         The Company has also begun initial marketing of GRADIUM for use in gunsight lenses. In fiscal year 1996, LightPath designed a prototype for a military contractor, for a more rugged, high performance, gunsight lens system. The Company believes that the GRADIUM glass prototype has demonstrated greater ruggedness and imperviousness to harsh environmental conditions than that provided by glass components of existing systems. The contractor is seeking next-stage U.S. government funding before continuing the project. LightPath has also developed a prototype lens for a commercial gunsight manufacturer that is considering incorporating a GRADIUM glass lens in its gunsight. The Company has recently prepared production quantity pricing for this OEM but to date, has not received any production orders for commercial quantities of this product. In February 1997, The Fuji Photo Optical Co., Ltd. ("Fuji"), which is a subsidiary of Fuji Photo Film Co., signed an agreement with LightPath for the exclusive right to use GRADIUM glass in a new generation of television camera lenses. After an initial eight-month development period for which the Company received $25,000, Fuji will have the right to engage in a long-term license and purchase agreement for commercial use of these lenses. The Company has also developed prototype lenses for wafer chip inspection, a F-Theta laser lens series, lenses for CCD cameras, television cameras, and other military/aerospace OEMs and government research labs.

         LightPath has entered into strategic alliances with other companies to quickly enter into the optoelectronics and solar energy markets. In February 1997, the Company contracted with a manufacturer representative in the Silicon Valley to work directly with local OEM's to increase our presence in the optoelectronics industry. In June 1997, the Company announced it had joined with Invention Machine Corporation (IMC) to form a joint venture company, LightChip, Inc. (LightChip) to develop, manufacture and market the next generation of wavelength division multiplexing (WDM) systems for use by telecommunication carriers, CATV companies, local area networks (LAN) and wide area networks (WAN) system integrators. Industry analyst's predict the WDM market to grow from $100 million in revenues in 1995 to $12 billion by 2005. IMC will provide their proprietary invention and engineering methodology software while the Company will provide its GRADIUM glass technology and R&D capabilities to LightChip. LightChip was unfunded at June 30, 1997, and is currently seeking capital to fund WDM development and take advantage of this predicted market growth. LightPath owns 51% of LightChip and will manage the new company until it is funded. In addition, the Company entered into a joint development agreement with Eagle Optoelectronics to build a prototype of a DWDM (dense wavelength division multiplexer) by early 1998. A GRADIUM dispersive element enables the

DWDM transceiver which is used for short-haul LAN and WAN computer networks. Eagle's DWDM avoids the need for precision wavelength control by dynamically adjusting to the sources and enabling a computer workstation to process multiple data streams each with different protocols such as ETHERNET and ATM simultaneously. The Company has previously been successful in developing solutions for WDM systems. In 1997, with funding from a federal government contract, the Company solved two WDM problems in network applications; 1) the huge dynamic range of wavelength separations involved in various systems and 2) the vulnerability of optoelectronics packaging due to the involvement of free space optical interconnects and of edge-coupling schemes. By employing GRADIUM microlenses for a tunable WDM, the Company was able to solve both problems. The Company expects to obtain funding for Phase II of this project with Radiant Research Inc. and the Microelectronics Research Center, University of Texas, during the first or second quarter of fiscal year 1998.

         The Company entered into a strategic alliance with DR Technologies, Inc. (DR) in 1997. Under the agreement both companies will jointly identify Government research and development programs relating to applications of GRADIUM technologies and related products. The strategic alliance was an expansion of the Company's October 1996 subcontract with DR to create a graded index solar concentrator packaged into a compact panel that can provide electrical power for orbiting space satellites. The Company received $225,000 in fiscal year 1997 for the GRADIUM glass and subsequent polymer materials used in the project. The companies are now working to secure Phase III funding for this project, currently estimated to be $4 to $5 million. Under the strategic alliance, the companies intend to pursue Department of Defense SBIR and STTR programs, which currently fund $500 million each year in early-stage R&D projects. Jointly the companies will also pursue $24.6 million in funds for two, four-year programs for the Defense Advanced Research Projects Agency, to develop "conformal optics", optics which conform to design specifications of aircraft and missiles.

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

         Manufacturers of conventional lenses and optical components include industry giants such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for the Company's products. In addition, although these companies do not manufacture axial gradient lenses, and the Company believes that it has a substantial technological lead in this field, in light of their substantial resources, these companies could pursue development of axial gradient products. In addition, the Company's products compete with other products currently produced by these manufacturers.

         Because the Company also sells GRADIUM glass blanks for final fabrication to customers, it competes directly with producers of homogenous optical quality glass such as Schott Glaswerke of Germany and Hoya Corporation of Japan. These manufacturers are continually seeking to improve the materials available for lenses and optical components. Due to their substantial resources, they also might be expected to try to develop products more directly competitive with GRADIUM glass and/or impede market opportunities for the Company's sale of GRADIUM glass materials although they also are current or potential suppliers to the Company.

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

         To a lesser extent, the Company competes with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange, chemical vapor deposition (CVD) and Sol-Gel, all of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company and Gradient Lens Corporation. The Company believes that these processes are limited by the small refractive index change achievable (typically, greater than 0.05), the small skin depth of the gradient region (typically greater than 3 mm), the lack of control of the shape of the resultant gradient profile, limited glass compositions, and high per unit manufacturing costs.

         Another potentially competitive technology being pursued by certain researchers is diffractive optics, a process that etches microscopic patterns on the surface of a homogenous lens to correct spherical aberrations. Because diffraction alters the lens surface, optical coatings cannot be applied to minimize light scatter and maximize light transmission. However, this process has the potential to compete with both aspheres and GRADIUM glass in certain applications, and complement GRADIUM glass in others.

Manufacturing

         LightPath has rapidly progressed from limited production capabilities prior to April 1996 to a full scale manufacturing organization in its 13,300 square foot facility currently leased in Albuquerque. In the larger facility, the Company has begun to implement its plans for a high-volume blank and lens manufacturing plant by purchasing appropriate equipment, expanding and training a production work force and implementing process controls. Although the Company has not produced high volumes of GRADIUM glass lenses, it believes that the present manufacturing facility can produce in excess of 1.5 million lens blanks per year depending on product size and mix. The Company has benefited from the scale-up of the manufacturing process due to yield efficiencies and reduced unit production costs. As a result of the Company's recent purchase of five larger, more sophisticated furnaces, milling machines and metrology equipment, the Company believes that continued production efficiencies will be realized. The new furnaces allow production of multiple boules that are over four times as large as the Company's initial 8-inch boules. All of the furnaces are equipped with real time process monitoring and feedback systems. Automation of certain assembly processes, including core drilling and metrology, are resulting in further cost savings and quality improvements. The Company believes that low manufacturing costs will be a crucial to its long-term success.

         The Company presently uses subcontractors for finishing lenses and intends to continue to do so. The Company has purchased a limited amount of lens finishing equipment for finishing prototype lenses and for rapid turnaround of small volume orders. To date, the Company has qualified and licensed thirteen finishers (GRADIUM Fabrication Centers) of which three are offshore in Asia. Qualification of additional offshore finishers to augment the Company's strategy of maximizing cost efficiencies will continue to be a top manufacturing priority. The Company entered into a strategic alliance with Hikari Glass Co., Ltd. of Japan, ("Hikari" is a 40% owned subsidiary of Nikon), to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses, as a possible second source for GRADIUM glass production and to increase the presence of GRADIUM glass in Hikari's established Asian markets.

         The implementation of Statistical Process Controls has allowed the Company to eliminate costly manual testing operations. The Company believes the ability to maintain consistently high quality at the manufacturing stage represents a significant asset and distinctive characteristic of the Company's production capabilities. LightPath has protected its proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls. Since present GRADIUM glass lenses have spherical surfaces, lens finishing costs will continue to be considerably less expensive than most aspheric lenses. As a result of the Company's manufacturing efficiencies, GRADIUM lenses are generally price competitive with conventional homogenous lenses. In those cases where a GRADIUM lens may be more expensive, the lens price may be offset by GRADIUM glass's ability to reduce the number of lens elements and/or to increase the performance and functionality of the complete optical system. The Company is now able to use standard, off-the-shelf base glass to produce its GRADIUM glass lenses. Base glasses are manufactured by a number of major glass manufacturers, such as Schott Glaswerke and Hoya Corporation and the Company believes that a satisfactory supply of glass will continue to be available at reasonable prices, although there can be no assurances in this regard.

Patents and Other Proprietary Intellectual Property

         The Company's policy is to protect its technology by, among other things, patents, trade secrets, trademarks and copyrights. As of June 1997, the Company had thirteen issued U.S. patents, four foreign patents and had filed applications for four additional U.S. patents and two foreign patents. Patents have been issued and/or patent applications have been filed in the areas of glass composition, gradient geometries, production processes and product design. The first of the Company's issued patents expires in 2006; the remainders expire at various times through 2014. Patent applications corresponding to LightPath's U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty ("PCT"). Under the PCT, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the PCT as the applicant elects.

         In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal its formula upon inspection and cannot be reverse-engineered. LightPath(R) is now registered as a service mark in the United States and GRADIUM (R) is a registered trademark. Trademark registrations for LightPath(TM) and LightChip(TM) are currently pending in the United States. The Company intends to register these trademarks in key foreign jurisdictions, as well.

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

         The Company is not aware of its products and/or processes infringing any U.S. or foreign patent rights of any other party. There can be no assurance, however, that all United States and any foreign patents or patent applications that may pose a risk of infringement have been identified. Patent applications in the United States are maintained in secrecy until the patent is issued. The Company could incur substantial costs in defending itself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability of the Company to make, use distribute and sell products.

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

         There are no federal, state or local regulations that restrict the manufacturing and distribution of GRADIUM glass materials. Certain end-user applications will require that the complete optical systems receive government approval, such as Federal Drug Administration approval for use in endoscopy. In these cases, the Company will generally be involved on a secondary level and the license and approval process will be the responsibility of the OEM customer.


Research and Development

         From August 1985 through June 1996, the Company has been engaged in basic research and development that has resulted in the discovery of GRADIUM glass and the proprietary processes for fabricating GRADIUM glass lenses. This research included theoretical development of the mathematical formulas for accurately defining GRADIUM glass, development and refinement of the prescribable, repeatable fabrication process, and development of the software modeling tools and metrology. The Company shipped its first GRADIUM glass products in May 1994. The Company intends to continue fundamental materials research, process and production optimization, and the development of new glass compositions to create different "families" and geometries of GRADIUM glass materials to be offered to customers. "Families" of glass are various base glass compounds comprised of different elements. Variation of refractive index can be accomplished by using different elements in glass. Further development is necessary to produce GRADIUM glass materials for high performance, white light applications (such as high performance microscopes and other products where sensitive color discrimination is critical). The Company will continue to upgrade the material design modeling software and optical design tools to facilitate product design.

         The Company's initial product line is lead-based. The Company currently is developing a barium-based product line, and may in the future conduct development regarding lanthanum-based products. Optical elements of lanthanum or barium may be used with lead-based glass to correct or reduce certain chromatic aberrations. From within these families, a specific range of refractive indices and dispersive properties is selected for each specific profile, providing an inventory of GRADIUM glass profiles for a diverse range of applications.

         A LightPath employee at DR Technologies is currently performing the development of GRADIUM polymer and acrylic materials. These materials are used in conformal options, optics that conform to design specifications of aircraft and missiles, where more aerodynamic shapes are required. The Company is also working to expand its product line to optoelectronics, the areas of multiplexers and interconnects for the telecommunications field. See further discussion of these strategic alliances under "Sales and Marketing".

         The  Company  expended  or  incurred   expenditures  for  research  and
development for the two years ended June 30, 1997 and 1996 of $796,937 and $83,074, respectively. Research and development expenditures were significantly less in 1996 due to personnel reductions and declining activity as a result of the Company's lack of operating capital. The Company plans to expend approximately $700,000 for research and development during fiscal 1998 which could increase depending upon Government contracts or awards for which the Company has applied.

Employees

         The Company currently has twenty-nine full-time employees and expects to hire at least eight additional employees in the next twelve months, including manufacturing, technical design and engineering, administrative and sales personnel. Eight of the Company's present employees are engaged in management, administrative and clerical functions, seven in research and development, seven in production and seven in sales and marketing. In order to maintain low overhead expenses, the Company intends to continue its current practice of utilizing outside consultants, where appropriate, in addition to hiring additional full-time personnel. None of the Company's employees are represented by labor unions.


Item 2.  Description of Property

         The Company leases its principal offices in Albuquerque, New Mexico, which are used to house all of its operations, including research, product design and development, production and all administrative operations. The 13,300 square foot facility is located in a business and research park. The Company is obligated to make monthly rental payments of $6,500 (increasing to $6,900 in year four) on a five year lease which expires April 2001.


Item 3.  Legal Proceedings

         On July 31, 1995, a former employee commenced a lawsuit against the Company for deferred compensation, reimbursable expenses and damages totalling $114,672 in the Superior Court of Arizona, County of Pima. On September 22, 1995, an additional suit was filed in the same court, by the employee, alleging wrongful discharge and damages in an unspecified amount. The Company settled both of the lawsuits in May 1996, for approximately $75,000, the majority of which was deferred wages the Company had accrued in the prior year.

         On April 24, 1995, another former employee commenced a lawsuit in the U.S. District Court, Tucson, against the Company alleging that he was unlawfully terminated in retaliation for his efforts to secure unpaid wages for himself and co-workers. He also filed a complaint with the National Labor Relations Board (the "NLRB"). The NLRB found in favor of LightPath on the merits of the claim. The former employee terminated the suit in the U.S. District Court in October 1996 following the discovery phase.

         On January 9, 1996, a former consultant filed a lawsuit against the Company in Arizona Superior Court, County of Pima, alleging that the Company owed him additional fees in the amount of $25,600 plus interest. The former consultant terminated the suit in December 1996 following the discovery phase.

         The Company is involved in other various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's financial statements.

Item 4.  Submission of  Matters to a Vote of Security Holders.
         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Class A Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation ("Nasdaq") Small Cap Market system under the symbol LPTHA since February 22, 1996.

The Company estimates there were approximately 300 holders of record and approximately 1300 beneficial holders on August 15, 1997. The Company has not paid dividends in the past and does not intend to pay dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted.

                                                     Class A
         Fiscal Year Ending                          Common Stock
         June 30, 1996                               High     Low
         -------------                               ----     ---
         February 22, 1996 to
           March 31, 1996                            $ 5      $ 4

         Quarter ended June 30, 1996                 $ 6.5    $ 4.63

         June 30, 1997
         -------------
         Quarter ended September 30, 1996            $ 6.50   $ 4.75

         Quarter ended December 31, 1996             $ 7.00   $ 4.13

         Quarter ended March 31, 1997                $ 7.25   $ 4.25

         Quarter ended June 30, 1997                 $ 6.13   $ 4.25

         From June 30, 1996 through July 25, 1997, the Company issued an aggregate of 180 shares of Series A Convertible Preferred Stock (the "Series A Stock") and 320,000 attached Class C warrants. The Series A Stock has a stated value and liquidation preference of $10,000, plus an 8% per annum premium. The holders of the Series A Stock are not entitled to vote or to receive dividends. Each share of Series A Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class C Warrant entitles the holder to purchase one share of Class A Common Stock at $5.63 per share at any time through July 2000.

         The gross amount received for the private placement of Series A Stock was $1,800,000, less placement fees and related expenses resulting in net proceeds of $1,586,454. In addition, the placement agent was granted 64,000 Class D warrants to purchase shares of the Company's Class A common stock at a price of $5.63 per share at any time through July 2002.

         All of the Series A Stock, Class C Warrants and Class D Warrants were issued to accredited investors in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Restrictions have been imposed on the resale of such securities, including the placement o legends thereon noting such restrictions, and written disclosure of such restrictions were made prior to issuance of the securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

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

         From August 1985 through June 1996, the Company was a development stage company engaged in research and development relating to the discovery and patenting of GRADIUM glass and its manufacture. The Company began to recognize revenues from product sales in the fiscal year 1995. The Company believes that most of its product sales in 1996 were to persons evaluating the commercial application of GRADIUM glass or using the products for research and development. During fiscal year 1997, the Company received many orders for production prototypes, and booked significant catalog sales of standard lenses. Since its inception, the Company has sustained cumulative losses of approximately $24 million. These losses have resulted from substantial expenditures in connection with research and development and general and administrative expenses, including legal and professional fees. During this development stage period, the Company and its predecessors raised approximately $16 million of private investment capital for basic research and development and other operating expenses. An additional $1.8 million was raised from the sale of preferred stock in June and July 1997. See "Market for Common Equities and Related Stockholder Matters".

Results of Operations

Year ended June 30, 1997 ("1997") compared with the year ended June 30, 1996 ("1996")

         Revenue totaled $673,677 for 1997, an increase of approximately $474,000 over 1996. This growth in revenues was attributable to increases in both development and license sales as well as lens sales, as the Company's business began to shift from primarily research and development stage activities towards manufacturing and sales of its GRADIUM glass products. Development fee and license sales increased $307,000 which included $35,000 from OEM Karl Storz for their endoscopy development agreement, $25,000 from Fuji for an exclusive evaluation option, which expires in October 1997, for television camera lenses, and $247,000 from government funded subcontracts for the development of methods and products utilizing solar energy to allow satellites to produce their own power and the next generation of multiplexing devices used in conjunction with optical fiber. The Company also experienced $166,000 growth in lens sales to industrial and government accounts. At June 30, 1997, the Company had approximately $120,000 in lens back orders which it intends to ship during the first quarter of fiscal year 1998.

         In 1997 the cost of sales for product sales was 76% versus 56% in 1996. The increase in 1997 is due to costs associated with prototype production, catalog lens finishing incurred at a higher rate due to low volume and greater facility overhead. It is anticipated that with increased volume the cost of lens finishing for catalog lens orders will continue to decrease. In addition, the cost of glass raw material has decreased since year end and refinement of the manufacturing process continues to improve yield and reduce the manufacturing cycle time. Administrative costs during 1997 increased $1,010,036 or 56% over 1996, primarily due to the addition of personnel in sales and marketing, administration and operations, along with increased overhead in these areas as a result of an expected scale-up of operations. Research and development costs increased from $83,074 in 1996 to $796,937 in 1997. In 1997, the research department staff added additional staff members to continue the Company's research and development efforts in the area of new glass families and optoelectronic applications. There were no costs related to unearned compensation from incentive stock options during 1997 representing a decrease of $867,642 from 1996.

         Investment income increased approximately $39,000 in 1997 due to the interest earned on temporary investments. Interest expense decreased approximately $394,000 during the 1997 as compared to the prior year due primarily to the conversion of debt to equity in conjunction with the completion of the IPO.

         Net loss of $2,998,290 for 1997 was an increase of $83,385 from 1996 due to increases in selling, general and administrative costs of $1,010,036, and $713,863 in research and development expenses. These increases were partially offset by the increased gross margin of $339,987, a decrease of $867,642 in unearned compensation and the increase in other income of $432,885. Net loss per share of $1.09 was an improvement of $.89 from 1996 due to increased gross margin of $.12, decrease in unearned compensation of $.31 and the increase in other income of $.16, offset by the increase in selling, general and administrative costs of $.37 and research and development expenses of $.26. The remaining $.93 gain was due to the increase in weighted average common shares due to the IPO.

Financial Resources and Liquidity

         LightPath had financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7,200,00. In June 1997 the Company began a preferred stock private placement which generated net proceeds of approximately $1,600,000 when completed on July 25, 1997. The Company intends to continue to explore additional funding opportunities in fiscal year 1998. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross profit to offset its operating costs. The Company has budgeted operating and research cash requirements for fiscal 1998 at $3,000,000 which is comparable to the actual results for fiscal year 1997. Cash required for operating and research activities in fiscal 1997 and 1996 were approximately $2,900,000 and $2,300,000, respectively. Included in the cash requirements is $700,000 to continue its research and development efforts in fiscal year 1998, while $796,937 was incurred in fiscal year 1997. Cash expenditures for capital and patents cost capitalized were $771,634 in fiscal year 1997. The majority of the capital expenditures were used for equipment to expand its manufacturing facilities. During fiscal 1998, the Company projects approximately $500,000 will be expended for capital equipment and patent protection.

         The Company believes that projected product sales and proceeds from the Series A Convertible Preferred Stock private placement will be sufficient to cover the fiscal 1998 operating and capital budget. The Company's capital requirements after such period will be satisfied by revenues generated from product sales. Such sales will depend on the extent that GRADIUM glass becomes commercially accepted and the success of the Company's sales program in generating sales sufficient to sustain its operations. Although lens sales have increased five times since fiscal 1996, there can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the existing investors.

         The Company's outstanding shares of Class E common stock have the characteristics of escrowed shares; therefore, such shares owned by key officers, employees, directors or consultants of the Company are subject to variable plan compensation accounting. In the event the Company attains any of the earnings thresholds of the Company's Class A common stock or meets certain minimum market prices required for conversion of Class E common stock into Class A common stock, the Company will be required to recognize compensation expense during the periods in which the stated criteria for conversion are probable of being met.

         Effective April 1, 1996, the Company relocated and entered into a five year lease agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico at a monthly cost of

$6,500 for the first three years, increasing to $6,900 monthly in the last two years. No significant costs were incurred due to the relocation. The Company incurred capital expenditures of approximately $770,000 in fiscal year 1997 and $280,000 from the date of the IPO through June 30, 1996. Additional capital expenditures of approximately $500,000, primarily intended for manufacturing and administrative equipment are planned for the Company during the 1998 fiscal year.

         The Company has not been significantly impacted by inflation in 1997 due to the nature of its product components and in prior years the Company was principally engaged in basic research and development. The Company does not believe that seasonality will have a significant impact on its business.

Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings (loss) per share is not expected to be material.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income, and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Management believes the application of Statement 130 will not have a material effect on the Company's future financial statements.

Item 7.  Financial Statements

         The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         KPMG Peat Marwick LLP ("KPMG") are the principal accountants of LightPath. In July 1996, the Board of Directors of the Company voted on the recommendation of the Company's management to retain KPMG to serve as the Company's principal accountants and to dismiss Ernst & Young LLP at the conclusion of the June 30, 1996 reporting period. Ernst & Young was notified of the dismissal in August 1996. The Company obtained shareholder ratification for the selection of KPMG at the annual meeting on September 30, 1996.

         In April 1996, the Company relocated its corporate headquarters to Albuquerque, New Mexico from Tucson, Arizona. Ernst & Young does not have an Albuquerque office. The Board believes that the change to KPMG, which has an Albuquerque office, will be more convenient and efficient for the Company.

         There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and such firm's report on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope, or accounting principles. The audit report for 1996 and 1995 contained explanatory language as to the uncertainty of the Company as a going concern. Additionally, Ernst & Young LLP's management letter related to their audit of the June 30, 1996 financial statements contained no comments regarding material weaknesses. The management letter related to the June 30, 1995 financial statements contained certain comments regarding material weaknesses noted. These particular comments related to the Company's internal controls in its accounting and financial reporting systems and information systems. The Company agreed to the inclusion of the explanatory language and the material weaknesses which management resolved subsequent to June 30, 1995.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with section 16(a) of the Exchange Act.

Directors and Executive Officers

         The Directors and Executive Officers of the Company, and their respective ages and positions with the Company, are as follows:

              Name                       Age          Position
              ----                       ---          --------
Leslie A. Danziger                        44          Chairman and President
Donald E. Lawson                          46          Executive Vice President,
                                                      Chief Operating Officer,
                                                      Treasurer and Secretary
Louis P. Wagman                           55          Executive Vice President
                                                      and Secretary through
                                                      June 25, 1997
Milton Klein, M.D. (1)                    49          Director
Louis Leeburg (2)                         43          Director
Haydock H. Miller, Jr. (1)                72          Director
---------------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Leslie A. Danziger has been Chairman of the Company since its incorporation in June 1992, and has also held the position of President since August 1995. Ms. Danziger was a partner or executive officer of the Company's predecessors from 1985 until incorporation of the Company. Ms. Danziger is a founder of the Company and a co-inventor of the first two LightPath patents. She has developed and guided the execution of the Company's long-term business strategies and the development and commercialization of the Company's technologies. From 1974 to 1979 she served as an Executive Vice President of COS, Inc., and from 1979 to 1982 she served as Executive Vice President of Arctic Communications Corporation. Both of these communication consulting firms developed tools designed to assist clients in resolving conflicts relating to economic development, land use and natural resource issues. Ms. Danziger attended the University of Texas. Ms. Danziger is married to Joel C. Goldblatt, the Company's Vice President of Strategic Planning and Communications, and is the sister-in-law of Milton Klein, M.D., and a Director of the Company.

         Donald E. Lawson has been Executive Vice President of the Company since May 5, 1995, Treasurer since September 1995 and Secretary since June 1997. Mr. Lawson has also served as the Company's Chief Operating Officer since June 1995 and is responsible for the Company's financial activities, manufacturing, sales, research and development, and intellectual property management. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

         Louis P. Wagman was an Executive Vice President of the Company from May 1992 and as its Secretary from October 1992 until his mutually agreed upon resignation effective June 25, 1997. Mr. Wagman was responsible for the Company's strategic alliances and licensing and new business development. From 1991 until the time he joined the Company, Mr. Wagman performed management consulting services for various firms, including the Company. From 1989 to 1991, Mr. Wagman was President and Chief Executive Officer of Photometrics, Ltd., a supplier of advanced electronic imaging equipment for scientific and industrial applications. From 1977 to 1989, he served as Vice President and General Manager of four different companies engaged in the design and manufacture of high-tech diagnostic, testing and service equipment: Princeton Gamma-Tech, Sun Electric Corporation, Sensors/Dynatech and KLT Industries. During the previous eleven years, Mr. Wagman was an executive with Bendix Corporation. Mr. Wagman received a B.S. degree in Electronics Engineering from George Washington University and an M.B.A. with distinction from the University of Michigan.

         Milton Klein, M.D. has served as a Director of the Company since its inception. Dr. Klein is principally involved in medically related uses for LightPath GRADIUM glass materials. In March 1992 Dr. Klein organized the Company's group of scientific advisors to explore the use of the Company's technology in endoscopic equipment, microscopy and related medical optical systems. Dr. Klein specializes in cardiology and from 1982 to the present has been a Clinical Associate Professor of Medicine at The Baylor College of Medicine, Houston, Texas. He is a Fellow of the American College of Cardiology and the American College of Physicians. Dr. Klein received a B.S. degree from McGill University and a M.D. from the University of California in San Diego. Dr. Klein is the brother-in-law of Leslie A. Danziger.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 16, 1997 and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 16, 1997 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 16, 1997 and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

a)  Exhibits

   Exhibit
   Number                          Description
   ------                          -----------

       3.1     Certificate of Incorporation of Registrant, as amended          1

       3.2     Certificate  of  Designations  filed  November  10, 1995 with   1
               the Secretary of State of the State of Delaware

       3.3     Bylaws of Registrant                                            1

       3.4     Certificate  of  Designation  filed  July 9,  1997  with  the   4
               Secretary of State of the State of Delaware 9.0 Form of Voting Trust Agreement dated January 10, 1996, among certain stockholders of the Registrant

       10.1    Employment   Agreement  between   Registrant  and  Leslie  A.   1
               Danziger

       10.2    Employment Agreement between Registrant and Louis P. Wagman     1

       10.3    Employment  Agreement between Registrant and Donald E. Lawson   1

       10.4    Product  Development and License Agreement between Registrant   1
               and Karl Storz GMBH & Co. dated December 22, 1994

       10.6    Omnibus Incentive Plan                                          2

       10.7    Directors Stock Option Plan                                     2

       11      Computation of Net Loss Per Share                               4

       16      Letter  from  Ernst  &  Young  LLP on  change  in  Certifying   3
               Accountant

       23.1    Consent of KPMG Peat Marwick LLP                                4

       23.2    Consent of Ernst & Young LLP                                    4

       27      Financial Data Schedule                                         4

1. The exhibit was filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No: 33-80119) and are incorporated herein.

2. The exhibit was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and are incorporated herein.

3. The exhibit was filed as an exhibit to the Company's Form 8-k/A No.1 dated September 3, 1996 and is incorporated herein.

4.  Filed herewith.


(b)  Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarterly period ended June 30, 1997.

                          LightPath Technologies, Inc.
                          Index to Financial Statements








Report of KPMG Peat Marwick LLP, Independent Auditors .......................F-2
Report of Ernst & Young LLP, Independent Auditors ...........................F-3

Audited Financial Statements
Balance Sheet................................................................F-4
Statements of Operations.....................................................F-5
Statements of Stockholders' Equity (Deficit).................................F-6
Statements of Cash Flows.....................................................F-7
Notes to Financial Statements................................................F-8

              Report of KPMG Peat Marwick LLP, Independent Auditors



Board of Directors
LightPath Technologies, Inc.


We have audited the accompanying balance sheet of LightPath Technologies, Inc., as of June 30, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the finanical statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the finanical statements referred to above present farly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in the notes to the financial statements, the Company's recurring losses from operations and resulting continued dependence on external sources of capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           KPMG Peat Marwick LLP


Albuquerque, New Mexico
August 1, 1997

                Report of Ernst & Young LLP, Independent Auditors



Board of Directors
LightPath Technologies, Inc.


We have audited the accompanying statements of operations, stockholders' equity (deficiency in net assets), and cash flows of LightPath Technologies, Inc., for the year ended June 30, 1996. These financial statements are the responsibility of LightPath Technologies, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the finanical statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the finanical statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

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


                                                               Ernst & Young LLP


Tucson, Arizona
August 2, 1996

                          LightPath Technologies, Inc.
                                  Balance Sheet

                                                                     June 30,
                                                                       1997
                                                                   ------------

Assets
Current assets:
  Cash and cash equivalents                                        $    993,505
  Trade accounts receivable                                             167,258
  Inventories (Note 2)                                                  251,914
  Advances to employees and related parties                               2,865
  Prepaid expenses and other                                             38,604
                                                                   ------------
Total current assets                                                  1,454,146

Property and equipment - net (Note 3)                                   764,897
Intangible assets - net (Note 4)                                        490,272
                                                                   ------------
Total assets                                                       $  2,709,315
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                         $    325,571
  Accrued payroll and benefits                                          255,878
                                                                   ------------
Total current liabilities                                               581,449

Note payable to stockholder (Note 5)                                     30,000

Commitments and contingencies (Note 11)

Redeemable common stock (Note 9)
  Class E-1 - performance based and redeemable common stock
  1,449,942 shares issued and outstanding                                14,499
  Class E-2 - performance based and redeemable common stock
  1,449,942 shares issued and outstanding                                14,499
  Class E-3 - performance based and redeemable common stock
  966,621 issued and outstanding                                          9,666

Stockholders' equity (Notes 6,8,9 and 12)
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    Issued 45 Series A Convertible shares, $450,000 liquidation
    preference                                                                1
    Common stock:

  Class A, $.01 par value, voting; 34,500,000 shares authorized;
    2,766,185 shares issued and outstanding                              27,662
  Additional paid-in capital                                         19,244,055
  Accumulated deficit                                               (17,212,516)
                                                                   ------------
Total stockholders' equity                                            2,059,202
                                                                   ------------
Total liabilities and stockholders' equity                         $  2,709,315
                                                                   ============

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Operations




                                                         Year Ended June 30
                                                        1997           1996
                                                     --------------------------



Revenues
   Product development fees                          $   474,153    $   167,000
   Lenses and other                                      199,524         33,444
                                                     --------------------------
Total revenues                                           673,677        200,444

Costs and expenses
   Cost of goods sold                                    151,809         18,563
   Selling, general and administrative                 2,828,651      1,818,615
   Research and development                              796,937         83,074
   Amortization of unearned compensation                    --          867,642
                                                     --------------------------
Total costs and expenses                               3,777,397      2,787,894
                                                     --------------------------
Operating loss                                        (3,103,720)    (2,587,450)

Other income(expense)
   Investment income                                     110,044         71,003
   Interest expense                                       (4,614)      (398,458)
                                                     --------------------------
Net loss                                             $(2,998,290)   $(2,914,905)
                                                     ==========================


Net loss per share                                   $     (1.09)   $     (1.98)
                                                     ==========================

Number of shares used in per share calculation         2,755,001      1,471,006
                                                     ==========================



See accompanying notes.

                          LightPath Technologies, Inc.
                  Statements of Stockholders' Equity (Deficit)

                                                         Class A
                                                      Common Stock
                                         Preferred -------------------  Additional  Treasury
                                           Stock   Number of              Paid-in     Stock     Unearned  Accumulated
                                           Amount   Shares    Amount      Capital     Amount  Compensation  Deficit        Total
                                           -----------------------------------------------------------------------------------------
Balances at June 30, 1995                  $  --    729,659  $  7,297  $ 7,186,982  $(190,000) $(867,642) $(11,299,321) $(5,162,684)
   Issuance of common stock, net              --  1,842,547    18,425    7,198,089       --         --            --      7,216,514
   Common stock issued for services           --        182         2        4,990       --         --            --          4,992
   Common stock issued for debt conversion    --    152,418     1,524    4,294,880       --         --            --      4,296,404
   Sales of treasury stock                    --       --        --           --      185,000       --            --        185,000
   Amortization of unearned compensation      --       --        --           --         --      867,642          --        867,642
   Warrants issued with bridge loans          --       --        --         62,500       --         --            --         62,500
   Retirement of  common and 191,083 shares   --     (2,615)      (26)     (54,863)      5000       --            --        (49,889)
     treasury stock
   Net loss                                   --       --        --           --         --         --      (2,914,905)  (2,914,905)
                                           -----------------------------------------------------------------------------------------
Balances at June 30, 1996                  $  --  2,722,191  $ 27,222  $18,692,578       --         --    $(14,214,226) $ 4,505,574
   Issuance of 45 shares Series A
     convertible preferred stock, net          1       --        --        391,453       --         --            --        391,454
   Issuance of common stock                   --        775         8        4,072       --         --            --          4,080
   Common stock issued for services           --     46,289       463      255,798       --         --            --        256,261
   Retirement of  common stock                --     (3,070)      (31)     (99,846)      --         --            --        (99,877)
   Net loss                                   --       --        --           --         --         --      (2,998,290)  (2,998,290)
                                           -----------------------------------------------------------------------------------------
Balances at June 30, 1997                  $   1  2,766,185  $ 27,662  $19,244,055       --         --    $(17,212,516) $ 2,059,202
                                           =========================================================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Cash Flows

                                                                             Year Ended
                                                                               June 30
                                                                   ------------------------------
                                                                         1997           1996
                                                                   ------------------------------
Operating activities
Net loss                                                            $(2,998,290)   $(2,914,905)
Adjustments  to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       205,397         86,875
    Accretion of bridge notes                                              --          213,568
    Services provided for common stock                                  256,261          5,000
    Write-off abandoned patent applications                                --            1,895
    Amortization of unearned compensation                                  --          867,642
Changes in operating assets and liabilities:
  Receivables, advances to employees, related parties                  (132,178)        44,399
  Inventories                                                          (185,728)       (66,186)
  Prepaid expenses and other                                             44,005        (49,688)
  Accounts payable and accrued expenses                                 (54,995)      (510,561)
                                                                   ------------------------------
Net cash used in operating activities                                (2,865,528)    (2,321,961)

Cash flows from investing activities
Property and equipment additions                                       (520,397)      (269,057)
Costs incurred in acquiring patents                                    (251,237)       (49,962)
                                                                   ------------------------------
Net cash used in investing activities                                  (771,634)      (319,019)

Cash flows from financing activities
Proceeds from notes payable                                                --           40,000
Payments on notes payable                                                  --         (314,511)
Repayments of convertible notes payable                                    --         (162,500)
Proceeds from bridge loans                                                 --        1,285,433
Repayments of bridge loans                                                 --       (1,250,000)
Proceeds from sales of common stock                                       4,080      7,216,514
Repurchase of common stock                                             (100,000)       (40,000)
Proceeds from sales of Convertible Series A  preferred stock, net       391,454           --
Proceeds from sales of treasury stock                                      --          190,000
                                                                   ------------------------------
Net cash provided by financing activities                               295,534      6,964,936
                                                                   ------------------------------
Net increase (decrease) in cash and cash equivalents                 (3,341,628)     4,323,956
Cash and cash equivalents at beginning of period                      4,335,133         11,177
                                                                   ------------------------------
Cash and cash equivalents at end of period                          $   993,505    $ 4,335,133
                                                                   ==============================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                            $   256,261    $     4,992
Debt and interest converted into Class A common stock                      --        4,296,404
Class E common stock issued (retired)                                      (123)         9,613

See accompanying notes.

                          LightPath Technologies, Inc.
                          Notes to Financial Statements
                                  June 30,1997

Organization

LightPath Technologies, Inc. (the Company) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is engaged in the production of GRADIUM(R) glass lenses and the research and development of additional GRADIUM applications. During the period from August 23, 1985 to June 30, 1996 the Company was a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Development Stage Enterprises". Planned principal operations commenced during fiscal year 1997 and, accordingly, the Company is no longer considered a development stage company.

GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems.

Basis of Presentation

The Company has incurred substantial losses since inception. During fiscal year 1996 the Company completed an initial public offering ("IPO") to raise additional capital to further fund research, development and commercialization of GRADIUM glass with the objective of developing products that will achieve market acceptance. Management believes that product sales in 1998 and the net proceeds from a private placement completed in July 1997 will be sufficient to finance the Company's working capital requirements for fiscal year 1998. However, without sales of the GRADIUM glass products, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

1. Summary of Significant Accounting Matters

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

Inventories which consists principally of raw materials, lenses and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead.

Property  and   equipment  are  stated  at  cost  and   depreciated   using  the
straight-line method over the estimated useful lives of the related assets from three to seven years.

Intangible assets consisting of patents and trademarks, are recorded at cost. Upon issuance of the patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets from ten to seventeen years. The recoverability of carrying values of these assets is evaluated on a recurring basis.

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


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

Revenue recognition occurs from sales of product or product development, upon shipment.

Research and development costs are expensed as incurred.

Stock based employee compensation is accounted for under the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, which requires no recognition of compensation expense when the exercise price of the employees stock option equals the market price of the underlying stock on the date of grant.

Pro forma information required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, has been presented under the fair value method using a Black-Scholes option pricing model.

Per share data is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted Class E common shares and stock options for the purchase of Class E common shares are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings (loss) per share is not expected to be material.

Management uses estimates and makes assumptions during the preparation of the Company's financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.

Financial instruments of the Company are valued as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, and notes payable to stockholder approximate fair value.

Impairment of long-lived assets was adopted for the fiscal year 1997 by the Company as required by Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In the event that facts and circumstances indicate that the cost of intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


2. Inventories

The components of inventories include the following:


                                                    June 30,1997

                 Finished goods and work in process   $153,629
                 Raw materials                          98,284
                                                      --------
                 Total inventories                    $251,913
                                                      ========


3. Property and Equipment

Property and equipment consist of the following:


                                                   June 30,1997

                  Manufacturing equipment           $  910,083
                  Computer equipment and software      236,864
                  Furniture and fixtures               113,801
                  Leasehold improvements               104,369
                                                    ----------
                                                     1,365,117
                  Less accumulated depreciation        600,220
                                                    ----------
                                                    $  764,897
                                                    ==========

4. Intangible Assets

Intangible assets consist of the following:


                                                  June 30,1997

                   Patents and trademarks granted   $244,653
                   Patent applications in process    285,083
                                                    --------
                                                     529,736
                   Less accumulated amortization      39,464
                                                    --------
                                                    $490,272
                                                    ========


5. Note Payable To Stockholder

At June 30, 1997, the Company has a note payable to a stockholder of $30,000, which bears interest at 10.28%, payable monthly. The stockholder has agreed to make repayment of the remaining balance contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock .

In February 1996, in conjunction with the IPO, certain other debtholders agreed to convert approximately $3.3 million in principal, accrued interest and other payables into shares of Class A and Class E common stock at a conversion price of $5.50 per share.

Interest of $4,614 and $58,023 was paid in 1997 and 1996, respectively.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


6. Deferred Employee Salaries

In November 1993, the Company implemented a plan for the deferral of a portion of all employees' salaries. The salaries not paid were accrued as a continuing obligation of the Company. As of June 30, 1997 and 1996, the total deferred amounts were $201,825 and $211,470, respectively. Additionally, in November 1995, key officers of the Company agreed to convert $350,000 of their deferred amounts into Class E common stock at an average conversion price of $1 per share. Key officers and employees of the Company have agreed to make repayment of the June 30, 1997 deferred balance plus the $26,130 balance of an accrued liability for a director contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock.

7. Income Taxes

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the use of the cash method of accounting and deferral of research and development and start-up expenses for tax purposes. Research and development and start-up expenses will be deductible over a five year period commencing with the fiscal year June 30, 1997.

For financial reporting purposes a valuation allowance of $4,981,000 has been recognized to offset the Company's deferred tax assets. The valuation allowance has increased by $1,214,000 and $692,000 during the years ended June 30, 1997 and 1996, respectively, as a result of increased deferred tax assets created principally by the operating losses and the deferral of research and development and start-up expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 1997 are as follows:


           Deferred tax assets:
              Start-up expenses, net                     $ 2,387,000
              Research and development expenses              527,000
              Net operating loss carryforwards             2,214,000
              Research and development credits               150,000
              Other deferred deductions                     (297,000)
                                                         -----------
           Total deferred tax assets                       4,981,000
           Valuation allowance for deferred tax assets    (4,981,000)
                                                         -----------
                                                         $        --
                                                         ===========

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates is a difference equal to the federal statutory rate given that the annual losses resulted in no tax benefits.

At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5 million which will begin to expire in 2009 if not previously utilized. The Company also has research and development credit carryforwards of approximately $150,000 which will begin to expire in 2009, if not previously utilized. Approximately $1 million of the net operating loss carryforward and the majority of the research and development credits are subject to certain limitations of the Internal Revenue Code which restrict their annual utilization.

8. Employee and Director Stock Option Plans

At June 30, 1997 the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Prior to becoming a public company, the Company's management valued options granted based on the cash transactions price of the Company's common stock during the period of grant. Certain of the grants, prior to 1995, were at less than fair market value and the Company recorded total unearned compensation in

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


the year of grant which was amortized over the vesting periods. The unamortized balance of unearned compensation of $867,642 was charged to expense in the first quarter of fiscal 1996 when the vesting of all options outstanding was accelerated due to the approval by the stockholders of an underwriting agreement. No compensation costs have been recognized for its fixed stock options plans where fair market value equalled the option price at the date of grant.

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). The Company's common stock which has been reserved for awards under the Incentive Plan and the Directors Plan were increased in 1997 to an aggregate of 325,000 and 75,000 shares, respectively.

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers and other key employees of the Company. To date only incentive stock options have been issued under the plan with a vesting period of four years. The term of the options granted under the Incentive Plan cannot exceed ten years for all option holders except stockholders with 10% or more of the Company's stock for which the term is five years after the date of grant. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Incentive Plan available for grant at June 30, 1997 were 95,525 shares of Class A common stock.

The Directors Plan which was modified in 1997, authorizes the Company to grant awards to certain eligible nonemployee directors of the Company using common stock. Under the plan formula: i) each of the current nonemployee directors will receive options to purchase 3,000 shares of the Company's common stock at the date of each annual meeting of stockholders; and ii) on the date an individual first becomes a nonemployee director, they will receive options to purchase 10,000 shares of the Company's common stock which vest ratably over a three year period. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of such shares on the date the options are granted with a term of ten years. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Director Plan available for grant at June 30, 1997 were 49,500 shares of Class A common stock.

In addition, the Company has issued nonqualified options to certain directors and consultants to the Company not covered by the Incentive or Directors Plan. The Company did not issue any nonqualified options in 1997 or 1996. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock.

A summary of the status of the stock option plans as of June 30, 1997 and 1996 and changes during the years ended is presented below:



                                       Incentive   Directors
        Shares under option:           Plan        Plan       Nonqualified
        ------------------------------------------------------------------
        Outstanding at June 30, 1995     64,293       3,500     51,303
        Granted at $5.00                 55,000        --         --
        Exercised                          --          --         --
        Lapsed or canceled              (16,909)       --       (1,609)
                                       --------    --------   --------
        Outstanding at June 30, 1996    102,384       3,500     49,694
        Granted at $5.00 to $6.06       128,000      22,000       --
        Exercised                          --          --         --
        Lapsed or canceled                 (909)       --         --
                                       --------    --------   --------
        Outstanding at June 30, 1997    229,475      25,500     49,694
                                       ========    ========   ========


        Options exercisable:
          June 30, 1997                  93,475      15,500     49,694

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                                       Options Outstanding                             Options Exercisable
---------------------------------------------------------------------------------------------------------------------
     Range of             Number          Weighted-Avg.                             Number
     Exercise         outstanding at        Remaining       Weighted-Avg.        Exercisable at   Weighted-Avg.
      Prices           June 30,1997      Contractual Life   Exercise Price       June 30, 1997    Exercise Price
---------------------------------------------------------------------------------------------------------------------
$ 5  to 15                  286,764       8.5 Years                $  5.60          128,764              $  5.70
$25 to 40                    12,658       6.3                       $35.71           12,658               $35.71
$41 to 55                     5,247       6.2                       $44.44            5,247               $44.44
                     ------------------                                        ------------------
$ 5  to 55                  304,669       8.4                      $  7.52          146,669              $  9.68
                     ==================                                        ==================


Had compensation costs for the Company's stock based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the pro froma amounts indicated below:


                                             1997             1996
                                             ----             ----
       Net loss, as reported             ($  2,998,290)   ($  2,914,905)
       Net loss, pro forma               ($  3,056,290)   ($  2,925,905)
       Net loss per share, as reported   ($       1.09)   ($       1.98)
       Net loss per share, pro forma     ($       1.11)   ($       1.99)


The weighted-average fair value of options granted during the year ended June 30, 1997 was $2.47. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 75%; risk free interest rate of 8%; and expected lives of 2 years.

9.  Stockholders' Equity

The Company completed an IPO on February 22, 1996 for the sale of 1,840,000 units at an initial public offering price of $5.00. Each unit consisted of one share of Class A common stock, one Class A warrant and one Class B warrant.

Common and Preferred Stock

The Company's common stock and preferred stock consists of the following:

o Authorized 34,500,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

o Authorized 2,000,000 shares of Class E-1 common stock, $.01 par value. The stockholders of Class E-1 common stock are entitled to one vote for each share held. Each Class E-1 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $8,000,000 in fiscal 1997, 1998 or 1999, or is at least $10,300,000 in fiscal 2000; or (ii) the Company's bid price per share of Class A common stock averages in excess of $12.50 (subject to adjustment for stock splits) for 30 consecutive business days through August 22, 1997, or (iii) the bid price per share of Class A common stock averages in excess of $16.75 (subject to adjustment for stock splits) for 30 consecutive business days during the period from August 22, 1997 through February 22, 1999, or

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


     (iv) the Company is acquired by or merged with or into another entity during any of the periods referred to in (ii) or (iii) and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 common stock) equal to or greater than the respective bid price amounts set forth in (ii) or (iii) above, respectively, as applicable.

o Authorized 2,000,000 shares of Class E-2 common stock, $.01 par value. The stockholders of Class E-2 common stock are entitled to one vote for each share held. Each Class E-2 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $10,900,000 in fiscal 1997, 1998 or 1999, or is at least $14,000,000 in fiscal 2000; or (ii) the Company is acquired by or merged with or into another entity during any of the periods referred to below and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 and Class E-2 common stock) equal to or greater $18.00 through August 22, 1997, or $23.00 during the period from August 22, 1997 through February 22, 1999.

o Authorized 1,500,000 shares of Class E-3 common stock, $.01 par value. The stockholders of Class E-3 common stock are entitled to one vote for each share held. Each Class E-3 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before the provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $28,000,000 in fiscal 1997, 1998, 1999 or 2000; or (ii) the Company is acquired by or merged with or into another entity during the periods referred to below and as a result thereof holders of Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1, E-2 and E-3 common stock) equal to or greater than $30.00 through August 22, 1997, or $40.00 during the period from August 22, 1997 through February 22, 1999.

     The shares of Class E common stock will be redeemed on September 30, 2000 by the Company for $.0001 per share and will be canceled by the Company without further obligation to the stockholders if such earnings levels and market price targets are not achieved.

     The Class E common stock performance shares have the characteristics of escrowed shares; therefore, such shares owned by key officers, employees, directors or consultants of the Company are subject to variable plan compensation accounting. In the event the Company attains any of the earnings thresholds or the Company's Class A common stock meets certain minimum market prices required for the conversion of Class E common stock by such stockholders, the Company will be required to recognize compensation expense in the periods in which the stated criteria for conversion are probable of being met.

o Authorized 5,000,000 shares of preferred stock; no par value. In June 1997 the Board of Directors designated 250 shares as Series A Convertible
     Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 45 Series A totaling $450,000, less issuance costs of $58,546 resulted in net proceeds of $391,454, at June 30, 1997. An additional 135 shares Series A totaling $1,350,000 were sold in July 1997, resulting in proceeds of $1,195,000, net issuance costs of $155,000.

     The Series A Convertible Preferred Stock has a stated value and liquidation preference of $10,000, plus an 8% per annum premium. The holders of the Series A Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A Convertible Preferred Stock is convertible into Class A common stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


     Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

Each Class A warrant entitles the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $6.50 until February 2001. Each Class B warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $8.75 until February 2001. At June 30, 1997 1,840,000 Class A and 1,840,000 Class B warrants were exercisable and outstanding. The warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A common stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $9.10 per share for Class A warrants and $12.25 per share for Class B warrants. All Class B warrants must be redeemed if any are redeemed. During fiscal year 1997, all of the Class A common stock underlying the Class A and Class B warrants were registered and contractual restrictions on trading expired.

Class C and Class D warrants were issued in connection with the private placement of Series A Convertible Preferred Stock which was completed by July 25, 1997. A total of 320,000 Class C warrants were granted to the preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $5.63 until July 2000. A total of 64,000 Class D warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as the lessor of $5.63 or the average closing bid price for the Company's Class A common stock for the five day period preceding the conversion date, until July 2002. The Company is required to register the Class A common stock underlying the Class C and Class D warrants within 120 days of the closing.

10. Pension Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discrectionary contributions are made by the Company to match a portion of the funds the employee contributes. No Company contributions were made to this plan in the fiscal year ended June 30, 1997.

11. Commitments and Contingencies

The Company has operating leases for office equipment and office space. Effective April 1, 1996 Company has entered into a 5 year lease (with a three year renewal option) agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico. Rent expense recognized for the years ended June 30, 1997 and 1996 was $96,889 and $55,640 respectively. Commitments under noncancelable operating leases are $91,400 for 1998; $92,600 for 1999; $96,200 for 2000; and $74,400 for 2001.

The Company has three year employment agreements, which expire in November 1998, with two current officers which provide for payment of salaries in 1998 and 1999 of $270,000 and $112,500 respectively. The Company has outstanding purchase commitments for approximately $113,000 at June 30, 1997 for lens finishing and costs associated with product marketing.

The Company is involved in other various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


12.  Related Party Transactions

During the fiscal year ended June 30, 1997, a current and a former director of the Company, provided legal and consulting services to the Company for which they billed the Company approximately $92,000. In addition, the Company was provided consulting services by companies which are stockholders of the Company, for which they billed approximately $16,000. The Company retained the legal services of a stockholder for licensing work performed during fiscal 1997 for $65,000 of which $31,000 was paid in cash and approximately $34,000 in Class A common stock. An additional $22,500 will be spent under the terms of this agreement in fiscal 1998. The company paid $45,000 to an employee and stockholder for product designs which the Company has subsequently applied for patent protection.

In June 1996, the Company entered into an agreement with Invention Machine Corporation (IMC) for a benchmarking and prediction analysis of technologies related to LightPath's proprietary process for the manufacturing of GRADIUM glass. Under the terms of the agreement the Company paid IMC a total of $24,000 in cash and upon completion of the project in December 1996, issued 40,000 shares of unregistered Class A common stock at market price at grant, with a fair value of $222,511. In June 1997 the Company entered into a joint venture agreement with IMC to create LightChip Inc., to develop and manufacture wavelength division multiplexing (WDM) systems for use by telecommunication carriers, and network system integrators. LightPath will own 51% of LightChip Inc., which had not been funded at June 30, 1997.


13.  Supplemental Net Loss Per Share Information

On February 22, 1996 the Company completed an IPO upon which shares of common stock were issued due to the conversion of certain accounts payable, accrued liabilities, payables to related parties, notes payable, convertible notes payable and bridge loans into Class A common stock and shares of Class E common stock. Had the conversion occurred on July 1, 1995 the earnings per share amounts for 1996 would have been as follows:


                                               1996
                                               ----
                            Actual         $     (1.98)
                            Adjustments            .07
                                           ------------
                            Supplemental   $     (1.91)
                                           ============

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                    By: /s/ Leslie A. Danziger September 2, 1997
                                       -----------------------------------------
                                                      Leslie A. Danziger    Date
                                                          Chairman and President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Leslie A. Danziger   September 2, 1997
------------------------------------------
Leslie A. Danziger
Chairman and President


/s/ Donald E. Lawson     September 2, 1997
------------------------------------------
Donald E. Lawson
Chief Operating Officer, Secretary and Treasurer


/s/Milton Klein, M.D.    September 2, 1997             /s/ Louis Leeburg   September 2, 1997
------------------------------------------             -------------------------------------
Milton Klein, M.D                                      Louis Leeburg
Director                                               Director

/s/ Haydock H. Miller Jr.     September 2, 1997
-----------------------------------------------
Haydock H. Miller Jr.
Director
                                       18