Form 10QSB
period 1997-09-30
LIGHTPATH TECHNOLOGIES INC
filed 1997-11-14
CIK 889971

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS
                                   FORM 10-QSB

                              ---------------------
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE REPORT OF 1934

           For the transition period from ___________ to ____________


                        Commission file number 000-27548

                             ----------------------

                          LIGHTPATH TECHNOLOGIES, INC.
                             ----------------------
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

Common Stock, Class A, $.01 par value                          2,802,517 shares
Common Stock, Class E-1, $.01 par value                        1,478,144 shares
Common Stock, Class  E-2, $.01 par value                       1,478,144 shares
Common Stock, Class E-3, $.01 par value                        985,422 shares
---------------------------------------                        --------------

Class                                            Outstanding at October 31, 1997
================================================================================

                          LightPath Technologies, Inc.
                                    Form 10-Q

                                      Index

Item                                                                        Page
----                                                                        ----

Part I   Financial information

         Balance Sheets                                                      2
         Statements of Operations                                            3
         Statements of Cash Flows                                            4
         Notes to Financial Statements                                       5
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Part II  Other information

         Legal Proceedings                                                  10
         Changes in Securities and Use of Proceeds                          10
         Defaults Upon Senior Securities                                    10
         Submission of Matters to a Vote of Security Holders                11
         Other Information                                                  11
         Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

                          LightPath Technologies, Inc.
                                 Balance Sheets

                                                                               September 30,     June 30,
                                                                                   1997            1997
                                                                               ------------    ------------
                                                                                Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                    $  3,326,990    $    993,505
  Trade accounts receivable                                                         187,269         167,258
  Inventories                                                                       308,457         251,914
  Advances to employees and related parties                                          35,162           2,865
  Prepaid expenses and other                                                         38,877          38,604
                                                                               ------------    ------------
Total current assets                                                              3,896,755       1,454,146

Property and equipment - net                                                        812,042         764,897
Intangible assets - net                                                             496,807         490,272
Investment in LightChip, Inc.                                                        14,040            --
                                                                               ------------    ------------
Total assets                                                                   $  5,219,644    $  2,709,315
                                                                               ============    ============

Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable and accrued liabilities                                     $    306,421    $    325,571
  Accrued payroll and benefits                                                      228,309         255,878
                                                                               ------------    ------------
Total current liabilities                                                           534,730         581,449

Note payable to stockholder                                                          30,000          30,000


Redeemable common stock:
  Class E-1 - performance based and redeemable common stock
   1,478,144 and 1,449,942, shares issued and outstanding at
   September 30, 1997 and June 30, 1997, respectively                                14,781          14,499
  Class E-2 - performance based and redeemable common stock
   1,478,144 and 1,449,942 shares issued and outstanding at
   September 30, 1997 and June 30, 1997, respectively                                14,781          14,499
  Class E-3 - performance based and redeemable common stock
   985,422 and 966,62, issued and outstanding at September 30, 1997
   and June 30, 1997, respectively                                                    9,854           9,666

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
    Issued 180 Series A Convertible shares, 230 Series B Convertible shares,              4               1
    $4,100,000 liquidation preference
   Common stock:
    Class A, $.01 par value; 34,500,000 shares authorized,  voting
    2,802,517 and 2,766,185, shares issued and outstanding at
    September 30, 1997 and June 30, 1997, respectively                               28,027          27,662
   Additional paid-in capital                                                    22,712,582      19,244,055
   Accumulated deficit                                                          (18,125,115)    (17,212,516)
                                                                               ------------    ------------
Total stockholders' equity                                                        4,615,498       2,059,202
                                                                               ------------    ------------
Total liabilities and stockholders' equity                                     $  5,219,644    $  2,709,315
                                                                               ============    ============

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Operations

                                                         Three Months Ended
                                                            September 30
 Unaudited                                              1997           1996
                                                     -----------    -----------

Revenues
   Product development fees                          $    18,400    $   111,347
   Lenses and other                                      147,719         12,123
                                                     -----------    -----------
Total revenues                                           166,119        123,470

Costs and expenses
   Cost of goods sold                                     83,442         12,687
   Selling, general and administrative                   849,799        662,750
   Research and development                              153,640        246,943
                                                     -----------    -----------
Total costs and expenses                               1,086,881        922,380
                                                     -----------    -----------
Operating loss                                          (920,762)      (798,910)

Other income(expense)
   Investment income                                      19,524         42,558
   Interest expense                                       (1,681)          (777)
   Equity in loss of LightChip, Inc.                      (9,680)          --
                                                     -----------    -----------
Net loss                                             $  (912,599)   $  (757,129)
                                                     ===========    ===========
Net loss applicable to common shareholders (Note 4)  $(1,183,348)   $  (757,129)
                                                     ===========    ===========

Net loss per share (Note 4)                          $      (.42)   $      (.28)
                                                     ===========    ===========

Number of shares used in per share calculation         2,796,866      2,735,287
                                                     ===========    ===========

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Cash Flows

Unaudited                                                         September 30,
                                                               1997           1996
                                                            -----------    -----------
Operating activities
Net loss                                                    $  (912,599)   $  (757,129)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                               59,001         35,511
     Services provided for common stock                          18,408        110,419
     Equity in loss of LightChip, Inc.                            9,680           --
   Changes in operating assets and liabilities:
      Receivable, advances to employees, related parties        (52,309)      (104,731)
      Inventories                                               (56,543)       (64,907)
      Prepaid expenses and other                                   (273)        42,188
      Accounts payable and accrued expenses                     (46,719)       (42,627)
                                                            -----------    -----------
Net cash used in operating activities                          (981,354)      (781,276)
Cash flows from investing activities
Property and equipment additions                               (102,681)      (193,919)
Costs incurred in acquiring patents                             (10,000)       (15,922)
Investment in LightChip, Inc.                                   (23,720)          --
                                                            -----------    -----------
Net cash used in investing activities                          (136,401)      (209,841)
Cash flows from financing activities
Proceeds from sales of Convertible Series A and
 Series B preferred stock, net                                3,272,835           --
Proceeds from sales of common stock options                     178,405           --
Repurchase of common stock                                         --         (100,000)
                                                            -----------    -----------
Net cash provided by (used in) financing activities           3,451,240       (100,000)
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents          2,333,485     (1,091,117)
Cash and cash equivalents at beginning of period                993,505      4,335,133
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 3,326,990    $ 3,244,016
                                                            ===========    ===========
Supplemental disclosure of cash flow information:

Class E common stock issued                                 $       752           --

See accompanying notes.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

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

1. Summary of Significant Accounting Matters

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in the Form 10-KSB as filed with the Securities and Exchange Commission on September 11, 1997.

The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month periods ended September 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

Inventories are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead.

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

Investment consists of the Company's 51% ownership interest in LightChip Inc., which is accounted for under the equity method as the Company anticipates their equity position to fall below 50% during the current fiscal year.

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

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

Revenue recognition occurs upon shipment of products or as earned under product development agreements.

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

2.   Inventories

The components of inventories include the following:

                                                    September 30,
                                                        1997

                 Finished goods and work in process   $210,239
                 Raw materials                          98,218
                                                      --------
                 Total inventories                    $308,457
                                                      ========

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

3.     Stockholders' Equity

Authorized 5,000,000 shares of preferred stock; no par value. In June 1997 the Board of Directors designated 250 shares as Series A Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 180 shares of Series A Preferred Stock totaling $1,800,000, less issuance costs of approximately $203,711, resulted in net proceeds of approximately $1,596,289 by the final closing date, July 25, 1997. In September 1997 the Board of Directors designated 300 shares as Series B Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 230 shares of
Series B Preferred Stock totaling $2,300,000, less issuance costs of approximately $232,000 resulted in net proceeds of approximately $2,068,000 by the final closing date, October 2, 1997.

The Series A and the Series B Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A and Series B Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A and Series B Convertible Preferred Stock is convertible into Class A common stock at the option of the holder, with volume limitations during the first 9 months after the final closing date, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 and $7.2375 for the Series A and Series B Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in both the Series A and Series B Preferred Stock is recognized as an imputed deemed dividend in the amount of $318,200 and $406,700, respectively, reducing income available to common shareholders on a pro rata basis from the date of issuance to the first date that conversion can occur.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

Class E and Class F warrants were issued in connection with the private placement of Series B Convertible Preferred Stock which was completed by October 2, 1997. A total of 317,788 Class E warrants were granted to the preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $7.24 until September 2000. A total of 47,668 Class F warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as the lesser of $7.24 or the average closing bid price for the Company's Class A common stock for the five day period preceding the conversion date, until September 2002. The Company is required to register the Class A common stock underlying the Series B Preferred Stock and the Class E and Class F warrants within 120 days of the closing.

4.    Net Loss Per Share

Net loss per common share is computed based upon the weighted average number of common shares outstanding during the year. Common equivalent shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was antidilutive. However, the eight percent premium earned by the preferred shareholders in the period was added to the net loss for computation purposes increasing the net loss per common share by $.01. In addition, net loss applicable to common shareholders was increased by an imputed deemed dividend in the amount of $238,650 or $.08 per share. The imputed deemed dividend resulted from a discount provision included in the Series A Preferred Stock issued on July 25, 1997. The unamortized imputed deemed dividend on Series A and the imputed deemed dividend included in the Series B Preferred Stock issued on October 2, 1997, will be recognized in subsequent quarters.

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


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

Three months ended September 30, 1997, "1998" compared with three months ended September 30,1996, "1997"

         Revenues totaled $166,119 for the first quarter of 1998, an increase of approximately $43,000 or 34% over 1997. The increase was attributable to an increase of $136,000 in lens sales which was offset by a decrease of $93,000 in product development/ license fees. The Company's increase in lens sales is primarily due to sales for lasers, distributors and wafer chip inspection markets. The Company's efforts in targeting laser applications, an area where GRADIUM's lenses ability to increase the quality of YAG laser beams and reduce the focal spot size, has received increasing market acceptance. The Company filled a production order from Karl Storz for 500 lenses in July 1997 and anticipates more significant production orders in 1998 after they have evaluated their product. During the first quarter of 1998, the Company received a production order for $80,000 in catalog lenses from a U.S. distributor for their international catalog. The Company provided The Fuji Photo Optical Co., Ltd ("Fuji"), which is a subsidiary of Fuji Photo Film Co., GRADIUM profiles under the terms of an exclusive agreement whereby Fuji will evaluate the lenses for eight months. As we near the end of the evaluation period, Fuji will have the right to engage in a long-term license and purchase agreement or negotiate an extension with LightPath. Revenues for government funded subcontracts in the area of solar energy totaled $18,000 for 1998 versus $111,000 in l997. The Company had completed the two government sub-contracts during 1997 however, the Company received an amendment to the original solar project during the first quarter of 1998 which requires an additional $68,000 in services to be provided during 1998. At September 30, 1997, a backlog of $160,000 existed for lens sales. The Company's backlog on its current government projects is approximately $50,000.

         The Company continues to work with a number of OEM's towards the completion of projects which may result in production orders for LightPath. The Company added to its staff, hiring Vice President of Marketing and Sales. The position's goal is to expand the Company's presence in traditional optics and develop emerging markets such as optoelectronics, photonics and solar. The Company formalized relationships with four additional foreign distributors in 1998 bringing its total to eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new markets for GRADIUM in their countries primarily in the area of sales into the YAG laser market.

          Cost of sales during the first quarter of fiscal year 1998 was 56% of product sales, a significant decrease from the first quarter of fiscal year 1997 when cost of sales equaled product sales. The decrease was primarily due to reductions in outside finishing expenses and more efficient production techniques. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production could be decreased further. Administrative costs increased $187,049, or 28% from 1997, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas. The Company's public awareness campaign, through print advertising, web site and trade shows continues to generate inquiries. Research and development costs decreased $93,303 in 1998 versus 1997. During the first quarter of 1997, the Company spent approximately $120,000 on a benchmarking and prediction analysis of technologies related to the Company's proprietary processes in the manufacturing of GRADIUM glass. These costs were not recurring. The research department staff has increased to approximately 6 full time equivalents. The focus of the development efforts has been to expand GRADIUM product lines to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, development of acrylic axial gradient material to extend the product range, and upgrade the proprietary material design software and optical design tools to facilitate product design.

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

         Investment income decreased approximately $23,000 in 1998 due to the decrease in interest earned on temporary investments as cash levels declined. Interest expense was not significant in 1998 or 1997. The Company funded its portion of LightChip, Inc. ("LightChip") during 1998 and announced the hiring of LightChip's CEO. The Company has accounted for the investment in LightChip under the equity method and recognized a loss of $9,680 in 1998.

         Net loss of $912,599 in 1998 was an increase of $155,470 from 1997 due to reduced gross margin of $28,106, increases in selling, general and administrative costs of $187,049 and the decrease in other income(expense) of $33,618 which are offset by lower research and development costs of $93,303. Net loss per share of $.42 was a decrease of $.14 of which $.09 was due to the imputed deemed dividend and the 8% preferred stock premium on the Series A Preferred Stock and the remaining $.05 decrease was due to reduced gross margin of $.01, increase in selling, general and administrative costs of $.07 and the decrease in other income of $.01 offset by research and development expenses of $.04.

Financial Resources and Liquidity
---------------------------------

         LightPath had financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7,200,000. In July 1997 the Company completed a preferred stock private placement which generated net proceeds of approximately $1,600,000. The same group of investors entered into a second private placement in September 1997 which generated net proceeds of approximately $2,100,000 when completed on October 2, 1997. The Company intends to continue to explore additional funding opportunities in fiscal year 1998. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. The Company has budgeted operating and research cash requirements for fiscal 1998 at $3,000,000 which is comparable to the actual results for fiscal year 1997. Included in the cash requirements is $700,000 to continue its research and development efforts in fiscal year 1998. For the first quarter 1998, the Company exceeded the quarterly budget by approximately
$150,000 of which $25,000 was attributable to overages in research and development expenditures. During fiscal 1998, the Company projects approximately $500,000 will be expended for capital equipment and patent protection. During the first quarter actual expenditures were $113,000. The majority of the capital expenditures during the quarter were for additional computers and equipment to expand its manufacturing facilities. The Company purchased its 51% share in LightChip for $23,720. LightChip continues to work towards completion of bridge financing and a significant equity investment in LightChip.

         The Company believes that projected product sales and proceeds from the Series A and Series B Convertible Preferred Stock private placements will be sufficient to cover the fiscal 1998 operating and capital budget. The Company's capital requirements after such period will be satisfied by revenues generated from product sales. Such sales will depend on the extent that GRADIUM glass becomes commercially accepted and the success of the Company's sales program in generating sales sufficient to sustain its operations. Although lens sales for the first quarter 1998 have increased ten times 1997 first quarter levels, there can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the existing investors.

         The Company has not been significantly impacted by inflation due to the nature of its product components and in prior years the Company was principally engaged in basic research and development. The Company does not believe that seasonality will have a significant impact on its business.

                          LightPath Technologies, Inc.



                                     PART II
                                     -------

Item 1.  Legal Proceedings

         There have been no material developments in any other legal actions since the Company's Form 10-KSB for the year ended June 30, 1997. LightPath is subject to various claims and lawsuits in the ordinary course of business, none of which are considered material to the Company's financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         The issuance of Series A and Series B Convertible Preferred Stock (collectively the "Preferred Stock") by the Company limits the rights of the Company's Common Stock in the following manner. Each share of Preferred Stock has a stated value and liquidation preference of $10,000, plus an 8% per annum premium. The holders of the Preferred Stock are not entitled to vote or to receive dividends. In the event of liquidation of the Company or a Liquidation Event (as defined in the Certificate of Designation) holders of the Preferred Stock are entitled to receive distributions prior to any distribution to holders of the Company's Common Stock. Conversion of the Preferred Stock could potentially have a material dilutive effect upon shares of Common stock outstanding at the time of such conversion. A full description of the rights and preferences of the Preferred Stock is set forth in Exhibit 3.2 to this Form 10-QSB.

         The Company completed the private placement which began June 30, 1996 for an aggregate of 180 shares of Series A Convertible Preferred Stock (the "Series A Stock") and 320,000 attached Class C warrants on July 25, 1997. Each share of Series A Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class C Warrant entitles the holder to purchase one share of Class A Common Stock at $5.63 per share at any time through July 2000. The gross amount received for the private placement of Series A Stock was $1,800,000, less placement fees and related expenses resulting in net proceeds of $1,586,454. In addition, the placement agent was granted 64,000 Class D warrants to purchase shares of the Company's Class A common stock at a price of $5.63 per share at any time through July 2002.

         The Company completed a private placement for an aggregate of 230 shares of Series B Convertible Preferred Stock (the "Series B Stock") and 317,788 attached Class E warrants on October 2, 1997. Each share of Series B Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $7.2375 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $7.24 per share at any time through September 2000. The gross amount received for the private placement of Series A Stock was $2,300,000, less placement fees and related expenses resulting in net proceeds of approximately $2,068,000. In addition, the placement agent was granted 47,668 Class F warrants to purchase shares of the Company's Class A common stock at a price of $7.24 per share at any time through September 2002.

         All of the Preferred Stock, Class C, Class D, Class E and Class F Warrants were issued to accredited investors in private placements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Restrictions have been imposed on the resale of such securities, including the placement of legends thereon noting such restrictions, and written disclosure of such restrictions were made prior to issuance of the securities.

Item 3.  Defaults Upon Senior Securities

         None

                          LightPath Technologies, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         a) The following document is filed as an exhibit to this Form 10-QSB:

                  Exhibit 3.1 - Certificate of Designation, as amended, and filed with the Secretary of State of Delaware on November 13, 1997
                  Exhibit 3.2 - Certificate of Designation filed with the Secretary of State of Delaware on October 2, 1997
                  Exhibit 11 - Computation of Net Loss Per Share

                  Exhibit 27 - Financial Data Schedule

         b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended September 30, 1997.

                          LightPath Technologies, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                        By: /s/ Donald Lawson  November 12, 1997
                                           -------------------------------------
                                                      Donald Lawson     Date
                                                      President and Treasurer
                                       12