Form 10QSB
period 1997-12-31
LIGHTPATH TECHNOLOGIES INC
filed 1998-01-27
CIK 889971

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

                For the quarterly period ended December 31, 1997

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

Common Stock, Class A, $.01 par value                    3,003,301 shares
Common Stock, Class E-1, $.01 par value                  1,481,584 shares
Common Stock, Class E-2, $.01 par value                  1,481,584 shares
Common Stock, Class E-3, $.01 par value                    987,715 shares
---------------------------------------                    --------------
Class                                            Outstanding at January 15, 1998

================================================================================

                          LightPath Technologies, Inc.
                                    Form 10-Q

                                      Index

Item                                                                  Page

Part I   Financial information

         Balance Sheets                                                2
         Statements of Operations                                      3
         Statements of Cash Flows                                      4
         Notes to Financial Statements                                 5
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9

Part II  Other information

         Legal Proceedings                                             12
         Changes in Securities and Use of Proceeds                     12
         Defaults Upon Senior Securities                               12
         Submission of Matters to a Vote of Security Holders           13
         Other Information                                             13
         Exhibits and Reports on Form 8-K                              13

Signatures                                                             14

                          LightPath Technologies, Inc.
                                 Balance Sheets

                                                                                  December 31,        June 30,
                                                                                       1997             1997
                                                                                -------------------------------------
Unaudited
Assets
Current assets:
  Cash and cash equivalents                                                      $    2,316,224   $      993,505
  Trade accounts receivable                                                             231,577          167,258
  Inventories                                                                           392,537          251,914
  Advances to employees                                                                  31,362            2,865
  Due from related parties                                                               57,738                -
  Prepaid expenses and other                                                             42,605           38,604
                                                                                -------------------------------------
Total current assets                                                                  3,072,043        1,454,146

Property and equipment - net                                                            779,883          764,897
Intangible assets - net                                                                 502,690          490,272
Investment in LightChip, Inc. (Note 4)                                                        -                -
                                                                                =====================================
Total assets                                                                     $    4,354,616    $   2,709,315
                                                                                =====================================

Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable and accrued liabilities                                      $       174,408   $      325,571
  Accrued payroll and benefits                                                          228,201          255,878
                                                                                -------------------------------------
Total current liabilities                                                               402,609          581,449

Note payable to stockholder                                                              30,000           30,000


Redeemable common stock:
  Class E-1 - performance based and redeemable common stock
   1,481,584 and 1,449,942, shares issued and outstanding at
   December 31, 1997 and June 30, 1997, respectively                                     14,816           14,499
  Class E-2 - performance based and redeemable common stock
   1,481,584 and 1,449,942 shares issued and outstanding at
   December 31, 1997 and June 30, 1997, respectively                                     14,816           14,499
  Class E-3 - performance based and redeemable common stock
   987,715 and 966,621, issued and outstanding at December 31, 1997
   and June 30, 1997, respectively                                                        9,878            9,666

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized;                              3                1
    Series A convertible shares, 103 and 45 issued and outstanding at
    December 31, 1997 and June 30, 1997, respectively,
    Series B convertible shares, 230 and 0 issued and outstanding at
    December 31, 1997 and June 30, 1997, respectively
    $3,330,000 liquidation preference
   Common stock:
    Class A, $.01 par value; 34,500,000 shares authorized, voting
     2,988,746 and 2,766,185, shares issued and outstanding at
     December 31, 1997 and June 30, 1997, respectively                                   29,887           27,662
   Additional paid-in capital                                                        22,829,413       19,244,055
   Accumulated deficit                                                              (18,976,806)     (17,212,516)
                                                                                -------------------------------------
Total stockholders' equity                                                            3,882,497        2,059,202
                                                                                =====================================
Total liabilities and stockholders' equity                                       $    4,354,616    $   2,709,315
                                                                                =====================================

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Operations

                                                          Three Months Ended                   Six Months Ended
                                                             December 31,                        December 31,
 Unaudited                                              1997              1996              1997               1996
                                                  -------------------------------------------------------------------------
Revenues
   Product development fees                        $      82,115     $      1,806       $  100,515         $   113,153
   Lenses and other                                      123,969           26,358           271,688             38,481
                                                  --------------------------------------------------------------------------
Total revenues                                           206,084           28,164           372,203            151,634

Costs and expenses
   Cost of goods sold                                     67,867           17,636           151,309             30,323
   Selling, general and administrative                   839,154          683,530         1,688,953          1,346,280
   Research and development                              171,188          292,364           324,828            539,307
                                                  --------------------------------------------------------------------------
Total costs and expenses                               1,078,209          993,530         2,165,090          1,915,910
                                                  --------------------------------------------------------------------------
Operating loss                                          (872,125)        (965,366)       (1,792,887)        (1,764,276)

Other income(expense)
   Investment income                                      35,697           33,041            55,221             75,599
   Interest expense                                       (1,223)            (796)           (2,904)            (1,573)
   Equity in loss of
   LightChip, Inc.(Note 4)                               (14,040)               -           (23,720)                 -
                                                  --------------------------------------------------------------------------
Net loss                                           $    (851,691)    $   (933,121)      $(1,764,290)       $(1,690,250)
                                                  ==========================================================================
Net loss applicable to common
   shareholders (Note 5)                           $  (1,313,509)    $   (933,121)      $(2,496,856)       $(1,690,250)
                                                  ==========================================================================

Basic net loss per share (Note 5)                         $(.46)           $(.34)            $(.88)            $( .62)
                                                  ==========================================================================

Number of shares used in per share
   calculation                                         2,881,147        2,755,520         2,836,586          2,745,404
                                                  ==========================================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Cash Flows

                                                                         Six Months Ended
Unaudited                                                                   December 31,
                                                                      1997              1996
                                                                ------------------------------------
Operating activities
Net loss                                                         $  (1,764,290)   $  (1,690,250)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                     121,073           92,070
     Services provided for common stock                                 27,491          245,009
     Equity in loss of LightChip, Inc.                                  23,720                -
   Changes in operating assets and liabilities:
      Receivable, advances to employees, related parties              (150,554)         (48,539)
      Inventories                                                     (140,623)        (113,386)
      Prepaid expenses and other                                        (4,001)          40,129
      Accounts payable and accrued expenses                           (178,840)         (52,465)
                                                                ------------------------------------
Net cash used in operating activities                               (2,066,024)      (1,527,432)
Cash flows from investing activities
Property and equipment additions                                      (129,127)        (365,427)
Costs incurred in acquiring patents                                    (19,350)         (65,085)
Investment in LightChip, Inc.                                          (23,720)               -
                                                                ------------------------------------
Net cash used in investing activities                                 (172,197)        (430,512)

Cash flows from financing activities
Proceeds from sales of Convertible Series A and
 Series B preferred stock, net                                       3,268,973                -
Proceeds from exercise of common stock options                         291,967                -
Repurchase of common stock                                                   -         (100,000)
                                                                ------------------------------------
Net cash provided by (used in) financing activities                  3,560,940         (100,000)
                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents                 1,322,719       (2,057,944)
Cash and cash equivalents at beginning of period                       993,505        4,335,133
                                                                ====================================
Cash and cash equivalents at end of period                      $    2,316,224   $    2,277,189
                                                                ====================================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                        $        27,490  $      245,009
Class E common stock issued                                     $           845             -

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

Per share data is computed using the weighted average number of common shares and dilutive potential common shares outstanding during each period. Restricted Class E common shares and stock options for the purchase of Class E common shares are considered contingently issuable and, accordingly, are excluded because all necessary conditions have not been satisfied.

The Company has adopted Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, on December 31, 1997. The impact of Statement 128 on the calculation of earnings (loss) per share was not material.

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

2.     Inventories

The components of inventories include the following:
                                               December 31,
                                                  1997

Finished goods and work in process               $   283,952
Raw materials                                        108,585
                                             ================
Total inventories                                $   392,537
                                             ================

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

3.   Stockholders' Equity

Authorized 5,000,000 shares of preferred stock; no par value. In June 1997 the Board of Directors designated 250 shares as Series A Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 180 shares of Series A Preferred Stock totaling $1,800,000, less issuance costs of approximately $203,711, resulting in net proceeds of approximately $1,596,289 by the final closing date, July 25, 1997. In September 1997 the Board of Directors designated 300 shares as Series B Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 230 shares of
Series B Preferred Stock totaling $2,300,000, less issuance costs of approximately $232,000 resulting in net proceeds of approximately $2,068,000 by the final closing date, October 2, 1997.

The Series A and the Series B Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A and Series B Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A and Series B Convertible Preferred Stock is convertible into Class A common stock at the option of the holder, with volume limitations during the first 9 months after the final closing date, based on its stated value at the conversion date divided by a conversion price. Approximately 141,000 shares of Class A Common Stock was issued upon the conversion of 77 shares of Series A Preferred Stock during the period ending December 31, 1997. The conversion price is defined as the lesser of $5.625 and $7.2375 for the Series A and Series B Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in both the Series A and Series B Preferred Stock is recognized as an imputed deemed dividend in the amount of $318,200 and $406,700, respectively, reducing income available to common shareholders on a pro rata basis from the date of issuance to the first date that conversion can occur.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

Approximately 27,000 shares of Class A Common Stock was issued upon the conversion of 87,695 Class C and Class D warrants during the period ending December 31, 1997. Class E and Class F warrants were issued in connection with the private placement of Series B Convertible Preferred Stock which was completed by October 2, 1997. A total of 317,788 Class E warrants were granted to the Series B preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $7.24 until September
2000. A total of 47,668 Class F warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as $7.24. The Company registered the Class A common stock underlying the Series B Preferred Stock and the Class E and Class F warrants on Form S-3 which became effective November 13, 1997.


4.    Investment in LightChip, Inc.

The Company applied the equity method of accounting for its investment in LightChip, Inc. until its share of net losses reduced the investment to zero. The Company shall resume applying the equity method once the Company's share of net income equals the share of net losses not recognized during the period the equity method was suspended.

5.    Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share is not presented as the effect was antidilutive for the assumed conversion at December 31, 1997 of outstanding approximately, Class A options 809,175, private placement warrants 661,761, IPO warrants 2,679,000 and 1,704,578 Class A shares reserved for the convertible preferred stock. However, the eight percent premium earned by the preferred shareholders was added to the net loss for computation purposes increasing the net loss per common share by $.03 and $.04 for the three month and six month periods ending December 31, 1997 respectively. In addition, net

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

loss applicable to common shareholders was increased by an imputed deemed dividend in the amount of $384,575 or $.13 per share and $623,225 or $.22 per share for the three months and six months ended December 31, 1997, respectively. The imputed deemed dividend resulted from a discount provision included in the Series A Preferred Stock issued on July 25, 1997 and the Series B Preferred Stock issued on October 2, 1997. The unamortized imputed deemed dividend on Series B Preferred Stock will be recognized in subsequent quarters.

                                                Three Months Ended                    Six Months Ended
                                                December 31,                          December 31,
                                             --------------------------------------------------------------------------------

                                                Income          Shares     Per Share     Income         Shares      Per Share
                                             (Numerator)    (Denominator)    Amount   (Numerator)    (Denominator)   Amount
                                             --------------------------------------------------------------------------------
1997
----
Net loss                                       $(851,691)                              $(1,764,290)
Less:    Preferred Stock Premium                 (77,243)                                 (109,341)
         Imputed dividend on Series A           (384,575)                                 (623,225)
          and Series B Preferred Stock
Basic EPS
Net loss applicable to common shareholders    $(1,313,509     2,881,147      $(.46)    $(2,496,856)    2,836,586     $(.88)
1996
----
Net loss                                       $(933,121)                              $(1,690,250)
Less:    Preferred Stock Premium                        -                                         -
          Imputed dividend on Series A                  -                                         -
          and Series B Preferred Stock
Basic EPS
Net loss applicable to common shareholders     $(933,121)     2,755,520      $(.34)    $(1,690,250)    2,745,404     $(.62)

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


Results of Operations
---------------------

         The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early state of development, the need for additional financing, and intense competition in various aspects of its business. In light of these risks and uncertainties, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

Three months ended December 31, 1997,("1998") compared with three months ended December 31,1996,("1997")

         Revenues totaled $206,084 for the second quarter of 1998, an increase of approximately $178,000 or 632% over 1997. The increase was attributable to an increase of $98,000 in lens sales and an increase of $80,000 in product development/license fees. The Company's increase in lens sales is primarily due to sales for lasers, distributors and wafer chip inspection markets. The Company's efforts in targeting laser applications, an area where GRADIUM's lenses ability to increase the quality of YAG laser beams and reduce the focal spot size, has received increasing market acceptance. The Company received a $30,000 licensing fee from CHUGAI BOYEKI (AMERICA) CORP. "CBC" , which is a wholly-owned subsidiary of CHUGAI BOYEKI CO., Ltd., for the exclusive right to use GRADIUM glass in CBC product lines. The option expires on March 31, 1998, at which time CBC will have the right to engage in a long-term license and purchase agreement with LightPath. The Company provided The Fuji Photo Optical Co., Ltd. ("Fuji"), which is a subsidiary of Fuji Photo Film Co., GRADIUM profiles under the terms of an exclusive agreement whereby Fuji will evaluate the lenses in its TV broadcast systems. The initial agreement expired in November 1997, however, Fuji requested an extension to the agreement for the evaluation of another glass profile which the Company provided them in December for an additional fee of $25,000. The current extension will expire in late April 1998 at which time Fuji will have the right to engage in a long-term license and purchase agreement with LightPath. Revenues for government funded subcontracts in the area of solar energy totaled $49,000 for 1998 versus $0 in l997. This concludes the second phase of funding under the Company's original solar project. At December 31, 1997, a backlog of $180,000 existed for lens sales.

          Cost of sales during the second quarter of 1998 was 55% of product sales, a significant decrease from the second quarter of 1997 when cost of sales equaled 67% of product sales. The decrease was primarily due to reductions in outside finishing expenses and more efficient production techniques. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production could be decreased further. Administrative costs increased $155,624, or 23% from 1997, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas. Research and development costs decreased $121,176 in 1998 versus 1997. During the second quarter of 1997, the Company issued stock worth approximately $118,000 on a benchmarking and prediction analysis of technologies related to the Company's proprietary processes in the manufacturing of GRADIUM glass. These costs were not recurring. In addition, several members of the research department staff have been dedicated to work on LightChip, Inc. ("LightChip") projects and their costs are being reimbursed by the subsidiary.

         Investment income increased approximately $2,000 in 1998. Interest expense was not significant in 1998 or 1997. The Company has accounted for the investment in LightChip under the equity method and recognized a loss of $14,040 in 1998.

         Net loss of $851,691 in 1998 was a decrease of $81,430 from 1997 due to improved gross margin of $127,689 and lower research and development costs of $121,176, which were offset by increases in selling, general and administrative costs of $155,624 and the decrease in other income(expense) of $11,811. Net loss applicable to common shareholders of $1,313,509 included additional charges of $384,575 for the imputed deemed dividend and $77,243 for the 8% preferred stock premium on the Series A and Series B Preferred stock. Basic net loss per share of $.46 was an increase of $.12 of which $.16 was due to the imputed deemed dividend and the 8% preferred stock premium on the Series A and Series B Preferred Stock and the remaining $.04

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


decrease was due to improved gross margin and reduced research and development expenses of $.08 which were offset by an increase in selling, general and administrative costs and a decrease in other income of $.04.

Six months ended December 31, 1997, ("1998") compared with six months ended December 31,1996,("1997")

         Revenues  totaled  $372,203  for 1998,  an  increase  of  approximately
$221,000 or 145% over 1997. The increase was attributable to an increase of $136,000 in lens sales which was offset by a decrease of $13,000 in product development/license fees. The Company's increase in lens sales is primarily due to sales for lasers, distributors and wafer chip inspection markets. During the first quarter of 1998, the Company filled a production order from Karl Storz for 500 lenses and anticipates more significant production orders in 1998 after they have evaluated their product, and the Company received a production order for $80,000 in catalog lenses from a U.S. distributor for their international catalog. During the second quarter of 1998, the Company entered into an evaluation option with CBC for $30,000 until March 31, 1998 and agreed to a contract extension with Fuji until ate April 1998. Revenues for government funded subcontracts in the area of solar energy totaled $68,000 for 1998 versus $112,000 in l997. This billing concludes phase 2 funding for the solar energy subcontract and phase 3 funding has not yet been approved for this project. At December 31, 1997, a backlog of $180,000 existed for lens sales.

         The Company continues to work with a number of OEM's towards the completion of projects which may result in production orders for LightPath. The first quarter of 1998 saw the addition of a Vice President of Marketing and Sales who's goal is to expand the Company's presence in traditional optics and develop emerging markets such as optoelectronics, photonics and solar. The Company formalized relationships with four additional foreign distributors in 1998 bringing its total to eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new markets for GRADIUM in their countries primarily in the area of sales into the YAG laser market.

          Cost of sales during the six month period of fiscal year 1998 was 56% of product sales, a significant decrease from the six month period of fiscal year 1997 when cost of sales was 79% product sales. The decrease was primarily due to reductions in outside finishing expenses and more efficient production techniques. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production could be decreased further. Administrative costs increased $342,673, or 26% from 1997, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas. The Company's public awareness campaign, through print advertising, web site and trade shows continues to generate inquiries. Research and development costs decreased $214,479 in 1998 versus 1997. During 1997, the Company issued shares of Class A Common Stock worth approximately $238,000 on a benchmarking and prediction analysis of technologies related to the Company's proprietary processes in the manufacturing of GRADIUM glass. These costs were not recurring. The research department staff has increased to approximately 6 full time equivalents, however, several staff members are being charged to LightChip 100% and their costs are being reimbursed by the subsidiary. The focus of the development efforts has been to expand GRADIUM product lines to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, and the development of acrylic axial gradient material to extend the product range.

         Investment income decreased approximately $20,000 in 1998 due to the decrease in interest earned on temporary investments as cash levels declined. Interest expense was not significant in 1998 or 1997. The Company funded its portion of LightChip during 1998 and announced the hiring of LightChip's CEO. The Company has accounted for the investment in LightChip under the equity method and recognized a loss of $23,720 in 1998.

         Net loss of $1,764,290 in 1998 was an increase of $74,040 from 1997 due to increases in selling, general and administrative costs of $342,673 and the decrease in other income(expense) of $45,429 which are offset by improved gross margin of $99,583 and lower research and development costs of $214,479. Net loss applicable to common shareholders of $2,496,856 included additional charges of $623,225 for the imputed deemed dividend and $109,341 for the 8% preferred stock premium on the Series A and Series B Preferred stock. Basic net loss per share of $.88 was an increase of $.26 all of which was due to the imputed deemed dividend and the 8% preferred stock premium on the Series A and Series B Preferred Stock. The improved gross margin and reduced research and development expenses of $.14 were offset by increases in selling, general and administrative costs and the decrease in other income of $.14.

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


Financial Resources and Liquidity
---------------------------------

         LightPath had financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7,200,000. In July 1997 the Company completed a preferred stock private placement which generated net proceeds of approximately $1,600,000. Some of the Series A Preferred Stock investors entered into a second private placement in September 1997 which generated net proceeds of approximately $2,100,000 when completed on October 2, 1997. The Company intends to continue to explore additional funding opportunities in fiscal year 1998. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. The Company has budgeted operating and research cash requirements for fiscal 1998 at $3,000,000 which is comparable to the actual results for fiscal year 1997. Included in the cash requirements is $700,000 to continue its research and development efforts in fiscal year 1998. For the second quarter 1998, the Company expended less than the quarterly budget by approximately $65,000. For 1998, the Company has exceeded the fiscal budget by approximately $118,000. During fiscal 1998, the Company projects approximately $500,000 will be expended for capital equipment and patent protection. To date, actual expenditures were approximately $148,000. The majority of the capital expenditures during the quarter were for additional computers and equipment to expand its manufacturing facilities. The Company purchased its 51% share in LightChip for $23,720. LightChip completed $405,000 of bridge financing in December 1997 from a syndicated group of accredited investors and continues to seek a significant equity investment in LightChip in the second half of 1998.

         The Company believes that projected product sales and proceeds from the Series A and Series B Convertible Preferred Stock private placements will be sufficient to cover the fiscal 1998 operating and capital budget. The Company's capital requirements after such period will be satisfied by revenues generated from product sales. Such sales will depend on the extent that GRADIUM glass becomes commercially accepted and the success of the Company's sales program in generating sales sufficient to sustain its operations. Although lens sales for 1998 have increased seven times 1997 levels, there can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the existing investors.

         The Company has not been significantly impacted by inflation due to the nature of its product components and in prior years the Company was principally engaged in basic research and development. The Company does not believe that seasonality will have a significant impact on its business.

                          LightPath Technologies, Inc.



                                     PART II
                                     -------

Item 1.  Legal Proceedings

         There have been no material developments in any legal actions since the period reported as to in the Company's Form 10-KSB for the year ended June 30, 1997. LightPath is subject to various claims and lawsuits in the ordinary course of business, none of which are considered material to the Company's financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         The issuance of Series A and Series B Convertible Preferred Stock (collectively the "Preferred Stock") by the Company limits the rights of the Company's Common Stock in the following manner. Each share of Preferred Stock has a stated value and liquidation preference of $10,000, plus an 8% per annum premium. The holders of the Preferred Stock are not entitled to vote or to receive dividends. In the event of liquidation of the Company or a Liquidation Event (as defined in the Certificate of Designation) holders of the Preferred Stock are entitled to receive distributions prior to any distribution to holders of the Company's Common Stock. Conversion of the Preferred Stock could potentially have a material dilutive effect upon shares of Common stock outstanding at the time of such conversion. A full description of the rights and preferences of the Preferred Stock have been included in previous filings, Series A, Form 10KSB and Series B, Form 10QSB which are herein incorporated by reference.

         The Company completed the private placement which began June 30, 1997 for an aggregate of 180 shares of Series A Convertible Preferred Stock (the "Series A Stock") and 320,000 attached Class C warrants on July 25, 1997. Each share of Series A Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class C Warrant entitles the holder to purchase one share of Class A Common Stock at $5.63 per share at any time through July 2000. The gross amount received for the private placement of Series A Stock was $1,800,000, less placement fees and related expenses resulting in net proceeds of $1,586,454. In addition, the placement agent was granted 64,000 Class D warrants to purchase shares of the Company's Class A common stock at a price of $5.63 per share at any time through July 2002.

         The Company completed a private placement for an aggregate of 230 shares of Series B Convertible Preferred Stock (the "Series B Stock") and 317,788 attached Class E warrants on October 2, 1997. Each share of Series B Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $7.2375 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $7.24 per share at any time through September 2000. The gross amount received for the private placement of Series B Stock was $2,300,000, less placement fees and related expenses resulting in net proceeds of approximately $2,068,000. In addition, the placement agent was granted 47,668 Class F warrants to purchase shares of the Company's Class A common stock at a price of $7.24 per share at any time through September 2002.

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

Item 3.  Defaults Upon Senior Securities
         None

                          LightPath Technologies, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

         LightPath Technologies, Inc. conducted its regular 1997 Annual Meeting of Stockholders on October 13, 1997. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

                  1. Election of one Class II Director to hold office until the Annual Meeting of Stockholders in 1999 and his successor is elected and qualified. The election of Mr. Dr. Milton Klein as Class II Director of the Company was approved by the stockholders by a vote of 5,434,335 FOR and 8,483 ABSTENTIONS. The terms of the Company's Class I Directors, Leslie A. Danziger and Haydock H. Miller, Jr. and of its Class III Directors, Louis Leeburg continued after the date of the Annual Meeting.
                  2. Ratification of the selection of KPMG Peat Marwick LLP as independent accounts for the Company for the fiscal year ending June 30, 1998 was approved by the stockholders by a vote of 5,537,814 FOR, 47,473 AGAINST and 2,468
                      ABSTENTIONS.
                  3. Ratification of the proposal to increase the number of shares of Common Stock which may be issued upon exercise of options granted under the Company's 1992 Omnibus Incentive Plan from 325,000 to 1,825,000 was approved by the stockholders by a vote of 3,767,817 FOR, 468,812 AGAINST, 88,109 ABSTENTIONS and 1,434,350 BROKER NON-VOTES.
                  4. Ratification of the proposal to amend the Company's Certificate of Incorporation to extend the amount of time by which the Company must meet the performance thresholds for holders of Class E-2 and Class E-3 Common Stock to convert such shares into Class A Common Stock was approved by the Class A stockholders by a vote of 944,107 FOR, 25,714 AGAINST and 19,324 ABSTENTIONS. The Class A and Class E shareholders approved the proposal by a vote of 4,142,141FOR, 82,672 AGAINST and 42,165 ABSTENTIONS. There were 1,434,350 BROKER NON-VOTES for this proposal.

Item 5.  Other Information

         D.H. Blair & Co., Inc., ("Blair & Co.") is a selling group member which distributed a substantial portion of the Company's original IPO Units. Blair & Co. currently makes a market in the Company's securities. On January 9, 1998 Blair & Co. announced that its brokerage service assets would be acquired by Barington Capital Group L.P. , a New York investment bank. The Company is unable to determine what impact, if any, such acquisition will have upon the Company's securities.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
                  Exhibit 3.4 - Certificate of  Designation filed  July 9,  1997 with the
                  Secretary of State of the State of Delaware                                         2
                  Exhibit 3.1 - Certificate of Designation as amended filed November 13, 1997
                  with the Secretary of State of Delaware                                             3
                  Exhibit 11 - Computation of Net Loss Per Share                                      1
                  Exhibit 27 - Financial Data Schedule                                                1
1.    Filed herewith.
2.    The exhibit was filed as an exhibit to the Company's Form 10KSB dated September 2, 1997 and is incorporated herein.
3.    The exhibit was filed as an exhibit to the Company's Form 10QSB dated November 12, 1997 and is incorporated herein.

b)    No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended December 31, 1997.

                          LightPath Technologies, Inc.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                               LIGHTPATH TECHNOLOGIES, INC.



                                     By: /s/ Donald Lawson     January 23, 1998
                                        ---------------------------------------
                                             Donald Lawson           Date
                                             President and Treasurer