Form 10QSB
period 1998-03-31
LIGHTPATH TECHNOLOGIES INC
filed 1998-05-11
CIK 889971

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

                  For the quarterly period ended March 31, 1998

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

Common Stock, Class A, $.01 par value                           3,274,249 shares
Common Stock, Class E-1, $.01 par value                         1,481,584 shares
Common Stock, Class E-2, $.01 par value                         1,481,584 shares
Common Stock, Class E-3, $.01 par value                           987,715 shares
---------------------------------------                           --------------
Class                                              Outstanding at April 30, 1998
================================================================================

                          LightPath Technologies, Inc.
                                    Form 10-Q

                                      Index

Item                                                                        Page
----                                                                        ----

Part I   Financial information

         Balance Sheets                                                     2
         Statements of Operations                                           3
         Statements of Cash Flows                                           4
         Notes to Financial Statements                                      5
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

Part II  Other information

         Legal Proceedings                                                  13
         Changes in Securities and Use of Proceeds                          13
         Defaults Upon Senior Securities                                    14
         Submission of Matters to a Vote of Security Holders                14
         Other Information                                                  14
         Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  15

                          LightPath Technologies, Inc.
                                 Balance Sheets

                                                                        March 31,       June 30,
                                                                          1998            1997
                                                                      ----------------------------
Unaudited
Assets
Current assets:
  Cash and cash equivalents                                           $  5,041,881    $    993,505
  Trade accounts receivable                                                170,883         167,258
  Inventories                                                              433,535         251,914
  Advances to employees                                                     29,566           2,865
  Due from related parties                                                  16,306            --
  Prepaid expenses and other                                                40,450          38,604
                                                                      ----------------------------
Total current assets                                                     5,732,621       1,454,146

Property and equipment - net                                               738,748         764,897
Intangible assets - net                                                    509,544         490,272
Investment in LightChip, Inc. (Note 4)                                        --              --
                                                                      ------------    ------------
Total assets                                                          $  6,980,913    $  2,709,315
                                                                      ============================

Liabilities and Stockholders' Equity Current liabilities:
  Accounts payable and accrued liabilities                            $    150,876    $    325,571
  Accrued payroll and benefits                                             244,095         255,878
                                                                      ----------------------------
Total current liabilities                                                  394,971         581,449

Note payable to stockholder                                                 30,000          30,000

Redeemable common stock:
  Class E-1 - performance based and redeemable common stock
   1,481,584 and 1,449,942, shares issued and outstanding at March
   31, 1998 and June 30, 1997, respectively                                 14,816          14,499
  Class E-2 - performance based and redeemable common stock
   1,481,584 and 1,449,942 shares issued and outstanding at March
   31, 1998 and June 30, 1997, respectively                                 14,816          14,499
  Class E-3 - performance based and redeemable common stock
   987,715 and 966,621, issued and outstanding at March
   31, 1998 and June 30, 1997, respectively                                  9,878           9,666

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
   Series A convertible shares, 49 and 45 issued and outstanding at
   March 31, 1998 and June 30, 1997, respectively,
   Series B convertible shares, 154 and 0 issued and outstanding at
   March 31, 1998 and June 30, 1997, respectively
   Series C convertible shares, 375 and 0 issued and outstanding at
   March 31, 1998 and June 30, 1997, respectively
   $5,780,000 liquidation preference                                             6               1
  Common stock:
   Class A, $.01 par value; 34,500,000 shares authorized, voting
    3,236,434 and 2,766,185, shares issued and outstanding at March
    31, 1998 and June 30, 1997, respectively                                32,364          27,662
   Additional paid-in capital                                           26,360,534      19,244,055
   Accumulated deficit                                                 (19,876,472)    (17,212,516)
                                                                      ----------------------------
Total stockholders' equity                                               6,516,432       2,059,202
                                                                      ============================
Total liabilities and stockholders' equity                            $  6,980,913    $  2,709,315
                                                                      ============================

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Operations

                                            Three Months Ended              Nine Months Ended
                                                  March 31,                      March 31,
 Unaudited                                   1998           1997           1998           1997
                                         --------------------------------------------------------
Revenues
   Product development fees              $    10,000    $   306,000    $   110,515    $   419,153
   Lenses and other                          113,963         74,959        385,651        113,440
                                         --------------------------------------------------------
Total revenues                               123,963        380,959        496,166        532,593

Costs and expenses
   Cost of goods sold                         71,419         60,148        222,728         90,471
   Selling, general and administrative       883,178        790,882      2,572,131      2,137,162
   Research and development                  122,651        201,928        447,479        741,235
                                         --------------------------------------------------------
Total costs and expenses                   1,077,248      1,052,958      3,242,338      2,968,868
                                         --------------------------------------------------------
Operating loss                              (953,285)      (671,999)    (2,746,172)    (2,436,275)

Other income(expense)
   Investment income                          54,877         22,065        110,098         97,664
   Interest expense                           (1,258)        (1,171)        (4,162)        (2,744)
   Equity in loss of
   LightChip, Inc.(Note 4)                      --             --          (23,720)          --
                                         --------------------------------------------------------
Net loss                                 $  (899,666)   $  (651,105)   $(2,663,956)   $(2,341,355)
                                         ========================================================
Net loss applicable to common
   shareholders (Note 5)                 $(1,429,878)   $  (651,105)   $(3,926,735)   $(2,341,355)
                                         ========================================================

Basic net loss per share (Note 5)        $      (.46)   $      (.24)   $     (1.34)   $      (.85)
                                         ========================================================

Number of shares used in per share
   calculation                             3,080,463      2,764,338      2,916,691      2,751,623
                                         ========================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Cash Flows

                                                                Nine Months Ended
                                                                     March 31,
Unaudited                                                       1998           1997
                                                            --------------------------
Operating activities
Net loss                                                    $(2,663,956)   $(2,341,355)
Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                              199,420        134,139
     Services provided for common stock                          27,489        252,509
     Equity in loss of LightChip, Inc.                           23,720           --
   Changes in operating assets and liabilities:
      Receivable, advances to employees, related parties        (46,632)      (318,892)
      Inventories                                              (181,621)      (154,300)
      Prepaid expenses and other                                 (1,846)         5,670
      Accounts payable and accrued expenses                    (186,478)        19,246
                                                            --------------------------
Net cash used in operating activities                        (2,829,904)    (2,402,983)
Cash flows from investing activities
Property and equipment additions                               (162,134)      (460,856)
Costs incurred in acquiring patents                             (30,409)       (71,917)
Investment in LightChip, Inc.                                   (23,720)          --
                                                            --------------------------
Net cash used in investing activities                          (216,263)      (532,773)
Cash flows from financing activities
Proceeds from sales of Convertible Series A, Series B and
 Series C preferred stock, net                                6,802,576           --
Proceeds from exercise of common stock options                  291,967           --
Repurchase of common stock                                         --         (100,000)
                                                            --------------------------
Net cash provided by (used in) financing activities           7,094,543       (100,000)
                                                            --------------------------
Net increase (decrease) in cash and cash equivalents          4,048,376     (3,035,756)
Cash and cash equivalents at beginning of period                993,505      4,335,133
                                                            ==========================
Cash and cash equivalents at end of period                  $ 5,041,881    $ 1,299,377
                                                            ==========================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                    $    27,489    $   252,509
Class E common stock issued                                 $       846           --

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

GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems and enabling technology for emerging markets such as optoelectronics and telecommunications.

1. Summary of Significant Accounting Matters

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 1997, as filed with the Securities and Exchange Commission on September 11, 1997.

The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month and nine month periods ended March 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


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

2.     Inventories

The components of inventories include the following:
                                                      March 31,
                                                        1998

                 Finished goods and work in process   $318,981
                 Raw materials                         114,554
                                                      --------
                 Total inventories                    $433,535
                                                      ========

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

3.   Stockholders' Equity

Authorized 5,000,000 shares of preferred stock; no par value. In June 1997, the Board of Directors designated 250 shares as Series A Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 180 shares of Series A Preferred Stock totaling $1,800,000, less issuance costs of approximately $204,000, resulting in net proceeds of approximately $1,596,000 by the final closing date, July 25, 1997. In September 1997, the Board of Directors designated 300 shares as Series B Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 230 shares of Series B Preferred Stock totaling $2,300,000, less issuance costs of approximately $232,000 resulting in net proceeds of approximately $2,068,000 by the final closing date, October 2, 1997. In January 1998, the Board of Directors designated 500 shares as Series C Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 375 shares of Series C Preferred Stock totaling $3,750,000, less issuance costs of approximately $215,000 resulting in net proceeds of approximately $3,535,000 by the final closing date, February 9, 1998.


The Series A, Series B and the Series C Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible into Class A common stock at the option of the holder, with volume limitations during the first 9 months after the respective final closing date, based on its stated value at the conversion date divided by a conversion price. Approximately 680,500 shares of Class A Common Stock was issued upon the conversion of 131 shares of Series A Preferred Stock and 76 shares of Series B Preferred Stock during the nine month period ending March 31, 1998. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in each of the Series A, Series B and Series C Preferred Stock is recognized as an imputed deemed dividend in the amount of $318,200, $406,700, and $661,800, respectively, reducing income available to common shareholders on a pro rata basis from the date of issuance to the first date that conversion can occur.

Designations, rights, and preferences related to the remaining preferred stock may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

Approximately 35,000 shares of Class A Common Stock were issued upon the conversion of 132,139 Class C and Class D warrants during the nine month period ending March 31, 1998. Class E and F, and Class G and H warrants were issued in connection with the private placements of the Series B Convertible Preferred Stock which was completed by October 2, 1997 and the Series C Preferred Stock issued on February 9, 1998 respectively. A total of 317,788 Class E warrants were granted to the Series B preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $7.24 until September 2000. A total of 47,668 Class F warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as $7.24. The Company registered the resale of the Class A common stock underlying the Series B Preferred Stock and the Class E and Class F warrants on Form S-3 which became effective November 13, 1997. A total of 337,078 Class G warrants were granted to the Series C preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $6.68 until February 2000. A total of 58,427 Class H warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as $6.68. The Company registered the resale of the Class A common stock underlying the Series C Preferred Stock and the Class G and Class H warrants on Form S-3 which became effective March 31, 1998.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Unaudited

4.    Investment in LightChip, Inc.

The Company applied the equity method of accounting for its investment in LightChip, Inc. until its share of net losses reduced the investment to zero. The Company shall resume applying the equity method once the Company's share of net income equals the share of net losses not recognized during the period the equity method was suspended.

5.    Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share is not presented as the effect was antidilutive for the assumed conversion at March 31, 1998 of the following outstanding securities approximately: Class A options 832,075, private placement warrants 1,030,165, IPO warrants 2,679,000 and 2,570,000 Class A shares reserved for the convertible preferred stock. However, the eight percent premium earned by the preferred shareholders was added to the net loss for computation purposes increasing the net loss per common share by $.03 and $.07, respectively, for the three month and nine month periods ending March 31, 1998. In addition, net loss applicable to common shareholders was increased by an imputed deemed dividend in the amount of $432,575 or $.14 per share, and $1,055,800 or $.36 per share, respectively, for the three months and nine months ended March 31, 1998. The imputed deemed dividend resulted from a discount provision included in the Series A Preferred Stock issued on July 25, 1997, the Series B Preferred Stock issued on October 2, 1997 and the Series C Preferred Stock issued on February 9, 1998. The remaining unamortized imputed deemed dividend of $330,900 from the Series C Preferred Stock will be recognized in the fourth quarter.

                                                Three Months Ended                           Nine Months Ended
                                                March 31,                                    March 31,
                                             ---------------------------------------------------------------------------------------

                                                Income          Shares       Per Share       Income          Shares        Per Share
                                             (Numerator)    (Denominator)      Amount     (Numerator)     (Denominator)     Amount
                                             ------------- ----------------- ----------- --------------- ---------------- ----------
1998
----
Net loss                                       $(899,666)                      $(.29)      $(2,663,956)                     $(.91)
Less:    Preferred Stock Premium                 (97,637)                      $(.03)         (206,979)                     $(.07)
         Imputed dividend on Series A,          (432,575)                      $(.14)       (1,055,800)                     $(.36)
         Series B and Series C Preferred Stock
Basic EPS
Net loss applicable to common shareholders   $(1,429,878)     3,080,463        $(.46)      $(3,926,735)     2,916,691       $(1.34)

1997
----
Net loss                                       $(651,105)                      $(.24)      $(2,341,355)                     $(.85)
Basic EPS
Net loss applicable to common shareholders     $(651,105)     2,764,338        $(.24)      $(2,341,355)     2,751,623       $(.85)

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


Results of Operations
---------------------

         The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early state of development, the need for additional financing, intense competition in various aspects of its business and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

Three months ended March 31, 1998,("1998") compared with three months ended March 31,1997,("1997")

         Revenues totaled $123,963 for the third quarter of 1998, a decrease of approximately $257,000 or 67% from 1997. The decrease was attributable to a decrease of $296,000 in product development/license fees, which was offset by an increase of $39,000 in lens sales. The Company's increase in lens sales is primarily due to sales in the lasers and distributors markets. The Company's decrease in product development/license fees was due to the 1997 receipt of $200,000 license fee from Karl Storz. The start up phase of the license expires in the fourth quarter of 1998 at which time the Company anticipates entering into the production phase of the agreement with Karl Storz. The endoscope lenses provided to Karl Storz during the second quarter of 1998 have been under field test. The remaining decrease in development/license fees is due to a reduction in government funded projects as the Company's solar contract concluded at the end of the second quarter of 1998. The government has recommended the satellite solar concentrator be presented directly to the private sector for commercialization. DR Technologies, US Air Force Research Laboratory and the Company, will make a joint presentation on the solar concentrator to interested private sector representatives during May 1998. The Company received a $10,000 licensing fee extension from CHUGAI BOYEKI (AMERICA) CORP. "CBC", which is a wholly-owned subsidiary of CHUGAI BOYEKI CO., Ltd., for the exclusive right to use GRADIUM glass in CBC product lines. The original option expired on March 31, 1998, and CBC requested a 60 day extension, at which time CBC will have the right to engage in a long-term license and purchase agreement with LightPath. The Company provided The Fuji Photo Optical Co., Ltd. ("Fuji"), which is a subsidiary of Fuji Photo Film Co., GRADIUM profiles under the terms of an exclusive agreement whereby Fuji will evaluate the lenses in its TV broadcast systems. The initial agreement expired in November 1997, however, Fuji requested an extension to the agreement for the evaluation of another glass profile which the Company provided them in December 1997 for an additional fee of $25,000. The current extension expired in late April 1998, at which time Fuji has the right to engage in a long-term license and purchase agreement with LightPath. The Company is in negotiations with Fuji concerning the future of this agreement. At March 31, 1998, a backlog of $160,000 existed for lens sales.

         During the 1998 quarter the Company completed an internal evaluation of its sales and marketing plan, both in terms of the short term and the long term potential of its products and the target markets. The purpose of the evaluation was to determine which emerging markets such as optoelectronics, photonics and solar have the greatest potential to utilize GRADIUM glass and the method to expand the Company's presence in traditional optics markets. Customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, (specifically in the areas of telecommunications), the unique properties of GRADIUM glass and advances made by the Company's subsidiary, LightChip, Inc. ("LightChip"), led the Company to further develop its strategy for optoelectronic products. GRADIUM glass is the enabling material which the Company's believes will provide the Company's optoelectronics products competitive advantages. Further research for glass profiles is not required as our initial product line utilizes lenses currently produced. Future engineering efforts to develop prototypes for the Company's product line will be incurred. During the quarter the Company developed its first passive optoelectronic product which was demonstrated at the Optical Fiber Conference ("OFC") in February, a single mode fiber collimator. The Company is offering two current product levels, the collimating lens and the single mode fiber collimator (SMF). The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. A large beam collimator has been delivered for testing to a potential customer and a prototype design of a high performance SMF will be available in the first quarter of fiscal 1999.

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in optoelectronics will equal or exceed the margins historically experienced in the traditional optics markets. The SMF prototype will be the foundation for optoelectronic products which the Company intends to market to the fiber telecommunications and optics industry, which is projected to generate $10 billion in gross sales by the year 2000. The Company will continue to serve traditional optics and pursue opportunities within the solar industry, but the Company intends to devote its resources and focus to the fiber telecommunications and optoelectronics markets.

         Cost of sales during the third quarter of 1998 was 63% of product sales, a decrease from the third quarter of 1997 when cost of sales equaled 80% of product sales. The decrease was primarily due to reductions in outside finishing expenses and more efficient production techniques. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production could be decreased further. Administrative costs increased $92,296, or 12% from 1997, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas. Research and development costs decreased $79,277 in 1998 versus 1997. Several members of the research department staff have been dedicated to work on LightChip projects and a portion of their costs are being reimbursed by the subsidiary.

         Investment income increased approximately $33,000 in 1998 due to an increase in funds from the February private placement. Interest expense was not significant in 1998 or 1997.

         Net loss of $899,666 in 1998 was an increase of $248,561 from 1997 due to the $200,000 decrease in license fees and an additional $68,267 reduction in gross margin and increases in selling, general and administrative and research and development costs of $13,019 offset by an increase in other income(expense) of $32,725. Net loss applicable to common shareholders of $1,429,878 included additional charges of $432,575 for the imputed deemed dividend and $97,637 for the 8% preferred stock premium attributable to the Series A, Series B and Series C Preferred Stock. Basic net loss per share of $.46 was an increase of $.22 of which $.17 was due to the imputed deemed dividend and the 8% preferred stock premium on the Series A, Series B and Series C Preferred Stock and the remaining $.05 increase was due to reduced gross margin and a net increase in selling, general and administrative costs, and research and development expenses of $.06 and a increase in other income of $.01.

Nine months ended March 31, 1998,("1998") compared with nine months ended March 31,1997,("1997")

         Revenues totaled $496,166 for 1998, a decrease of approximately $36,000 or 7% over 1997. The decrease was attributable to a decrease of $309,000 in product development/license fees offset by an increase of $273,000 in lens sales. The Company's increase in lens sales is primarily due to sales for lasers, distributors and wafer chip inspection markets. During the first quarter of 1998, the Company filled a production order from Karl Storz for 500 lenses and anticipates more significant production orders in 1998 after they have evaluated their product. In addition, the Company received a production order for $80,000 in catalog lenses from a U.S. distributor for their international catalog. During the third quarter of 1997, the Company received a $200,000 license fee from Karl Storz, which expires in the fourth quarter of 1998, which fee is the primary reason for the decline in nine month product development/license fees. During the second and third quarters of 1998, the Company entered into an evaluation option with CBC for $40,000 which expires June 30, 1998. The Company is in negotiations with Fuji concerning their contract extension with expired in late April 1998. Revenues for government funded subcontracts in the area of solar energy totaled $68,000 for 1998 versus $180,000 in l997. This billing concludes phase 2 funding for the solar energy subcontract. The government has recommended that phase 3 funding is not required for this project, as in its opinion, the product is ready for commercialization. The Company has submitted several additional funding requests to the U.S. government for solar and optoelectronic projects, none of which have been awarded as of this date. At March 31, 1998, a backlog of $160,000 existed for lens sales.

         The Company continues to work with a number of OEM's towards the completion of projects which may result in production orders for LightPath. The Company formalized relationships with four additional foreign distributors in 1998 bringing its total to eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new markets for GRADIUM in their countries primarily in the area of sales into the YAG laser market. The first quarter of 1998 saw the addition of a Vice President of Marketing and Sales whose responsibility is to expand the Company's presence in traditional optics and develop emerging markets such as optoelectronics, photonics and solar. Product development in the area of optoelectronics during the third quarter lead to the first passive optoelectronic product which was

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


demonstrated at the OFC conference in February, a single mode fiber collimator. The development of these products is anticipated to facilitate the Company's presence as a leader in this emerging telecommunications optoelectronics market place which is projected to exceed $10 billion in gross sales by the year 2000. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

          Cost of sales during the nine month period of fiscal year 1998 was 58% of product sales, a significant decrease from the nine month period of fiscal year 1997, when cost of sales was 80% of product sales. The decrease was primarily due to reductions in outside finishing expenses and more efficient production techniques. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production could be decreased further. Administrative costs increased $434,969, or 20% from 1997, primarily due to the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas. The Company's public awareness campaign, through print advertising, web site and trade shows continues to generate inquiries. Research and development costs decreased $293,756 in 1998 versus 1997. During 1997, the Company issued shares of Class A Common Stock valued at approximately $238,000 to perform a benchmarking and prediction analysis of technologies related to the Company's proprietary processes in the manufacturing of GRADIUM glass. These costs were not recurring. Several of the research department staff are being charged to LightChip and a portion of their costs are being reimbursed by the subsidiary. The focus of the development efforts has been to expand GRADIUM product lines to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, and the development of acrylic axial gradient material to extend the product range.

         Investment income increased approximately $12,000 in 1998 due to the increase in interest earned on temporary investments as cash levels increased due to the February private placement. Interest expense was not significant in 1998 or 1997. The Company funded its portion of LightChip during 1998 and announced the hiring of LightChip's CEO. The Company has accounted for the investment in LightChip under the equity method and recognized a loss of $23,720 in 1998.

         Net loss of $2,663,956 in 1998 was an increase of $322,601 from 1997 due to decrease in gross margin of $168,684 of which $200,000 is directly attributable to the Karl Storz license fee) and an increases in selling, general and administrative costs of $434,969 which are offset by lower research and development costs of $293,756 and the increase in other income(expense) of $11,016. Net loss applicable to common shareholders of $3,926,735 included additional charges of $1,055,800 for the imputed deemed dividend and $206,979 for the 8% premium on the Preferred stock. Basic net loss per share of $1.34 was an increase of $.49 of which $.43 was due to the imputed deemed dividend and the 8% premium on the Preferred Stock.

Financial Resources and Liquidity
---------------------------------

         LightPath had previously financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7,200,000. In July 1997, the Company completed a preferred stock private placement which generated net proceeds of approximately $1,596,000. Some of the Series A Preferred Stock investors entered into two additional private placements, the Series B Preferred Stock which generated net proceeds of approximately $2,068,000 when completed on October 2, 1997 and the Series C Preferred Stock which generated net proceeds of approximately $3,535,000 when completed on February 9, 1998. The Company intends to continue to explore additional funding opportunities in fiscal year 1998. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. The Company has budgeted operating and research cash requirements for fiscal 1998 at $3,000,000 which is comparable to the actual results for fiscal year 1997. Included in the cash requirements is $700,000 to continue the Company's research and development efforts in fiscal year 1998. For the third quarter 1998, the Company exceeded its quarterly budget by approximately $75,000. For the year to date in 1998, the Company has exceeded the fiscal budget by approximately $140,000. During fiscal 1998, the Company projects approximately $500,000 will be expended for capital equipment and patent protection. To date, actual expenditures were approximately $192,000 and commitments for $250,000 are outstanding. The majority of the capital expenditures during the quarter were for additional computers and equipment to expand its manufacturing facilities. The Company purchased its 51% share in LightChip for $23,720. LightChip completed $590,000 of bridge financing in March 1998 from a syndicated group of accredited investors. Additional bridge loan financing of $500,000 is

                          LightPath Technologies, Inc.
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


being sought in the fourth quarter although LightChip does not currently have any commitments to provide such financing. LightChip is currently making presentations to obtain a significant equity investment in LightChip by year end or the first quarter of fiscal 1999.

         The Company believes that projected product sales and proceeds from the Series A and Series B Convertible Preferred Stock private placements will be sufficient to cover the fiscal 1998 operating and capital budget. Funds from the Series C Convertible Preferred Stock are planned to provide working capital into fiscal 1999 and the facilitation of a more rapid entrance into optoelectronics development and sales. The Company intends to satisfy its capital requirements by revenues generated from projected future product sales. Such sales will depend on the extent that GRADIUM glass becomes commercially accepted and the success of the Company's sales program in generating sales sufficient to sustain its operations. Although lens sales for 1998 have increased 3.4 times 1997 levels, there can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the existing investors.

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

Item 2.  Changes in Securities and Use of Proceeds

         The issuance of Series A, Series B and Series C Convertible Preferred Stock (collectively the "Preferred Stock") by the Company limits the rights of the Company's Common Stock in the following manner. Each share of Preferred Stock has a stated value and liquidation preference of $10,000, plus an 8% per annum premium. The holders of the Preferred Stock are not entitled to vote or to receive dividends. In the event of liquidation of the Company or a Liquidation Event (as defined in the Certificate of Designation) holders of the Preferred Stock are entitled to receive distributions prior to any distribution to holders of the Company's Common Stock. Conversion of the Preferred Stock could potentially have a material dilutive effect upon shares of Common stock outstanding at the time of such conversion. A full description of the rights and preferences of the Preferred Stock have been included in previous filings as follows: Series A - Form 10KSB, Series B - Form 10QSB dated December 31, 1997 and Series C - Form S-3 dated March 31, 1998.

         The Company completed the private placement which began June 30, 1997 for an aggregate of 180 shares of Series A Convertible Preferred Stock (the "Series A Stock") and 320,000 attached Class C warrants on July 25, 1997. Each share of Series A Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class C Warrant entitles the holder to purchase one share of Class A Common Stock at $5.63 per share at any time through July 2000. The gross amount received for the private placement of Series A Stock was $1,800,000, less placement fees and related expenses resulting in net proceeds of approximately $1,596,000. In addition, the placement agent was granted 64,000 Class D warrants to purchase shares of the Company's Class A common stock at a price of $5.63 per share at any time through July 2002.

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

         The Company completed a private placement for an aggregate of 375 shares of Series C Convertible Preferred Stock (the "Series C Stock") and 337,078 attached Class G warrants on February 9, 1998. Each share of Series C Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $6.675 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion

                          LightPath Technologies, Inc.


date. Each Class G Warrant entitles the holder to purchase one share of Class A Common Stock at $6.68 per share at any time through February 2001. The gross amount received for the private placement of Series C Stock was $3,750,000, less placement fees and related expenses resulting in net proceeds of approximately $3,535,000. In addition, the placement agent was granted 58,427 Class H warrants to purchase shares of the Company's Class A common stock at a price of $6.68 per share at any time through February 2003.

         All of the Preferred Stock, Class C, Class D, Class E, Class F, Class G and Class H Warrants were issued to accredited investors in private placements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Restrictions have been imposed on the resale of such securities, including the placement of legends thereon noting such restrictions, and written disclosure of such restrictions was made prior to issuance of the securities.

         On February 25, 1998, the Board of Directors of LightPath Technologies, Inc. (the "Company") declared a dividend distribution of a right to purchase (a "Right") one share of Series D Participating Preferred Stock for each outstanding share of Class A Common Stock, $0.01 par value (the "Common Shares"), of the Company. The dividend became payable on May 1, 1998 (the "Record Date") to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Participating Preferred Stock, $.01 par value, of the Company (the "Preferred Shares"), subject to adjustment, at a price of $35.00 per share, subject to adjustment (the "Purchase Price") following the occurrence of certain events. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of May 1, 1998 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"). A copy of the Rights Agreement, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock to be provided to stockholders of the Company, was attached as Exhibit 1 to the Company's Registration Statement filed on Form 8-A, dated April 28, 1998.

Item 3.  Defaults Upon Senior Securities
         None
Item 4.  Submission of Matters to a Vote of Security Holders
         None.
Item 5.  Other Information

         Effective  April  18,  1998,  Donald  E.  Lawson,  President  and Chief
Operating Officer of LightPath Technologies, Inc. was promoted by the Board of Directors to President and Chief Executive Officer. Leslie A. Danziger, LightPath's inventor of GRADIUM glass, served as Founder and Chief Executive Officer until the promotion of Mr. Lawson, will continue to serve as Chairwoman of the Board of Directors. In that full-time role, she will focus on the expansion of LightPath's patented GRADIUM technology into telecommunications and other high-growth, high-margin applications, and on the development of strategic relationships with key customers and the financial community.

         D.H. Blair & Co., Inc., ("Blair & Co.") is a selling group member which distributed a substantial portion of the Company's original IPO Units. Until February 1998, Blair & Co. made a market in the Company's securities. On January 9, 1998, Blair & Co. announced that its brokerage service assets would be acquired by Barington Capital Group L.P. , a New York investment bank. In February 1998, the transaction was completed. The Company has not noted any adverse impact of the acquisition on the Company's securities to date, however the Company is unable to determine what future impact, if any, such acquisition may have upon the Company's securities.

                          LightPath Technologies, Inc.


Item 6.  Exhibits and Reports on Form 8-K
a)    Exhibits

                  Exhibit  3 - Certificate of Designation for Series C Preferred Stock          1
                  Exhibit 11 - Computation of Net Loss Per Share                                2
                  Exhibit 27 - Financial Data Schedule                                          2

1. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-3 (File No: 333-47905) dated March 13, 1998 and are incorporated herein.
2. Filed herewith.

b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                             LIGHTPATH TECHNOLOGIES, INC.



                                             By: /s/ Donald Lawson May 11, 1998
                                                 ------------------------------
                                                       Donald Lawson       Date
                                                        Chief Executive Officer
                                       15