Form 10KSB40
period 1998-06-30
LIGHTPATH TECHNOLOGIES INC
filed 1998-09-17
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                               __________________

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the fiscal year ended June 30, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE REPORT OF 1934
           For the transition period from ___________ to ____________
                        Commission file number 000-27548

                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                             86-0708398
(State or  other jurisdiction of                                                     I.R.S. Employer
incorporation or organization)                                                       (Identification No)

6820 Academy Parkway East, NE                     HTTP://WWW.LIGHT.NET               87109
Albuquerque, New Mexico                           --------------------               (ZIP Code)
(Address of principal executive offices)


                             Registrant's telephone number, including area code:
                                                (505)342-1100

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Class A Common stock, $.01 par value, Units,
                                                             --------------------------------------------
                                                             Class A Warrants and Class B Warrants
                                                             -------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The registrant's operating revenue for its most recent fiscal year. $758,232

         The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the Nasdaq SmallCap Market, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $14,443,000 on August 17, 1998.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                  3,427,656 shares
Common Stock, Class E-1, $.01 par value                1,490,311 shares
Common Stock, Class E-2, $.01 par value                1,490,311 shares
Common Stock, Class E-3, $.01 par value                 993,533 shares
---------------------------------------          -------------------------------
Class                                            Outstanding at August  17, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                          LightPath Technologies, Inc.
                                   Form 10-KSB

                                      Index

          Item                                                              Page
          ----                                                              ----

Part I
          Description of Business                                             2
          Description of Property                                            13
          Legal Proceedings                                                  13
          Submission of Matters to a Vote of Security Holders                13


Part II
          Market for Common Equity and Related Stockholder Matters           14
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15
          Financial Statements                                               19
          Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         19


Part III

          Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                20
          Executive Compensation                                             22
          Security Ownership of Certain Beneficial Owners and Management     22
          Certain Relationships and Related Transactions                     22
          Exhibits and Reports on Form 8-K                                   23

Index to Financial Statements                                               F-1

Signatures                                                                   24

                                     PART I


Item 1.  Description of Business.

General

         LightPath Technologies, Inc. ("LightPath" or the "Company") produces GRADIUM(R) glass, utilizes other optical materials to manipulate light and performs research and development for optical solutions in the fiber telecommunications and traditional optics markets. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element conventional lens systems. The Company believes that GRADIUM glass lenses provide advantages over conventional lenses for certain applications. By reducing optical aberrations, the Company believes that GRADIUM glass lenses can provide sharper images, higher resolution, less image distortion, a wider usable field of view and a smaller focal spot size. By reducing the number of lenses in an optical system, the Company believes that GRADIUM glass can provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller product. While the Company believes that other researchers have sought to produce optical quality lens material with the properties of GRADIUM glass, the Company is not aware of any other person or firm that has developed a repeatable manufacturing process for producing such material on a prescribable basis. LightPath has been issued fourteen patents for GRADIUM glass products and currently has numerous filed patent applications pending related to its GRADIUM glass materials composition, product design and fabrication processes for production. Additional patent applications have been filed for laser fusion techniques. The Company continues to develop new GRADIUM glass materials with various refractive index and dispersion profiles, whole value added lens systems for a variety of optical applications, and multiplexers, interconnects and cross-connects for the telecommunications field.

         LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership (the "Partnership"), formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation ("ISOTEC"), organized in 1985. The Company's initial objective in 1985 was to improve solar energy technology by creating an optical material that could efficiently bend light from varying angles in order to track the path of the sun across the sky. In 1987, the Company realized that its early discoveries had much broader application, and expanded its focus to imaging optics applications. On February 22, 1996, the Company completed an initial public offering ("IPO") of 1,840,000 units, each unit consisting of one share of Class A common stock, one Class A warrant and one Class B warrant at a price of $5.00 per unit. The IPO resulted in approximately $7.2 million of net proceeds, which were primarily used for working capital, manufacturing equipment and repayment of bridge loans. During fiscal year 1998, the Company completed three series of private placements of its Series A, B and C Preferred Stock generating approximately $7.85 million in gross proceeds, $7.2 million net of the offering costs. The preferred stock and associated warrants are convertible into Class A common stock at the option of the holder, for which 3,750,000 shares of Class A common have been stock reserved. The Company intends to use these proceeds for general corporate working capital purposes and the acquisition of equipment to accelerate the Company's development, marketing and sales of optoelectronic products. In June 1997, the Company entered into a one year joint venture agreement with Invention Machine Corp. to create LightChip, Inc. ("LightChip") of which the Company acquired 51% of the outstanding voting stock. During 1998, LightChip began operations as a development stage company which was funded by $46,000 from founding shareholders and $890,000 from convertible bridge loan financing. LightChip's business plan is to develop and manufacture wavelength division multiplexing (WDM) systems which utilize GRADIUM glass for use by telecommunication carriers, and network system integrators. Subsequent to June 30, 1998, LightChip issued phase one of $6.5 million of convertible preferred stock to AT&T Ventures and LightPath, converted $890,000 of existing debt to equity and received $510,000 from the exercise of warrants issued to debt holders, thereby reducing the Company's voting interest in LightChip below 25%.

         From its inception in 1985 until June 1996, the Company was classified as a development stage enterprise that engaged in basic research and development. During this stage the Company believes that most of its product sales were to persons evaluating the commercial application of GRADIUM glass or using the products for research and development. During fiscal year 1997, the Company's operational focus begin to shift to product development and sales. Numerous prototypes for production orders were completed. In addition, catalog sales of standard lens profiles were received. The Company also began to offer standard, computer-based profiles of GRADIUM glass that engineers use for product design. During fiscal 1998, sales of lenses to the traditional optics market continued with significant increases in sales of lenses used in the YAG laser market, catalog and distributor sales and lenses used in the wafer inspection markets. In fiscal year 1998, the Company also began to explore the development of products for emerging markets such as optoelectronics, photonics and solar due to the number of potential customers inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. Advances made by LightChip with WDM equipment, which utilizes GRADIUM glass, and the resolution of packaging and alignment issues by the Company, led the Company to develop a strategy in 1998 to enter the optoelectronic markets. See "Sales and Marketing - Optoelectronics and Fiber Telecommunications". The Company's first passive optoelectronic product, a single mode fiber collimator ("SMF"), was demonstrated in February 1998. The SMF is a key element in all fiber optic systems, including WDM equipment. The SMF straighten and make parallel, diverging light as it exits a fiber. The Company is now offering, and has delivered for testing to potential customers, two product levels, the collimating lens and the SMF. The Company believes that the optoelectronic market for these entry level products, which is estimated by some analysts to generate approximately $250 million in 1998 annual revenues, will be the base for significant future revenue growth for the Company.

         The current focus of the technology department's development efforts has been to expand application of GRADIUM products to the areas of multiplexers, interconnects and cross-connects for the telecommunications field, further refinement of the crown glass product line to supplement its existing flint products and further development of acrylic axial gradient material to extend the range of existing product applications. Over the past two years the flint GRADIUM glass family has been expanded to include crown glasses, titania silicate glasses and polymer materials. LightPath has most recently developed a process, for which a patent application has been filed, for splicing and polishing of optical glasses. LightPath's original process patent is for producing an optical quality material, GRADIUM glass, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular or "radial"). The GRADIUM glass designated curve is achieved by the controlled combination of multiple glass molecule densities. Moving forward through the GRADIUM material, each point along the light's pathway is slightly more dense than points just past, so the light is pulled into a sculpted curve using smooth "gravity" or density gradients frozen into the glass structure at the time of manufacturing. To accurately prescribe the most efficient profile curve that light should follow within the glass, LightPath has developed a set of proprietary software design tools. Using these tools, characteristics of the light, the material, the path's profile and the actual direction of the light upon leaving the glass can be precisely modeled. The Company can accurately measure and tolerance the profile within the glass and then measure the light's spot, focus or energy power when it hits its destination. GRADIUM glass lenses can be produced across a large diameter range (currently 1mm-100mm). Growth in the Company's manufacturing capabilities has lead to improved yield and automation making the goal of competitively priced GRADIUM glass and optoelectronic products a reality.


Business Strategy

         The Company believes that GRADIUM glass and other optical materials can potentially be marketed for use in most optics and optoelectronics products. During 1998, the Company has organized its internal organization and marketing focus with the intended purpose of serving two separate markets 1) optoelectronics and fiber telecommunications and 2) traditional optics (e.g. lasers, medical equipment, consumer optics etc.).


Optoelectronics and Fiber Telecommunications

         Optoelectronics technologies consist of an overlap of photonics and electronics and are key enablers of "Information Age" technologies, such as fiber optic communications, optical data storage,
laser   printers,   digital   imaging,   and  sensors  for  machine  vision  and
environmental monitoring. Prior to 1998, the Company targeted various optoelectronic industry market niches as potential purchasers of its GRADIUM glass products. During 1998, the Company began the development of products for the emerging optoelectronics markets, specifically in the areas of fiber telecommunications. Utilizing advances made by the Company's subsidiary,
LightChip, with WDM equipment and the Company's resolution of packaging and alignment issues, the Company demonstrated a passive optoelectronic product, the single mode fiber collimator (SMF). The SMF is a key element in all fiber optic systems, including WDM equipment. The SMF straighten and make parallel, diverging light as it exits a fiber. The SMF is the logical starting point for the Company's development of its new product line because it is a common-denominator in the assembly of higher value devices used in fiber communications such as Isolators and Optical Cross-Connects. The Company is now offering two product levels, the collimating lens and the SMF. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than competitive collimator products currently available in commercial quantities. Initial samples of the SMF, a large beam collimator and collimating lenses have been delivered for testing to potential customers. The development of these products is anticipated to facilitate the Company's presence as a leader in this telecommunications collimator market place, currently estimated to generate annual gross revenues of $250 million. The Company is currently developing additional GRADIUM glass optoelectronics products. Key strategic alliances with technology and marketing partners to design, build and sell next generation integrated components and devices may be considered by the Company in the future. However, the Company does not currently have any agreements to enter into any strategic alliances for this purpose.

         In June 1997, the Company announced it had joined with Invention Machine Corporation (IMC) to form a joint venture company, LightChip, Inc. (LightChip) to develop, manufacture and market the next generation of wavelength division multiplexing (WDM) systems for use by telecommunication carriers, CATV companies, local area networks (LAN) and wide area networks (WAN) system integrators. WDM systems are needed by the telecommunications industry to increase bandwidth due to ever increasing demands for information transmission. WDM serve as data "traffic cops" by combining multiple light streams from individual transmissions onto a single optical fiber. The Company formed LightChip in order to serve the growing WDM market, which some industry analysts have predicted to grow from $100 million in revenues in 1995 to $12 billion by 2005. During the first year of the joint venture, IMC provided their proprietary invention and engineering methodology software while the Company provided its GRADIUM glass technology and research and development capabilities to LightChip. In fiscal 1998, LightChip secured $890,000 in seed funding which was used to hire its President, develop its business plan, and develop its first free space WDM model. Once the business plan was compete LightChip began to meet with various venture capital funds to obtain equity financing sufficient to develop and market their first WDM products. LightChip has successfully demonstrated a WDM model and currently expects it will have prototypes available in early calendar 1999. In September 1998, LightChip issued phase one of $6.5 million of convertible preferred stock to AT&T Ventures and LightPath. In addition, the $890,000 of initial seed funding was converted from debt to equity and the debt holders exercised $510,000 in warrants. LightPath owned 51% of LightChip at June 30, 1998 and managed many of its administrative functions. Following the sale of convertible preferred stock, LightPath's voting interest fell below 25% and LightChip began to establish independent operations. LightPath will continue to provide services and license the use of GRADIUM glass to LightChip. LightPath anticipates revenue from LightChip due to the sale of GRADIUM glass for use in its WDM products. In addition, the value of the Company's investment in LightChip will increase in the future to the extent, if any, LightChip is able to successfully market its core WDM products, although there can be no assurances in this regard.

         During fiscal 1998, the Company worked under a joint development agreement with Eagle Optoelectronics to incorporate GRADIUM lenses into the new photonics market segment of point-to-point free space communications optics. These products are used in laser-to-laser communications to expand the bandwidth of LAN and WAN computer networks and satellite-to-satellite communications. Eagle's prototype tests demonstrated the ability of GRADIUM lenses to provide high quality data transmission over long distances. The Company has received orders from three customers for these unique optics and will continue to explore opportunities within this photonics market.

Traditional Optics

         The Company initially emphasized laser products because it believed GRADIUM lenses would have the greatest immediate commercial impact in laser products with the least initial investment. In fiscal 1998, the Company's lens sales increased 260% over fiscal 1997, with the majority of the increase from sales of lenses used by YAG lasers. Generally, optical designers can substitute GRADIUM glass components included in the Company's standard line for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, the Company believes and customers test results confirm that GRADIUM glass has the ability to improve the current standard of laser performance. One of the Company's distributors, Permanova Lasersystems AB of Sweden, completed a lengthy trial and testing period on GRADIUM YAG lenses which they qualified into systems produced by Rofin-Sinar GmbH, a major high-powered CO2 and YAG laser OEM headquartered in Germany. The Company's growth strategy is to increase its emphasis on key laser market niches and establish the necessary products and partnership alliances to sell into Europe and Asia as well as the U.S. market. During fiscal year 1998, the Company increased its established relationships with foreign distributors to eight plus a Silicon Valley manufacturer representative. The Company believes these distributors will enable it to establish and maintain a presence in foreign and domestic markets without further investment in this product area.

         In addition to laser applications, the Company, through its printed and Internet on-line catalog, offers a standard line of GRADIUM glass lenses for broad-based sales to optical designers developing particular systems for original equipment manufacturers ("OEMs") or in-house products. Because complex systems contain many optical components, and GRADIUM glass lenses can be utilized to reduce the number of lens elements in such systems, the Company believes that GRADIUM glass lenses can simplify the design and improve the performance of complex optical systems. However, design and production of an optical product is a lengthy process, and it could take years for producers to redesign complex optical systems using GRADIUM glass, reconfigure the product housing, re-engineer the assembly process and commence commercial quantity orders for GRADIUM glass components. Accordingly, the Company intends to focus its long-term marketing efforts on emerging industries, such as optoelectronics and fiber telecommunications, that are designing for next-generation optical systems, and performance driven industries, such as medical instruments, that are seeking to optimize performance of existing optical products.

         The Company believes OEM relationships may improve the Company's ability to develop more sophisticated technology development methods and products, although there can be no assurances in this regard. Through one of the Company's existing OEM relationships it is engaged in the development of prototype lenses for a leading manufacturer of endoscopes and wafer chip inspection. The Company will evaluate future OEM projects based on its assessment of the OEM's ability to fund the design effort for the project and the probability of an immediately favorable impact upon the Company's sales.

         As part of its marketing strategy, the Company has provided promotional and educational activities concerning GRADIUM glass intended to familiarize and educate optical engineers from the numerous, high performance optics markets with GRADIUM glass and its properties. The Company presently has six standard profiles of GRADIUM glass that engineers can use for product design, and is continuing to develop more profiles. The Company's existing GRADIUM glass profiles are compatible with established software design programs utilized by optical designers, enabling designers to integrate GRADIUM glass into their designs. While this enables designers to incorporate GRADIUM glass into their existing product design, the Company must increase familiarity with GRADIUM glass so that designers will incorporate GRADIUM glass in their original designs. If a standard GRADIUM glass profile is not suited for a specific design, LightPath may create a custom GRADIUM glass profile for the customer. The Company's objective is to educate optical designers, through the distribution of materials, that GRADIUM glass can provide them with additional flexibility and design freedom to create optical products more efficiently and with enhanced performance.

Sales and Marketing

               During fiscal 1998, the Company changed its primary marketing objectives from sales to foreign distributor markets, catalog and custom lenses or lens blanks to specific OEM customers, end-user product developers and manufacturers to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena. The narrowing of the product focus was a response to the Company's success in laser based products over the past two years and the opportunity in the emerging optoelectronics market where the Company believes it has two key advantages. First, the Company has been able to develop patentable processes with optical materials that provide product solutions. Second, the Company has developed packaging solutions to optoelectronic products. Combining these elements the Company believes it has the opportunity to enter into key optical telecommunication markets with products that are enabling and cost effective.

               The optics industry is characterized by extensive product diversity and varying levels of product maturity. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). Emerging technology markets require optics for the solutions to bandwidth and data transfer issues in the demand to achieve an all optical network. As a result, the market for the Company's products is highly segmented and no single marketing approach will allow the Company to access all available market segments. Accordingly, the Company will selectively focus in specific laser and optoelectronic niches that provide the best opportunity for market penetration. Although the same design constraints and technological shortcomings of conventional optical technology and materials restrict all optical products, the Company believes that its proprietary manufacturing processes as well as the high quality associated with GRADIUM glass results in a competitive advantage over other glass products currently available in the Company's targeted markets. Following is a discussion of the two target markets for the Company.

Optoelectronics and Fiber Telecommunications

               During fiscal 1997,  LightPath  entered into strategic  alliances with other companies in an effort to quickly enter into the optoelectronics markets. In February 1997, the Company contracted with a manufacturer representative in the Silicon Valley to work directly with local OEM's to increase its presence in the optoelectronics industry. In June 1997, the Company announced it had joined with Invention Machine Corporation (IMC) to form a joint venture company, LightChip, Inc. (LightChip) to develop, manufacture and market the next generation of WDM systems for use by telecommunication carriers, CATV companies, local area networks (LAN) and wide area networks (WAN) system integrators. LightChip will serve the growing WDM market, which some industry analysts predicted to grow from $100 million in revenues in 1995 to $12 billion by 2005. For one year IMC provided its proprietary invention and engineering methodology software while the Company provided its GRADIUM glass technology and research and development capabilities to LightChip. During 1998 LightChip received $890,000 in seed funding. In September 1998, LightChip issued phase one of $6.5 million of convertible preferred stock to AT&T Ventures and LightPath. In addition, the $890,000 of initial seed funding was converted from debt to equity and the debt holders exercised $510,000 in warrants. LightChip has successfully demonstrated a WDM model and currently expects it will have prototypes available in early 1999. LightPath owned 51% of LightChip at June 30, 1998 and managed many of its administrative functions. Following the sale of convertible preferred stock, LightPath's voting interest fell below 25% and LightChip began to establish independent operations. LightPath will continue to provide services and license the use of GRADIUM glass to LightChip. In 1997, with funding from a federal government contract, the Company solved two WDM problems in network applications; 1) the huge dynamic range of wavelength
separations   involved  in  various   systems  and  2)  the   vulnerability   of
optoelectronics packaging due to the involvement of free space optical interconnects and of edge-coupling schemes. By employing GRADIUM microlenses for a tunable WDM, the Company was able to solve both problems. Subsequent to year end, Phase 2 total funds of $750,000 were awarded for continuation of the WDM project, with performance over the next 2 years. The Company was awarded $350,000 for Phase 2 in partnership with Radiant Research Inc. and the Microelectronics Research Center, University of Texas

         In February 1998, utilizing WDM advances and the Company's resolution of packaging and alignment issues, the Company demonstrated its first passive optoelectronic product, the single mode fiber collimator ("SMF"). The SMF is a key element in all fiber optic systems, including WDM equipment. The SMF straighten and make parallel, diverging light as it exits a fiber. The SMF is the logical starting point for the Company's development of its new product line because it is a common-denominator in the assembly of higher value devices used in fiber communications such as Isolators and Optical Cross-Connects. The target market for the Company's two product levels, the collimating lens and the SMF, is concentrated within several industry experts such as Lucent Technologies, Corning OCA, JDS Fitel, E-Tek Dynamics and ALCOA Fujikura. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than competitive products currently available. Both products are used in free space applications where coupling to an optical fiber is required. The Company will develop these two products into families of products as variations are made to meet specific customer requirements. It is intended that the SMF will replace the collimating lens sales over time and the Company's focus will be on the SMF assembly. Since many of the Company's targeted customers currently assemble their own collimators, the sales approach will be to highlight the SMF price/performance ratio (value) and compare that to the customer's internal costs plus their lost opportunity cost. The current market place for these initial optoelectronic products is estimated by some analysts at $250 million in product sales.

         In 1997, the Company entered into a joint development agreement with Eagle Optoelectronics to build a prototype of a DWDM (dense wavelength division multiplexer) by early 1998. During the development Eagle began to incorporate GRADIUM lenses into the new photonics market segment of point-to-point free space communications optics instead of DWDM. These products are used in laser-to-laser communications to expand the bandwidth of LAN and WAN computer networks and satellite-to-satellite communications. Eagle's prototype tests demonstrated the ability of GRADIUM lenses to provide high quality data transmission over long distances. The Company has received orders from three customers for these unique optics.

Traditional Optics

         Prior to the IPO, the Company's resources had been applied primarily to research and development; consequently, LightPath and GRADIUM glass were not introduced to the commercial market. During fiscal year 1997, promotion of the Company's products through the Internet, trade advertising in industrial magazines and participation in numerous domestic and foreign trade shows increased interest and awareness of its products, resulting in additional lens sales. Lens sales for fiscal years 1998, 1997 and 1996 were $529,318, $199,524, and $33,444, respectively, primarily generated by a variety of industrial and government accounts. The recent increase in lens sales is primarily due to sales of lenses for laser and wafer chip inspection markets. The Company's sales efforts in targeting laser applications, an area where GRADIUM lenses' ability to increase the quality of YAG laser beams and reduce the focal spot size, has received market acceptance. The Company's major customer in fiscal 1998 was Lumonics Corporation one of the largest YAG laser suppliers in the world. During 1998, the Company received an initial production order for GRADIUM YAG laser lenses from one of its distributors, Permanova Lasersystems AB of Sweden. After a lengthy trial and testing period GRADIUM YAG lenses qualified into systems produced by Rofin-Sinar GmbH, a major high-powered CO2 and YAG laser OEM headquartered in Germany. Because the optics industry is highly fragmented, the Company utilizes distributors and the Internet as vehicles for broader promotion of GRADIUM glass.

         During fiscal years 1998 and 1997, the Company formalized relationships with eight industrial, optoelectronics and medical component distributors located in foreign countries and California. The Company's Internet web site (www.light.net) is where interested persons may presently obtain information on the Company and GRADIUM glass, and order products from the Company's catalog. The Company has placed, and will continue to place, print media advertisements in various trade magazines and to participate in appropriate domestic and foreign trade shows. The Company has developed a network of selected independent optical engineering firms to promote the sale of GRADIUM glass products. Presently, eight optical engineering firms provide such optical design services and support.

         The Company will continue to market GRADIUM glass through existing relationships with OEMs for the production of specific prototype lenses to be incorporated into the manufacturer's proprietary products. Future OEM relationships will only be entered into based upon the OEM's ability to fund the product design and the Company's assessment of its ability to achieve certain economic criteria. LightPath has entered into an agreement with Karl Storz GMBH & Co. ("Storz"), a major endoscope manufacturer, for the development of lenses for endoscopy instruments. Endoscopes are used to observe diagnostic or surgical procedures in vivo (within the body), substantially reducing surgical costs. Pursuant to the terms of the agreement, the Company has designed and delivered GRADIUM glass materials with profiles specified by Storz, and Storz has produced prototype instruments incorporating the GRADIUM glass materials. Under the 1994 agreement the Company has received in excess of $600,000 representing minimum royalty payments during the prototype development stage through the first production year, in exchange for an exclusive license from the Company to the GRADIUM design developed for Storz. Although Storz is not obligated to order commercial quantities of GRADIUM glass products, and may terminate the agreement without entering into the second production year, the Company anticipates that some production orders will occur in fiscal 1999. The Company's relationship will yield significant revenues in the future only if Storz sells commercial quantities of the GRADIUM glass endoscopes. The Company granted Storz an exclusive worldwide license to use GRADIUM glass materials in the production of endoscopes, as well as the right to use the Company's tradenames in connection with the sale of such endoscopes. The exclusive license provides for royalties based on actual sales as well as certain additional minimum royalties payable should Storz commence commercial production.

         In prior years, the Company had begun initial marketing of GRADIUM for use in gunsight lenses and LightPath designed prototypes gunsight lens system for a military contractor and commercial gunsight manufacturers. The Company believes that the GRADIUM glass prototypes demonstrated greater ruggedness and imperviousness to harsh environmental conditions than that provided by glass components of existing systems. However, the Company is not currently engaged in marketing to this market as the contractor has not obtained additional U.S. government funding to continue the project and the OEM had not ordered production quantities. In February 1997, The Fuji Photo Optical Co., Ltd. ("Fuji"), which is a subsidiary of Fuji Photo Film Co., signed an agreement with LightPath for the exclusive right to use GRADIUM glass in a new generation of television camera lenses. After an initial eight-month development period and a six-month extension, for which the Company received $50,000, Fuji has not completed their technical testing of the lenses. Fuji is not willing to engage in a long-term license until they have completed their technical review. The technical review, which is being completed jointly by both parties, is scheduled for completion in October 1998, at which time decisions will be made on the future of the business relationship. During 1998, the Company entered into an evaluation option for CCTV camera systems, with CHUGAI BOYEKI (AMERICA) CORP. "CBC", which is a wholly-owned subsidiary of CHUGAI BOYEKI CO., Ltd., CBC for which the Company received $40,000. When the option expired on June 30, 1998, CBC elected not to enter into an exclusive long-term arrangement for lenses with the Company. CBC management informed the Company that CBC's strategic direction may shift. The Company has also developed prototype lenses for wafer chip inspection, a F-Theta laser lens series, lenses for CCD cameras, television cameras, and other military/aerospace OEMs and government research labs. The Company believes a key element to achieving acceptance in various general optics market will be the development of lens prototypes specifically designed for use in each industry targeted, however, the Company will no longer develop these prototypes without funding of their development effort by the OEM.

         The Company entered into a strategic alliance with DR Technologies, Inc. (DR) in 1997. Under the agreement both companies will jointly identify Government research and development programs relating to applications appropriate for GRADIUM technologies and related products. The strategic alliance was an expansion of the Company's October 1996 subcontract with DR to create a graded index solar concentrator packaged into a compact panel that can provide electrical power for orbiting space satellites. The Company received $68,000 and $247,000 in fiscal years 1998 and 1997, respectively, for the GRADIUM glass and subsequent polymer materials used in the project. The U.S. government determined Phase 3 funding was not required for this project as the solar concentrator is ready for commercialization. The government invited several large potential commercial users to review the solar concentrator at meetings in June 1998. In addition, the Company has made several presentations to potential customers. The Company will require a commercial partner or further research funding for further work to continue. Under the strategic alliance, the companies intend to pursue Department of Defense SBIR and STTR programs, which currently fund up to $500 million each year in early-stage R&D projects. Jointly the companies will also pursue $24.6 million in funds for two, four-year programs for the Defense Advanced Research Projects Agency, to develop "conformal optics", optics which conform to design specifications of aircraft and missiles. As of June 30, 1998, the companies had not received any further funding from these programs.

Competition

Optoelectronics and  Fiber Telecommunications

         For the Company's initial products, the collimating lens and SMF, there are currently only a handful of direct competitors. The majority of collimator lenses are currently supplied by Nippon Sheet Glass ("NSG"). The collimator lens is a separate business from NSG's primary product, automotive glass. The SMF will compete against existing collimator assemblies which are produced by DiCon Fiberoptics, Samsung Electronics, Wave Optics and Oz Optics. There also a number of companies that assembe their own collimators such as Lucent Technologies. These competitors all have greater financial, manufacturing, marketing and other resources than the Company. The Company is aware of current research projects which integrates optical technologies, such as existing planar waveguide structures, which have the potential to replace some of the current collimator applications. However, these products currently have inherent problems which have made their wide spread usage unfeasible.

         Optical cross-connects ("OXC") which perform high speed wavelength routing, switching and conversion functions in an optical network are future products of the Company. The Company believes the unique beam steering and self focusing properties of GRADIUM glass will be key to development of OXC products which overcome the cost and performance challenges of current technology. Today switching is performed electronically. The Company is aware of current research projects to develop other switching technologies, however all of these projects are in the very early stages of development.

         Wavelength division multiplexing (WDM) systems that LightChip will produce will compete against a number of companies attempting to capture this vast market. Currently three main technologies are utilized in the long haul WDM market 1) fiber bragg grating produced by Ciena and Pirelli, 2) arrayed waveguide grating produced by Lucent and PIRI and 3) reflective grating produced by Instruments SA. None of these technologies is currently able to offer a cost-effective method to accommodate a wide range of channel counts and facilitate the migration of WDM systems into the metro and short haul markets.

         The telecommunications marketplace is renowned for its product quality and reliability demands. Every item must pass rigorous testing before being designed into devices and systems. The Company must establish a reputation as a quality supplier. The products must perform as claimed so that the customer will not need to test after the initial qualification and the Company must be open to continuous improvement of its products and processes. If the Company can pass these tests it believes it will become a primary or second source supplier to the industry. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.


Traditional Optics

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

         Manufacturers of conventional lenses and optical components include industry giants such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for the Company's products. In addition, although these companies do not manufacture axial gradient lenses, and the Company believes that it has a substantial technological lead in this field, in light of their substantial resources, these companies could rapidly pursue development of axial gradient products. In addition, the Company's products compete with other products currently produced by these manufacturers. The Company sells small amounts of GRADIUM glass blanks for final fabrication to customers, which sales compete directly with those of other larger producers of homogenous optical quality glass such as Schott Glaswerke of Germany and Hoya Corporation of Japan.

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


Manufacturing

         LightPath has progressed from maintaining only limited production capabilities prior to April 1996 to a full scale commercial manufacturing operation in its 13,300 square foot facility in Albuquerque, which the Company began to occupy in 1996. In the larger facility, the Company has built a lens manufacturing plant through the purchase of appropriate equipment, expanding and training a production work force and implementing process controls. The Company believes that the present manufacturing facility can produce in excess of 2 million lens blanks per year depending on product size and mix. However, to date, the Company has not manufactured its products in such quantities, as its sales have not supported this scale of production. The Company's purchase of five larger, more sophisticated furnaces, milling machines and metrology equipment, generated further production efficiencies in fiscal 1998, in the form of yield efficiencies and reduced unit production costs. The new furnaces allow production of multiple boules that are over four times as large as the Company's initial 8-inch boules. All of the furnaces are equipped with real time process monitoring and feedback systems. Automation of certain assembly processes, including core drilling and metrology, are resulting in further cost savings and quality improvements. The Company has purchased some of the equipment necessary for the production of the SMF collimator during fiscal 1998, the remaining equipment needed for anticipated 1999 sales have been ordered at a projected cost of approximately $250,000. Once this equipment is in place, the Company believes its facility will meet the capacity requirements of its recently introduced and planned optoelectronics products for several years.

         The Company believes that low manufacturing costs will be crucial to its long-term success. The Company presently uses subcontractors for finishing lenses and intends to continue to do so. The Company has purchased a limited amount of lens finishing equipment for finishing prototype lenses and for rapid turnaround of small volume orders. The Company has qualified and licensed numerous finishers to fabricate lenses, three of which are located in Asia. Qualification of additional offshore finishers to augment the Company's strategy of maximizing cost efficiencies will continue to be a top manufacturing priority for the foreseeable future. The Company entered into a 1997 strategic alliance with Hikari Glass Co., Ltd. of Japan

("Hikari" is a 40% owned subsidiary of Nikon) to consider using Hikari as a possible second source for GRADIUM glass production, as a possible source for high-volume blank production, and to increase the presence of GRADIUM glass in Hikari's established Asian markets and to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses. The Company and Hikari continued to work toward these goals in fiscal 1998 and have plans to implement some of the goals during fiscal year 1999.

         The implementation of Statistical Process Controls has allowed the Company to eliminate costly manual testing operations. The Company believes the ability to maintain consistently high quality at the manufacturing stage represents a significant asset and distinctive characteristic of the Company's production capabilities. Quality control will be critical to bring telecommunication products to market as the customers demand rigorous testing prior to purchasing a product. LightPath has protected its proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls. Due to manufacturing techniques developed by the Company, it believes the costs to produce the SMF will be considerably less expensive than the current competition. GRADIUM glass lenses have spherical surfaces, lens finishing costs will continue to be considerably less expensive than most aspheric lenses. As a result of the Company's manufacturing efficiencies and use of off-the-shelf base glass, GRADIUM lenses are generally price competitive with conventional homogenous lenses. In those cases where a GRADIUM lens may be more expensive than its competition, the Company believes the lens price may be offset by GRADIUM glass' superior abilities to reduce the number of lens elements and/or to increase the performance and functionality of the complete optical system. Base optical materials are manufactured and supplied by a number of major manufacturers, such as Hikari, Schott Glaswerke and Hoya Corporation and the Company believes that a satisfactory supply of optical materials will continue to be available at reasonable prices, although there can be no assurances in this regard.

Patents and Other Proprietary Intellectual Property

         The Company's policy is to protect its technology by, among other things, patents, trade secrets, trademarks and copyrights. As of June 1998, the Company had fourteen issued U.S. patents, four foreign patents and had filed numerous applications for additional U.S. patents and foreign patents. Patents have been issued and/or patent applications have been filed in the areas of glass composition, gradient geometries, production processes and product design. The first of the Company's issued patents expires in 2006; the remainder expire at various times through 2015. Patent applications corresponding to LightPath's U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty ("PCT"). Under the PCT, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the PCT as the applicant elects.

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

         There can be no assurance that any issued patents owned by the Company will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to the Company's products or technologies that it may license in the future or file itself will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to the Company. There can be no assurance that patents owned or licensed by the Company and issued in one jurisdiction will also be issued in any other jurisdiction. Furthermore, there can be no assurance that the validity of any of the patents would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. No such challenges have been made to date.

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

Environmental and Government Regulation

         Emissions and waste from the Company's present manufacturing process are at such low levels that no special environmental permits or licenses are currently required. In the future, the Company may need to obtain special permits for disposal of increased waste by-products. The glass materials utilized by the Company contain lead and other toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emission of such elements in gaseous form. If production reaches a certain level, the Company believes that it will be able to efficiently recycle certain of its raw material waste, thereby reducing disposal levels. The Company believes that it presently is in compliance with all material federal, state and local laws and regulations governing its operations and has obtained all material licenses and permits necessary for the operation of its business.

         There are currently no federal, state or local regulations that restrict the manufacturing and distribution of GRADIUM glass materials. Certain end-user applications will require that the complete optical systems receive government approval, such as Federal Drug Administration approval for use in endoscopy. In these cases, the Company will generally be involved on a secondary level and the license and approval process will be the responsibility of the OEM customer.

Research and Development

         From August 1985 through June 1996, the Company was engaged in basic research and development that resulted in the discovery of GRADIUM glass and the proprietary processes for fabricating GRADIUM glass lenses. This research included theoretical development of the mathematical formulas for accurately defining GRADIUM glass, development and refinement of the prescribable, repeatable fabrication process, and development of the software modeling tools and metrology. The Company shipped its first GRADIUM glass products in May 1994. The Company's initial flint product line is lead-based. During the past two years, the flint GRADIUM glass family has been expanded to include crown glasses, titania silicate glasses and polymer materials. The Company intends to continue fundamental materials research, process and production optimization, and the development of new glass compositions to create different "families" and geometries of GRADIUM glass materials to be offered to customers. "Families" of glass are various base glass compounds comprised of different elements. Variation of refractive index can be accomplished by using different elements in glass. Further development is necessary to produce GRADIUM glass materials for high performance, white light applications (such as high performance microscopes and other products where sensitive color discrimination is critical). The Company will continue to upgrade the material design modeling software and optical design tools to facilitate product design.

         A LightPath employee working with DR Technologies, successfully completed the development of GRADIUM polymer and acrylic materials. These materials may be used for solar concentrators used in space applications and for conformal optics, optics that conform to design specifications of aircraft and missiles, where more aerodynamic shapes are required. The Company is also working to expand its product line further into optoelectronics, the areas of multiplexers and interconnects for the telecommunications field. See further discussion of these strategic alliances under "Sales and Marketing".

         The  Company  expended  or  incurred   expenditures  for  research  and
development for the two years ended June 30, 1998 and 1997 of $564,779 and $796,937, respectively. During fiscal 1997, the Company issued shares of Class A Common Stock valued at approximately $238,000 to perform a benchmarking and prediction analysis of technologies related to the Company's proprietary processes in the manufacturing of GRADIUM glass. These costs were not recurring. The Company currently plans to expend approximately $500,000 for research and development during fiscal 1999 which amount could increase depending upon Government contracts or awards for which the Company has applied.

Employees

         The Company currently has twenty-eight full-time employees, two of which are currently dedicated full time to LightChip. The Company expects to hire four to eight additional employees in the next twelve months, primarily consisting of manufacturing and sales personnel. Six of the Company's present employees are engaged in management, administrative and clerical functions, four in research and development, eight in production and ten in sales and marketing. In order to maintain low overhead expenses, the Company intends to continue its current practice of utilizing outside consultants, where appropriate, in addition to hiring full-time personnel. None of the Company's employees are represented by labor unions.

Item 2.  Description of Property

         The Company leases its principal offices in Albuquerque, New Mexico, which are used to house all of its operations, including research, product design and development, production and all administrative operations. The 13,300 square foot facility is located in a business and research park. The Company is obligated to make monthly rental payments of $6,500 (increasing to $6,900 in year four) on a five year lease which expires April 2001. Currently the Company believes its present facilities are sufficient for its current and planned business needs over at least the next two years.

Item 3.  Legal Proceedings

         The Company is involved in various legal actions arising in the normal course of its business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's financial statements.

Item 4.  Submission of  Matters to a Vote of Security Holders.

         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Class A Common Stock has been quoted on the Nasdaq SmallCap Market system under the symbol "LPTHA" since February 22, 1996.

         The Company estimates there were approximately 300 holders of record and approximately 2500 beneficial holders on August 17, 1998. The Company has not paid dividends in the past and does not intend to pay dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

         The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted. The quotation information below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          Class A
         Fiscal Year Ending                         Common Stock
         June 30, 1997                              High           Low
         --------------                             -----          ---
         Quarter ended September 30, 1996           $ 6.50        $ 4.75
         Quarter ended December 31, 1996            $ 7.00        $ 4.13
         Quarter ended March 31, 1997               $ 7.25        $ 4.25
         Quarter ended June 30, 1997                $ 6.13        $ 4.25

         June 30, 1998
         -------------
         Quarter ended September 30, 1997           $ 8.44        $ 5.13
         Quarter ended December 31, 1997            $10.44        $ 5.56
         Quarter ended March 31, 1998               $ 7.69        $ 5.75
         Quarter ended June 30, 1998                $ 9.00        $ 5.88

         On July 25, 1997, the Company completed a private placement (which began June 30, 1997) for an aggregate of 180 shares of Series A Convertible Preferred Stock (the "Series A Stock") and 320,000 attached Class C warrants. Each share of Series A Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class C Warrant entitles the holder to purchase one share of Class A Common Stock at $5.63 per share at any time through July 2000. The gross proceeds received for the private placement of Series A Stock was $1,800,000, less placement fees and related expenses resulting in net proceeds of approximately $1,596,000. In addition, the placement agent was granted 64,000 Class D warrants to purchase shares of the Company's Class A common stock at a price of $5.63 per share at any time through July 2002.

         On October 2, 1997, the Company completed a private placement for an aggregate of 230 shares of Series B Convertible Preferred Stock (the "Series B Stock") and 317,788 attached Class E warrants. Each share of Series B Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $7.2375 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $7.24 per share at any time through September 2000. The gross proceeds received for the private placement of Series B Stock was $2,300,000, less placement fees and related expenses resulting in net proceeds of approximately $2,064,000. In addition, the placement agent was granted 47,668 Class F warrants to purchase shares of the Company's Class A common stock at a price of $7.24 per share at any time through September 2002.

         On February 9, 1998, the Company completed a private placement for an aggregate of 375 shares of Series C Convertible Preferred Stock (the "Series C Stock") and 337,078 attached Class G warrants. Each share of Series C Stock is convertible into Class A Common Stock at the option of holder, with volume limitations during the first 9 months, based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $6.675 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class G Warrant entitles the holder to purchase one share of Class A Common Stock at $6.68 per share at any time through February 2001. The gross proceeds received for the private placement of Series C Stock was $3,750,000, less placement fees and related expenses resulting in net proceeds of approximately $3,530,000. In addition, the placement agent was granted 58,427 Class H warrants to purchase shares of the Company's Class A common stock at a price of $6.68 per share at any time through February 2003.

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

         On February 25, 1998, the Board of Directors of the Company declared a dividend distribution of a right to purchase (a "Right") one share of Series D Participating Preferred Stock for each outstanding share of Class A Common Stock, $0.01 par value (the "Common Shares"), of the Company. The dividend became payable on May 1, 1998 (the "Record Date") to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Participating Preferred Stock, $.01 par value, of the Company (the "Preferred Shares"), at a price of $35.00 per share, subject to adjustment (the "Purchase Price") following the occurrence of certain events. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of May 1, 1998 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"). A copy of the Rights Agreement, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock to be provided to stockholders of the Company, was attached as Exhibit 1 to the Company's Registration Statement filed on Form 8-A, dated April 28, 1998.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward looking statements made by or on behalf of the Company. All statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other such matters are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early stage of development, the need for additional financing, intense competition in various aspects of its business and other risks described in the Company's reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

Results of Operations

Year ended June 30, 1998 ("1998") compared with the year ended June 30, 1997 ("1997")

         Revenues totaled $758,000 for 1998, an increase of approximately $85,000 or 13% over 1997. The increase was attributable to $330,000 in lens sales, primarily for lasers, distributors and wafer chip inspection markets which was offset by a decrease of $245,000 in product development/license fees. During 1998, the majority of the Company's lens sales were from two of the largest YAG lasers manufactures and suppliers in the world Lumonics Corporation and Rofin-Sinar GmbH. Both companies have qualified GRADIUM YAG lenses into systems they produce. The Company filled a production order from Karl Storz for 500 lenses and sold $80,000 in catalog lenses to a U.S. distributor for their international catalog. Sales into the wafer inspection market slowed in early 1998 due to problems with the Asian economy, however, sizeable orders were received in late 1998. During the fourth quarter of 1998, the Company charged $116,000 to Karl Storz, for the first production year's minimum license fee. For calendar year 1999, a minimum license fee of $250,000 will be due from Karl Storz. During 1998, the Company entered into an evaluation option, which expired June 30, 1998, with CHUGAI BOYEKI (AMERICA) CORP. "CBC", which is a wholly-owned subsidiary of CHUGAI BOYEKI CO., Ltd., for which the Company received a $40,000 licensing fee. CBC elected not to enter into an exclusive arrangement for lenses with the Company. The Company has negotiated with Fuji to retain an exclusive agreement for television camera lenses after the April 1998 contract expired, however, Fuji is still evaluating lens data and will not proceed until their test process is complete. Revenues for government funded subcontracts in the area of solar energy totaled $68,000 for 1998 versus $247,000 in 1997. Phase 2 funding for the solar energy subcontract concluded in 1998 and the government has recommended that the product is ready for commercialization, thereby eliminating Phase 3 funding. The Company has made several commercial presentations in this area and has submitted several additional funding requests to the U.S. government for solar projects. Subsequent to June 30, 1998, total Phase 2 funds of $750,000 were awarded for continuation of an optoelectronic project the Company had worked on in 1997. The Company's subcontract totals $350,000 for the Phase 2 funding which will be completed over a 2 year period. At June 30, 1998, a backlog of $141,000 existed for lens sales and $350,000 in government project funding.

         The first quarter of 1998 saw the addition of a Vice President of Marketing and Sales whose responsibility is to expand the Company's presence in traditional optics and develop emerging markets such as optoelectronics and photonics. Customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, (specifically in the areas of fiber telecommunications), the unique properties of GRADIUM glass, resolution of packaging and alignment issues by the Company and advances made by the Company's subsidiary LightChip, led the Company to further develop its strategy for optoelectronic products. GRADIUM glass is an enabling material for many optoelectronic products and innovative laser fusion techniques developed by the Company will provide its optoelectronics products certain competitive advantages. Product development in the area of optoelectronics during the third quarter of 1998 lead to the Company's first passive optoelectronic product, a single mode fiber collimator (SMF), which was demonstrated at the Optical Fiber Conference in February 1998. The SMF is a key element in all fiber optic systems, including wavelength division multiplexing (WDM) equipment. The SMF straighten and make parallel, diverging light as it exits a fiber. The Company is now offering two product levels, the collimating lens and the SMF. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. The SMF, a large beam collimator and collimating lenses have been delivered for testing to potential customers. The first scale-up production orders are expected in fall 1998. Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in optoelectronics will equal or exceed the margins historically experienced in the traditional optics markets. The development of these products is anticipated to facilitate the Company's presence as a leader in this emerging telecommunications optoelectronics market place which is projected to exceed $10 billion in gross sales by the year 2000. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

Although the Company has experienced significant growth and will continue to serve the traditional optics customers, the Company intends to devote a substantial portion of its resources and focus to the fiber telecommunications and optoelectronics markets.

         The Company continues to work with a number of OEM's towards the completion of projects which may result in production orders for LightPath. The Company formalized relationships with four additional foreign distributors in 1998 bringing its total to eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new markets for GRADIUM in their respective countries primarily in the area of sales into the YAG laser market. As shown by the distributor, Permanova Lasersystems AB of Sweden which completed a lengthy trial and testing period of GRADIUM YAG lenses. The lenses are now qualified into systems produced by Rofin-Sinar GmbH, a major high-powered CO2 and YAG laser OEM headquartered in Germany.

         In 1998, cost of sales was 55% of product sales, a significant decrease from 1997, when cost of sales was 76% of product sales. The decrease was primarily due to reductions in outside finishing expenses and more efficient production techniques. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of production could be decreased further. Administrative costs increased $627,916, or 22% from 1997, primarily due to the addition of personnel in sales and marketing, administration, LightChip expenses and operations along with increased overhead in these areas. The Company's public awareness campaign, through print advertising, web site and trade shows continues to generate product inquiries. Research and development costs decreased $232,158 in 1998 versus 1997. During 1997, the Company issued shares of Class A Common Stock valued at approximately $238,000 to perform a benchmarking and prediction analysis of technologies related to the Company's proprietary processes in the manufacturing of GRADIUM glass. These costs were not recurring. Several of the research department staff are being charged to LightChip and a portion of their costs are being reimbursed by the subsidiary. The focus of the development efforts has been to expand GRADIUM product lines to the areas of multiplexers and interconnects for the telecommunications field, the addition of the crown glass product line to supplement its existing flint products, and the development of acrylic axial gradient material to extend the product range.

         Investment income increased approximately $62,000 in 1998 due to the increase in interest earned on temporary investments as cash levels increased due to the 1998 private placements of convertible preferred stock. Interest expense was not significant in 1998 or 1997. The Company funded its portion of LightChip during 1998 and announced the hiring of LightChip's CEO. The Company accounts for the investment in LightChip under the equity method and recognized a loss of $23,720, until its share of net losses reduced the investment to zero. During June 1998, the Company committed to purchase $1.25 million of LightChip preferred stock thereby requiring the Company to recognize an additional $921,662 of LightChip's loss in 1998.

         Net loss of $4,331,290 in 1998 was an increase of $1,333,000 from 1997 of which $945,382 was recognition of LightChip's loss. The remaining increase of $387,618 was due to an increase in gross margin of $191,685, a decrease in product development fees of $245,239, and increases in selling, general and administrative costs of $627,916 which are offset by lower research and development costs of $232,158 and the increase in other income(expense) of $61,694. Net loss applicable to common shareholders of $6,059,519 included additional charges of $1,386,700 for the imputed dividend on preferred stock and $311,529 for the 8% premium on the preferred stock. Net loss per share of $2.00 was an increase of $.91 of which $.31 was due to LightChip's loss and $.56 was due to the imputed dividend and the 8% premium on the preferred stock.

Financial Resources and Liquidity

         LightPath had previously financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7,200,000. In July 1997, the Company completed a preferred stock private placement which generated net proceeds of approximately

$1,596,000. Some of the Series A Preferred Stock investors entered into two additional private placements, the Series B Preferred Stock which generated net proceeds of approximately $2,064,000 when completed on October 2, 1997 and the Series C Preferred Stock which generated net proceeds of approximately $3,530,000 when completed on February 9, 1998. The Company intends to continue to explore additional funding opportunities in fiscal year 1999. Cash used in operations for fiscal 1998 totaled approximately $3.6 million, an increase of $750,000 from fiscal 1997, primarily due to administrative costs with the addition of personnel in sales and marketing, administration and operations along with increased overhead in these areas. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 1998, actual capital equipment and patent protection expenditures were approximately $270,000 versus $772,000 in fiscal 1997. Commitments for $250,000 of capital equipment are outstanding at June 30, 1998. The majority of the capital expenditures during 1998 were for additional computers and equipment to expand the Company's manufacturing facilities.

         The Company purchased its 51% of the voting stock of LightChip for $23,720 in 1998. LightChip completed $890,000 of bridge financing in fiscal 1998 from a syndicated group of accredited investors. Subsequent to June 30, 1998, LightChip obtained a significant equity investment of $6.5 million from the sale of convertible preferred stock to LightPath ($1.25 million) and AT&T Ventures ($5.25 million). Phase one of the funding, approximately $3.8 million, occurred in September 1998 and the balance is due at the next stage of product development. In addition, debt holders of LightChip converted their balance to preferred stock and exercised $510,000 of warrants as part of the equity investment. As a result of these subsequent financings, the Company currently controls less than 25% of LightChip's voting stock.

         The Company believes that projected product sales and proceeds from the sale of its Series C Convertible Preferred Stock will provide adequate working capital into fiscal 1999 and the facilitation of a more rapid entrance into optoelectronics development and sales. The Company intends to satisfy its fiscal 1999 obligation to purchase preferred stock in LightChip and capital requirements by revenues generated from projected future product sales, and the reduction of operating expenses. Such sales will depend on the extent that SMF, collimating lenses and GRADIUM glass becomes commercially accepted and at levels sufficient to sustain its operations. Although lens sales for 1998 have increased 2.6 times 1997 levels, there can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing to fund its obligation for LightChip or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company may have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the existing investors.

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

         Effective April 1, 1996, the Company relocated and entered into a five year lease agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico at a monthly cost of $6,500 for the first three years, increasing to $6,900 monthly in the last two years. No significant costs were incurred due to the relocation. The Company incurred capital expenditures of approximately $225,000 in fiscal year 1998 and $770,000 in fiscal year 1997. Additional capital expenditures of approximately $500,000, primarily intended for manufacturing equipment are planned for the Company during the 1999 fiscal year.

Year 2000 Risks; Inflation; Seasonality

         Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. The Company has determined that its internal computer systems and software products were produced in compliance with the Year 2000 issue and no material remediation costs have been incurred or are expected to be incurred by the Company. The Company has undertaken to confirm in writing whether the internal business operations of third parties with whom it has a material relationship will be affected by the Year 2000 issue. The Company's assessment is not yet complete and the Company projects the assessment process will be completed prior to March 31, 1999.

         The Company has not been significantly impacted by inflation in 1998 due to the nature of its product components and in prior years the Company was principally engaged in basic research and development.

         The Company does not believe that seasonal factors will have a significant impact on its business.

Recent Accounting Pronouncements

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

         The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes reporting requirements for segments of a company's business. Management intends to provide the required segment disclosures for the Company's two market segments, traditional optics and optoelectronics markets when required by SFAS 131.

Item 7.  Financial Statements

         The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 9.  Directors,   Executive   Officers,  Promoters   and   Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The Directors and Executive Officers of the Company, and their respective ages and positions with the Company, are as follows:

     Name                          Age       Position
     ----                          ---       --------
Leslie A. Danziger                  45       Chairwoman

Donald E. Lawson                    47       President, Chief Executive Officer,
                                             Treasurer and Director

James L. Adler, Jr.                 70       Director

Milton Klein, M.D. (1)              50       Director

Louis Leeburg (2)                   44       Director

Haydock H. Miller, Jr. (1, 2)       73       Director

James A. Wimbush                    62       Director
---------------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Leslie A. Danziger has been Chairwoman of the Company since its incorporation in June 1992, and has also held the position of CEO until April 1998, and President from August 1995 until October 1997. Ms. Danziger was a partner or executive officer of the Company's predecessors from 1985 until incorporation of the Company. Ms. Danziger is a founder of the Company and a co-inventor of the first two LightPath patents. She has developed and guided the execution of the Company's long-term business strategies and the development and commercialization of the Company's technologies. From 1974 to 1979 she served as an Executive Vice President of COS, Inc., and from 1979 to 1982 she served as Executive Vice President of Arctic Communications Corporation. Both of these communication consulting firms developed tools designed to assist clients in resolving conflicts relating to economic development, land use and natural resource issues. Ms. Danziger attended the University of Texas. Ms. Danziger is married to Joel C. Goldblatt, the Company's Vice President of Strategic Planning and Communications, and is the sister-in-law of Milton Klein, M.D., a Director of the Company.

               Donald E. Lawson has served as a Director of the Company and has been CEO since April 1998, and President since October 1997. He previously held the positions of Executive Vice President since May 5, 1995, Treasurer since September 1995 and Secretary since June 1997. Mr. Lawson has also served as the Company's Chief Operating Officer since June 1995 and is responsible for the Company's financial activities, manufacturing, sales, research and development, and intellectual property management. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

         James L. Adler Jr. has served as a Director of the Company since October 1997. Since 1989 he has been a partner at the law firm of Squire Sanders & Dempsey L.L.P., which has acted as general counsel to the Company since February 1996. Mr. Adler was formerly a partner of Greenbaum, Wolff & Ernst, New York City and of Storey & Ross, Phoenix, until the merger of the latter firm with Squire Sanders & Dempsey L.L.P. in 1989. Mr. Adler is a corporate, securities and international lawyer. Mr. Adler serves as President of the Arizona Business Leadership Association, a member of the Arizona District Export Council, as a Trustee of the

Phoenix Committee on Foreign Relations, and as a member of the Phoenix Mayor's Millenium 2000 Committee. He has previously served as Chairman of the International Law Section of the Arizona State Bar Association and, by gubernatorial appointments, as a Member of the Investment Committee of the Arizona State Retirement System and as a Member and Chairman of the Investment Committee of the State Compensation Fund. Mr. Adler graduated from Carleton College, magna cum laude in 1949 and in 1952 from Yale Law School. He is a member of the Arizona State Bar.

         Milton Klein, M.D. has served as a Director of the Company since its inception. Dr. Klein specializes in cardiology and from 1982 to the present has been a Clinical Associate Professor of Medicine at The Baylor College of Medicine, Houston, Texas. He is a Fellow of the American College of Cardiology and the American College of Physicians. Dr. Klein received a B.S. degree from McGill University and a M.D. from the University of California in San Diego. Dr. Klein is the brother-in-law of Leslie A. Danziger. Dr. Klein organized the Company's group of scientific advisors to explore the use of the Company's technology in endoscopic equipment, microscopy and related medical optical systems early in the Company's development.

         Louis Leeburg has served as a Director of the Company since May 1996. Since 1997 Mr. Leeburg has been with The Kilday Group, a real estate development company. From 1993 to 1997 he was affiliated with the investment firm, Jay A. Fishman, Ltd. From December 1988 until August 1993 he was the Vice President, Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a B.S. in accounting from Arizona State University. Mr. Leeburg is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and the John E. Fetzer ILM Trust Fund, affiliated with a significant stockholder of the Company.

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

         James A. Wimbush has served as a Director of the Company since May 1998. He currently provides consulting services to venture capital groups and small cap companies. From 1984 until 1995 he served as Chairman and CEO of Lukens Medical Corporation, a medical device manufacturer. Prior to that he spent twenty years with Ethicon, Inc., a manufacturer of medical products, the Somerville, NJ division of Johnson & Johnson, concluding with four years as President. Mr. Wimbush received a B.S. in Finance and attended graduate school at Saint Louis University. He completed the Advanced Management Program at the Harvard Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 21, 1998 and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 21, 1998 and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 21, 1998 and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

a)  Exhibits

          Exhibit
          Number                            Description
          ------                            -----------

             3.1     Certificate of Incorporation of Registrant, as amended                        1

             3.2     Certificate of Designations filed November 10, 1995 with the
                     Secretary of State of the State of Delaware                                   1

             3.3     Bylaws of Registrant                                                          1

             3.4     Certificate of Designation filed February 6, 1998 with the Secretary of
                     State of the State of Delaware                                                2

             9.0     Form of Voting Trust Agreement dated January 10, 1996, among
                     certain stockholders of the Registrant                                        1

             9.1     Rights Agreement dated May 1, 1998                                            3

            10.1     Employment Agreement between Registrant and Leslie A. Danziger                1

            10.3     Employment Agreement between Registrant and Donald E. Lawson                  *

            10.4     Product Development and License Agreement between Registrant
                     and Karl Storz GMBH & Co. dated December 22, 1994                             1

            10.6     Omnibus Incentive Plan                                                        4

            10.7     Directors Stock Option Plan                                                   4

            10.8     Amended Omnibus Incentive Plan                                                5

            11       Computation of Net Loss Per Share                                             *

            23.1     Consent of KPMG Peat Marwick LLP                                              *

            27       Financial Data Schedule                                                       *

1.   This  exhibit  was  filed  as an  exhibit  to  the  Company's  Registration
     Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference there to.

2. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-3 (File No: 333-47905) dated March 13, 1998 and is incorporated herein by reference there to.

3. This exhibit was filed as an exhibit to the Company's Registration Statement on Form 8-A (File No: 000-27548, respectively) dated April 28, 1998 and is incorporated herein by reference there to.

4. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference there to.

5. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No: 333-41705) dated December 8, 1997 and is incorporated herein by reference there to.

*     Filed herewith.


(b)  Reports on Form 8-K.
               No reports on Form 8-K were filed during the quarterly period ended June 30, 1998.

                          LightPath Technologies, Inc.
                          Index to Financial Statements








Report of KPMG Peat Marwick LLP, Independent Auditors .......................F-2

Audited Financial Statements
Balance Sheet................................................................F-3
Statements of Operations.....................................................F-4
Statements of Stockholders' Equity...........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

              Report of KPMG Peat Marwick LLP, Independent Auditors



The Board of Directors
LightPath Technologies, Inc.:


We have audited the accompanying balance sheets of LightPath Technologies, Inc., as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the finanical statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                                           KPMG Peat Marwick LLP


Albuquerque, New Mexico
August 11, 1998, except for Note 15
which is as of September 9, 1998

                          LightPath Technologies, Inc.
                                 Balance Sheets

                                                                               June 30,       June 30,
                                                                                 1998           1997
                                                                            ----------------------------
Assets
Current assets:
  Cash and cash equivalents                                                 $  4,237,400    $    993,505
  Trade accounts receivable                                                      256,491         167,258
  Inventories (Note 2)                                                           488,710         251,914
  Advances to employees and related parties                                       38,560           2,865
  Prepaid expenses and other                                                      43,629          38,604
                                                                            ----------------------------
Total current assets                                                           5,064,790       1,454,146

Property and equipment - net (Note 3)                                            723,838         764,897
Intangible assets - net (Note 4)                                                 519,839         490,272
                                                                            ----------------------------
Total assets                                                                $  6,308,467    $  2,709,315
                                                                            ============================


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                                  $    190,530    $    325,571
  Accrued payroll and benefits (Note 7)                                          232,051         255,878
                                                                            ----------------------------
Total current liabilities                                                        422,581         581,449

Accrued loss of LightChip, Inc. (Notes 5 and 15)                                 921,662              --
Note payable to stockholder (Note 6)                                              30,000          30,000

Commitments and contingencies (Note 13)

Redeemable common stock (Note 10)
  Class E-1 - performance based and redeemable common stock
    1,481,584 and 1,449,942 shares issued and outstanding
                                                                                  14,816          14,499
  Class E-2 - performance based and redeemable common stock
    1,481,584 and 1,449,942 shares issued and outstanding
                                                                                  14,816          14,499
  Class E-3 - performance based and redeemable common stock
    987,715 and 966,621 issued and outstanding
                                                                                   9,877           9,666

Stockholders' equity (Notes 9 and 10)
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
     Series A convertible shares, 49 and 45 issued and outstanding,
     Series B convertible shares, 126 and 0 issued and outstanding,
     Series C convertible shares, 361 and 0 issued and outstanding,
     $5,360,000 liquidation preference at June 30, 1998                                5               1
    Common stock:
     Class A, $.01 par value, voting; 34,500,000 shares authorized;
      3,330,607 and 2,766,185 shares issued and outstanding
                                                                                  33,306          27,662
    Additional paid-in capital                                                28,103,439      19,244,055
    Accumulated deficit                                                      (23,242,035)    (17,212,516)
                                                                            ----------------------------
Total stockholders' equity                                                     4,894,715       2,059,202
                                                                            ----------------------------
Total liabilities and stockholders' equity                                  $  6,308,467    $  2,709,315
                                                                            ============================

See accompanying notes

                          LightPath Technologies, Inc.
                            Statements of Operations

                                                                              Year Ended June 30
                                                                             1998           1997
                                                                        ----------------------------
Revenues
    Lenses and other                                                    $   529,318      $   199,524
    Product development fees                                                228,914          474,153
                                                                        ----------------------------
Total revenues                                                              758,232          673,677

Costs and expenses
    Cost of goods sold                                                      289,918          151,809
    Selling, general and administrative                                   3,456,567        2,828,651
    Research and development                                                564,779          796,937
                                                                        ----------------------------
Total costs and expenses                                                  4,311,264        3,777,397
                                                                        ----------------------------
Operating loss                                                           (3,553,032)      (3,103,720)

Other income(expense)
   Investment income                                                        172,341          110,044
   Interest expense                                                          (5,217)          (4,614)
   Equity in loss of LightChip, Inc. (Note 5)                              (945,382)              --
                                                                        ----------------------------
Net loss                                                                $(4,331,290)     $(2,998,290)
                                                                        ============================
Net loss applicable to common shareholders (Note 11)                    $(6,029,519)     $(2,998,290)
                                                                        ============================

Basic and diluted net loss per share (Note 11)                          $     (2.00)     $     (1.09)
                                                                        ============================
Number of shares used in per share calculation                            3,010,861        2,755,001
                                                                        ============================

See accompanying notes.

                          LightPath Technologies, Inc.
                       Statements of Stockholders' Equity

                                                                         Class A
                                                                      Common Stock
                                                       Preferred   -------------------     Additional
                                                         Stock     Number of                 Paid-in     Accumulated
                                                        Amount      Shares      Amount       Capital       Deficit         Total
                                                      ------------------------------------------------------------------------------
Balances at June 30, 1996                              $    --     2,722,191   $ 27,222   $ 18,692,578   $(14,214,226)  $ 4,505,574

  Issuance of 45 shares Series A convertible
    preferred stock, net                                     1            --         --        391,453             --       391,454

  Issuance of common stock                                  --           775          8          4,072             --         4,080
  Common stock issued for services                          --        46,289        463        255,798             --       256,261
  Retirement of common stock                                --        (3,070)       (31)       (99,846)            --       (99,877)
  Net loss                                                  --            --         --             --     (2,998,290)   (2,998,290)
                                                      ------------------------------------------------------------------------------
Balances at June 30, 1997                              $     1     2,766,185   $ 27,662   $ 19,244,055   $(17,212,516)  $ 2,059,202

  Issuance of 135 shares Series A, 230 shares
    Series B and 375 shares Series C convertible
    preferred stock, net                                     7            --         --      6,798,598             --     6,798,605

  Issuance of common stock                                  --         3,588         36         26,289             --        26,325
  Exercise of stock options                                 --        46,994        470        251,397             --       251,867
  Exercise of warrants                                      --        46,890        469         78,287             --        78,756
  Issuance of common stock upon conversion of
    131 shares Series A, 104 shares Series B and
    14 shares Series C convertible preferred stock
    to common stock                                         (3)      456,853      4,568         (4,565)            --            --
  Common stock issued for services                      10,097           101     11,149             --         11,250
  Imputed dividend on Series A, Series B and
    Series C convertible preferred stock                    --            --         --      1,386,700     (1,386,700)           --

  8% premium on Series A, Series B and Series
    C convertible preferred stock                           --            --         --        311,529       (311,529)           --

  Net loss                                                  --            --         --             --     (4,331,290)   (4,331,290)
                                                      ------------------------------------------------------------------------------
Balances at June 30, 1998                              $     5     3,330,607   $ 33,306   $ 28,103,439   $(23,242,035)  $ 4,894,715
                                                      ==============================================================================

See accompanying notes.

                          LightPath Technologies, Inc.
                            Statements of Cash Flows

                                                                                   Year Ended
                                                                                     June 30
                                                                            --------------------------
                                                                                1998           1997
                                                                            --------------------------
Operating activities
Net loss                                                                    $(4,331,290)   $(2,998,290)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               280,807        205,397
    Services provided for common stock                                           11,250        256,261
    Equity in loss of LightChip                                                 945,382           --
Changes in operating assets and liabilities:
  Receivables, advances to employees, related parties                          (124,928)      (132,178)
  Inventories                                                                  (236,796)      (185,728)
  Prepaid expenses and other                                                     (5,025)        44,005
  Accounts payable and accrued expenses                                        (158,868)       (54,995)
                                                                            --------------------------
Net cash used in operating activities                                        (3,619,468)    (2,865,528)

Cash flows from investing activities
Property and equipment additions                                               (223,663)      (520,397)
Costs incurred in acquiring patents                                             (45,652)      (251,237)
Investment in LightChip                                                         (23,720)          --
                                                                            --------------------------
Net cash used in investing activities                                          (293,035)      (771,634)

Cash flows from financing activities
Proceeds from sales of Convertible Series A, Series B and Series C
  preferred stock, net                                                        6,798,605        391,454
Proceeds from exercise of common stock options and warrants                     331,468           --
Proceeds from issuance of common stock                                           26,325          4,080
Repurchase of common stock                                                         --         (100,000)
                                                                            --------------------------
Net cash provided by financing activities                                     7,156,398        295,534
                                                                            --------------------------
Net increase (decrease) in cash and cash equivalents                          3,243,895     (3,341,628)
Cash and cash equivalents at beginning of period                                993,505      4,335,133
                                                                            ==========================
Cash and cash equivalents at end of period                                  $ 4,237,400    $   993,505
                                                                            ==========================
Supplemental disclosure of cash flow information:
Class A common stock issued for services                                    $    11,250    $   256,261
Class E common stock issued (retired)                                       $       845    $      (123)

See accompanying notes.

                          LightPath Technologies, Inc.
                          Notes to Financial Statements
                                  June 30, 1998

Organization

LightPath Technologies, Inc. (the Company) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is engaged in the production of GRADIUM(R) glass lenses and other optical materials and performs research and development for optical solutions for the fiber telecommunications and traditional optics market. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems and enabling technology for emerging markets such as optoelectronics and telecommunications.


Basis of Presentation

The Company has incurred substantial losses since inception. During fiscal year 1996 the Company completed an initial public offering ("IPO") and in fiscal year 1997 and 1998 the Company issued three private placements of convertible preferred stock to raise additional capital to further fund research, development and commercialization of GRADIUM glass with the objective of developing products that will achieve market acceptance. Management intends to utilize the net proceeds from a private placement completed in February 1998 and cash flows from projected product sales to finance the Company's working capital and other requirements for fiscal year 1999. However, without the increased sales of GRADIUM glass and optoelectronic products, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Investments consists of the Company's 51% ownership interest in LightChip Inc. (LightChip) which is accounted for under the equity method. The Company's voting interest fell below 25% subsequent to June 30, 1998 due to a private placement of equity by LightChip. See Note 15.

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

Revenue recognition occurs from sales of products upon shipment or as earned under product development agreements. During fiscal 1998, approximately $135,000 of lens sales were derived from one YAG laser customer.

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

Per share data The Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share, on December 31, 1997. The impact of FAS 128 on the calculation of earnings (loss) per share was not material, however, all prior period amounts were restated to conform to FAS 128. See Note 11.

Management uses estimates and makes assumptions during the preparation of the Company's financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, and notes payable to stockholder approximate fair value.

Impairment of long-lived assets is accounted for under the provisions of Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In the event that facts and circumstances indicate that the cost of intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.


2. Inventories

The components of inventories include the following at June 30:

                                                    1998              1997

       Finished goods and work in process         $ 362,176         $ 153,629
       Raw materials                                126,534            98,285
                                                 ----------------------------
       Total inventories                          $ 488,710         $ 251,914
                                                 ============================

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued

3. Property and Equipment

Property and equipment consist of the following at June 30:

                                                 1998            1997

           Manufacturing equipment           $1,050,518      $  910,083
           Computer equipment and software      294,361         236,864
           Furniture and fixtures               123,176         113,801
           Leasehold improvements               117,227         104,369
                                             --------------------------
                                              1,585,282       1,365,117
           Less accumulated depreciation        861,444         600,220
                                             --------------------------
                                             $  723,838      $  764,897
                                             ==========================

4. Intangible Assets

Intangible assets consist of the following at June 30:

                                                1998            1997

           Patents and trademarks granted    $  309,385      $  244,653
           Patent applications in process       266,003         285,083
                                             --------------------------
                                                575,388         529,736
           Less accumulated amortization         55,549          39,464
                                             --------------------------
                                             $  519,839      $  490,272
                                             ==========================

5. Investment in LightChip, Inc.

During fiscal 1998, the Company applied the equity method of accounting to its $23,720 cash investment in LightChip, a development stage company, until its share of net losses were reduced to zero at which time the Company discontinued applying the equity method of accounting. In June 1998, the Company committed to purchase $1.25 million of LightChip convertible preferred stock thereby requiring the Company to recognize a loss of $921,662 for substantially all of LightChip's losses during fiscal 1998.

Summarized financial information of LightChip as of and for the period ended June 30, 1998 follows:

           LightChip Inc.                                 June 30,
           Summarized financial information                 1998
                                                            ----

           Assets                                       $   152,155
                                                        ===========

           Liabilities and Equity
             Convertible debt                           $   890,000
             Other liabilities                              183,817
                                                        -----------
               Total liabilities                        $ 1,073,817

           Shareholders' Equity                         $    46,045
             Accumulated deficit                           (967,707)
                                                        -----------
               Total shareholders' equity               $  (921,662)
                                                        -----------
           Total liabilities and shareholders' equity   $   152,155
                                                        ===========
           For fiscal 1998
             Net loss during development stage          $  (967,707)
                                                        ===========

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


6. Note Payable To Stockholder

At June 30, 1998 and 1997, the Company has a note payable to a stockholder of $30,000, which bears interest at 10.28%, payable monthly. The stockholder has agreed to accept repayment of the remaining balance contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock. Interest of $5,217 and $4,614 was paid in 1998 and 1997, respectively.

7. Deferred Employee Salaries

In November 1993, the Company implemented a plan for the deferral of a portion of all employees' salaries. The salaries not paid were accrued as a continuing obligation of the Company. As of June 30, 1998 and 1997, the total deferred amounts were $153,435 and $201,825, respectively. Key officers and employees of the Company have agreed to make repayment of the June 30, 1998 deferred balance plus the $7,950 balance of an accrued liability for a director contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock.


8. Income Taxes

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the use of the cash method of accounting and deferral of research and development and start-up expenses for tax purposes. Research and development and start-up expenses previously capitalized for tax purposes will be amortized over a five year period commencing July 1, 1996.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

Significant components of the Company's deferred tax assets are as follows at June 30:

   Deferred tax assets:                              1998           1997
                                                 -----------    -----------
       Start-up expenses, net                    $ 1,792,000    $ 2,387,000
       Research and development expenses             685,000        527,000
       Net operating loss carryforwards            3,894,000      2,214,000
       Research and development credits              193,000        150,000
       Other                                        (233,000)      (297,000)
                                                 --------------------------
   Total deferred tax assets                       6,331,000      4,981,000
   Valuation allowance for deferred tax assets    (6,331,000)    (4,981,000)
                                                 --------------------------
                                                 $        --    $        --
                                                 ==========================


The valuation allowance has increased by $1,350,000 and $1,214,000 during the years ended June 30, 1998 and 1997, respectively, as a result of increased deferred tax assets created principally by the operating losses and the deferral of research and development and start-up expenses for tax purposes.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results from the increased valuation allowance. At June 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $10 million which will begin to expire in 2009 if not previously utilized. The Company also has research and development credit carryforwards of approximately $193,000 which will begin to expire in 2009, if not previously utilized. Approximately $1 million of the net operating loss carryforward and the majority of the research and development credits are subject to certain limitations of the Internal Revenue Code which restrict their annual utilization.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


9. Employee and Director Stock Option Plans

At June 30, 1998 the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Prior to becoming a public company, the Company's management valued options granted based on the cash transactions price of the Company's common stock during the period of grant. No compensation costs have been recognized for its fixed stock options plans where fair market value of the underlying stock equaled the option price at the date of grant.

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). The Company's common stock which has been reserved for awards under the Incentive Plan and the Directors Plan were increased in 1998 to an aggregate of 1,825,000 and 75,000 shares, respectively.

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers, key employees and consultants of the Company. To date only incentive stock options have been issued under the plan with an average vesting period of four years. The term of the options granted under the Incentive Plan cannot exceed ten years for all option holders except stockholders with 10% or more of the Company's stock for which the term is five years after the date of grant. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Incentive Plan available for grant at June 30, 1998 were 960,026 shares of Class A common stock.

The Directors Plan authorizes the Company to grant awards to certain eligible nonemployee directors of the Company using common stock. Under the plan formula:
i) each of the current nonemployee directors will receive options to purchase 3,000 shares of the Company's common stock at the date of each annual meeting of stockholders; and ii) on the date an individual first becomes a nonemployee director, they will receive options to purchase 10,000 shares of the Company's common stock which vest ratably over a three year period. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of the underlying stock on the date the options are granted with a term of ten years. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Director Plan available for grant at June 30, 1998 were 3,500 shares of Class A common stock.

In addition, the Company has issued nonqualified options to certain directors and consultants to the Company not covered by the Incentive or Directors Plans. The Company did not issue any nonqualified options in 1998 or 1997. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock.

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


A summary of the status of the stock option plans as of June 30, 1998 and 1997 and changes during the years ended is presented below:

-----------------------------------------------------------------------------------------------------
                                                                                        Weighted-Avg.
                                     Incentive       Directors                            Exercise
Shares under option:                   Plan            Plan          Nonqualified         Price
-----------------------------------------------------------------------------------------------------
    Outstanding at June 30, 1996       102,384          3,500          49,694               $9.30
    Granted                            128,000         22,000               -               $5.62
    Exercised                                -              -               -                -
    Lapsed or canceled                    (909)             -               -               $5.50
                                    -----------------------------------------------------------------
    Outstanding at June 30, 1997       229,475         25,500          49,694               $7.52
    Granted                            698,000         49,000               -               $7.62
    Exercised                           41,701          3,000           2,293               $5.44
    Lapsed or canceled                 (20,800)             -               -               $5.68
                                    =================================================================
    Outstanding at June 30, 1998       864,974         71,500          47,401               $7.61
                                    =================================================================

    Options exercisable:
      June 30, 1998                    221,374        34,836           47,401               $8.34

The following table summarizes information about fixed stock options outstanding at June 30, 1998:

                                Options Outstanding                           Options Exercisable
---------------------------------------------------------------------------------------------------------

                                   Weighted-Avg.
  Range of           Number          Remaining                              Number
  Exercise       outstanding at     Contractual       Weighted-Avg.     Exercisable at     Weighted-Avg.
   Prices        June 30, 1998         Life          Exercise Price      June 30, 1998     Exercise Price
---------------------------------------------------------------------------------------------------------
$ 5 to 15           968,263            9.0 Years        $  7.13             287,999            $  6.75
$25 to 40            12,658            5.3               $35.71              12,658            $ 35.71
$41 to 55             2,954            4.4               $45.60               2,954            $ 45.60
               ---------------                                        -----------------
$ 5 to 55           983,875            8.9              $  7.61             303,611            $  8.34
               ===============                                        =================


Had compensation costs for the Company's stock based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                       1998             1997
                                                       ----             ----
Net loss applicable to common shareholders,
as reported                                       $(6,029,519)      $(2,998,290)
Net loss applicable to common shareholders,
pro forma                                         $(6,707,519)      $(3,056,290)
Basic and diluted net loss per share, as
reported                                               $(2.00)           $(1.09)
Basic and diluted net loss per share, pro
forma                                                  $(2.23)           $(1.11)


The weighted-average fair value of options granted during the years ended June 30, 1998 and 1997 was $4.05 and $2.47, respectively. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: dividend yield of 0%; expected volatility of 75%; risk free interest rate of 7% (8% for fiscal 1997); and expected lives of 3 years (2 years for fiscal 1997).

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


10. Stockholders' Equity

The Company completed an IPO on February 22, 1996 for the sale of 1,840,000 units at an initial public offering price of $5.00. Each unit consisted of one share of Class A common stock, one Class A warrant and one Class B warrant.

Common Stock - the Company's common stock consists of the following:

o Authorized 34,500,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

o Authorized 2,000,000 shares of Class E-1 common stock, $.01 par value. The stockholders of Class E-1 common stock are entitled to one vote for each share held. Each Class E-1 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds approximately $8.7 million in fiscal 1999, or is at least $11.2 million in fiscal 2000; or (ii) the Company's bid price per share of Class A common stock averages in excess of $16.75 (subject to adjustment for stock splits) for 30 consecutive business days during the period from August 22, 1997 through February 22, 1999, or (iii) the Company is acquired by or merged with or into another entity during the period referred to in (ii) and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 common stock) equal to or greater than the respective bid price amounts set forth in (ii) above.

o Authorized 2,000,000 shares of Class E-2 common stock, $.01 par value. The stockholders of Class E-2 common stock are entitled to one vote for each share held. Each Class E-2 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $12 million in fiscal 1999, or is at least $15 million in fiscal 2000; or (ii) the Company is acquired by or merged with or into another entity during any of the periods referred to below and as a result thereof holders of the Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1 and Class E-2 common stock) equal to or greater than $23.00 during the period from August 22, 1997 through February 22, 1999.

o Authorized 1,500,000 shares of Class E-3 common stock, $.01 par value. The stockholders of Class E-3 common stock are entitled to one vote for each share held. Each Class E-3 share will automatically convert into one share of Class A common stock in the event that (i) the Company's income before the provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $30 million in fiscal 1999 or 2000; or (ii) the Company is acquired by or merged with or into another entity during the periods referred to below and as a result thereof holders of Class A common stock of the Company receive per share consideration (after giving effect to the conversion of the Class E-1, E-2 and E-3 common stock) equal to or greater than $40.00 during the period from August 22, 1997 through February 22, 1999.

        The shares of Class E common stock will be redeemed on September 30, 2000 by the Company for $.0001 per share and will be canceled by the Company without further obligation to the stockholders if such earnings levels and market price targets are not achieved. The pretax minimum performance milestones are increased proportionately with the issuance of additional shares of common stock or convertible securities after the IPO. The above milestones have been adjusted to reflect stock issuances during the year ended June 30,1998.

        The Class E common stock performance shares have the characteristics of escrowed shares; therefore, such shares owned by key officers, employees, directors or consultants of the Company are subject to variable plan compensation accounting. In the event the Company attains any of the

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


        earnings thresholds or the Company's Class A common stock meets certain minimum market prices required for the conversion of Class E common stock by such stockholders, the Company will be required to recognize compensation expense in the periods in which the stated criteria for conversion are probable of being met.

Preferred Stock -the Company's preferred stock consists of the following:

Authorized 5,000,000 shares of preferred stock. In June 1997, the Board of Directors designated 250 shares as Series A Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 180 shares of Series A Preferred Stock totaling $1,800,000, less issuance costs of approximately $204,000, resulting in net proceeds of approximately $1,596,000 by the final closing date, July 25, 1997. In September 1997, the Board of Directors designated 300 shares as Series B Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 230 shares of
Series B Preferred Stock totaling $2,300,000, less issuance costs of approximately $232,000 resulting in net proceeds of approximately $2,064,000 by the final closing date, October 2, 1997. In January 1998, the Board of Directors designated 500 shares as Series C Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 375 shares of Series C Preferred Stock totaling $3,750,000, less issuance costs of approximately $215,000 resulting in net proceeds of approximately $3,530,000 by the final closing date, February 9, 1998.

The Series A, Series B and the Series C Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible into Class A common stock at the option of the holder, with volume limitations during the first 9 months after the respective final closing date, based on its stated value at the conversion date divided by a conversion price. Approximately 457,000 shares of Class A Common Stock was issued upon the conversion of 131 shares of Series A Preferred Stock, 104 shares of Series B Preferred Stock and 14 shares of Series C Preferred Stock during fiscal 1998. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in each of the Series A, Series B and Series C Preferred Stock is recognized as an imputed dividend in the amount of $318,200, $406,700, and $661,800, respectively, increasing net loss applicable to common shareholders on a pro rata basis from the date of issuance to the first date that conversion can occur.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

Each Class A warrant entitles the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $6.50 until February 2001. Each Class B warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $8.75 until February 2001. At June 30, 1998 2,667,759 Class A and 1,851,241 Class B warrants were exercisable and outstanding. During fiscal 1998, 11,251 shares of Class A common stock were issued upon the conversion of Class A warrants. The warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A common stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $9.10 per share for Class A warrants and $12.25 per share for Class B warrants. All Class B warrants must be redeemed if any are redeemed. All of the Class A common stock underlying the Class A and Class B warrants is registered and contractual restrictions on trading have expired.

Class C and Class D warrants were issued in connection with the private placement of Series A Convertible Preferred Stock which was completed by July 25, 1997. A total of 320,000 Class C warrants

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


were granted to the preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $5.63 until July 2000. A total of 64,000 Class D warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as the lessor of $5.63 or the average closing bid price for the Company's Class A common stock for the five day period preceding the conversion date, until July 2002. Class E and F, and Class G and H warrants were issued in connection with the private placements of the Series B Convertible Preferred Stock which was completed by October 2, 1997 and the Series C Preferred Stock issued on February 9, 1998 respectively. A total of 317,788 Class E warrants were granted to the Series B preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $7.24 until September 2000. A total of 47,668 Class F warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as $7.24. A total of 337,078 Class G warrants were granted to the Series C preferred stockholders which entitles the holder to purchase one share of Class A common stock at an exercise price of $6.68 until February 2000. A total of 58,427 Class H warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price defined as $6.68. Approximately 36,000 shares of Class A common stock were issued upon the conversion of 135,639 Class C, Class D and Class H warrants during fiscal 1998. The Company registered the resale of the Class A common stock underlying the Series A, Series B, and Series C Preferred Stock and the associated warrants on individual Form S-3's which became effective during fiscal 1998.

11. Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 1998, (approximate): Class A common stock options 984,000, private placement warrants 1,009,000, IPO warrants 4,519,000, 900,000 Class A shares reserved for the convertible preferred stock and the Class E common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria (see Note 10). However, the eight percent premium earned by the preferred shareholders of $311,529 was added to the net loss for computation purposes for the year ended June 30, 1998. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $1,386,700 for the year ended June 30, 1998. The imputed dividend resulted from a discount provision included in the Series A Preferred Stock issued on July 25, 1997, the Series B Preferred Stock issued on October 2, 1997 and the Series C Preferred Stock issued on February 9, 1998. The imputed dividend has been fully amortized by June 30, 1998.

----------------------------------------------------------------------------------------------------------
                                                         Loss                Shares              Per Share
Year Ended June 30,                                   (Numerator)         (Denominator)            Amount
----------------------------------------------------------------------------------------------------------
1998
----
Net loss                                             $(4,331,290)
Less:  Preferred Stock Premium                          (311,529)
       Imputed dividend on Series A, Series B
         and Series C Preferred Stock                 (1,386,700)
Basic and Diluted EPS
Net loss applicable to common shareholders           $(6,029,519)           3,010,861              $(2.00)

1997
----
Net loss                                             $(2,998,290)
Basic and Diluted EPS
Net loss applicable to common shareholders           $(2,998,290)           2,755,001              $(1.09)

                          LightPath Technologies, Inc.
                    Notes to Financial Statements - Continued


12. Pension Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discretionary contributions are made by the Company to match a portion of the funds the employee contributes. No Company contributions were made to this plan in the fiscal years ended June 30, 1998 and 1997.

13. Commitments and Contingencies

The Company has operating leases for office equipment and office space. Effective April 1, 1996, the Company has entered into a 5 year lease (with a three year renewal option) agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico. Rent expense recognized for the years ended June 30, 1998 and 1997 was $113,407 and $96,889 respectively. Commitments under noncancelable operating leases are $95,000 for 1999; $98,500 for 2000; and $76,500 for 2001.

The Company has employment agreements, which expire in November 1998 and April 2001, with two officers which provide for payment of salaries of $194,500 in 1999 and $132,000 thereafter. The Company has outstanding purchase commitments for approximately $408,000 at June 30, 1998 for manufacturing equipment, lens finishing and advertising.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

14. Related Party Transactions

During the fiscal years ended June 30, 1998 and 1997, current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company approximately $145,000 and $92,000, respectively. In addition, the Company retained the legal services of a stockholder for licensing work performed during fiscal 1998 and 1997 valued at $11,250 and $65,000, respectively, of which a portion in each year was paid for in Class A common stock. The Company paid $45,000, in fiscal 1997, to an employee and stockholder for product designs which the Company has subsequently applied for patent protection.

In June 1997 the Company entered into a one year Strategic Alliance Agreement with Invention Machine Corporation to create LightChip to develop and manufacture wavelength division multiplexing systems for use by telecommunication carriers, and network system integrators. Under the terms of the agreement, LightChip has utilized office equipment, office space and some personnel at no charge from LightPath, estimated value of these contributed services is approximately $137,000 for the fiscal year 1998. In addition, LightChip reimbursed LightPath for personnel, services and working capital provided during fiscal year 1998 totaling approximately $161,000, of which $10,446 is outstanding at June 30, 1998.

15. Subsequent Event

In September 1998, LightChip completed a private placement of convertible preferred stock with AT&T Ventures and LightPath for an amount totaling $5,250,000 and $1,250,000, respectively. Approximately 60% of the funds were received in September, the balance is due upon completion of product design requirements. Each share of preferred stock was issued at $.30 per share, 8% per annum dividend if declared, noncumulative and a liquidation preference equal to the purchase price plus any declared but unpaid dividends. Each share of LightChip preferred stock is convertible into one share of common stock (i) at the option of the holder, (ii) the consent of the majority of the outstanding preferred stock or (iii) an initial public offering if gross proceeds from the offering exceed 5 times that paid by the preferred stock holders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                      By: /s/ Donald E. Lawson September 2, 1998
                                         ---------------------------------------
                                                Donald E. Lawson            Date
                                            Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Donald E. Lawson     September 2, 1998
------------------------------------------
Donald E. Lawson
Chief Executive Officer, President and Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)



/s/ Leslie A. Danziger     September 2, 1998              /s/ James Adler Jr.          September 2, 1998
--------------------------------------------              ----------------------------------------------
Leslie A. Danziger                                        James Adler Jr.
Chairwoman of the Board                                   Director




/s/ Milton Klein, M.D.      September 2, 1998             /s/ Louis Leeburg            September 2, 1998
--------------------------------------------              ----------------------------------------------
Milton Klein, M.D.                                        Louis Leeburg
Director                                                  Director



/s/ Haydock H. Miller Jr.   September 2, 1998             /s/ James A. Wimbush         September 2, 1998
--------------------------------------------              ----------------------------------------------
Haydock H. Miller Jr.                                     James A. Wimbush
Director                                                  Director

                                      24