Form 10QSB
period 1998-09-30
LIGHTPATH TECHNOLOGIES INC
filed 1998-11-12
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                                   ----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from           to
                                         ----------   --------------

                        COMMISSION FILE NUMBER 000-27548


                          LIGHTPATH TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               86-0708398
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              http://www.light.net

     6820 Academy Parkway East, N.E.                                 87109
       Albuquerque, New Mexico                                     (Zip Code)
(Address of principal executive offices)

                                  (505)342-1100
               Registrant's telephone number, including area code:

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A,                          $.01 par value4,125,265 shares
Common Stock, Class E-1,                        $.01 par value1,492,480 shares
Common Stock, Class E-2,                        $.01 par value1,492,480 shares
Common Stock, Class E-3,                        $.01 par value 994,979 shares
------------------------                        -----------------------------
CLASS                                           OUTSTANDING AT OCTOBER 30,1998
================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

ITEM                                                                 PAGE
----                                                                 ----

PART I   FINANCIAL INFORMATION

         Balance Sheets                                                2
         Statements of Operations                                      3
         Statements of Cash Flows                                      4
         Notes to Financial Statements                                 5
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9

PART II  OTHER INFORMATION

         Legal Proceedings                                             12
         Changes in Securities and Use of Proceeds                     12
         Defaults Upon Senior Securities                               12
         Submission of Matters to a Vote of Security Holders           12
         Other Information                                             12
         Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                             13

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                     SEPTEMBER 30,    JUNE 30,
                                                         1998          1998
                                                    ------------   ------------
ASSETS                                                UNAUDITED
Current assets:
  Cash and cash equivalents                         $  2,598,301   $  4,237,400
  Trade accounts receivable                              265,969        256,491
  Inventories (NOTE 2)                                   539,062        488,710
  Advances to employees and related parties               41,288         38,560
  Prepaid expenses and other                              50,013         43,629
                                                    ------------   ------------
Total current assets                                   3,494,633      5,064,790

Property and equipment - net                             777,866        723,838
Intangible assets - net                                  534,729        519,839
Investment in LightChip, Inc. (NOTE 3)                   964,143             --
                                                    ------------   ------------
Total assets                                        $  5,771,371   $  6,308,467
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $    140,552   $    190,530
  Accrued payroll and benefits                           181,765        232,051
                                                    ------------   ------------
Total current liabilities                                322,317        422,581

Accrued loss of LightChip, Inc.                               --        921,662
Note payable to stockholder                               30,000         30,000

Commitments and contingencies

Redeemable common stock
  Class E-1 - performance based and redeemable
   common stock 1,492,480 and 1,481,584 shares
   issued and outstanding                                 14,925         14,816
  Class E-2 - performance based and redeemable
   common stock 1,492,480 and 1,481,584 shares
   issued and outstanding                                 14,925         14,816
  Class E-3 - performance based and redeemable
   common stock 994,978 and 987,715 issued and
   outstanding                                             9,950          9,877

Stockholders' equity
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; Series A convertible
    shares, 39 and 49 issued and outstanding,
  Series B convertible shares, 53 and 126 issued
    and outstanding,
  Series C convertible shares, 319 and 361 issued
     and outstanding, $4,111,000 liquidation
     preference at September 30, 1998                         4              5
  Common stock:
    Class A, $.01 par value, voting; 34,500,000
     shares authorized; 3,724,306 and 3,330,607
     shares issued and outstanding                        37,243         33,306
   Additional paid-in capital                         29,546,148     28,103,439
   Accumulated deficit                               (24,204,141)   (23,242,035)
                                                    ------------   ------------
Total stockholders' equity                             5,379,254      4,894,715
                                                    ------------   ------------
Total liabilities and stockholders' equity          $  5,771,371   $  6,308,467
                                                    ============   ============
See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30
UNAUDITED                                              1998             1997
                                                   -----------      -----------

REVENUES
   Lenses and other                                $   152,610      $   147,719
   Product development fees                             38,118           18,400
                                                   -----------      -----------
Total revenues                                         190,728          166,119

COSTS AND EXPENSES
   Cost of goods sold                                   91,840           83,442
   Selling, general and administrative                 753,478          849,799
   Research and development                            127,096          153,640
                                                   -----------      -----------
Total costs and expenses                               972,414        1,086,881
                                                   -----------      -----------
Operating loss                                        (781,686)        (920,762)

OTHER INCOME(EXPENSE)
   Investment income                                    45,864           19,524
   Interest expense                                       (850)          (1,681)
   Equity in loss of LightChip, Inc. (NOTE 3)         (225,434)          (9,680)
                                                   -----------      -----------
Net loss                                           $  (962,106)     $  (912,599)
                                                   ===========      ===========
Net loss applicable to common shareholders         $(1,061,683)     $(1,183,348)
                                                   ===========      ===========

Basic and diluted net loss per share  (NOTE 5)     $      (.31)     $      (.42)
                                                   ===========      ===========
Number of shares used in per share calculation       3,466,062        2,796,866
                                                   ===========      ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    --------------------------
UNAUDITED                                               1998           1997
                                                    -----------     ----------
OPERATING ACTIVITIES
Net loss                                            $  (962,106)    $ (912,599)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                         66,791         59,001
   Services provided for common stock                        --         18,408
   Equity in loss of LightChip, Inc.                    225,434          9,680
Changes in operating assets and liabilities:
  Receivables, advances to employees, related
   parties                                              (12,206)       (52,309)
  Inventories                                           (50,352)       (56,543)
  Prepaid expenses and other                             (6,384)          (273)
  Accounts payable and accrued expenses                (100,264)       (46,719)
                                                    -----------     ----------
Net cash used in operating activities                  (839,087)      (981,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions                       (115,569)      (102,681)
Costs incurred in acquiring patents                     (20,140)       (10,000)
Investment in LightChip, Inc.                          (713,333)       (23,720)
                                                    -----------     ----------
Net cash used in investing activities                  (849,042)      (136,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Convertible Series A and
 Series B preferred stock, net                               --      3,272,835
Proceeds from exercise of common stock options
 and warrants                                            39,950             --
Proceeds from issuance of common stock                    9,080        178,405
                                                    -----------     ----------
Net cash provided by financing activities                49,030      3,451,240
                                                    -----------     ----------
Net (decrease) increase in cash and cash
 equivalents                                         (1,639,099)     2,333,485
Cash and cash equivalents at beginning of period      4,237,400        993,505
                                                    -----------     ----------
Cash and cash equivalents at end of period          $ 2,598,301     $3,326,990
                                                    ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Sale of securities by LightChip, Inc.               $ 1,397,906     $       --

Class E common stock issued                         $       291     $      752

Conversion of preferred stock to Class A
  common stock                                      $     3,843     $       --

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                SEPTEMBER 30,1998

ORGANIZATION

LightPath Technologies, Inc. (the Company or LightPath) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is engaged in the production of GRADIUM(R) glass lenses and other optical materials and performs research and development for optical solutions for the fiber telecommunications and traditional optics markets. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems and enabling technology for emerging markets such as optoelectronics and telecommunications.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission on September 17, 1998.

The information furnished, in the opinion of management, reflects all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

PROPERTY  AND   EQUIPMENT  are  stated  at  cost  and   depreciated   using  the
straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

INTANGIBLE ASSETS consisting of patents and trademarks, are recorded at cost. Upon issuance of the patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets from ten to seventeen years. The recoverability of carrying values of these assets is evaluated on a recurring basis.

INVESTMENTS consists of the Company's ownership interest in LightChip Inc. (LightChip) which is accounted for under the equity method.

INCOME TAXES are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which requires an asset and liability approach to financial accounting and reporting for income taxes.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

STOCK BASED EMPLOYEE COMPENSATION is accounted for under the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which requires no recognition of compensation expense when the exercise price of the employee's stock option equals the market price of the underlying stock on the date of grant.

Pro forma information required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, has been presented under the fair value method using a Black-Scholes option pricing model.

PER SHARE DATA is accounted for under the provisions of the Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE, which was adopted by the Company on December 31, 1997. The impact of adopting FAS 128 on the calculation of earnings (loss) per share was not material, however, all prior period amounts were restated to conform to FAS 128. See Note 5.

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

2. INVENTORIES

The components of inventories include the following:

                                         September 30,           June 30,
                                             1998                  1998
                                          ---------             ---------
Finished goods and work in process        $ 418,817             $ 362,176
Raw materials                               120,245               126,534
                                          ---------             ---------
Total inventories                         $ 539,062             $ 488,710
                                          =========             =========

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

3. INVESTMENT IN LIGHTCHIP, INC.

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

On September 9, 1998, LightPath purchased 2,266,667 shares of voting Series A convertible preferred stock of LightChip in a private placement participating with AT&T Ventures who acquired 9,400,000 shares of voting Series A convertible preferred stock (Preferred Stock) for an aggregate of approximately $3.5 million. LightPath and AT&T Ventures have committed to purchase an additional
$570,000 and $2.5 million, respectively, of voting Series A1 convertible preferred stock due upon completion of product design requirements. Each share of Preferred Stock was issued at $.30 per share, 8% per annum dividend if declared, noncumulative and a liquidation preference equal to the purchase price plus any declared but unpaid dividends. In conjunction with the private placement all the convertible bridge loans outstanding at LightChip, totaling $890,000, converted to Preferred Stock at $.30 per share as permitted in the debt agreement. In addition, substantially all of the warrant holders of LightChip exercised their warrants, including 111,111 shares received upon exercise by LightPath. In total, LightChip issued approximately 16,460,000 shares of Preferred Stock. Each share of Preferred Stock is convertible into one share of Common Stock at (i) the option of the holder, (ii) the consent of the majority of the outstanding Preferred Stock or (iii) an initial public offering if gross proceeds from the offering exceed 5 times that paid by the Preferred Stock holders.

Accordingly, the Company recognized all of LightChip's losses from July 1, 1998 through the closing of the private placement on September 9, 1998, which upon completion, reduced the Company's voting interest to approximately 26%. From the closing date through September 30, 1998, the Company recognized its pro-rata share of LightChip's losses (approximately 26%). Upon completion of the sale of the Preferred Stock by LightChip, the Company recorded an increase to additional paid in capital of $1,397,906 which represents an amount necessary to increase LightPath's Investment in LightChip to its pro rata share of total LightChip equity at this date. Due to the Company's tax position, no deferred tax effects were recognized related to this increase to stockholders' equity.

4. STOCKHOLDERS' EQUITY

The Series A, Series B and the Series C Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible into Class A common stock at the option of the holder, with volume limitations during the first 9 months after the respective final closing date, based on its stated value at the conversion date divided by a conversion price. Approximately 384,000 shares of Class A Common Stock were issued upon the conversion of 10 shares of Series A Preferred Stock, 73 shares of Series B Preferred Stock and 42 shares of Series C Preferred Stock during the three months ended September 30, 1998. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

5. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at September 30, 1998, (approximate): Class A common stock options 1,079,000, private placement warrants 1,037,000, IPO warrants 4,519,000, 600,000 Class A shares reserved for the convertible preferred stock and the Class E common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria. However, the eight percent premium earned by the preferred shareholders of $99,577 and $32,099 was added to the net loss for computation purposes for the three months ended September 30, 1998 and 1997, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $238,650 for the three months ended September 30, 1997. The prior year imputed dividend resulted from a discount provision included in the Series A Preferred Stock.

                                           Three Months Ended September 30,
                                           --------------------------------
                                        Income          Shares      Per Share
                                      (Numerator)    (Denominator)    Amount
                                      -----------    -------------    ------
1998
Net loss                              $  (962,106)
Less: Preferred Stock Premium             (99,577)
BASIC EPS
Net loss applicable to common
 shareholders                         $(1,061,683)    3,466,062        $(.31)

1997
Net loss                              $  (912,599)
Less: Preferred Stock Premium             (32,099)
      Imputed dividend on Series A       (238,650)
BASIC EPS
Net loss applicable to common
  shareholders                        $(1,183,348)     2,796,866      $(.42)

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("THE ACT") PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EARLY STAGE OF DEVELOPMENT, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN THE COMPANY'S REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1999") COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1998")

         During the first quarter of fiscal 1999 the Company's management focused its efforts on two key areas 1) the completion of the AT&T Ventures' financing for the Company's subsidiary LightChip and 2) the distribution of collimator samples to potential customers for testing. On September 9, 1998, LightChip received approximately $3.5 million from AT&T Ventures and LightPath as consideration for the issuance of Series A Convertible Preferred Stock. The balance of the $6.5 million commitment ($3 million) is due upon completion of certain product design requirements by LightChip. In addition, $890,000 of LightChip's bridge loans converted to equity and LightChip's warrants totaling $508,333 were exercised. LightChip leased office space and moved key personnel to the Boston metro area to begin scale-up of their research and development efforts to meet product design milestones. The Company believes LightChip is making significant progress in the development of its products which will include GRADIUM glass for next-generation wavelength division multiplexing (WDM) products for metro and local area network applications. The Company will experience further dilution of its ownership in LightChip when the balance of the private placement is funded, currently anticipated to occur in fiscal 1999. The Company's internal focus has been on the development and shipment of product samples of LightPath's newly designed single-mode fiber collimator assembly (SMF assembly). The LightPath SMF assembly is approximately 50-60% smaller than the existing collimator. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company offers two product levels, the collimating lens and a SMF assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. In addition, LightPath is seeking to attract customers interested in obtaining a second source supplier since the majority of existing collimator sales are through one manufacturer. During the first quarter of 1999, production line SMF assembly and collimating lenses were delivered for testing to approximately 30 potential customers in the U.S. and Asia. The first scale-up production orders are expected in late calendar 1998 due to the amount of testing time required by telecommunication customers. Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in these optoelectronics products will equal or exceed the margins historically experienced in the traditional optics markets. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

         Consistent with the Company's strategy to focus its efforts in the optoelectronics and telecommunications market, it has continued to work towards further agreements with strategic companies to distribute GRADIUM into traditional optic products. During 1999, the Company announced a five year Strategic Agreement with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock products include high-end camera lenses, precision optical components, medical instruments and laser and imaging systems. The Company anticipates that this Agreement will provide a vehicle to expand the presence of its products in Europe to a much higher level

                         LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

without expanding its resources, although there can be no assurances in this regard. First quarter sales to the largest YAG laser manufacturers and suppliers in the world, Lumonics Corporation and Rofin-Sinar GmbH, continued as well as work with Karl Storz in the area of endoscopes. Although the Company worked with Fuji to retain an exclusive agreement for television camera lenses after the April 1998 contract expired, Fuji indicated after further evaluation of lens data, that they will not proceed with an exclusive agreement. The Company currently has relationships with eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new and sustain existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. For example, Permanova Lasersystems AB of Sweden, which completed lengthy trials in 1998 and qualified GRADIUM YAG lenses into systems produced by Rofin-Sinar GmbH, a major high-powered CO2 and YAG laser OEM headquartered in Germany.

         Revenues totaled $191,000 for 1999, an increase of approximately $25,000 or 15% over 1998. The increase was attributable to $5,000 in additional lens sales, primarily for lasers and wafer chip inspection, and an increase of $20,000 in product development/license fees. Sales of laser lenses during this period did not grow at the rate the Company had projected due to reduced laser equipment sales into Asia. The Company expects this trend of relatively flat laser lens sales to continue for fiscal 1999. Sales for wafer chip inspection lenses increased to prior levels in the quarter after a 1998 downturn due to problems with the Asian economy. Revenues for government funded subcontracts in the area of optoelectronics totaled $38,000 for 1999 versus $18,000 for solar energy work in 1998. At September 30, 1998, a backlog of $120,000 existed for lens sales and $312,000 in government project funding.

         In 1999, cost of sales was 60% of product sales, a slight increase from 1998, when cost of sales was 56% of product sales. The increase was primarily due to lower margins in sales to the wafer chip inspection markets. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs decreased $96,321, or 11% from 1998, primarily due to the reduction of personnel in administration and the reduction in overhead and personnel costs associated with LightChip. Research and development costs decreased $26,544 in 1999 versus 1998. The majority of development work consisted of expenses associated with the SMF assembly design and manufacturing process. In addition, development work is on-going to expand GRADIUM products to the areas of multiplexers, interconnects and cross-connects for the telecommunications industry.

         Investment income increased approximately $26,000 in 1999 due to the increase in interest earned on temporary investments primarily as a result of increased cash due to the 1998 private placements of convertible preferred stock. Interest expense was not significant in 1999 or 1998. The Company accounts for the investment in LightChip under the equity method. In June 1998, the Company committed to purchase $1.25 million of LightChip preferred stock thereby requiring the Company to recognize approximately all of LightChip's loss until the private placement occurred. With the completion of the September 1998 private placement, the Company's share of LightChip losses was reduced to its ownership percentage of approximately 26%.

         Net loss of $962,106 in 1999 was an increase of $49,507 from 1998 of which $215,754 relates to recognition of LightChip's loss. The remaining decrease of $166,243 was due to an increase in gross margin of $16,211, decreases in selling, general and administrative costs, and lower research and development costs totaling $122,865 and the increase in net interest income of $27,171. Net loss applicable to common shareholders of $1,061,683 included additional charges of $99,577 for the 8% premium on the preferred stock. Net loss per share of $.31 was a decrease of $.11 from 1998 net loss per share of $.42. The 1999 net loss per share was negatively impacted by $.07 due to LightChip's losses and $.03 due to the 8% premium on the preferred stock. The 1998 net loss per share contains an imputed dividend of $.09 arising from the issuance of preferred stock and $.01 due to the 8% premium on the preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY

         LightPath had previously financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. The Company intends to continue to explore additional funding opportunities in fiscal year 1999, although it currently has no commitments for such funding. Cash used in operations for the first quarter fiscal 1999 totaled approximately $839,000, a decrease of $142,000 from fiscal 1998, primarily due to administrative cost reductions. The Company expects to continue to incur losses until such time, if

                         LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 1999, the Company currently anticipates that approximately $500,000 will be expended for capital equipment and patent protection. To date, actual expenditures were approximately $136,000 and commitments for $200,000 are outstanding. The majority of the capital expenditures during the quarter were for equipment used to expand the Company's manufacturing facilities for collimator production.

         The Company purchased its 51% of the voting stock of LightChip for $23,720 in 1998. In September 1998, LightChip obtained a significant equity commitment of $6.5 million from the sale of convertible preferred stock to LightPath ($1.25 million) and AT&T Ventures ($5.25 million). Phase one of the funding, resulting in approximately $3.5 million, was received in September and the balance is due at the next stage of product development, currently anticipated to occur in fiscal 1999. In addition, debt holders of LightChip converted all of their outstanding balances to preferred stock and exercised substantially all of the outstanding warrants as part of the equity investment. As a result of these transactions, the Company controls approximately 26% of LightChip's voting stock at September 30, 1998.

         The Company believes that projected product sales and proceeds from the sale of its Series C Convertible Preferred Stock will provide adequate working capital into fiscal 1999 and will be used primarily to assist the Company's entrance into optoelectronics products development and sales. The Company intends to satisfy its fiscal 1999 obligation to purchase preferred stock in LightChip and other capital requirements by revenues generated from projected future product sales, and the reduction of operating expenses. Such sales will depend on the extent that the SMF assembly, collimating lenses and GRADIUM glass become commercially accepted and at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing to fund its obligation to provide future capital investments in LightChip or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company may have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.

YEAR 2000 RISKS; INFLATION; SEASONALITY
         Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. This problem is commonly referred to as the "Year 2000 Issue". The Company has determined that its internal computer systems, manufacturing equipment and software products were produced in compliance with the Year 2000 Issue and no material remediation costs have been incurred or are expected to be incurred by the Company. The Company has undertaken to confirm in writing whether the internal business operations of third parties with whom it has a material relationship will be affected by the Year 2000 Issue. The Company's assessment of third parties is not yet complete and the Company projects the assessment process will be completed prior to March 31, 1999. Given the status of our assessment a formal contingency plan has not yet been established for non-compliant third parties.

         The Company has not been significantly impacted by inflation in 1999 due to the nature of its product components and in prior years the Company was principally engaged in basic research and development. The Company does not believe that seasonal factors will have a significant impact on its business.

                          LIGHTPATH TECHNOLOGIES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in any legal actions since the period reported as to in the Company's Form 10-KSB for the year ended June 30, 1998. In addition, LightPath is subject to various claims and lawsuits in the ordinary course of its business, none of which are considered material to the Company's financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

         Katherine E. Dietze joined the Board of Directors on October 19, 1998. Ms. Dietze is currently employed as Managing Director in the Global Telecommunications and Media Group in the investment banking department of Credit Suisse First Boston, a leading global investment bank. . Ms. Dietze was nominated by the other Directors to fill the vacancy left by Milton Klein, M.D. who resigned his position on October 19, 1998, after serving on the board since the Company's inception, due to professional and personal commitments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            Exhibit 11 - Computation of Net Loss Per Share                 1
            Exhibit 27 - Financial Data Schedule                           1

1. Filed herewith.

         b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                         By: /s/ Donald Lawson  November 4, 1998
                                            ------------------------------------
                                                 Donald Lawson          Date
                                                 Chief Executive Officer