Form 10QSB
period 1998-12-31
LIGHTPATH TECHNOLOGIES INC
filed 1999-02-10
CIK 889971

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                        COMMISSION FILE NUMBER 000-27548

                              --------------------

                          LIGHTPATH TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                86-0708398
--------------------------------                              ----------------
(State or  other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              http://www.light.net

    6820 Academy Parkway East, N.E.
       Albuquerque, New Mexico                                      87109
----------------------------------------                          ---------
(Address of principal executive offices)                          (Zip Code)


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

Common Stock, Class A, $.01 par value                           4,601,203 shares
Common Stock, Class E-1, $.01 par value                         1,492,480 shares
Common Stock, Class E-2, $.01 par value                         1,492,480 shares
Common Stock, Class E-3, $.01 par value                           994,979 shares
---------------------------------------                         ----------------
Class                                           Outstanding at January 29,  1999
================================================================================

                           LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                      Page
                                                                      ----

PART I   FINANCIAL INFORMATION

         Balance Sheets                                                 2
         Statements of Operations                                       3
         Statements of Cash Flows                                       4
         Notes to Financial Statements                                  5
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10

PART II  OTHER INFORMATION

         Legal Proceedings                                              15
         Changes in Securities and Use of Proceeds                      15
         Defaults Upon Senior Securities                                15
         Submission of Matters to a Vote of Security Holders            15
         Other Information                                              15
         Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                              16

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                                   DECEMBER 31,       JUNE 30,
                                                      1998             1998
                                                 ------------      ------------
ASSETS                                             UNAUDITED
Current assets:
  Cash and cash equivalents                      $  1,709,981      $  4,237,400
  Trade accounts receivable - less
   allowance of $15,000 and $0                        315,168           256,491
  Inventories (NOTE 2)                                597,521           488,710
  Advances to employees and related parties            34,808            38,560
  Prepaid expenses and other                           38,101            43,629
                                                 ------------      ------------
Total current assets                                2,695,579         5,064,790

Property and equipment - net                          888,996           723,838
Intangible assets - net                               569,480           519,839
Investment in LightChip, Inc. (NOTE 3)                838,230                --
                                                 ============      ============
Total assets                                     $  4,992,285      $  6,308,467
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $    322,955      $    190,530
  Accrued payroll and benefits                        124,379           232,051
                                                 ------------      ------------
Total current liabilities                             447,334           422,581

Accrued loss of LightChip, Inc.                            --           921,662
Note payable to stockholder                            30,000            30,000

Commitments and contingencies

Redeemable  common stock
 Class E-1 - performance based and redeemable
  common stock 1,492,480 and 1,481,584 shares
  issued and outstanding                               14,925            14,816
 Class E-2 - performance based and redeemable
  common stock 1,492,480 and 1,481,584 shares
  issued and outstanding                               14,925            14,816
 Class E-3 - performance based and redeemable
  common stock 994,978 and 987,715 issued and
  outstanding                                           9,950             9,877

Stockholders' equity
 Preferred stock, $.01 par value; 5,000,000
  shares authorized;
 Series A convertible shares, 37 and 49 issued
  and outstanding, Series B convertible shares,
  1 and 126 issued and outstanding, Series C
  convertible shares, 155 and 361 issued and
  outstanding, $1,930,000 liquidation preference
  at December 31, 1998                                      2                 5
   Common stock:
 Class A, $.01 par value, voting; 34,500,000
  shares authorized; 4,601,203 and 3,330,607
  shares issued and outstanding                        46,012            33,306
 Additional paid-in capital                        29,705,102        28,103,439
 Accumulated deficit                              (25,275,965)      (23,242,035)
                                                 ------------      ------------
Total stockholders' equity                          4,475,151         4,894,715
                                                 ------------      ------------
Total liabilities and stockholders' equity       $  4,992,285      $  6,308,467
                                                 ============      ============
SEE ACCOMPANYING NOTES

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                    DECEMBER 31               DECEMBER 31
UNAUDITED                       1998         1997          1998          1997
                             ----------  -----------   -----------  -----------
REVENUES

 Lenses and other            $  200,973  $   123,969   $   353,583  $   271,688
 Product development fees        53,596       82,115        91,714      100,515
                             ----------  -----------   -----------  -----------
Total revenues                  254,569      206,084       445,297      372,203


COSTS AND EXPENSES
 Cost of goods sold             124,175       67,867       216,015      151,309
 Selling, general and
  administrative                759,589      839,154     1,513,067    1,688,953
 Research and development       174,072      171,188       301,168      324,828
                             ----------  -----------   -----------  -----------
Total costs and expenses      1,057,836    1,078,209     2,030,250    2,165,090
                             ----------  -----------   -----------  -----------
Operating loss                 (803,267)    (872,125)   (1,584,953)  (1,792,887)

OTHER INCOME(EXPENSE)

 Investment income               24,795       35,697        70,659       55,221
 Interest and other expense      (8,798)      (1,223)       (9,648)      (2,904)
 Equity in loss of LightChip,
  Inc.(NOTE 3)                 (125,913)     (14,040)     (351,347)     (23,720)
                             ----------  -----------   -----------  -----------
Net loss                     $ (913,183) $  (851,691)  $(1,875,289) $(1,764,290)
                             ==========  ===========   ===========  ===========
Net loss applicable to
 common shareholders         $ (972,247) $(1,313,509)  $(2,033,930) $(2,496,856)
                             ==========  ===========   ===========  ===========
Basic and diluted net loss
per share (NOTE 5)           $     (.23) $      (.46)  $      (.53) $      (.88)
                             ==========  ===========   ===========  ===========
Number of shares used in
per share calculation         4,213,215    2,881,147     3,841,778    2,836,586
                             ==========  ===========   ===========  ===========

SEE ACCOMPANYING NOTES.

                         LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                             DECEMBER 31
UNAUDITED                                                1998           1997
                                                     -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,875,289)   $(1,764,290)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                          170,129        121,073
  Allowance for doubtful accounts                         15,000             --
  Services provided for common stock                          --         27,491
  Equity in loss of LightChip, Inc.                      351,347         23,720
Changes in operating assets and liabilities:
  Receivables, advances to employees,
   related parties                                       (69,925)      (150,554)
  Inventories                                           (108,811)      (140,623)
  Prepaid expenses and other                               5,528         (4,001)
  Accounts payable and accrued expenses                   24,753       (178,840)
                                                     -----------    -----------
Net cash used in operating activities                 (1,487,268)    (2,066,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions - net                  (324,787)      (129,127)
Costs incurred in acquiring patents                      (60,141)       (19,350)
Investment in LightChip, Inc.                           (713,333)       (23,720)
                                                     -----------    -----------
Net cash used in investing activities                 (1,098,261)      (172,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Convertible Series A
 and Series B preferred stock, net                            --      3,268,973
Proceeds from exercise of common stock
 options and warrants                                     39,950             --
Proceeds from issuance of common stock                    18,160        291,967
                                                     -----------    -----------
Net cash provided by financing activities                 58,110      3,560,940
                                                     -----------    -----------
Net (decrease) increase in cash and cash
 equivalents                                          (2,527,419)     1,322,719
Cash and cash equivalents at beginning of period       4,237,400        993,505
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,709,981    $ 2,316,224
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock issued for services             $        --    $    27,490
Sale of securities by LightChip, Inc.                $ 1,397,906    $        --
Class E common stock issued                          $       291    $       845
Conversions of preferred stock to
 Class A common stock                                $    12,703    $        --

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 1998

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

INTANGIBLE ASSETS consisting of licenses, patents and trademarks, are recorded at cost. Upon issuance of the license, patent or trademark, these assets are amortized on the straight-line basis over the estimated useful lives of the related assets from ten to seventeen years. The recoverability of carrying values of these assets is evaluated on a recurring basis.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, and note payable to stockholder approximate fair value.

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

2. INVENTORIES

The components of inventories include the following:

                                                    December 31,      June 30,
                                                       1998            1998
                                                    ---------        ---------
          Finished goods and work in process        $ 436,483        $ 362,176
          Raw materials                               161,038          126,534
                                                    ---------        ---------
          Total inventories                         $ 597,521        $ 488,710
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

Accordingly, the Company recognized all of LightChip's losses from July 1, 1998 through the closing of the private placement on September 9, 1998, which upon completion, reduced the Company's voting interest to approximately 26%. From the closing date through December 31, 1998, the Company recognized its pro-rata share of LightChip's losses (approximately 26%). Upon completion of the sale of the Preferred Stock by LightChip, the Company recorded an increase to additional paid in capital of $1,397,906 which represents an amount necessary to increase LightPath's Investment in LightChip to its pro rata share of total LightChip equity at this date. Due to the Company's tax position, no deferred tax effects were recognized related to this increase to stockholders' equity.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

4. STOCKHOLDERS' EQUITY

The Series A, Series B and the Series C Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. Approximately 1,259,000 shares of Class A Common Stock were issued upon the conversion of 343 shares of Series A, Series B and Series C Preferred Stock during the six months ended December 31, 1998.

                     Preferred
                      Stock -   Common     Warrants   Warrants   Warrants  Common
                      Series    Stock       Class      Class      Class     Stock
Shares Outstanding   A, B & C  Class A      A & B    C, E & G    D, F & H  Options
------------------   --------  -------      -----    --------   --------   -------
Outstanding at
 June 30, 1998          536    3,330,607  4,519,000   914,068    123,345    983,875

  Issuance of shares     --        4,644         --        --         --         --
  Conversions          (343)   1,258,688         --        --         --         --
  Option grants          --           --         --        --         --    248,600
  Exercise of options    --        7,264         --        --         --     (7,264)
  Forfeitures            --           --         --        --         --     (2,200)

Outstanding at
 December 31, 1998      193    4,601,203  4,519,000   914,068    123,345  1,223,011

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

5. NET LOSS PER SHARE

Basic and Diluted net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at December 31, 1998,: Class A common stock options 1,223,011, private placement warrants 1,037,413, IPO warrants 4,519,000, 325,000
Class A shares reserved for the convertible preferred stock and the Class E common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria. However, an eight percent premium earned by the preferred shareholders was added to the net loss to reflect the net loss applicable to common shareholders (see table below). In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $384,575 and $623,225 for the three and six months ended December 31, 1997, respectively. The prior year imputed dividend resulted from a discount provision included in the Series A and Series B Preferred Stock.

                                        Three Months Ended                   Six Months Ended
                                           December 31,                         December 31,
                               ---------------------------------     --------------------------------
                                                             Per                                 Per
                                 Income         Shares      Share      Income        Shares     Share
                               (Numerator)   (Denominator)  Amount   (Numerator) (Denominator)  Amount
                               -----------   -------------  ------   ----------- -------------  ------
1998
Net loss                       $  (913,183)                         $(1,875,289)
Less: Preferred Stock Premium      (59,064)                            (158,641)
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                   $  (972,247)     4,213,215   $(.23)  $(2,033,930)   3,841,778     $(.53)

1997
Net loss                       $  (851,691)                         $(1,764,290)
Less: Preferred Stock Premium      (77,243)                            (109,341)
      Imputed dividend on
      Series A and Series B
      Preferred Stock             (384,575)                            (623,225)
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                   $(1,313,509)     2,881,147   $(.46)  $(2,496,856)   2,836,586     $(.88)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 ("1999") COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997 ("1998")

         During the second quarter of fiscal 1999 the Company's management focused its efforts on 1) the distribution of collimator lens and assembly samples to potential customers for testing and 2) the licensing agreements for fiberoptic switches between the Company and Herzel Laor. The Company's internal focus has been on the development and shipment of product samples of LightPath's newly designed single-mode fiber collimator assembly (SMF assembly) and the scale-up of manufacturing equipment to meet anticipated volumes. The LightPath SMF assembly is approximately 50-60% smaller than the existing collimator. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company offers two product levels, the collimating lens and a SMF assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of back reflection and insertion loss. To date in fiscal 1999, production line SMF assembly and collimating lenses were delivered for testing to approximately 45 potential customers in the U.S. and Asia. The Company has received mostly favorable comments on the collimating lenses due to the improvement potential customers have noted in insertion loss. The SMF assembly is still undergoing testing and modification based on customer feedback. The Company will display both products at trade shows in late January and February 1999. These shows provide the Company with the ability to deliver additional samples and meet with potential customers to distribute information on our products or to discuss test results from samples previously sent.

         During December 1998, LightPath and Herzel Laor entered into exclusive licensing agreements for the commercialization of two fiberoptic opto-mechanical switch technologies. The Company believes these agreements will accelerate its planned introduction of fiberoptic switching products for the telecommunications market. Mr. Laor and his businesses have been active in the development of fiberoptic switches for 20 years. The new products, which patent applications have been filed, are expected to enter into field trials in the middle of calendar 1999. Industry estimates of the current market sales for the mechanical switch are approximately $100 million. The Company anticipates sales of LightPath switches in calendar 2000, although there can be no assurances in this regard. The mechanical switch products are an excellent bridge to the material development the Company is undertaking for the more advanced optical matrix switch. It also continues the Company's strategy of incorporating its proprietary material technology into an increasing number of optical telecommunication components. With follow-on products such as isolators and amplifiers, the Company could develop their own products or strategically partner with another company that already has a product offering.

         During December 1998, the Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") held their marketing kick-off program in Germany for the development, production and joint-distribution of GRADIUM based optical products in Europe based upon the five year Strategic Agreement the companies entered into in the first quarter of fiscal 1999. The Company believes the relationship with Rodenstock and its remaining distributors may create new and sustain existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market.

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         Revenues totaled $255,000 for 1999, an increase of approximately $48,000 or 24% over 1998. The increase was attributable to $77,000 in additional product sales, primarily for lasers and wafer chip inspection, and a decrease of $29,000 in product development/license fees. Sales of laser lenses during this period did not grow at the rate the Company had projected due to reduced laser equipment sales into Asia. The Company expects this trend of relatively flat laser lens sales to continue for fiscal 1999. Sales for wafer chip inspection lenses increased slightly over 1998 levels. Revenues for government funded subcontracts in the area of optoelectronics totaled $51,000 for 1999 versus $49,000 for solar energy work and $33,000 in development fees in 1998. At December 31, 1998, a backlog of $120,000 existed for lens sales and $261,000 in government project funding. In addition, an agreement with Karl Storz requires an increase in the license fee to $20,833 per month effective January 1999.

         In 1999, cost of sales was 62% of product sales, an increase from 1998, when cost of sales was 55% of product sales. The increase was primarily due to lower margins in sales to the wafer chip inspection markets and some large scale laser optics. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs decreased $79,565, or 9% from 1998, primarily due to the reduction of personnel in administration and the reduction in overhead and personnel costs associated with LightChip. Research and development costs increased $2,884 in 1999 versus 1998. The majority of development work consisted of expenses associated with the SMF assembly design and manufacturing process. In addition, development work is on-going to expand GRADIUM products to the areas of multiplexers, interconnects and cross-connects for the telecommunications industry.

         Investment income decreased approximately $11,000 in 1999 due to the decrease in interest earned on temporary investments as a result of a decrease in cash reserves. Interest expense was not significant in 1999 or 1998. The Company incurred a loss of approximately $8,000 on the disposal of property used in California for a government contract. The Company accounts for the investment in LightChip under the equity method. The Company's 26% share of LightChip losses was $125,913 for the quarter versus $14,040 in 1998.

         Net loss of $913,183 in 1999 was an increase of $61,492 from 1998 of which $111,873 relates to recognition of LightChip's loss, $28,519 due to a decrease in product development fees while the gross margin on product sales increased $20,969, and $18,477 due to a decrease in other income (expense). These increased costs were offset by a $76,681, decrease in operating costs primarily in selling, general and administrative expense. Net loss applicable to common shareholders of $972,247 included an additional charge of $59,064 for the 8% premium on the preferred stock. Net loss per share of $.23 was a decrease of $.23 from 1998 net loss per share of $.46 of which $.11 was due to the increase in the number of weighted shares outstanding due to the conversion of Preferred Stock. The 1999 net loss per share was negatively impacted by $.03 due to LightChip's losses and $.01 due to the 8% premium on the preferred stock. The 1998 net loss per share contains an imputed dividend of $.13 arising from the issuance of preferred stock and $.03 due to the 8% premium on the preferred stock.

SIX MONTHS ENDED DECEMBER 31, 1998 ("1999") COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1997 ("1998")

         During the six months ended December 31, 1998, the Company's management focused its efforts on three key areas 1) the completion of the AT&T Ventures' financing for the Company's subsidiary LightChip, 2) the distribution of collimator lens and assembly samples to potential customers for testing and 3) the licensing agreement for fiberoptic switches between LightPath and Herzel Laor. On September 9, 1998, LightChip received approximately $3.5 million from AT&T Ventures and LightPath as consideration for the issuance of Series A Convertible Preferred Stock. The balance of the $6.5 million commitment ($3 million) is due upon completion of certain product design requirements by LightChip. In addition, $890,000 of LightChip's bridge loans converted to equity and LightChip's warrants totaling $508,333 were exercised. LightChip has relocated to the Boston metro area to begin scale-up of their research and development efforts to meet product design milestones. The Company believes LightChip is making significant progress in the development of its products which will include GRADIUM glass for next-generation wavelength division multiplexing (WDM) products for metro and local area network applications. The Company will experience further dilution of its ownership in LightChip when the balance of the private placement is funded, currently anticipated to occur in fiscal 1999. The Company's internal focus has been on the development and shipment of product samples of LightPath's newly designed single-mode fiber collimator assembly (SMF assembly) which is approximately 50-60% smaller than

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

the existing collimator. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company offers two product levels, the collimating lens and a SMF assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. In addition, LightPath is seeking to attract customers interested in obtaining a second source supplier since the majority of existing collimator sales are through one manufacturer. In 1999, production line SMF assembly and collimating lenses were delivered for testing to approximately 45 potential customers in the U.S. and Asia. The first scale-up production orders are expected in early 1999 due to the amount of testing time required by telecommunication customers. The Company has received mostly favorable comments from potential customers on the collimating lenses due to improved insertion loss. The SMF assembly is still undergoing testing and modification based on customer feedback. The Company will display both products at trade shows during January and February 1999. Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in these optoelectronics products will equal or exceed the margins historically experienced in the traditional optics markets.

         In December 1998, LightPath and Herzel Laor entered into an exclusive licensing agreement for the commercialization of two fiberoptic switch technologies. The Company believes these agreements will accelerate its planned introduction of fiberoptic switching products for the telecommunications market. Mr. Laor and his businesses have been active in the development of fiberoptic switches for 20 years. The new products, which patent applications have been filed, are expected to enter into field trials in the middle of calendar 1999. Industry estimates of the current market sales for the mechanical switch are approximately $100 million, and the Company anticipates sales of LightPath switches in calendar 2000. However, the telecommunications industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

         Consistent with the Company's strategy to focus its efforts in the optoelectronics and telecommunications market, it has continued to work towards further agreements with strategic companies to distribute GRADIUM into traditional optic products. During 1999, the Company announced a five year Strategic Agreement with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock products include high-end camera lenses, precision optical components, medical instruments and laser and imaging systems. During December 1998, the Company and Rodenstock held a joint marketing meeting in Germany to kick-off the program and coordinate efforts under the Agreement. The Company anticipates that this Agreement will provide a vehicle to expand the presence of its products in Europe to a much higher level without expanding its resources, although there can be no assurances in this regard. Sales to the largest YAG laser manufactures and suppliers in the world continued as well as work with Karl Storz in the area of endoscopes. Although the Company worked with Fuji to retain an exclusive agreement for television camera lenses after the April 1998 contract expired, Fuji indicated after further evaluation of lens data, that they will not proceed with an exclusive agreement. The Company currently has relationships with eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new and sustain existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market.

         Revenues totaled $445,000 for 1999, an increase of approximately $73,000 or 20% over 1998. The increase was attributable to $82,000 in additional lens sales, primarily for lasers and wafer chip inspection, and a decrease of $9,000 in product development/license fees. Sales of laser lenses during this period did not grow at the rate the Company had projected due to reduced laser equipment sales into Asia. The Company expects this trend of relatively flat laser lens sales to continue for fiscal 1999. Sales for wafer chip inspection lenses increased to 1998 levels in the second quarter of fiscal 1999. Revenues for government funded subcontracts in the area of optoelectronics totaled $90,000 for 1999 versus $68,000 for solar energy work and $33,000 in development fees during 1998. At December 31, 1998, a backlog of $120,000 existed for lens sales and $261,000 in government project funding. In addition, the agreement with Karl Storz requires an increase in the license fee to $20,833 per month effective January 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         In 1999, cost of sales was 61% of product sales, an increase from 1998, when cost of sales was 56% of product sales. The increase was primarily due to lower margins in sales to the wafer chip inspection markets and some large laser optics. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs in 1999 decreased $175,886, or 10% from 1998, primarily due to the reduction of personnel in administration and the reduction in overhead and personnel costs associated with LightChip. Research and development costs decreased $23,660 in 1999 versus 1998. The majority of development work consisted of expenses associated with the design and manufacturing process for telecommunications industry products.

         Investment income increased approximately $15,000 in 1999 due to the increase in interest earned on temporary investments primarily as a result of increased cash due to the 1998 private placements of convertible preferred stock. Interest expense was not significant in 1999 or 1998. The Company accounts for the investment in LightChip under the equity method. In June 1998, the Company committed to purchase $1.25 million of LightChip preferred stock thereby requiring the Company to recognize approximately all of LightChip's loss until the private placement occurred. With the completion of the September 1998 private placement, the Company's share of LightChip losses was reduced to its ownership percentage of approximately 26%. The Company has recognized $351,347 in LightChip losses in 1999 versus $23,720 in 1998.

         Net loss of $1,875,289 in 1999 was an increase of $110,999 from 1998 of which $327,627 relates to recognition of LightChip's loss. The remaining decrease of $216,628 was due to a $8,801 decrease in product development fees while the gross margin on product sales increased $17,189 and decreases in selling, general and administrative costs, and lower research and development costs totaling $199,546 and the increase in other income (expense) of $8,694. Net loss applicable to common shareholders of $2,033,930 included additional charges of $158,641 for the 8% premium on the preferred stock. Net loss per share of $.53 was a decrease of $.35 from 1998 net loss per share of $.88 of which $.19 was due to the increase is weighted shares due to conversion of Preferred Stock. The 1999 net loss per share was negatively impacted by $.09 due to LightChip's losses and $.04 due to the 8% premium on the preferred stock. The 1998 net loss per share contains an imputed dividend of $.22 arising from the issuance of preferred stock and $.04 due to the 8% premium on the preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY

         LightPath had previously financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. The Company intends to continue to explore additional funding opportunities in fiscal year 1999, although it currently has no commitments for such funding. Cash used in operations for the first quarter fiscal 1999 totaled approximately $1,487,000, a decrease of $579,000 from fiscal 1998, primarily due to administrative cost reductions. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 1999, the Company currently anticipates that approximately $500,000 will be expended for capital equipment and patent protection. To date, actual expenditures were approximately $325,000 and commitments for $100,000 are outstanding. The majority of the capital expenditures during the quarter were for equipment used to expand the Company's manufacturing facilities for collimator production.

         The Company purchased its 51% of the voting stock of LightChip for $23,720 in 1998. In September 1998, LightChip obtained a significant equity commitment of $6.5 million from the sale of convertible preferred stock to LightPath ($1.25 million) and AT&T Ventures ($5.25 million). In September 1998, Phase one or approximately $3.5 million was received and the balance is due at the next stage of product development, currently anticipated to occur in fiscal 1999. In addition, debt holders of LightChip converted all of their outstanding balances to preferred stock and exercised substantially all of the outstanding warrants as part of the equity investment. As a result of these transactions, the Company currently controls approximately 26% of LightChip's voting stock.

         The Company believes that projected product sales and proceeds from the sale of its Series C Convertible Preferred Stock will provide adequate working capital into fiscal 1999 and will be used primarily to assist the Company's entrance into optoelectronics products development and sales. The Company

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

intends to satisfy its obligation to purchase preferred stock in LightChip, which should occur in the fall of calendar 1999, and other capital requirements by revenues generated from projected future product sales, and the reduction of operating expenses. Such sales will depend on the extent that the SMF assembly, collimating lenses and GRADIUM glass become commercially accepted and at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. In addition, the Company may be required to seek additional financing to fund its obligation to provide future capital investments in LightChip or alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company may have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         LightPath Technologies, Inc. conducted its regular 1998 Annual Meeting of Stockholders on October 19, 1998. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

     1. Election of three Class I Directors to hold office until the Annual Meeting of Stockholders in 2001. The election of Ms. Leslie Danziger, Mr. Haydock H. Miller, Jr. and Mr. James A. Wimbush as Class I Director of the Company was approved by the stockholders by a vote of 6,040,778 FOR and 31,446 WITHHOLD AUTHORITY. The terms of the Company's Class II Directors, James L. Adler, Jr. and Dr. Milton Klein and of its Class III Directors, Louis Leeburg and Donald Lawson continued after the date of the Annual Meeting. After the Annual Meeting Dr. Klein resigned his position after serving on the board since the Company's inception, due to professional and personal commitments. Katerine Dietze was nominated by the other Directors to fill the vacancy

     2. Ratification of the selection of KPMG Peat Marwick LLP as independent accountants for the Company for the fiscal year ending June 30, 1999 was approved by the stockholders by a vote of 6,022,372 FOR, 42,937 AGAINST and 3,415 ABSTENTIONS.

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

1. Filed herewith.

b) No reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the quarter ended December 31, 1998.

                          LIGHTPATH TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                          By: /s/ Donald Lawson January 29, 1999
                                             -----------------------------------
                                                  Donald Lawson             Date
                                                         Chief Executive Officer