Form 10QSB
period 1999-03-31
LIGHTPATH TECHNOLOGIES INC
filed 1999-05-14
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                   FORM 10-QSB
                               ___________________

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

               Registrant's telephone number, including area code:
                                  (505)342-1100
                                -----------------
         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES __X__ NO ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                          4,876,512 shares
Common Stock, Class E-1, $.01 par value                        1,492,480 shares
Common Stock, Class E-2, $.01 par value                        1,492,480 shares
Common Stock, Class E-3, $.01 par value                          994,979 shares
---------------------------------------                          --------------
Class                                              OUTSTANDING AT APRIL 30, 1999

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

ITEM                                                                  PAGE
----                                                                  ----

PART I   FINANCIAL INFORMATION

         Balance Sheets                                                2
         Statements of Operations                                      3
         Statements of Cash Flows                                      4
         Notes to Financial Statements                                 5
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10

PART II  OTHER INFORMATION

         Legal Proceedings                                            16
         Changes in Securities and Use of Proceeds                    16
         Defaults Upon Senior Securities                              16
         Submission of Matters to a Vote of Security Holders          16
         Other Information                                            16
         Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                            17

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                                    MARCH 31,        JUNE 30,
                                                                                      1999             1998
                                                                                ----------------------------------
                                                                                    UNAUDITED
ASSETS
Current assets:
  Cash and cash equivalents                                                        $    999,271     $  4,237,400
  Trade accounts receivable - less allowance of $15,000 and $0                          263,026          256,491
  Inventories (NOTE 2)                                                                  589,059          488,710
  Advances to employees and related parties                                              18,557           38,560
  Prepaid expenses and other                                                             22,715           43,629
                                                                                ----------------------------------
Total current assets                                                                  1,892,628        5,064,790

Property and equipment - net                                                            864,966          723,838
Intangible assets - net                                                                 568,206          519,839
Investment in LightChip, Inc. (NOTE 3)                                                  612,767                -
                                                                                ----------------------------------
Total assets                                                                      $   3,938,567    $   6,308,467
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                        $     155,021    $     190,530
  Accrued payroll and benefits                                                          146,428          232,051
                                                                                ----------------------------------
Total current liabilities                                                               301,449          422,581

Accrued loss of LightChip, Inc.                                                               -          921,662
Note payable to stockholder                                                              30,000           30,000

Commitments and contingencies

Redeemable common stock
  Class E-1 - performance based and redeemable common stock
   1,492,480 and 1,481,584 shares issued and outstanding                                 14,925           14,816
  Class E-2 - performance based and redeemable common stock
   1,492,480 and 1,481,584 shares issued and outstanding                                 14,925           14,816
  Class E-3 - performance based and redeemable common stock
   994,978 and 987,715 issued and outstanding                                             9,950            9,877

Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
    Series A convertible shares, 37 and 49 issued and outstanding,
    Series B convertible shares, 1 and 126 issued and outstanding,
    Series C convertible shares, 152 and 361 issued and outstanding,
   $1,900,000 liquidation preference at March 31, 1999                                        2                5
   Common stock:
    Class A, $.01 par value, voting; 34,500,000 shares authorized;
     4,615,634 and 3,330,607 shares issued and outstanding                               46,156           33,306
   Additional paid-in capital                                                        29,747,976       28,103,439
   Accumulated deficit                                                              (26,226,816)     (23,242,035)
                                                                                ----------------------------------
Total stockholders' equity                                                            3,567,318        4,894,715
                                                                                ----------------------------------
Total liabilities and stockholders' equity                                         $  3,938,567   $    6,308,467
                                                                                ==================================

   SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                               THREE MONTHS                NINE MONTHS
                                                                   ENDED                      ENDED
                                                                  MARCH 31                   MARCH 31
UNAUDITED                                                  1999          1998           1999           1998
                                                     ----------------------------------------------------------------
REVENUES

   Lenses and other                                    $    159,854  $    113,963   $    513,437   $    385,651

   Product development fees                                 131,747        10,000        223,461        110,515
                                                     -----------------------------------------------------------------

Total revenues                                              291,601       123,963        736,898        496,166


COSTS AND EXPENSES

   Cost of goods sold                                        80,632        71,419        296,647        222,728

   Selling, general and administrative                      710,474       883,178      2,223,541      2,572,131

   Research and development                                 200,628       122,651        501,796        447,479
                                                     ----------------------------------------------------------------

Total costs and expenses                                    991,734     1,077,248      3,021,984      3,242,338
                                                     -----------------------------------------------------------------

Operating loss                                             (700,133)     (953,285)    (2,285,086)    (2,746,172)


OTHER INCOME(EXPENSE)

   Investment income                                         13,204        54,877         83,863        110,098

   Interest and other expense                                  (441)       (1,258)       (10,089)        (4,162)

   Equity in loss of LightChip, Inc. (NOTE 3)              (225,463)            -       (576,810)       (23,720)
                                                     ----------------------------------------------------------------

Net loss                                                  $(912,833)    $(899,666)   $(2,788,122)   $(2,663,956)
                                                     ================================================================

Net loss applicable to common shareholders                $(950,851)  $(1,429,878)   $(2,984,781)   $(3,926,735)
                                                     ================================================================


Basic and diluted net loss per share  (NOTE 5)               $(.21)        $(.46)         $(.73)        $(1.34)
                                                     ================================================================

Number of shares used in per share calculation            4,602,501     3,080,463      4,091,651      2,916,691
                                                     ================================================================

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31
UNAUDITED                                                                   1999           1998
                                                                       -------------------------------
OPERATING ACTIVITIES
Net loss                                                               $(2,788,122)   $(2,663,956)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           262,781        199,420
   Allowance for doubtful accounts                                          15,000              -
   Services provided for common stock                                            -         11,250
   Equity in loss of LightChip, Inc.                                       576,810         23,720
Changes in operating assets and liabilities:
  Receivables, advances to employees, related parties                       (1,532)       (46,632)
  Inventories                                                             (100,349)      (181,621)
  Prepaid expenses and other                                                20,914         (1,846)
  Accounts payable and accrued expenses                                   (121,132)      (186,478)
                                                                       -------------------------------
Net cash used in operating activities                                   (2,135,630)    (2,846,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions - net                                    (387,558)      (162,134)
Costs incurred in acquiring patents                                        (64,718)       (30,409)
Investment in LightChip, Inc.                                             (713,333)       (23,720)
                                                                       -------------------------------
Net cash used in investing activities                                   (1,165,609)      (216,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Convertible Series A
 and Series B preferred stock, net                                               -      6,802,576
Proceeds from exercise of common stock options and warrants                 39,950              -
Proceeds from issuance of common stock                                      23,160        308,206
                                                                       -------------------------------
Net cash provided by financing activities                                   63,110      7,110,782
                                                                       -------------------------------
Net (decrease) increase in cash and cash equivalents                    (3,238,129)     4,048,376
Cash and cash equivalents at beginning of period                         4,237,400        993,505
                                                                       ===============================
Cash and cash equivalents at end of period                             $   999,271     $5,041,881
                                                                       ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock issued for services                               $          -   $    11,250

Sale of securities by LightChip, Inc.                                  $ 1,397,906    $         -

Class E common stock issued                                            $       291    $       846
Conversions of preferred stock to Class A common stock                 $    12,717    $     3,805

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 1999

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission on September 17, 1998.

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

PER SHARE DATA is accounted for under the provisions of the Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE. See Note 5.

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

2.         INVENTORIES
The components of inventories include the following:

                                            March 31,          June 30,
                                              1999               1998

Finished goods and work in process             $ 442,337          $ 362,176
Raw materials                                    146,722            126,534
                                        ----------------- ------------------
Total inventories                              $ 589,059          $ 488,710
                                        ================= ==================

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

Accordingly, the Company recognized all of LightChip's losses from July 1, 1998 through the closing of the private placement on September 9, 1998, which upon completion, reduced the Company's voting interest to approximately 26%. From the closing date through March 31, 1999, the Company recognized its pro-rata share of LightChip's losses (approximately 26%). Upon completion of the sale of the Preferred Stock by LightChip, the Company recorded an increase to additional paid in capital of $1,397,906 which represents an amount necessary to increase LightPath's Investment in LightChip to its pro rata share of total LightChip equity at this date. Due to the Company's tax position, no deferred tax effects were recognized related to this increase to stockholders' equity.

4.  STOCKHOLDERS' EQUITY

The Series A, Series B and the Series C Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. Approximately 1,272,000 shares of Class A common stock were issued upon the conversion of 346 shares of Series A, Series B and Series C Preferred Stock during the nine months ended March 31, 1999.

                              Preferred       Common      Warrants   Warrants  Warrants    Common
                               Stock -
                                Series        Stock         Class      Class     Class      Stock
SHARES OUTSTANDING             A, B & C      CLASS A        A & B    C, E & G  D, F & H    OPTIONS
------------------             --------      -------        -----    --------  --------    -------
Outstanding at

     June 30, 1998                    536    3,330,607     4,519,000   914,068   123,345     983,875


         Issuance of shares             -        6,093             -         -         -           -

         Conversions                 (346)   1,271,670             -         -         -           -

         Option grants                  -            -             -         -         -     248,600

         Exercise of options            -        7,264             -         -         -      (7,264)

         Forfeitures                    -            -             -         -         -    (98,700)

Outstanding at

     March 31, 1999                   190    4,615,634     4,519,000   914,068   123,345   1,126,511

5.  NET LOSS PER SHARE

Basic and Diluted net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at March 31, 1999: Class A common stock options 1,126,511, private placement warrants 1,037,413, IPO warrants 4,519,000, 605,000 Class A shares reserved for the convertible preferred stock and the Class E common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria. However, an eight percent premium earned by the preferred shareholders was added to the net loss to reflect the net loss applicable to common shareholders (see table below). In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $432,575 and $1,055,800 for the three and nine months ended March 31, 1998, respectively. The prior year imputed dividend resulted from a discount provision included in the Series A, Series B and Series C Preferred Stock.


                                                   Three Months Ended                        Nine Months Ended
                                                       March 31,                                  March 31,
                                       -------------- --------------- --------- -------------- --------------- ----------
                                                                      Per
                                          Income          Shares       Share       Income          Shares      Per Share
                                        (Numerator)    (Denominator)   Amount    (Numerator)   (Denominator)    Amount
                                       -------------- --------------- --------- -------------- --------------- ----------
1999
----
Net loss                                   $(912,833)                             $(2,788,122)
Less:    Preferred Stock Premium             (38,018)                                (196,659)
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                               $(950,851)    4,602,501     $(.21)     $(2,984,781)   4,091,651      $(.73)

1998
----
Net loss                                   $(899,666)                             $(2,663,956)
Less:    Preferred Stock Premium             (97,637)                                (206,979)
            Imputed dividend on
              Series A, Series B and
              Series   C    Preferred
Stock                                       (432,575)                              (1,055,800)
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                             $(1,429,878)    3,080,463     $(.46)     $(3,926,735)   2,916,691     $(1.34)

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

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

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED MARCH 31, 1999 ("1999") COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998 ("1998")

         During the third quarter of fiscal 1999 the Company's management continued its efforts for 1) the sale of collimator lenses and assemblies and the distribution of collimator samples to potential customers for testing and 2) the development of fiberoptic switches based on the licensing agreement with Herzel Laor. The Company's internal focus has been on the sale and shipment of products and samples of LightPath's newly designed single-mode fiber collimator assembly (SMF assembly), the scale-up of manufacturing equipment to meet anticipated volumes and the refinement of our product based on customer feedback. The LightPath SMF assembly is approximately 50-60% smaller than the existing collimator. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company offers three product levels, the collimating lens, a SMF assembly and a large-beam collimating assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of back reflection and insertion loss at a very competitive price. To date in fiscal 1999, production line SMF assembly, large-beam collimating assembly and collimating lenses were delivered for testing to approximately 50 potential customers in the U.S. and Asia. The Company has received mostly favorable comments on the collimating lenses due to the improvement potential customers have noted in insertion loss and the cost structure. The Company displayed all three products at trade shows in January and February 1999. These shows provided the Company with the ability to deliver additional samples and to meet with potential customers to distribute information on our products or to discuss test results from samples previously sent. During March 1999, the Company received over $30,000 in orders for all three of the Company's collimator products from approximately 10 customers. The Company believes these orders are for a second level of product testing and could potentially lead to higher-volume production orders.

         During the third quarter, the Company received, de-bugged and brought on-line the automated laser polishing and fusion equipment used to manufacture its collimator assemblies. This equipment, which was developed jointly with the National Institute of Optics of Canada, is key to successful entry into the collimator market. Utilizing this proprietary concept, the Company is entering into this market with a low cost solution at a time when telecommunication equipment OEMs are being forced to reduce their costs. The Company believes that its proprietary glass and packaging technologies are well suited to provide cost effective solutions in both the collimator and switch products, as well as follow-on product offerings.

         The Company also successfully conducted initial Bellcore testing during the quarter on its collimator assembly products from the new production equipment. Bellcore testing, in the form of both mechanical and environmental reliability, is necessary for all telecommunications components.

         During the third quarter, the Company pursued a partner to develop and distribute two fiberoptic opto-mechanical switch technologies which the Company had obtained from a December 1998 exclusive licensing agreements with Herzel Laor. On April 27, 1999, the Company signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology which is part of the larger Kaifa Group based in China. The Company believes these agreements will accelerate its planned introduction of

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

fiberoptic switching products for the telecommunications market. Mr. Laor and his businesses have been active in the development of fiberoptic switches for 20 years. The new products, for which patent applications have been filed, are expected to enter into field trials by the end of calendar 1999. Under the terms of the agreement with Kaifa, the two companies will jointly complete the development of the two mechanical switches. The manufacturing and assembly will occur in China. Both parties can market the switch products and a royalty will be paid to LightPath for all product sold under the Kaifa name. Industry estimates of the current market sales for the mechanical switch are approximately $100 million. The Company anticipates sales of LightPath switches in calendar 2000, although there can be no assurances in this regard. The mechanical switch products are an excellent bridge to the materials development the Company is undertaking for the more advanced optical matrix switch. It also continues the Company's strategy of incorporating its proprietary materials technology into an increasing number of optical telecommunication components to achieve cost effective solutions. With follow-on products such as isolators and amplifiers, the Company could develop its own products based on materials enhancements or strategically partner with another company that already has such a product offering.

         The Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe based upon the five year Strategic Agreement the companies entered into in the first quarter of fiscal 1999. The Company believes the relationship with Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. The Company's remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market.

         Revenues totaled $292,000 for 1999, an increase of approximately $168,000 or 135% over 1998. The increase was attributable to $46,000 in additional product sales, primarily for lasers and wafer chip inspection lenses, and $122,000 in product development/license fees. Sales of laser and wafer chip inspection lenses during this period increased 40% which was 10% below the rate the Company had budgeted due to reduced laser equipment sales, however, it is stronger growth than the Company had experienced earlier in fiscal 1999. The Company expects this trend to continue during the fourth quarter. Revenues for government funded subcontracts in the area of optoelectronics totaled $56,000 for 1999. Development/license fees were $76,000 in 1999 versus $10,000 in 1998. At March 31, 1999, a backlog of $95,000 existed for lens sales, $35,000 in collimator sales and $204,000 in government project funding. In addition, the Company's exclusive agreement with Karl Storz requires an increase in the license fee to $20,833 per month effective January 1999. This minimum level results in a total license fee of $250,000 for calendar year 1999.

         In 1999, cost of sales was 50% of product sales, a decrease from 1998, when cost of sales was 63% of product sales. The decrease was primarily due to higher margins on sales to distributors during the quarter. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs decreased $172,704, or 20% from 1998, primarily due to the reduction of personnel in administration and the reduction in overhead and personnel costs associated with LightChip. Research and development costs increased $77,977 in 1999 versus 1998. The majority of development work consisted of expenses associated with the collimator assembly design and manufacturing process. In addition, development work is on-going to expand GRADIUM products to the areas of switches, interconnects and cross-connects for the telecommunications industry.

         Investment income decreased approximately $42,000 in 1999 due to the decrease in interest earned on temporary investments as a result of a decrease in cash balances. Interest expense was not significant in 1999 or 1998. The Company accounts for the investment in LightChip under the equity method. The Company's 26% share of LightChip losses was $225,463 for the quarter versus $0 in 1998.

         Net loss of $912,833 in 1999 was an increase of $13,167 from 1998 of which $225,463 relates to recognition of LightChip's loss and $40,856 due to a decrease in other income (expense). These increased costs were partially offset by a $121,747 increase in product development fees while the gross margin on product sales increased $36,678. In addition, there was a $94,727 decrease in operating costs primarily in selling, general and administrative expense. Net loss applicable to common shareholders of $950,851 included an additional charge of $38,018 for the 8% premium on the preferred stock. Net loss per share of $.21 was a decrease of $.25 from 1998 net loss per share of $.46 of which $.10 was due to the increase in the number of weighted shares outstanding due to the conversion of preferred stock. The 1998 net loss per share contains an

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

imputed dividend of $432,575 arising from the issuance of preferred stock and $97,637 due to the 8% premium on the preferred stock.

NINE MONTHS ENDED MARCH 31, 1999 ("1999") COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998 ("1998")

         During the nine months ended March 31, 1999, the Company's management focused its efforts on four key areas 1) the completion of the AT&T Ventures' financing for the Company's affiliate LightChip, 2) the sale and distribution of collimator lens and assembly samples to potential customers for testing, 3) the licensing agreement for fiberoptic switches between LightPath and Herzel Laor and 4) the implementation of the strategic plan to focus the Company as a provider of cost effective product solutions for the telecommunication optical components industry. On September 9, 1998, LightChip received approximately $3.5 million from AT&T Ventures and LightPath as consideration for the issuance of its Series A convertible preferred stock. The balance of the $6.5 million commitment ($3 million) is due upon completion of certain product design requirements by LightChip. In addition, $890,000 of LightChip's bridge loans converted to equity and LightChip's warrants totaling $508,333 were exercised. LightChip has relocated to the Boston metropolitan area to begin scale-up of their research and development efforts to meet product design milestones. The Company believes LightChip is making significant progress in the development of its products for next-generation wavelength division multiplexing (WDM) products for metro and local area network applications. The Company will experience further dilution of its ownership in LightChip when the balance of the private placement is funded, currently anticipated to occur by the Fall 1999.

         LightPath has granted to LightChip a worldwide, royalty free license for the use of GRADIUM glass, as well as any newly developed intellectual property, in the field of fiber-optic communication systems, components and devices.  LightPath  has  retained  the  rights to the  specific  areas of fiber collimators, isolators, amplifiers, circulators, couplers, splitters and fiber-optic switches.

         The Company's internal focus, during the nine month period, has been on the development and shipment of product samples of LightPath's newly designed single-mode fiber collimator assembly (SMF assembly) which is approximately 50-60% smaller than the existing collimator. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company offers three product levels, the collimating lens, a SMF assembly and a large-beam collimator assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. In addition, LightPath is seeking to attract customers interested in obtaining a second source supplier since the majority of existing collimator sales are through one manufacturer. In 1999, production line SMF assembly and collimating lenses were delivered for testing to approximately 50 potential customers in the U.S. and Asia. The first scale-up production orders are expected in late calendar 1999 due to the amount of testing time required by telecommunication customers. The Company has received mostly favorable comments from potential customers on the collimating lenses due to improved insertion loss. The Company displayed all three products at trade shows during January and February 1999 resulting in the shipment of testing products to other potential customers. Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in these optoelectronics products will equal or exceed the margins historically experienced in the traditional optics markets.

         In December 1998, LightPath and Herzel Laor entered into an exclusive licensing agreement for the commercialization of two fiberoptic opto-mechanical switch technologies. On April 27, 1999, The Company signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology which is part of the larger Kaifa Group based in China. The Company believes these agreements will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. Mr. Laor and his businesses have been active in the development of fiberoptic switches for 20 years. The new products, for which patent applications have been filed, are expected to enter into field trials in the middle of calendar 1999. Since the license agreement was signed, the Company has been working to develop the first products for testing and establish a partnering relationship for assembly and distribution. The Company believes its agreement with Kaifa Technology will accomplish this goal. Under the terms of the agreement with Kaifa, the two companies will jointly complete the development of the two mechanical switches. The manufacturing and assembly will occur in China. Both parties can market the switch

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

products and a royalty will be paid to LightPath for all product sold under the Kaifa name. Industry estimates of the current market sales for the mechanical switch are approximately $100 million, and the Company anticipates sales of LightPath switches in calendar 2000. However, the telecommunications industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

         Consistent with the Company's strategy to focus its efforts in the optoelectronics and telecommunications market, it has continued to work towards further agreements with strategic companies to distribute GRADIUM into traditional optic products. During 1999, the Company announced a five year Strategic Agreement with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock products include high-end camera lenses, precision optical components, medical instruments and laser and imaging systems. During December 1998, the Company and Rodenstock held a joint marketing meeting in Germany to kick-off the program and coordinate efforts under the Agreement. The Company anticipates that this Agreement will provide a vehicle to expand the presence of its products in Europe to a much higher level without expanding its resources, although there can be no assurances in this regard. Sales to the largest YAG laser manufacturers and suppliers in the world continued as well as work with Karl Storz in the area of endoscopes. Although the Company worked with Fuji to retain an exclusive agreement for television camera lenses after the April 1998 contract expired, Fuji indicated after further evaluation of lens data, that they will not proceed with an exclusive agreement. The Company currently has relationships with eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new and sustain existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market.

         Revenues totaled $737,000 for 1999, an increase of approximately $241,000 or 49% over 1998. The increase was attributable to $128,000 in additional lens sales, primarily for lasers and wafer chip inspection, and $113,000 in product development/license fees. Sales of lenses during this period increased 33% which was below the 50% growth the Company had budgeted due to reduced laser equipment sales into Asia. The Company expects the rate of growth for laser and wafer chip inspection lenses to continue through the fourth quarter. Revenues for government funded subcontracts in the area of optoelectronics totaled $146,000 for 1999 versus $68,000 for solar energy work during 1998. The Company received $77,000 in license and development fees for 1999 versus $43,000 in development fees during 1998. At March 31, 1999, a backlog of $95,000 existed for lens sales, $35,000 in collimator sales and $204,000 in government project funding. In addition, the agreement with Karl Storz requires an increase in the license fee to $20,833 per month effective January 1999.

         In 1999, cost of sales was 58% of product sales, equal to the 1998 rate. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs in 1999 decreased $348,590, or 14% from 1998, primarily due to the reduction of personnel in administration and the reduction in overhead and personnel costs associated with LightChip. Research and development costs increased $54,317 in 1999 versus 1998. The majority of development work consisted of expenses associated with the design and manufacturing process for telecommunications industry products.

         Investment income decreased approximately $26,000 in 1999 due to the decrease in interest earned on temporary investments primarily as a result of the decreased cash position of the Company. Interest expense was not significant in 1999 or 1998. The Company accounts for the investment in LightChip under the equity method. In June 1998, the Company committed to purchase $1.25 million of LightChip preferred stock thereby requiring the Company to recognize substantially all of LightChip's loss until the private placement occurred. With the completion of the September 1998 private placement, the Company's share of LightChip losses was reduced to its ownership percentage of approximately 26%. The Company has recognized $576,810 in LightChip losses in 1999 versus $23,720 in 1998.

         Net loss of $2,788,122 in 1999 was an increase of $124,166 from 1998 of which $553,090 relates to recognition of LightChip's loss and the decrease in other income (expense) of $32,162. The remaining decrease of $461,086 was due to a $112,946 increase in product development fees, the increase in gross margin on product sales of $53,867 and decreases in selling, general and administrative costs, and lower research and development costs totaling $294,273. Net loss applicable to common shareholders of $2,984,781 included additional charges of $196,659 for the 8% premium on the preferred stock. Net loss per share of $.73 was a

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

decrease of $.61 from 1998 net loss per share of $1.34 of which $.29 was due to the increase in weighted shares due to the conversion of preferred stock. The 1998 net loss applicable to common shareholders of $3,926,735 contains an imputed dividend of $1,055,800 arising from the issuance of preferred stock and $206,979 due to the 8% premium on the preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

         LightPath had previously financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. The Company intends to continue to explore additional funding opportunities in fiscal year 1999, although  it  currently  has no  commitments  for  such  funding.  Cash  used in operations for the first three quarters of fiscal 1999 totaled approximately $2,136,000, a decrease of $710,000 from fiscal 1998, due in part to administrative cost reductions. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 1999, the Company has expended for capital equipment and patent protection approximately $453,000 and has outstanding commitments for an additional $100,000. The majority of the capital expenditures during the year were for equipment used to expand the Company's manufacturing facilities for collimator production.

         The Company purchased its 51% of the voting stock of LightChip for $23,720 in 1998. In September 1998, LightChip obtained a significant equity commitment of $6.5 million from the sale of convertible preferred stock to LightPath ($1.25 million) and AT&T Ventures ($5.25 million). In September 1998, phase one or approximately $3.5 million was received and the balance is due at the next stage of product development, currently anticipated to occur in the fall of 1999. In addition, debt holders of LightChip converted all of their outstanding balances to preferred stock and exercised substantially all of the outstanding warrants as part of the equity investment. As a result of these transactions, the Company currently holds approximately 26% of LightChip's voting stock.

         The Company believes that projected product sales and proceeds from the sale of its Series C Convertible Preferred Stock will provide adequate working capital for the remainder of fiscal 1999. Such sales will depend on the extent that the SMF assembly, collimating lenses and GRADIUM glass become commercially accepted and at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. At this time the Company does not believe product sales will reach the level required to sustain its operations and growth plans into fiscal 2000, therefore, the Company is actively pursuing additional financing. If financing is not available, the Company may not be able to fund its obligation to LightChip which would further dilute the ownership interest in LightChip. The Company may also be required to alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company may have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.





YEAR 2000 RISKS; INFLATION; SEASONALITY
---------------------------------------

         Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. This problem is commonly referred to as the "Year 2000 Issue". The Company has determined that its internal computer systems, manufacturing equipment and software products were produced in compliance with the Year 2000 Issue and no material remediation costs have been incurred or are expected to

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

be incurred by the Company. During the third quarter, the Company has confirmed in writing whether the internal business operations of third parties with whom it has a material relationship will be affected by the Year 2000 Issue. The Company's assessment of third parties is complete and based on their response, the Company believes its material third parties will not be adversely impacted by Year 2000. The Company will continue to assess third parties through out the remainder of 1999 and develop contingency plans if a third party is subsequently found to be non-compliant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During 1997 the Company adopted a policy whereby employees may purchase Class A common stock of the company at fair market value as payroll deduction. During fiscal 1999 two employees have elected to make stock purchases of 6,093 shares at an average price of $3.80 per share. All of these shares were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In relying upon Section 4(2) of the Act, the Company limited its offering of the shares solely to the Employees. No other public offering or advertisement was conducted. In addition, the Company relied upon certain representations made by the Employees with respect to their understanding of the Company's business and financial condition, and future business prospects, and their intent to acquire the shares for their own investment purposes and not with a view to resale. The resale of these shares has been restricted and appropriate legends have been placed on the certificates representing such restrictions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION

         During the third quarter, the title and responsibilities of Ms. Leslie Danziger were changed from Executive Chairwoman of the Board of Directors to a Non-Executive status. This modification reflects a change from a full time to a part time status and Ms. Danziger's employment contract has been modified accordingly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

                  Exhibit 10.1 - Employment/Severance agreement between
                  Registrant and Leslie A. Danziger                            1
                  Exhibit 11 - Computation of Net Loss Per Share               1
                  Exhibit 27 - Financial Data Schedule                         1
1.       Filed herewith.

b) No reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.



                                              By: /S/ Donald Lawson May 11, 1999
                                              ----------------------------------
                                                      Donald Lawson        Date
                                                         Chief Executive Officer