Form 10KSB40
period 1999-06-30
LIGHTPATH TECHNOLOGIES INC
filed 1999-08-27
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE REPORT OF 1934

           For the transition period from ___________ to ____________

                        COMMISSION FILE NUMBER 000-27548

                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               86-0708398
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                              (Identification No)

6820 ACADEMY PARKWAY EAST, NE      http://www.light.net             87109
ALBUQUERQUE, NEW MEXICO                                           (ZIP CODE)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                  (505)342-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: CLASS A COMMON STOCK, $.01 PAR VALUE, UNITS, CLASS A WARRANTS AND CLASS B WARRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's operating revenue for its most recent fiscal year. $1,086,126

     The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the Nasdaq SmallCap Market, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $8,395,994 on August 13, 1999.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                    5,088,431 shares
Common Stock, Class E-1, $.01 par value                  1,492,480 shares
Common Stock, Class E-2, $.01 par value                  1,492,480 shares
Common Stock, Class E-3, $.01 par value                    994,979 shares
---------------------------------------           ------------------------------
               CLASS                              OUTSTANDING AT AUGUST 13, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

         ITEM                                                               PAGE

PART I
         Description of Business                                               2
         Description of Property                                              15
         Legal Proceedings                                                    15
         Submission of Matters to a Vote of Security Holders                  15


PART II
         Market for Common Equity and Related Stockholder Matters             16
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18
         Financial Statements                                                 22
         Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           22


PART III

         Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  23
         Executive Compensation                                               25
         Security Ownership of Certain Beneficial Owners and Management       25
         Certain Relationships and Related Transactions                       25
         Exhibits and Reports on Form 8-K                                     26

INDEX TO FINANCIAL STATEMENTS                                                F-1

SIGNATURES                                                                    27

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     LightPath Technologies, Inc. ("LightPath" or the "Company") produces GRADIUM(R) glass, utilizes other optical materials and specialized optical packaging concepts to manipulate light and performs research and development for optical solutions in the fiber telecommunications and traditional optics markets. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element conventional lens systems. The Company believes that GRADIUM glass lenses provide advantages over conventional lenses for certain applications. By reducing optical aberrations, the Company believes that GRADIUM glass lenses can provide sharper images, higher resolution, less image distortion, a wider usable field of view and a smaller focal spot size. By reducing the number of lenses in an optical system, the Company believes that GRADIUM glass can provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller product. While the Company believes that other researchers have sought to produce optical quality lens material with the properties of GRADIUM glass, the Company is not aware of any other person or firm that has developed a repeatable manufacturing process for producing such material on a prescribable basis. LightPath has been issued seventeen US patents for GRADIUM glass products and currently has numerous filed patent applications pending related to its GRADIUM glass materials composition, product design and fabrication processes for production. Additional patent applications have been filed or are in process for laser fusion techniques and fiberoptic opto-mechanical switch technology. The Company continues to develop new GRADIUM glass materials with various refractive index and dispersion profiles as well as fiberoptic opto-mechanical switches, multiplexers, interconnects and cross-connects for the telecommunications field.

     LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership (the "Partnership"), formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation ("ISOTEC"), organized in 1985. The Company's initial objective in 1985 was to improve solar energy technology by creating an optical material that could efficiently bend light from varying angles in order to track the path of the sun across the sky. In 1987, the Company realized that its early discoveries had much broader application, and expanded its focus to imaging optics applications. On February 22, 1996, the Company completed an initial public offering ("IPO") of 1,840,000 units, each unit consisting of one share of Class A common stock, one Class A warrant and one Class B warrant at a price of $5.00 per unit. The IPO resulted in approximately $7.2 million of net proceeds to the Company, which were primarily used for working capital, manufacturing equipment and repayment of bridge loans. During fiscal year 1998, the Company completed three private placements of its Series A, B and C Preferred Stock generating approximately $7.2 million net proceeds to the Company ($7.85 million gross). The Series A, B and C Preferred Stock and associated warrants are convertible into Class A common stock at the option of the holder, for which 3,750,000 shares of Class A common stock have been reserved and 2,071,341 shares have been issued as of June 30, 1999. The Company used these proceeds for general corporate working capital purposes and the acquisition of equipment to accelerate the Company's development, marketing and sales of optoelectronic products. In June 1997, the Company and Invention Machine Corp. created LightChip, Inc. ("LightChip") of which the Company acquired 51% of the outstanding voting stock. During 1998, LightChip began operations as a development stage company with $936,000 in funds from founding shareholders and convertible bridge loans. LightChip's business plan is to develop and manufacture wavelength division multiplexing (WDM) systems for use by telecommunication carriers and network system integrators. In September 1998, LightChip issued phase one or $3.5 million of the total $6.5 million of convertible preferred stock to AT&T Ventures and LightPath, converted $890,000 of its existing debt to equity and received $510,000 from the exercise of warrants issued to debt holders, thereby reducing the Company's voting interest in LightChip to 26%.

     From its inception in 1985 until June 1996, the Company was classified as a development stage enterprise that engaged in basic research and development. During this stage the Company believes that most of its product sales were to persons evaluating the commercial application of GRADIUM glass or using the products for research and development. During fiscal year 1997, the Company's operational focus begin to shift to product development and sales. Numerous prototypes for production orders were completed. In addition, catalog sales of standard lens profiles were received. The Company also began to offer standard, computer-based profiles of GRADIUM glass that engineers use for product design. During fiscal 1998, sales of lenses to the traditional optics market continued with significant increases in sales of lenses used in the YAG laser market, catalog and distributor sales and lenses used in the wafer inspection markets. In fiscal year 1998, the Company also began to explore the development of products for emerging markets such as optoelectronics, photonics and solar due to the number of potential customers inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. In 1998, the resolution of packaging and alignment issues along with advances made by LightChip with WDM equipment, led the Company to develop a strategy to enter the optoelectronics market. See "Sales and Marketing
- Optoelectronics and Fiber Telecommunications". The Company's first passive optoelectronic product, a single mode fiber collimator assembly ("SMF assembly"), was demonstrated in February 1998. The SMF assembly is a key element in all fiber optic systems, including WDM equipment. The SMF assembly straighten and make parallel, diverging light as it exits a fiber. The Company is now offering, and has delivered for testing to potential customers, three product levels: the collimating lens, the SMF assembly and the large beam collimating assembly. The telecommunications collimator market place, is currently estimated by industry experts to generate annual gross revenues of $125 million with projected growth to $256 million in five years.

     The current focus of the Company's development efforts has been to expand application of GRADIUM products to the areas of fiberoptic opto-mechanical switches, multiplexers, interconnects and cross-connects for the telecommunications field, further refinement of the crown glass product line to supplement its existing flint products and further development of acrylic axial gradient material to extend the range of existing product applications. Over the past two years the flint GRADIUM glass family has been expanded to include crown glasses, titania silicate glasses and polymer materials. LightPath has most recently developed a process, for which a patent application has been filed, for splicing and polishing of optical glasses. LightPath's original process patent is for producing an optical quality material, GRADIUM glass, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular or "radial"). The GRADIUM glass designated curve is achieved by the controlled combination of multiple glass molecule densities. Moving forward through the GRADIUM material, each point along the light's pathway is slightly more dense than points just past, so the light is pulled into a sculpted curve using smooth "gravity" or density gradients frozen into the glass structure at the time of manufacturing. To accurately prescribe the most efficient profile curve that light should follow within the glass, LightPath has developed a set of proprietary software design tools. Using these tools, characteristics of the light, the material, the path's profile and the actual direction of the light upon leaving the glass can be precisely modeled. The Company can accurately measure and tolerance the profile within the glass and then measure the light's spot, focus or energy power when it hits its destination. GRADIUM glass lenses can be produced across a large diameter range (currently 1mm-100mm). Growth in the Company's manufacturing capabilities has lead to improved yield and automation advancing our goal of producing competitively priced GRADIUM glass and optoelectronic products.

BUSINESS STRATEGY

     The Company believes that GRADIUM glass and other optical materials can potentially be marketed for use in most optics and optoelectronics products. During 1998, the Company organized its internal organization and marketing focus with the intended purpose of serving two separate markets: (1) optoelectronics and fiber telecommunications, and (2) traditional optics (e.g. lasers, medical equipment, consumer optics, etc.).

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     Optoelectronics technologies consist of an overlap of photonics and electronics and are key enablers of "Information Age" technologies, such as fiber optic communications, optical data storage, laser printers, digital imaging, and sensors for machine vision and environmental monitoring. Prior to 1998, the Company targeted various optoelectronic industry market niches as potential purchasers of its GRADIUM glass products. During 1998, the Company began the development of products for the emerging optoelectronics markets, specifically in the areas of fiber telecommunications. With the Company's resolution of packaging and alignment issues, along with advances made by LightChip for WDM equipment, the Company demonstrated a passive optoelectronic product, the single mode fiber collimator assembly. During 1999 the Company expanded this product line with the goal of demonstrating to the telecommunication optical components industry that it could provide low cost products and provide solutions to meet their telecom needs.

     The Company's newly designed single-mode fiber collimator assembly (SMF assembly) is approximately 50-60% smaller than the existing collimator. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company offers three product levels: the collimating lens, a SMF assembly and a large-beam collimator assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers high quality performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. In addition, LightPath is seeking to attract customers interested in obtaining a second source supplier since the majority of existing collimator sales are through one manufacturer. In 1999, production line SMF assembly and collimating lenses were delivered for testing to approximately 50 potential customers in the U.S. and Asia. The first scale-up production orders are expected by the end of calendar 1999 due to the amount of testing time required by telecommunication customers. The Company has received mostly favorable comments from potential customers on the collimating lenses due to improved insertion loss and competitive pricing. The Company displayed all three products at trade shows during January and February 1999 resulting in the shipment of test products to potential customers. Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in these optoelectronics products will equal or exceed the margins historically experienced in the traditional optics markets. The development of these products is anticipated to increase the Company's presence in this telecommunications collimator market place.

     In 1999, LightPath and Herzel Laor entered into an exclusive licensing agreement for the commercialization of two fiberoptic opto-mechanical switch technologies. On April 27, 1999, The Company signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology located in San Jose, California. The Company believes these agreements will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. The new products, for which patent applications have been filed, are expected to enter into field trials by the end of calendar 1999. Since the license agreement was signed, the Company has been working to develop the first products for testing and establish a partnering relationship for assembly and distribution. Under the terms of the 1999 agreement with Kaifa, the two companies will jointly complete the development of the two mechanical switches. The manufacturing and assembly will occur in China. Both parties can market the switch products and a royalty will be paid to LightPath for all product sold under the Kaifa name. Industry estimates of the current market sales for the mechanical switch are approximately $100 million. The Company anticipates that sales of LightPath switches will begin in calendar 2000. In July 1999, Kaifa was purchased by E-TEK Dynamics, a leader in optoelectronic components for the telecommunications industry. Kaifa will remain as a separate business unit of E-TEK and LightPath anticipates that the mechanical switch project will remain on schedule.

     In June 1997, the Company announced it had joined with Invention Machine Corporation (IMC) to form a joint venture company, LightChip, to develop, manufacture and market the next generation of wavelength division multiplexing
(WDM) systems for use by telecommunication carriers, CATV companies, local area networks (LAN) and wide area networks (WAN) system integrators. WDM systems are needed by the telecommunications industry to increase bandwidth due to ever increasing demands for information transmission. WDM serve as data "traffic cops" by combining multiple light streams from individual transmissions onto a single optical fiber. The Company formed LightChip in order to serve the growing WDM market, which some industry analysts have predicted to grow from $100 million in revenues in 1995 to $12 billion by 2005. During the first year of the joint venture, IMC provided their proprietary invention and engineering methodology software while the Company provided its GRADIUM glass technology and research and development capabilities to LightChip. In fiscal 1998, LightChip secured $936,000 in funding which was used to hire its President, develop its business plan, and develop its first free space WDM model. Once the business plan was compete, LightChip began to meet with various venture capital funds to obtain equity financing sufficient to develop and market their first WDM products. LightChip has successfully demonstrated a WDM model and currently expects it will have prototypes available in calendar 1999. In September 1998, LightChip issued phase one ($3.5 million) of $6.5 million of convertible preferred stock to AT&T Ventures and LightPath. In addition, the $890,000 of initial seed funding was converted from debt to equity and $510,000 in warrants were exercised. Following the sale of convertible preferred stock and exercise of warrants, LightPath's voting interest fell to 26%. LightPath has licensed the use of GRADIUM glass to LightChip. LightPath anticipates minimal, if any, short-term revenue from LightChip. The value of the Company's investment in LightChip will increase in the future to the extent, if any, LightChip is able to successfully market its core WDM products, although there can be no assurances in this regard.

     During fiscal 1998, the Company worked under a joint development agreement with Eagle Optoelectronics to incorporate GRADIUM lenses into the new photonics market segment of point-to-point free space communications optics. These products are used in laser-to-laser communications to expand the bandwidth of LAN and WAN computer networks and satellite-to-satellite communications. Eagle's prototype tests demonstrated the ability of GRADIUM lenses to provide high quality data transmission over long distances. The Company has received orders from three customers for these unique optics and will continue to explore opportunities within this photonics market. Eagle Optoelectronics is now doing business under the name of LightPointe Communications, Inc.

     The Company is currently developing additional optoelectronics products based on its proprietary technologies. Key strategic alliances with technology and marketing partners to design, build and sell next generation integrated components and devices may be considered by the Company in the future. However, the Company does not currently have any agreements, other than those discussed above, to enter into any strategic alliances for this purpose.

TRADITIONAL OPTICS

     The Company initially emphasized laser products because it believed GRADIUM lenses could have a substantial immediate commercial impact in laser products with a relatively small initial investment. In fiscal 1999, the Company's lens sales increased 35% over fiscal 1998, with the majority of the increase from sales of lenses used by YAG lasers. Generally, optical designers can substitute GRADIUM glass components included in the Company's standard line for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, the Company believes and customers test results confirm that GRADIUM glass has the ability to improve the current standard of laser performance. One of the Company's distributors, Permanova Lasersystems AB of Sweden, completed a lengthy trial and testing period on GRADIUM YAG lenses which they qualified into systems produced by Rofin-Sinar GmbH, a major OEM manufacturer of high-powered CO2 and YAG lasers, headquartered in Germany. The Company's growth strategy is to increase its emphasis on key laser market niches and establish the necessary products and partnership alliances to sell into Europe and Asia as well as the U.S. market. During fiscal 1999, LightPath and Rodenstock Prazisionsoptik GmbH (Rodenstock) executed an agreement to transfer to Rodenstock the exclusive, application-related utilization and distribution of GRADIUM lenses throughout Europe. The agreement was for an initial five-year period. The Company believes Rodenstock's one hundred years of experience in the field of advanced optical systems will be a strong asset to the expansion of LightPath's presence in Europe. The Rodenstock Group, which is located in Munich, Germany, employees over 6,000 people worldwide and participates in sixty specific markets. The Company also has established relationships with eight foreign distributors and with a Silicon Valley manufacturer representative.

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

     The Company believes OEM relationships may improve the Company's ability to develop more sophisticated technology development methods and products, although there can be no assurances in this regard. Through one of the Company's existing OEM relationships the Company has been engaged in the development of prototype lenses for manufacturers of endoscopes and wafer chip inspection equipment. The Company will evaluate future OEM projects based on a number of factors, including its assessment of the OEM's ability to fund the design effort for the project and expected impact upon the Company's sales.

     As part of its marketing strategy, the Company has provided promotional and educational activities concerning GRADIUM glass and its properties, intended to familiarize and educate optical engineers from numerous, high performance optics markets. The Company presently has six standard profiles of GRADIUM glass that engineers can use for product design, and is continuing to develop more profiles. The Company's existing GRADIUM glass profiles are compatible with established software design programs utilized by optical designers, enabling designers to integrate GRADIUM glass into their designs. While this enables designers to incorporate GRADIUM glass into their existing product design, the Company must increase familiarity with GRADIUM glass so that designers will be more likely to incorporate GRADIUM glass in their original designs. If a standard GRADIUM glass profile is not suited for a specific design, LightPath has the capability to create a custom GRADIUM glass profile for the customer. The Company's objective is to educate optical designers, through the distribution of materials, about the potential of GRADIUM glass to provide them with additional flexibility and design freedom to create optical products more efficiently and with enhanced performance.

SALES AND MARKETING

     During fiscal 1998, the Company changed its primary marketing objectives to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena. The narrowing of the product focus was a response to the Company's success in laser based products over the past two years and the opportunity in the emerging optoelectronics market where the Company believes it has key advantages. First, the Company has been able to develop patentable processes with optical materials that provide product solutions. Second, the Company has developed packaging solutions to optoelectronic products. Third the Company has developed low cost production techniques. Combining these elements the Company believes it has the opportunity to enter into key optical telecommunication markets with products that are enabling and cost effective. According to the Mitre Economic Analysis Report, the annual market for optical components, excluding optical fiber, is currently over $12 billion and will grow to $22 billion by 2005.

     The optics industry is characterized by extensive product diversity and varying levels of product maturity. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). Emerging technology markets require optics for bandwidth expansion and data transfer improvement in the drive to achieve an all optical network. As a result, the market for the Company's products is highly segmented and no single marketing approach will allow the Company to access all available market segments. Accordingly, the Company will selectively focus in specific laser and optoelectronic niches that the Company believes provide the best opportunity for market penetration. Although the same design constraints and technological shortcomings of conventional optical technology and materials restrict all optical products, the Company believes that its proprietary manufacturing processes as well as the high quality associated with GRADIUM glass results in a competitive advantage over other glass products currently available in the Company's targeted markets. Following is a discussion of the two primary target markets for the Company.

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     During fiscal 1997, LightPath entered into strategic alliances with other companies in an effort to quickly enter into the optoelectronics markets. In June 1997, the Company announced it had joined with Invention Machine
Corporation (IMC) to form a joint venture company LightChip, to develop, manufacture and market the next generation of dense WDM (DWDM) systems for use by telecommunication carriers, CATV companies, local area networks (LAN) and wide area networks (WAN) system integrators. LightChip will serve the growing DWDM market, which some industry analysts predicted that North American sales will grow at the rate of 70% annually until it reaches $3.2 billion in 2002. For one year IMC provided its proprietary invention and engineering methodology software while the Company provided its GRADIUM glass technology and research and development capabilities to LightChip. During 1998 LightChip received $890,000 in seed funding. In September 1998, LightChip issued phase one ($3.5 million) of $6.5 million of convertible preferred stock to AT&T Ventures and LightPath. In addition, the $890,000 of initial seed funding was converted from debt to equity and $510,000 from the exercise of warrants. LightChip has successfully demonstrated a WDM model and currently expects it will have DWDM prototypes available in fall 1999. Following the sale of convertible preferred stock and exercise of warrants, LightPath's share of voting stock became 26%. LightPath has licensed the use of GRADIUM glass, as well as any newly developed intellectual property, in the field of fiber-optic communication systems, components and devices to LightChip. LightPath has retained the rights to the specific areas of fiber collimators, isolators, amplifiers, circulators, couplers, splitters and fiber-optic switches.

     In 1997, with funding from a federal government contract, the Company addressed two WDM problems in network applications: 1) the huge dynamic range of wavelength separations involved in various systems and 2) the vulnerability of optoelectronics packaging due to the involvement of free space optical interconnects and edge-coupling schemes. By employing GRADIUM microlenses for a tunable WDM, the Company was able to develop solutions for both problems. In fiscal 1999, Phase 2 total funds of $750,000 were awarded to Radiant Research Inc. for continuation of the WDM project into the year 2000, of which, the Company was awarded $350,000. These funds will be used in partnership with Radiant Research Inc. and the Microelectronics Research Center, University of Texas

     In February 1998, utilizing WDM advances and the Company's resolution of packaging and alignment issues, the Company demonstrated its first passive optoelectronic product, the single mode fiber collimator assembly. The Company's newly designed single-mode fiber collimator assembly (SMF assembly) is approximately 50-60% smaller than existing collimators. This entry level product currently used by the telecommunications industry prevents light from diverging as it exits a fiber and shepherds it into the next piece of equipment or fiber. The Company offers three product levels: the collimating lens, a SMF assembly and a large-beam collimator assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of size, back reflection and insertion loss. The Company believes it can be manufactured at a significantly lower cost than the competitive products currently available. The target market for the Company's current products is concentrated within several industry experts such as Lucent Technologies, Corning OCA, JDS Uniphase, E-TEK Dynamics and ALCOA Fujikura. The lens and SMF assembly are used in free space applications where coupling to an optical fiber is required. The Company will develop these initial products into families of products as variations are made to meet specific customer requirements. It is intended that the SMF assembly will replace the collimating lens sales over time and the Company's focus will be on the SMF assembly. Since many of the Company's targeted customers currently assemble their own collimators, the sales approach will be to highlight the SMF assembly price/performance ratio (value) and compare that to the customer's internal costs plus their lost opportunity cost. ElectroniCast Corporation estimates the collimator assembly and lens market at $125 million in 1999 and estimates it will grow to $210 million in 2002.

     In 1999, LightPath and Herzel Laor entered into an exclusive licensing agreement for the commercialization of two fiberoptic opto-mechanical switch technologies. On April 27, 1999, the Company signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology, located in San Jose, California. In July 1999, Kaifa was acquired by E-TEK Dynamics, a leader in optoelectronic components for the telecommunications industry. Kaifa will remain as a separate business unit of E-TEK and LightPath anticipates that the mechanical switch project will remain on schedule. The Company believes these agreements will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. The new products, for which patent applications have been filed, are expected to enter into field trials by the end of calendar 1999. Since the license agreement was signed, the Company has been working to develop the first products for testing and establish a partnering relationship for assembly and distribution. Under the terms of the agreement with Kaifa, the two companies will jointly complete the development of the switches. The manufacturing and assembly will occur in China. Both parties can market the switch products and a royalty will be paid to LightPath for all product sold under the Kaifa name. The Company anticipates sales of LightPath switches will begin in calendar 2000. However, the telecommunications industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

     In 1997, the Company entered into a joint development agreement with Eagle Optoelectronics, now doing business as LightPointe Communications, Inc., to build a prototype of a DWDM (dense wavelength division multiplexer) by early 1998. During the development LightPointe began to incorporate GRADIUM lenses into the new photonics market segment of point-to-point free space communications optics instead of DWDM. These products are used in laser-to-laser communications to expand the bandwidth of LAN and WAN computer networks and satellite-to-satellite communications. LightPointe's prototype tests demonstrated the ability of GRADIUM lenses to provide high quality data transmission over long distances. The Company has received orders from three customers for these unique optics.

TRADITIONAL OPTICS

     Prior to the IPO, the Company's resources had been applied primarily to research and development; consequently, LightPath and GRADIUM glass were not introduced to the commercial market. Promotion of the Company's products through the Internet, trade advertising in industrial magazines and participation in numerous domestic and foreign trade shows increased interest and awareness of its products, resulting in additional lens sales. Product sales for fiscal years 1999, 1998, 1997 and 1996 were $712,317, $529,318, $199,524, and $33,444, respectively, primarily generated by a variety of industrial and government accounts. The recent increase in lens sales is primarily due to sales of lenses for laser and wafer chip inspection markets. The Company's sales efforts in targeting laser applications, an area where GRADIUM lenses' ability to increase the quality of YAG laser beams and reduce the focal spot size, has received market acceptance. The Company's major customers in fiscal 1999 included Nu-Tek Precision Optical Corporaton and OptoPower Corporation who supply products for wafer chip inspection and YAG lasers, respectively. In fiscal 1998, Lumonics Corporation, one of the largest YAG laser suppliers in the world, was the Company's major customer. During fiscal 1999, Lumonics and many other YAG laser suppliers were negatively impacted by the Asian economic downturn. Analysts of the laser industry predict an upturn in laser product sales to this region by the end of calendar 1999. During 1998, the Company received an initial production order for GRADIUM YAG laser lenses from one of its distributors, Permanova Lasersystems AB of Sweden. After a lengthy trial and testing period, GRADIUM YAG lenses were qualified into systems produced by Rofin-Sinar GmbH, a major OEM manufacturer of high-powered CO2 and YAG lasers, headquartered in Germany.

     The Company has formalized relationships with eight industrial, optoelectronics and medical component distributors located in foreign countries. Because the optics industry is highly fragmented, the Company utilizes distributors and the Internet as vehicles for broader promotion of GRADIUM glass. The Company's Internet web site (www.light.net) is one source of information on the Company and GRADIUM glass, and potential customers can view products from the Company's catalog. The Company has placed, and will continue to place, print media advertisements in various trade magazines and will participate in appropriate domestic and foreign trade shows. The Company has developed a network of selected independent optical engineering firms to promote the sale of GRADIUM glass products. Presently, eight optical engineering firms provide such optical design services and support.

     The Company intends to continue to market GRADIUM glass through existing relationships with OEMs for the production of specific prototype lenses to be incorporated into the manufacturer's proprietary products. Future OEM relationships will only be entered into based upon the OEM's ability to fund the product design and the Company's assessment of its ability to achieve certain economic criteria. LightPath has entered into an agreement with Karl Storz GMBH & Co. ("Storz"), a major endoscope manufacturer, for the development of lenses for endoscopy instruments. Endoscopes are used to observe diagnostic or surgical procedures IN VIVO (within the body), substantially reducing surgical costs. Pursuant to the terms of the agreement, the Company has designed and delivered GRADIUM glass materials with profiles specified by Storz, and Storz has produced prototype instruments incorporating the GRADIUM glass materials. Under the 1994 agreement the Company has received in excess of $800,000 representing minimum royalty payments during the prototype development stage through the second production year, in exchange for an exclusive license from the Company to the GRADIUM design developed for Storz. Storz is not obligated to order commercial quantities of GRADIUM glass products, and may terminate the agreement without entering into production orders. The Company's relationship with Storz will yield significant revenues in the future only if Storz sells commercial quantities of the GRADIUM glass endoscopes. In June 1999, Storz indicated to the Company that they are likely to convert the exclusive license to a non-exclusive license in future years.

     The Company has developed prototype lenses for wafer chip inspection, a F-Theta laser lens series, lenses for CCD cameras, television cameras, and other military/aerospace OEMs and government research labs. The Company believes a key element to achieving acceptance in various general optics market will be the development of lens prototypes specifically designed for use in each industry targeted; however, the Company no longer intends to develop these prototypes without funding of their development effort by the OEM. In February 1997, Fuji Photo Optical Co., Ltd. ("Fuji"), which is a subsidiary of Fuji Photo Film Co., signed an agreement with LightPath for the exclusive right to use GRADIUM glass in a new generation of television camera lenses. After an initial eight-month development period and a six-month extension, for which the Company received $50,000, Fuji requested additional time for their technical testing of the lenses. The joint technical review was completed in November 1998, at which time the parties did not proceed to further the business relationship. During 1998, the Company entered into an evaluation option for CCTV camera systems, with CHUGAI BOYEKI (AMERICA) CORP. "CBC", which is a wholly-owned subsidiary of CHUGAI BOYEKI CO., Ltd., for which the Company received $40,000. When the option expired on June 30, 1998, CBC elected not to enter into an exclusive long-term arrangement for lenses with the Company.

     The Company entered into a strategic  alliance with DR  Technologies,  Inc.
(DR) in 1997. Under the agreement both companies will jointly identify Government research and development programs relating to applications appropriate for GRADIUM technologies and related products. The strategic alliance was an expansion of the Company's October 1996 subcontract with DR to create a graded index solar concentrator packaged into a compact panel that can provide electrical power for orbiting space satellites. The Company received $0 and $68,000 in fiscal years 1999 and 1998, respectively, for the GRADIUM glass and subsequent polymer materials used in the project. The U.S. government determined Phase 3 funding was not required for this project as the solar concentrator is ready for commercialization. The government invited several large potential commercial users to review the solar concentrator at meetings in June 1998. In addition, the Company has made several presentations to potential customers. The Company will require a commercial partner or further research funding for further work to continue. Under the strategic alliance, the companies intend to pursue Department of Defense SBIR and STTR programs, which currently fund up to $500 million each year in early-stage R&D projects. As of June 30, 1999, the companies had not received any further funding from these programs.

COMPETITION

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     For the Company's initial products, the collimating lens and SMF, there are currently only a handful of direct competitors. The majority of collimator lenses are currently supplied by Nippon Sheet Glass ("NSG"). The collimator lens is a separate business from NSG's primary product, automotive glass. The SMF will compete against existing collimator assemblies which are produced by DiCon Fiberoptics, Samsung Electronics, Wave Optics and Oz Optics. There are also a number of companies that assemble their own collimators, such as Lucent Technologies and E-TEK Dynamics. These competitors all have greater financial, manufacturing, marketing and other resources than the Company. The Company is aware of current research projects which integrate optical technologies, such as existing planar waveguide structures, which have the potential to replace some of the current collimator applications. The Company believes that many of these products currently have limitations which has made their wide spread usage unfeasible thereby reducing the likelihood that they will replace current collimator applications.

     Mechanical switches comprise the majority of switches used today in the telecommunications industry. The industry leader in this area is JDS Fitel, which recently merged with Uniphase, followed by Dicon Fiberoptics. These competitors all have greater financial, manufacturing, marketing and other resources than the Company.

     Optical cross-connects ("OXC"), which perform high speed wavelength routing, switching and conversion functions in an optical network, are products that the Company intends to focus on in the future. The Company believes the unique beam steering and self focusing properties of GRADIUM glass will be key to development of OXC products which overcome the cost and performance challenges of current technology. Today switching is performed electronically, however, the Company is aware of current research projects to develop other switching technologies. To the Company's knowledge, all of these projects are in the early stages of development.

     Dense wavelength division multiplexing (DWDM) systems that LightChip intends to produce will compete against a number of companies attempting to capture this vast market. Currently three main technologies are utilized in the long haul DWDM market: 1) fiber bragg grating produced by Ciena and Pirelli, 2) arrayed waveguide grating produced by Lucent and PIRI and 3) reflective grating produced by Instruments SA. The Company believes that none of these technologies is currently able to offer a cost-effective method to accommodate a wide range of channel counts and facilitate the migration of WDM systems into the metro and short haul markets.

     The telecommunications marketplace is renowned for its product quality and reliability demands. Every item must pass rigorous testing before being designed into devices and systems. The Company must establish a reputation as a quality supplier. The products must perform as claimed so that the customer will not need to test after the initial qualification, and the Company must be open to continuous improvement of its products and processes. If the Company can pass these tests it believes it can become a primary or second source supplier to the industry. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

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

     Manufacturers of conventional lenses and optical components include industry giants such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for the Company's products. In addition, although these companies do not manufacture axial gradient lenses, and although the Company believes that it has a substantial technological lead in this field, these companies could rapidly pursue development of axial gradient products, in light of their substantial resources. In addition, the Company's products compete with other products currently produced by these manufacturers. The Company sells small amounts of GRADIUM glass blanks for final fabrication to customers, which sales compete directly with those of other larger producers of homogenous optical quality glass such as Schott Glaswerke of Germany and Hoya Corporation of Japan.

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

     To a lesser extent, the Company competes with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange, chemical vapor deposition (CVD) and Sol-Gel, all of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company, Gradient Lens Corporation and Gel-Tech, Inc. The Company believes that these processes are limited by the small refractive index change achievable (typically, less than 0.05), the small skin depth of the gradient region (typically less than 3 mm), the lack of control of the shape of the resultant gradient profile, limited glass compositions, and high per unit manufacturing costs.

MANUFACTURING

     LightPath has a full scale commercial manufacturing operation in its 13,300 square foot facility in Albuquerque. In April 1996, the Company built out its existing lens manufacturing plant for traditional optics. The Company believes that the present manufacturing facility can produce in excess of 2 million lens blanks per year depending on product size and mix. However, to date, the Company has not manufactured its products in such quantities, as its sales have not supported this scale of production. The Company's purchase of five larger, more sophisticated furnaces, milling machines and metrology equipment generated further production efficiencies in fiscal 1998, in the form of yield efficiencies and reduced unit production costs. The new furnaces, which are equipped with monitoring and feedback systems, allow production of multiple boules that are up to four times as large as the Company's initial boules. Automation of certain assembly processes, including core drilling and metrology, are resulting in further cost savings and quality improvements. GRADIUM glass lenses have spherical surfaces, and as a result lens finishing costs will continue to be considerably less expensive than most aspheric lenses. As a result of the Company's manufacturing efficiencies and use of off-the-shelf base glass, GRADIUM lenses are generally price competitive with conventional homogenous lenses. During fiscal 1998, the Company purchased some of the equipment necessary for the production of the SMF collimator. In fiscal 1999, the equipment required to manufacture the full line of collimating products became operational at a cost of approximately $350,000. With this equipment, the Company believes its facility can meet the capacity requirements of its recently introduced and planned optoelectronics products for the next fiscal year. Once the Company has secured sufficient production orders, it intends to order a second set of production equipment at an estimated cost of $200,000. Due to manufacturing techniques developed by the Company, it believes the costs to produce the SMF assembly will be considerably less than the traditional industry manufacturing costs.

     The Company knows that low manufacturing costs will be crucial to its long-term success. The Company presently uses subcontractors for finishing lenses, including the collimator lens, and intends to continue to do so. The Company has the internal capability to finish prototype lenses and small volume orders. The Company has qualified and licensed numerous finishers to fabricate lenses, several of which are located in Asia. Qualification of additional offshore finishers to augment the Company's strategy of maximizing cost efficiencies will continue to be a top manufacturing priority. The Company entered into a 1997 strategic alliance with Hikari Glass Co., Ltd. of Japan (a 40% owned subsidiary of Nikon) to consider using Hikari as a possible second source for GRADIUM glass production, as a possible source for high-volume blank production, to increase the presence of GRADIUM glass in Hikari's established Asian markets and to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses. The Company and Hikari continued to work toward these goals in fiscal 1999 and have plans to implement some of the goals during fiscal year 2000. LightPath also entered into a 1999 agreement with Kaifa Technology, Inc. to jointly manufacture and distribute mechanical fiber optic switch products. Kaifa Technology was purchased in July 1999 by E-TEK Dynamics of San Jose, California. LightPath has taken steps to protect its proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

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

     Base optical materials, used in both optoelectronic and traditional optic products, are manufactured and supplied by a number of major manufacturers, such as Hikari, Schott Glaswerke and Hoya Corporation. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers, such as Corning. The Company believes that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurances in this regard.

PATENTS AND OTHER PROPRIETARY INTELLECTUAL PROPERTY

     The Company's policy is to protect its technology by, among other things, patents, trade secret protection, trademarks and copyrights. As of June 1999, the Company had seventeen issued U.S. patents, seven foreign patents and had filed numerous applications for additional U.S. patents and foreign patents. Patents have been issued and/or patent applications have been filed in the areas of glass composition, gradient geometries, production processes and product design. The first of the Company's issued patents expires in 2006; the remainder expire at various times through 2016. Patent applications corresponding to LightPath's U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty ("PCT"). Under the PCT, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the PCT as the applicant elects.

     In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal its formula upon inspection and to the Company's knowledge, cannot be reverse-engineered. LightPath(R) is now registered as a service mark in the United States and GRADIUM (R) is a registered trademark.

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

RESEARCH AND DEVELOPMENT

     From August 1985 through June 1996, the Company was engaged in basic research and development that resulted in the discovery of GRADIUM glass and the proprietary processes for fabricating GRADIUM glass lenses. This research included theoretical development of the mathematical formulas for accurately defining GRADIUM glass, development and refinement of the prescribable, repeatable fabrication process, and development of the software modeling tools and metrology. The Company shipped its first GRADIUM glass products in May 1994. The Company's initial flint product line is lead-based. During the past two years, the flint GRADIUM glass family has been expanded to include crown glasses, titania silicate glasses and polymer materials. The Company intends to continue fundamental materials research, process and production optimization and the development of new glass compositions to create different "families" and geometries of GRADIUM glass materials to be offered to customers. "Families" of glass are various base glass compounds comprised of different elements. Variation of refractive index can be accomplished by using different elements in glass. Further development is necessary to produce GRADIUM glass materials for high performance, white light applications (such as high performance microscopes and other products where sensitive color discrimination is critical). The Company will continue to upgrade the material design modeling software and optical design tools to facilitate product design.

     Working with DR Technologies, LightPath successfully completed the development of GRADIUM polymer and acrylic materials in fiscal 1998. These materials may be used for solar concentrators used in space applications and for conformal optics (optics that conform to design specifications of aircraft and missiles) where more aerodynamic shapes are required. The Company is also working to expand its product line further into optoelectronics, the areas of multiplexers and interconnects for the telecommunications field. See further discussion of these strategic alliances under "Sales and Marketing".

     The Company expended or incurred expenditures for research and development for the two years ended June 30, 1999 and 1998 of $615,371 and $564,779, respectively. The Company currently plans to expend approximately $350,000 for research and development during fiscal 2000 which could vary depending upon receipt of Government contracts or awards for which the Company has applied.

EMPLOYEES

     The Company currently has twenty-five full-time employees. The Company expects to hire four to eight additional employees in the next twelve months, primarily consisting of manufacturing and sales personnel. Four of the Company's present employees are engaged in management, administrative and clerical functions, two in research and development, fourteen in production, metrology and product development and five in sales and marketing. In order to maintain low overhead expenses, the Company intends to continue its current practice of utilizing outside consultants, where appropriate, in addition to hiring full-time personnel. None of the Company's employees are represented by labor unions.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases its principal offices in Albuquerque, New Mexico, under a five year lease which expires April 2001. The leased space houses all of its operations, including research, product design and development, production and all administrative operations. The 13,300 square foot facility is located in a business and research park. The Company is obligated to make monthly rental payments of $6,900. Currently the Company believes its present facilities, with the installation of a prefabricated clean room expected to be complete by December 1999, will be sufficient for its current and planned business needs over at least the next two years.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the normal course of its business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is quoted on the Nasdaq SmallCap Market system under the symbol "LPTHA" and has been continuously since February 22, 1996.

     The Company estimates there were approximately 300 holders of record and approximately 2500 beneficial holders of the Class A Common Stock on August 16, 1999. The Company has not paid dividends in the past and does not intend to pay dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

     The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted. The quotation information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                        Class A
         Fiscal Year Ended                            Common Stock
                                                      High     Low
                                                     ------   ------
         JUNE 30, 1998
         Quarter ended September 30, 1997            $ 8.44   $ 5.13
         Quarter ended December 31, 1997             $10.44   $ 5.56
         Quarter ended March 31, 1998                $ 7.69   $ 5.75
         Quarter ended June 30, 1998                 $ 9.00   $ 5.88

         JUNE 30, 1999
         Quarter ended September 30, 1998            $ 5.94   $ 3.38
         Quarter ended December 31, 1998             $ 5.75   $ 2.50
         Quarter ended March 31, 1999                $ 5.63   $ 2.56
         Quarter ended June 30, 1999                 $ 3.56   $ 1.06

     On July 25, 1997, the Company completed a private placement (which began June 30, 1997) for an aggregate of 180 shares of Series A Convertible Preferred Stock (the "Series A Stock") and 320,000 attached Class C warrants. Each share of Series A Stock is convertible into Class A Common Stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class C Warrant entitles the holder to purchase one share of Class A Common Stock at $5.63 per share at any time through July 2000. The gross proceeds received for the private placement of Series A Stock was $1,800,000, less placement fees and related expenses resulting in net proceeds to the Company of approximately $1,596,000. In addition, the placement agent was granted 64,000 Class D warrants to purchase shares of the Company's Class A common stock at a price of $5.63 per share at any time through July 2002.

     On October 2, 1997, the Company completed a private placement for an aggregate of 230 shares of Series B Convertible Preferred Stock (the "Series B Stock") and 317,788 attached Class E warrants. Each share of Series B Stock is convertible into Class A Common Stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $7.2375 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $7.24 per share at any time through September 2000. The gross proceeds received for the private placement of Series B Stock was $2,300,000, less placement fees and related expenses resulting in net proceeds to the Company of approximately $2,064,000. In addition, the placement agent was granted 47,668 Class F warrants to purchase shares of the Company's Class A common stock at a price of $7.24 per share at any time through September 2002.

     On February 9, 1998, the Company completed a private placement for an aggregate of 375 shares of Series C Convertible Preferred Stock (the "Series C Stock") and 365,169 attached Class G warrants. Each share of Series C Stock is convertible into Class A Common Stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $6.675 or 85% of the average closing bid price of the Company's Class A Common Stock for the five days preceding the conversion date. Each Class G Warrant entitles the holder to purchase one share of Class A Common Stock at $6.68 per share at any time through February 2001. The gross proceeds received for the private placement of Series C Stock was $3,750,000, less placement fees and related expenses resulting in net proceeds to the Company of approximately $3,530,000. In addition, the placement agent was granted 58,427 Class H warrants to purchase shares of the Company's Class A common stock at a price of $6.68 per share at any time through February 2003.

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

     On February 25, 1998, the Board of Directors of the Company declared a dividend distribution of a right to purchase (a "Right") one share of Series D Participating Preferred Stock for each outstanding share of Class A Common
Stock, $0.01 par value, of the Company. The dividend became payable on the record date May 1, 1998, to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Participating Preferred Stock, $.01 par value, of the Company, at a price of $35.00 per share, subject to adjustment following the occurrence of certain events. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 1, 1998 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. A copy of the Rights Agreement, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock to be provided to stockholders of the Company, was attached as Exhibit 1 to the Company's Registration Statement filed on Form 8-A, dated April 28, 1998.

     During 1997 the Company adopted a policy whereby employees may purchase Class A common stock of the company at fair market value as payroll deduction. During fiscal 1999 two employees have elected to make stock purchases of 8,344 shares at an average price of $3.30 per share. All of these shares were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In relying upon Section 4(2) of the Act, the Company limited its offering of the shares solely to the employees. No other public offering or advertisement was conducted. In addition, the Company relied upon certain representations made by the employees with respect to their understanding of the Company's business and financial condition, and future business prospects, and their intent to acquire the shares for their own investment purposes and not with a view to resale. The resale of these shares has been restricted and appropriate legends have been placed on the certificates representing such restrictions.

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

     During the year ended June 30, 1999, the Company's management focused its efforts on the following key areas: 1) the completion of the AT&T Ventures' financing for the Company's affiliate LightChip, 2) the sale and distribution of collimator lens and assembly samples to potential customers for testing, 3) the licensing agreement for fiberoptic switches between LightPath and Herzel Laor 4) the implementation of the strategic plan to focus the Company as a provider of cost effective product solutions for the telecommunication optical components industry and 5) obtaining financing to implement the growth plan outlined in the strategic plan. On September 9, 1998, LightChip received approximately $3.5 million from AT&T Ventures and LightPath as consideration for the issuance of its Series A convertible preferred stock. The balance of the $6.5 million commitment ($3 million) is due upon completion of certain product design requirements by LightChip. In addition, $890,000 of LightChip's bridge loans converted to equity and LightChip received $508,333 from the exercise of warrants. LightChip has relocated to the Boston metropolitan area to begin scale-up of their research and development efforts to meet product design milestones. The Company believes LightChip is making significant progress in the development of its products for next-generation wavelength division multiplexing
(WDM) products for metro and local area network applications. The Company will experience further dilution of its ownership in LightChip when the balance of the private placement is funded, currently anticipated to occur in calendar 1999.

     LightPath has granted to LightChip a worldwide, royalty free license for the use of GRADIUM glass, as well as any newly developed intellectual property, in the field of fiber-optic communication systems, components and devices. LightPath has retained the rights to the specific areas of fiber collimators, isolators, amplifiers, circulators, couplers, splitters and fiber-optic switches.

     The Company's internal focus, during the fiscal year 1999, has been on the development and shipment of product samples of LightPath's newly designed single-mode fiber collimator assembly (SMF assembly) which is approximately 50-60% smaller than the existing collimators. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber. The Company introduced three product levels in fiscal 1999: the collimating lens, a SMF assembly and a large-beam collimator assembly. The collimating lens can replace existing lenses with immediate improvements in performance, repeatability and cost. The SMF assembly offers superior performance in the areas of back reflection and insertion loss. It is also more compact and the Company believes it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. In addition, LightPath is seeking to attract customers interested in obtaining a second source supplier since the majority of existing collimator sales are through one manufacturer. In 1999, production line SMF assembly and collimating lenses were delivered for testing to approximately 50 potential customers in the U.S. and Asia. The first scale-up production orders are expected in late calendar 1999 due to the amount of testing time required by telecommunication customers. The Company has received mostly favorable comments from potential customers on the collimating lenses due to improved insertion loss. The Company displayed all three products at trade shows during January and February 1999 resulting in the shipment of testing products to other potential customers. The Company has received follow-on production orders from two key customers in July 1999, which the Company believes are representative of market acceptance for the products. Based on the cost of the Company's prototypes and GRADIUM lenses, the Company believes the profit margin in these optoelectronics products will equal or exceed the margins historically experienced in the traditional optics markets.

     In December 1998, LightPath and Herzel Laor entered into an exclusive licensing agreement for the commercialization of two fiberoptic opto-mechanical switch technologies. On April 27, 1999, The Company signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology which in July 1999 was acquired by E-TEK Dynamics also of San Jose, California. Kaifa will remain as a separate business unit of E-TEK and LightPath anticipates that the mechanical switch project will remain on schedule. The Company believes these agreements will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. Mr. Laor and his businesses have been active in the development of fiberoptic switches for 20 years. The new products, for which patent applications have been filed, are expected to enter into field trials by the end of calendar 1999. Since the license agreement was signed, the Company has been working to develop the first products for testing and establish a partnering relationship for assembly and distribution. The Company believes its agreement with Kaifa Technology will help accomplish this goal. Under the terms of the agreement with Kaifa, the two companies will jointly complete the development of the switches. The manufacturing and assembly will occur in China. Both parties can market the switch products and a royalty will be paid to LightPath for all product sold under the Kaifa name. Industry estimates of the current market sales for the mechanical switch are approximately $100 million annually, and the Company anticipates sales of LightPath switches will begin in calendar 2000. However, the telecommunications industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to the Company's ability to anticipate and respond to the demands and competitive aspects of this industry.

     Subsequent to 1999 fiscal year end, the Company completed a private placement for $1 million in 6% Convertible Debentures. Additionally, the Debenture holders and the placement agent each received warrants to acquire Class A common stock totaling 427,350 and 150,000 shares, respectively. In connection therewith, the Company will recognize in addition to the coupon rate of 6%, approximately $835,000 of interest expense over the three-year life of the debentures. Additionally, the Company will recognize an additional interest charge of approximately $382,000 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the debentures. In addition, the Company continues to work with a financial advisor to assist the Company in evaluation of various options including capital fund raising, mergers, acquisitions, dispositions and consolidations.

     Consistent with the Company's strategy to focus its efforts in the optoelectronics and telecommunications market, it has continued to work towards further agreements with strategic companies to distribute GRADIUM into traditional optic products. During 1999, the Company announced a five year Strategic Agreement with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock products include high-end camera lenses, precision optical components, medical instruments and laser and imaging systems. The Agreement calls for joint marketing and coordinated efforts to sell into these markets. The Company anticipates that this Agreement will provide a vehicle to expand the presence of its products in Europe to a higher level, although there can be no assurances in this regard. In 1999 lens sales to large YAG laser manufacturers continued. The Company currently has relationships with eight industrial, optoelectronic and medical component distributors based around the globe. The Company believes these distributors may create new and sustain existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market.

     Revenues totaled $1,086,000 for 1999, an increase of approximately $328,000 or 43% over 1998. The increase was attributable to growth in product sales of $183,000, primarily for lenses used in lasers and wafer chip inspection, and telecom products as well as the increase of $145,000 in product development/license fees. Sales of lenses during this period increased 35% which was below the rate of growth the Company had projected due to reduced laser equipment sales into Asia. The Company expects the rate of growth for laser and wafer chip inspection lenses to continue into fiscal 2000. Revenues for government funded subcontracts in the area of optoelectronics totaled $231,000 for 1999 versus $68,000 for solar energy work during 1998. The Company received $143,000 in license and development fees for 1999 versus $161,000 for such fees during 1998. The license fee agreement with Karl Storz was increased to $20,833 per month effective January 1999 for the calendar year versus $16,667 per month in fiscal 1998. At June 30, 1999, a backlog of $45,000 existed for lens and collimator sales and $150,000 in government project funding.

     In 1999, cost of goods sold was 57% of product sales which approximates the 55% rate from 1998. It is anticipated that with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. The Company believes the profit margin from expected sales of optoelectronics products in fiscal 2000 will equal or exceed the margins historically experienced in the traditional optics markets. Selling, general and administrative costs in 1999 decreased $538,000 or 16% from 1998, primarily due to the reduction of personnel in administration and the reduction in overhead and personnel costs associated with LightChip. Research and development costs increased $51,000 or 9% in 1999 versus 1998. The majority of development work in 1999 consisted of expenses associated with the design and manufacturing process for telecommunications industry products.

     Investment income decreased approximately $77,000 in 1999 due to the decrease in interest earned on temporary investments primarily as a result of the decreased cash position of the Company. Interest expense was not significant in 1999 or 1998. The Company accounts for the investment in LightChip under the equity method. In June 1998, the Company committed to purchase $1.25 million of LightChip preferred stock thereby requiring the Company to recognize substantially all of LightChip's loss until the private placement occurred in September 1998. With the completion of the September 1998 private placement, the Company's share of LightChip losses was reduced to its ownership percentage of approximately 26%. The Company has recognized $819,882 in LightChip losses in 1999 versus $945,382 in 1998.

     Net loss of $3,592,229 in 1999 was a decrease of $739,061 from 1998 of which $125,500 relates to reduced equity method losses of LightChip offset in part by the decrease in other income (expense) of $82,625. The remaining decrease of $696,186 was due to a $144,895 increase in product development fees, the increase in gross margin on product sales of $63,500 and a decrease in selling, general and administrative costs of $538,383 offset in part by an increase in research and development costs of $50,592. Net loss applicable to common shareholders of $3,816,880 included additional charges of $224,651 for the 8% premium on the preferred stock. Net loss per share of $.89 was a decrease of $1.11 from the 1998 net loss per share of $2.00, of which $.38 was due to the increase in weighted shares outstanding due to the conversion of preferred stock in 1999. The 1998 net loss applicable to common shareholders of $6,029,519 contains an imputed dividend of $1,386,700 arising from the issuance of preferred stock and $311,529 due to the 8% premium on the preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY

     LightPath had previously financed its operations through private placements of equity, or debt until February 1996 when the IPO generated net proceeds to the Company of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. Subsequent to June 30, 1999, the Company completed a private placement for $1 million in 6% Convertible
Debentures and related warrants. The Company intends to continue to explore additional funding opportunities in fiscal year 2000, although it currently has no commitments for such funding. Cash used in operations for fiscal 1999 totaled approximately $2,662,000, a decrease of $930,000 from fiscal 1998, due primarily to administrative cost reductions. The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 1999, the Company expended approximately $516,000, net, for capital equipment and patent protection. The majority of the capital expenditures during the year were for equipment used to expand the Company's manufacturing facilities for collimator production.

     The Company purchased 51% of the voting stock of LightChip for $23,720 in 1998. In September 1998, LightChip obtained a significant equity commitment of $6.5 million for the sale of convertible preferred stock to LightPath ($1.25 million) and AT&T Ventures ($5.25 million). In September 1998, phase one or approximately $3.5 million, of which the Company's portion was $713,333, was completed and the balance is due at the next stage of product development, currently anticipated to occur in the fall of 1999. In addition, debt holders of LightChip converted all of their outstanding balances to preferred stock and exercised substantially all of the outstanding warrants as part of the equity investment. As a result of these transactions, the Company currently holds approximately 26% of LightChip's voting stock.

     Projected product sales as well as the proceeds from the July 1999 sale of 6% Convertible Debentures and related warrants will be used for working capital for fiscal 2000. Such sales will depend on the extent that the SMF assembly, collimating lenses and GRADIUM glass become commercially accepted and at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. At this time the Company does not believe product sales will reach the level required to sustain its operations and growth plans beyond the near term; therefore, the Company is actively pursuing additional financing. If financing is not available, the Company may not be able to fund its $570,000 remaining commitment to LightChip, which would further dilute the ownership interest in LightChip. The Company may also be required to alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company may have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.

YEAR 2000 RISKS; INFLATION; SEASONALITY

     Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. This problem is commonly referred to as the "Year 2000 Issue". The
Company has determined that its internal computer systems, manufacturing equipment and software products were produced to be Year 2000 compliant and no material remediation costs have been incurred or are expected to be incurred by the Company. During the third quarter of fiscal 1999, the Company confirmed in writing whether the internal business operations of third parties with whom it has a material relationship will be affected by the Year 2000 Issue. The Company's assessment of third parties is complete and based on their responses, the Company believes its material third party relationships will not be adversely impacted by the Year 2000 Issue barring any unforeseen circumstances. Under a worst case scenario the Company may experience delays in receiving products and services thereby impacting product shipments. The Company plans on having adequate inventory levels to minimize such impact, if any. The Company will continue to monitor third parties throughout the remainder of calendar 1999 and develop contingency plans if a third party is subsequently found to be non-compliant.

The Company has not been significantly impacted by inflation in 1999 due to the nature of its product components and in prior years the Company was principally engaged in basic research and development.

The Company does not believe that seasonal factors will have a significant impact on its business.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended, are effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is permitted. We have not determined the potential financial impact of adopting SFAS 133.

ITEM 7. FINANCIAL STATEMENTS

     The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB. See Index to the Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company, and their respective ages and positions with the Company, are as follows:

        Name                        Age      Position
        ----                        ---      --------
Leslie A. Danziger                  46       Chairwoman

Donald E. Lawson                    48       President, Chief Executive Officer,
                                             Treasurer and Director

Mark Fitch                          35       Senior Vice President

James L. Adler, Jr.                 71       Director

Katherine E. Dietze                 41       Director

Louis Leeburg (2)                   45       Director

Haydock H. Miller, Jr. (1, 2)       74       Director

James A. Wimbush (1)                63       Director

----------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     LESLIE A. DANZIGER has been Chairwoman of the Company since its incorporation in June 1992, and has also held the position of CEO until April 1998, and President from August 1995 until October 1997. Effective January 1,
1999, Ms. Danziger, with approval of the Board, modified the terms and responsibilities of her position. With a change from full to part time status, Ms. Danziger became a consultant to the Company. Ms. Danziger was a partner or executive officer of the Company's predecessors from 1985 until incorporation of the Company. Ms. Danziger is a founder of the Company and a co-inventor of the first two LightPath patents. She has developed and guided the execution of the Company's long-term business strategies and the development and commercialization of the Company's technologies. She represents the Company as a member of the LightChip, Inc. Board of Directors. From 1974 to 1979 she served as an Executive Vice President of COS, Inc., and from 1979 to 1982 she served as Executive Vice President of Arctic Communications Corporation. Both of these communication consulting firms developed tools designed to assist clients in resolving conflicts relating to economic development, land use and natural resource issues. Ms. Danziger attended the University of Texas. Ms. Danziger is married to Joel C. Goldblatt, who until September 1998 was a Vice President of the Company, and is the sister-in-law of Milton Klein, M.D., a Director of the Company until October 1998.

     DONALD E. LAWSON has served as a Director of the Company and has been CEO since April 1998, President since October 1997 and Treasurer since September 1995. He previously held the position of Executive Vice President from May 1995 until April 1998. Mr. Lawson has also served as the Company's Chief Operating Officer since June 1995 and is responsible for the Company's financial activities, manufacturing, sales, research and development, and intellectual property management. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

     MARK A. FITCH has been the Senior Vice President of Sales since March 1999. He joined LightPath in October 1997 as Vice President - Marketing & Sales and has also had increasing responsibilities in the telecommunication product development area. From 1994 to 1997, Mr. Fitch was Vice President - Operations for Geltech Inc., a specialty optics manufacturer. From 1985 to 1994, Mr. Fitch held various technical and commercial positions with Corning Incorporated, ending with Chief Engineer in the optics division. Mr. Fitch graduated Summa Cum Laude from the State University of New York with a B.S. in Physics.

     JAMES L. ADLER JR. has served as a Director of the Company since October 1997. Since 1989 he has been a partner at the law firm of Squire Sanders & Dempsey L.L.P., which has acted as general counsel to the Company since February 1996. Mr. Adler was formerly a partner of Greenbaum, Wolff & Ernst, New York City and of Storey & Ross, Phoenix, until the merger of the latter firm with Squire Sanders & Dempsey L.L.P. in 1989. Mr. Adler is a corporate, securities and international lawyer. In 1998-1999, Mr. Adler served as President of the Arizona Business Leadership Association (of which he remains a director), and is a member of the Arizona District Export Council, and a Trustee of the Phoenix Committee on Foreign Relations. In March 1999, Mr. Adler was appointed by the government of Japan to a five year term as Honorary Counsel General of Japan at Phoenix for Arizona. He has previously served as Chairman of the International Law Section of the Arizona State Bar Association and, by gubernatorial appointments, as a Member of the Investment Committee of the Arizona State Retirement System and as a Member and Chairman of the Investment Committee of the State Compensation Fund. Mr. Adler graduated from Carleton College, magna cum laude in 1949 and in 1952 from Yale Law School. He is a member of the Arizona State Bar.

     KATHERINE E. DIETZE has served as a Director of the Company since October 1998. She currently is a managing director in the Global Telecommunications and Media Group in the Investment Banking Department of Credit Suisse First Boston, a leading global investment bank which she joined in September 1996. For the prior eleven years she was with the investment banking firm of Salomon Brothers. Ms. Dietze received her B.A. from Brown University and her M.B.A. from Columbia University Graduate School of Business.

     LOUIS LEEBURG has served as a Director of the Company since May 1996. Mr. Leeburg is a self-employed business consultant. From December 1988 until August 1993 he was the Vice President, Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a B.S. in accounting from Arizona State University. Mr. Leeburg is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and the John E. Fetzer ILM Trust Fund, affiliated with a significant stockholder of the Company.

     HAYDOCK H. MILLER, JR. has served as a Director of the Company since January 1993. Since that time he has advised the Company on administrative, management and financial matters. Mr. Miller served as an executive with the Aluminum Company of America (ALCOA) from 1949 until his retirement in 1983. Mr. Miller received a B.A. degree from Yale University. His last position with ALCOA was Manager of Organization Analysis, an internal consulting group for all ALCOA departments and divisions prior thereto he was Manager for salaried job evaluations for ALCOA and its subsidiaries and immediately before that, was Superintendent of several ALCOA plants, concentrating on quality control and production techniques, and consultant to its operations in the United Kingdom. Since 1983, Mr. Miller has been an independent management consultant.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 15, 1999 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 15, 1999 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before September 15, 1999 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

   Exhibit
   Number                           Description
   ------                           -----------
     3.1      Certificate of Incorporation of Registrant, as amended           1

     3.2      Certificate of Designations filed November 10, 1995 with
              the Secretary of State of the State of Delaware                  1

     3.3      Bylaws of Registrant                                             1

     3.4      Certificate of Designation filed February 6, 1998 with
              the Secretary of State of the State of Delaware                  2

     9.0      Form of Voting Trust Agreement dated January 10, 1996,
              among certain stockholders of the Registrant                     1

     9.1      Rights Agreement dated May 1, 1998                               3

    10.1      Employment Agreement between Registrant and Leslie A. Danziger   1

    10.3      Employment Agreement between Registrant and Donald E. Lawson     5

    10.4      Product Development and License Agreement between Registrant
              and Karl Storz GMBH & Co. dated December 22, 1994                1

    10.6      Omnibus Incentive Plan                                           4

    10.7      Directors Stock Option Plan                                      *

    10.8      Amended Omnibus Incentive Plan                                   *

      11      Computation of Net Loss Per Share                                *

    23.1      Consent of KPMG LLP                                              *

      27      Financial Data Schedule                                          *


1.   This  exhibit  was  filed  as an  exhibit  to  the  Company's  Registration
     Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference thereto.

2. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-3 (File No: 333-47905) dated March 13, 1998 and is incorporated herein by reference thereto.

3. This exhibit was filed as an exhibit to the Company's Registration Statement on Form 8-A (File No: 000-27548, respectively) dated April 28, 1998 and is incorporated herein by reference thereto.

4. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference thereto.

5.   This exhibit was filed as an exhibit to the  Company's  Form 10-KSB for the
     fiscal  year  ended  June  30,  1998  dated   September  17,  1998  and  is
     incorporated herein by reference thereto.

*    Filed herewith.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarterly period ended June 30, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS


Report of KPMG LLP, Independent Auditors.....................................F-2

Audited Financial Statements
Balance Sheets...............................................................F-3
Statements of Operations.....................................................F-4
Statements of Stockholders' Equity...........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS


The Board of Directors
LightPath Technologies, Inc.:


We have audited the accompanying balance sheets of LightPath Technologies, Inc., as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the finanical statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                                                        KPMG LLP


Albuquerque, New Mexico
August 10, 1999

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                      JUNE 30,       JUNE 30,
                                                        1999           1998
                                                    ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    413,388   $  4,237,400
  Trade accounts receivable - less allowance
    of $15,000 and $0                                    335,706        256,491
  Inventories (NOTE 2)                                   514,669        407,061
  Advances to employees and related parties               17,329         38,560
  Prepaid expenses and other                              19,124         43,629
                                                    ------------   ------------
Total current assets                                   1,300,216      4,983,141

Property and equipment - net (NOTE 3)                    893,537        805,487
Intangible assets - net (NOTE 4)                         572,877        519,839
Investment in LightChip, Inc. (NOTE 5)                   369,696             --
                                                    ============   ============
Total assets                                        $  3,136,326   $  6,308,467
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $    167,160   $    190,530
  Accrued payroll and benefits (NOTE 7)                  131,755        232,051
                                                    ------------   ------------
Total current liabilities                                298,915        422,581

Accrued loss of LightChip, Inc.                               --        921,662
Note payable to stockholder (NOTE 6)                      30,000         30,000

Commitments and contingencies (NOTE 13)

Redeemable common stock (NOTE 10)
  Class E-1 - performance based and redeemable
    common stock 1,492,480 and 1,481,584 shares
    issued and outstanding                                14,925         14,816
  Class E-2 - performance based and redeemable
    common stock 1,492,480 and 1,481,584 shares
    issued and outstanding                                14,925         14,816
  Class E-3 - performance based and redeemable
    common stock 994,979 and 987,715 issued
    and outstanding                                        9,950          9,877

Stockholders' equity (NOTES 9 AND 10)
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; Series A convertible shares, 37 and
    49 issued and outstanding, Series B convertible
    shares, 1 and 126 issued and outstanding, Series
    C convertible shares, 84 and 361 issued and
    outstanding, $1,220,000 liquidation preference
    at June 30, 1999                                           1              5
   Common stock:
    Class A, $.01 par value, voting; 34,500,000
     shares authorized; 4,960,703 and 3,330,607
     shares issued and outstanding                        49,607         33,306
   Additional paid-in capital                         29,776,918     28,103,439
   Accumulated deficit                               (27,058,915)   (23,242,035)
                                                    ------------   ------------
Total stockholders' equity                             2,767,611      4,894,715
                                                    ------------   ------------
Total liabilities and stockholders' equity          $  3,136,326   $  6,308,467
                                                    ============   ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                          YEAR ENDED JUNE 30
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
REVENUES
  Lenses and other                                    $   712,317   $   529,318
  Product development fees                                373,809       228,914
                                                      -----------   -----------
Total revenues                                          1,086,126       758,232

COSTS AND EXPENSES
  Cost of goods sold                                      409,417       289,918
  Selling, general and administrative                   2,918,184     3,456,567
  Research and development                                615,371       564,779
                                                      -----------   -----------

Total costs and expenses                                3,942,972     4,311,264
                                                      -----------   -----------
Operating loss                                         (2,856,846)   (3,553,032)

OTHER INCOME(EXPENSE)
  Investment income                                        95,362       172,341
  Interest and other expense                              (10,863)       (5,217)
  Equity in loss of LightChip, Inc. (NOTE 5)             (819,882)     (945,382)
                                                      -----------   -----------
Net loss                                              $(3,592,229)  $(4,331,290)
                                                      ===========   ===========

Net loss applicable to common shareholders (NOTE 11)  $(3,816,880)  $(6,029,519)
                                                      ===========   ===========

Basic and diluted net loss per share (NOTE 11)        $      (.89)  $     (2.00)
                                                      ===========   ===========

Number of shares used in per share calculation          4,271,313     3,010,861
                                                      ===========   ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                CLASS A
                                                              COMMON STOCK
                                          PREFERRED     ---------------------------    ADDITIONAL
                                            STOCK         NUMBER OF                     PAID-IN      ACCUMULATED
                                            AMOUNT         SHARES         AMOUNT        CAPITAL        DEFICIT         TOTAL
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balances at June 30, 1997                $          1      2,766,185   $     27,662   $ 19,244,055   $(17,212,516)  $  2,059,202
  Issuance of 135 shares Series A,
    230 shares Series B and 375
    shares Series C convertible
    preferred stock, net                            7             --             --      6,798,598             --      6,798,605
  Issuance of common stock                         --          3,588             36         26,289             --         26,325
  Exercise of stock options                        --         46,994            470        251,397             --        251,867
  Exercise of warrants                             --         46,890            469         78,287             --         78,756
  Issuance of common stock upon
    conversion of 131 shares Series
    A, 104 shares Series B and 14
    shares Series C convertible
    preferred stock to common stock                (3)       456,853          4,568         (4,565)            --             --
  Common stock issued for services                 --         10,097            101         11,149             --         11,250
  Imputed dividend on Series A,
    Series B and Series C
    convertible preferred stock                    --             --             --      1,386,700     (1,386,700)            --
  8% premium on Series A,
    Series B and Series C
    convertible preferred stock                    --             --             --        311,529       (311,529)            --
  Net loss                                         --             --             --             --     (4,331,290)    (4,331,290)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balances at June 30, 1998                $          5      3,330,607   $     33,306   $ 28,103,439   $(23,242,035)  $  4,894,715
  Issuance of common stock                         --          8,344             83         27,476             --         27,559
  Exercise of stock options                        --          7,264             73         39,586             --         39,659
  Issuance of common stock upon
    conversion of 12 shares Series
    A, 103 shares Series B and 277
    shares Series C convertible
    preferred stock to common stock                (4)     1,614,488         16,145        (16,141)            --             --
  8% premium on Series A, Series B
    and Series C convertible
    preferred stock                                --             --             --        224,651       (224,651)            --
  Sale of securities by LightChip, Inc.            --             --             --      1,397,907             --      1,397,907
  Net loss                                         --             --             --             --     (3,592,229)    (3,592,229)
                                         ============   ============   ============   ============   ============   ============
Balances at June 30, 1999                $          1      4,960,703   $     49,607   $ 29,776,918   $(27,058,915)  $  2,767,611
                                         ============   ============   ============   ============   ============   ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED JUNE 30
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(3,592,229)  $(4,331,290)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                          375,358       302,507
   Provision for uncollectible receivables                 15,000            --
   Services provided for common stock                          --        11,250
   Equity in loss of LightChip                            819,882       945,382
Changes in operating assets and liabilities:
  Receivables, advances to employees,
    related parties                                       (72,984)     (124,928)
  Inventories                                            (107,608)     (231,302)
  Prepaid expenses and other                               24,505        (5,025)
  Accounts payable and accrued expenses                  (123,666)     (158,868)
                                                      -----------   -----------
Net cash used in operating activities                  (2,661,742)   (3,592,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                    (437,223)     (250,857)
Costs incurred in acquiring patents
  and license agreements                                  (79,223)      (45,652)
Investment in LightChip                                  (713,333)      (23,720)
                                                      -----------   -----------
Net cash used in investing activities                  (1,229,779)     (320,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Convertible Series
  A, Series B and Series C preferred stock, net                --     6,798,605
Proceeds from exercise of common stock
  options and warrants                                     39,950       331,468
Proceeds from issuance of common stock                     27,559        26,325
                                                      -----------   -----------
Net cash provided by financing activities                  67,509     7,156,398
                                                      -----------   -----------
Net (decrease) increase in cash
  and cash equivalents                                (3,824,012)    3,243,895
Cash and cash equivalents at beginning of period        4,237,400       993,505
                                                      ===========   ===========

Cash and cash equivalents at end of period            $   413,388   $ 4,237,400
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock issued for services              $        --   $    11,250
Class E common stock issued                           $       291   $       845
Class A common stock issued upon conversion
  of preferred stock                                  $    16,145   $     4,568

Sale of securities by LightChip, Inc.                 $ 1,397,907   $        --

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30,1999

ORGANIZATION

LightPath Technologies, Inc. (the Company) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is engaged in the production of GRADIUM(R) glass lenses, collimator products and other optical materials. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics market. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems and enabling technology for emerging markets such as optoelectronics and telecommunications.

BASIS OF PRESENTATION

The Company has incurred substantial losses since inception. During fiscal year 1996 the Company completed an initial public offering ("IPO") and in fiscal year 1997 and 1998 the Company completed three private placements of convertible preferred stock to raise additional capital to further fund research, development and commercialization of GRADIUM glass with the objective of developing products that will achieve market acceptance. Management intends to utilize the net proceeds from a private placement of convertible debentures completed in July 1999 (see Note 16) and cash flows from projected product sales to finance the Company's working capital and other requirements for fiscal year 2000. However, without additional sources of capital or increased sales of GRADIUM glass and optoelectronic products, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

1. SUMMARY OF SIGNIFICANT ACCOUNTING MATTERS

CASH AND CASH EQUIVALENTS consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

INVENTORIES which consists principally of raw materials, lenses, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead.

PROPERTY  AND   EQUIPMENT  are  stated  at  cost  and   depreciated   using  the
straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

INTANGIBLE ASSETS consisting of licenses, patents and trademarks, are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets ranging from ten to seventeen years. The recoverability of the carrying values of these assets are evaluated on a recurring basis.

INVESTMENTS consists of the Company's ownership interest in LightChip Inc. (LightChip) which is accounted for under the equity method. The Company's voting interest decreased to 26% in September 1998 due to the sale of voting convertible preferred stock by LightChip as well as the conversion and exercise of outstanding debentures and warrants.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

STOCK BASED COMPENSATION is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant.

Pro forma information required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, has been presented under the fair value method using a Black-Scholes option pricing model.

PER SHARE DATA is accounted for under the provisions of the Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE. See Note 11.

MANAGEMENT MAKES ESTIMATES and assumptions during the preparation of the Company's financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.

FAIR VALUES OF FINANCIAL INSTRUMENTS of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and notes payable to stockholder approximate fair value.

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

RECLASSIFICATION of certain amounts in the 1998 financial statements has been made to conform to the 1999 financial statement presentation.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

2. INVENTORIES

The components of inventories include the following at June 30:

                                                        1999             1998
                                                     ----------       ----------
Raw materials                                        $   50,736       $   44,885
Boules and blanks in process                             97,321           83,530
Finished goods                                          366,612          278,646
                                                     ----------       ----------
Total inventories                                    $  514,669       $  407,061
                                                     ==========       ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

                                                        1999             1998
                                                     ----------       ----------
Manufacturing equipment                              $1,536,525       $1,132,167
Computer equipment and software                         299,085          294,361
Furniture and fixtures                                  117,885          123,176
Leasehold improvements                                   99,134          117,227
                                                     ----------       ----------
                                                      2,052,629        1,666,931
Less accumulated depreciation                         1,159,092          861,444
                                                     ----------       ----------
                                                     $  893,537       $  805,487
                                                     ==========       ==========

4. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30:

                                                        1999             1998
                                                     ----------       ----------
Patents and trademarks granted                       $  397,652       $  309,385
License agreements                                       40,000               --
Patent applications in process                          216,959          266,003
                                                     ----------       ----------
                                                        654,611          575,388
Less accumulated amortization                            81,734           55,549
                                                     ----------       ----------
                                                     $  572,877       $  519,839
                                                     ==========       ==========

5. INVESTMENT IN LIGHTCHIP, INC.

During fiscal 1998, the Company applied the equity method of accounting to its $23,720 cash investment in LightChip, a development stage company, until its share of net losses were reduced to zero at which time the Company discontinued applying the equity method of accounting. In June 1998, the Company committed to purchase $1.25 million of LightChip convertible preferred stock thereby requiring the Company to recognize an additional loss of $921,662 for substantially all of LightChip's losses during fiscal 1998.

On September 9, 1998, LightPath purchased 2,266,667 shares of voting Series A convertible preferred stock of LightChip in a private placement participating with AT&T Ventures who acquired 9,400,000 shares of voting Series A convertible preferred stock (Preferred Stock) for an aggregate purchase price of approximately $3.5 million. LightPath and AT&T Ventures have committed to purchase an additional $570,000 and $2.5 million, respectively, of voting Series A1 convertible preferred stock upon completion of certain product design requirements. Each share of Preferred Stock was issued at $.30 per share, 8% per

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

annum dividend if declared, noncumulative and a liquidation preference equal to the purchase price plus any declared but unpaid dividends. In conjunction with the private placement all the convertible bridge loans outstanding at LightChip, totaling $890,000, converted to Preferred Stock at $.30 per share as permitted in the debt agreement. In addition, substantially all of the warrant holders of LightChip exercised their warrants, including 111,111 shares of Preferred Stock received upon the exercise of warrants by LightPath. In total, LightChip issued approximately 16,460,000 shares of Preferred Stock. Each share of Preferred Stock is convertible into one share of Common Stock at (i) the option of the holder, (ii) the consent of the majority of the holders of the outstanding Preferred Stock or (iii) an initial public offering if gross proceeds from the offering exceed 5 times that paid by holders of the Preferred Stock.

Accordingly, the Company recognized all of LightChip's losses from July 1, 1998 through the closing of the private placement on September 9, 1998, which upon completion, reduced the Company's voting interest to approximately 26%. From the closing date through June 30, 1999, the Company recognized its pro-rata share of LightChip's losses (approximately 26%). Upon completion of the sale of the Preferred Stock by LightChip, the Company recorded an increase to additional paid-in capital of $1,397,907 which represents an amount necessary to increase LightPath's Investment in LightChip to its pro rata share of total LightChip equity at this date. Due to the Company's tax position, no deferred tax effects were recognized related to this increase to stockholders' equity.

Summarized financial information of LightChip as of and for the periods ended June 30, 1999 and 1998 follows:

LightChip Inc.
Summarized financial information                     June 30,        June 30,
                                                       1999            1998
                                                    ----------      ----------
Assets
  Current assets                                    $ 1,604,994     $    18,011
  Property and equipment - net                          512,110         134,144
                                                    -----------     -----------
    Total assets                                    $ 2,117,104     $   152,155
                                                    ===========     ===========
Liabilities and Equity
  Current liabilities                               $   304,936     $   183,817
  Debt                                                  429,659         890,000
                                                    -----------     -----------
    Total liabilities                                   734,595       1,073,817

Shareholders' Capital                                 4,910,502          46,045
  Accumulated deficit                                (3,527,993)       (967,707)
                                                    -----------     -----------
    Total shareholders' equity                        1,382,509        (921,662)
                                                    -----------     -----------
Total liabilities and shareholders' equity          $ 2,117,104     $   152,155
                                                    ===========     ===========
For fiscal years ended June 30, 1999 and 1998
  Net loss during development stage                 $(2,560,286)    $ (967,707)
                                                    ===========     ===========

6. NOTE PAYABLE TO STOCKHOLDER

At June 30, 1999 and 1998, the Company has a note payable to a stockholder of $30,000, which bears interest at 10.28%, payable monthly. The stockholder has agreed to accept repayment of the remaining balance contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock. Interest of $2,930 and $5,217 was paid in 1999 and 1998, respectively.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

7. DEFERRED EMPLOYEE SALARIES

In November 1993, the Company implemented a plan for the deferral of a portion of all employees' salaries. The salaries not paid were accrued as a continuing obligation of the Company. As of June 30, 1999 and 1998, the total deferred amounts were $72,524 and $153,435, respectively. Certain key officers of the Company have agreed to make repayment of such deferred amounts contingent upon the Company meeting the conditions for conversion of the Class E-1 common stock into Class A common stock.

8. INCOME TAXES

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the use of the cash method of accounting and deferral of research and development and start-up expenses for tax purposes. Research and development and start-up expenses previously capitalized for tax purposes are being amortized over a five year period commencing July 1, 1996.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

Significant components of the Company's deferred tax assets are as follows at June 30:

Deferred tax assets:                                   1999             1998
                                                    -----------     -----------
  Start-up expenses, net                            $ 1,197,000     $ 1,792,000
  Research and development expenses                     719,000         685,000
  Net operating loss carryforwards                    6,001,000       3,894,000
  Research and development
    credit carryforwards                                224,000         193,000
  Other                                                 (35,000)       (233,000)
                                                    -----------     -----------
Total deferred tax assets                             8,106,000       6,331,000
Valuation allowance for deferred tax assets          (8,106,000)     (6,331,000)
                                                    -----------     -----------
                                                    $        --     $        --
                                                    ===========     ===========

The valuation allowance has increased by $1,775,000 and $1,350,000 during the years ended June 30, 1999 and 1998, respectively, as a result of increased deferred tax assets created principally by the operating losses and the deferral of research and development expenses for tax purposes.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results from the increased valuation allowance. At June 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $15 million which will begin to expire in 2009 if not previously utilized. The Company also has research and development credit carryforwards of approximately $224,000 which will begin to expire in 2009, if not previously utilized. Approximately $1 million of the net operating loss carryforward and the majority of the research and development credit carryforwards are subject to certain limitations of the Internal Revenue Code which restrict their annual utilization.

9. EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

At June 30, 1999 the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. No compensation costs have been recognized for its fixed stock options plans where fair market value of the underlying stock equaled the option price at the date of grant.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). The Company's has reserved 1,825,000 shares of common stock for awards under the Incentive Plan. The number of shares reserved for award by the Directors Plan was increased from 125,000 to 350,000 shares of common stock in 1999.

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers, key employees and consultants of the Company. To date only incentive stock options have been issued under the plan with an average vesting period of four years. The term of the options granted under the Incentive Plan cannot exceed ten years and grants to stockholders with 10% or more of the Company's stock cannot exceed five years from the date of grant. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Incentive Plan available for grant at June 30, 1999 were 826,126 shares of Class A common stock.

The Directors Plan authorizes the Company to grant awards to certain eligible nonemployee directors of the Company using common stock. Under the plan formula each nonemployee director receives options to purchase shares of the Company's common stock. The director's option vest ratably over their three year term. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of the underlying stock on the date the options are granted with a term of ten years. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock. Options under the Director Plan available for grant at June 30, 1999 were 143,951 shares of Class A common stock.

In addition, the Company has issued nonqualified options to certain directors and consultants to the Company not covered by the Incentive or Directors Plans. The Company did not issue any nonqualified options in 1999 or 1998. Options issued prior to the IPO are bundled into an option for the purchase of one share of Class A common stock, 1.5 shares each of Class E-1 and E-2 common stock and one share of Class E-3 common stock.

A summary of the status of the stock option plans as of June 30, 1999 and 1998 and changes during the years ended is presented below:

                                                                   Weighted-Avg.
Shares under option:           Incentive   Directors                 Exercise
                                 Plan        Plan     Nonqualified    Price
                               --------    --------     --------     --------
Outstanding at June 30, 1997    229,475      25,500       49,694     $   7.52
Granted                         698,000      49,000           --     $   7.62
Exercised                       (41,701)     (3,000)      (2,293)    $   5.44
Lapsed or canceled              (20,800)         --           --     $   5.68
                               --------    --------     --------     --------
Outstanding at June 30, 1998    864,974      71,500       47,401     $   7.61
Granted                         266,600     167,880           --     $   3.52
Exercised                            --          --       (7,264)    $   5.50
Lapsed or canceled             (132,700)    (33,331)        (209)    $   6.49
                               --------    --------     --------     --------
Outstanding at June 30, 1999    998,874     206,049       39,928     $   6.29
                               ========    ========     ========     ========
Options exercisable:
  June 30, 1999                 502,891     115,464       39,928     $   7.16
                               ========    ========     ========     ========

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following table summarizes information about fixed stock options outstanding at June 30, 1999:

                                 Options Outstanding                        Options Exercisable
                   ------------------------------------------------    ------------------------------
                      Number       Weighted-Avg.                          Number
   Range of       outstanding at     Remaining       Weighted-Avg.    Exercisable at   Weighted-Avg.
Exercise Prices    June 30,1999   Contractual Life   Exercise Price    June 30, 1999   Exercise Price
---------------    ------------   ----------------   --------------    -------------   --------------
   $ 3 to 6           572,414        8.7 Years          $  4.05           218,829         $  4.42
   $ 6 to 11          657,034        6.9                $  7.51           424,051         $  7.47
   $27 to 52           15,403        4.2                $ 37.60            15,403         $ 37.60
                    ---------                                           ---------
   $ 3 to 52        1,244,851        7.7                $  6.29           658,283         $  7.16
                    =========                                           =========

Had compensation costs for the Company's stock based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     1999             1998
                                                 -------------    -------------
Net loss applicable to common shareholders,
  as reported                                    $  (3,816,880)   $  (6,029,519)
                                                 =============    =============
Net loss applicable to common shareholders,
  pro forma                                      $  (4,833,880)   $  (6,707,519)
                                                 =============    =============
Basic and diluted net loss per share,
  as reported                                    $        (.89)   $       (2.00)
                                                 -------------    -------------
Basic and diluted net loss per share,
  pro forma                                      $       (1.13)   $       (2.23)
                                                 -------------    -------------

The weighted-average fair value of options granted during the years ended June 30, 1999 and 1998 was $2.27 and $4.05, respectively. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999: dividend yield of 0%; expected volatility of 100% (75% for fiscal 1998); risk free interest rate of 7%; and expected lives of 3 years.

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

Common Stock - the Company's common stock consists of the following:

* Authorized 34,500,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

* Authorized 2,000,000 shares of Class E-1 common stock, $.01 par value. The stockholders of Class E-1 common stock are entitled to one vote for each share held. Each Class E-1 share will automatically convert into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds approximately $13.5 million in fiscal 2000. Conversion provisions related to the Company's bid price per share and acquisition or merger expired on February 22, 1999 without being met.

* Authorized 2,000,000 shares of Class E-2 common stock, $.01 par value. The stockholders of Class E-2 common stock are entitled to one vote for each share held. Each Class E-2 share will automatically convert into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is at least $18 million in fiscal 2000. Conversion provision related to the Company's acquisition or merger expired on February 22, 1999 without being met.

* Authorized 1,500,000 shares of Class E-3 common stock, $.01 par value. The stockholders of Class E-3 common stock are entitled to one vote for each share held. Each Class E-3 share will automatically convert into one share of Class A common stock in the event that the Company's income before the provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds $37 million in fiscal 2000. Conversion provision related to the Company's acquisition or merger expired February 22, 1999 without being met.

     The shares of Class E common stock will be redeemed on September 30, 2000 by the Company for $.0001 per share and will be canceled by the Company without further obligation to the stockholders if such earnings levels are not achieved. The pretax minimum performance milestones are increased proportionately with the issuance of additional shares of common stock or convertible securities after the IPO. The above milestones have been adjusted to reflect stock issuances during the year ended June 30, 1999.

     The Class E common stock performance shares have the characteristics of escrowed shares; therefore, such shares owned by key officers, employees, directors or consultants of the Company are subject to variable plan compensation accounting. In the event the Company attains any of the remaining earnings thresholds required for the conversion of Class E common stock by such stockholders, the Company will be required to recognize compensation expense in the periods in which the stated criteria for conversion are probable of being met.

Preferred Stock - the Company's preferred stock consists of the following:

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

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

The Series A, Series B and the Series C Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible into Class A common stock at the option of the holder, with volume limitations during the first 9 months after the respective final closing date, based on its stated value at the conversion date divided by a conversion price. Approximately 1,614,000 shares of Class A common stock were issued upon the conversion of 12 shares of Series A Preferred Stock, 125 shares of Series B Preferred Stock and 277 shares of Series C Preferred Stock during fiscal 1999. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in each of the Series A, Series B and Series C Preferred Stock was recognized as an imputed dividend in the amount of $318,200, $406,700, and $661,800, respectively, increasing net loss applicable to common shareholders on a pro rata basis from the date of issuance to the first date that conversion can occur. All of these imputed dividends were recognized prior to June 30, 1998.

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

Class C, Class E and Class G warrants were issued in connection with the private placements of Series A, Series B and Series C Convertible Preferred Stock which were completed during fiscal 1998. A total of 320,000 Class C, 317,788 Class E and 365,169 Class G warrants were granted to the preferred stockholders which entitle the holder to purchase one share of Class A common stock at an exercise price of $5.63, $7.24 and $6.68, respectively, expiring from July 2000 to February 2001. A total of 64,000 Class D, 47,668 Class F and 58,427 Class H warrants were granted to the placement agent for each private placement which entitles the holder to purchase one share of Class A common stock at an exercise price of $5.63, $7.24 and $6.68 respectively, expiring from July 2002 until February 2003. The Company registered the resale of the Class A common stock underlying the Series A, Series B, and Series C Preferred Stock and the associated warrants on individual Form S-3's which became effective during fiscal 1998.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following table provides information on preferred stock and warrants activity during fiscal 1999 and 1998.

                                                          Warrants
                              Preferred    -------------------------------------
                            Stock - Series   Class        Class         Class
Shares Outstanding             A, B & C      A & B       C, E & G     D, F & H
                              ----------   ----------   ----------   ----------
June 30, 1997                         45    4,519,000           --           --

  Issuance of securities             740       11,251    1,002,957      170,095

  Conversions and exercises         (249)     (11,251)     (88,889)     (46,750)
                              ----------   ----------   ----------   ----------

June 30, 1998                        536    4,519,000      914,068      123,345

  Conversions                       (414)          --           --           --
                              ----------   ----------   ----------   ----------
June 30, 1999                        122    4,519,000      914,068      123,345
                              ==========   ==========   ==========   ==========

11. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 1999: Class A common stock options 1,244,851, private placement warrants 1,037,413, IPO warrants 4,519,000, approximately 220,000 Class A shares reserved for the convertible preferred stock and the Class E redeemable common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria (see Note 10). An eight percent premium earned by the preferred shareholders of $224,651 and $311,529 increased the net loss applicable to common shareholders for the years ended June 30, 1999 and 1998, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $1,386,700 during the year ended June 30, 1998. The imputed dividend resulted from a discount provision included in the Series A, Series B and Series C Preferred Stock issued in fiscal 1998.

                                          Loss          Shares       Per Share
Year Ended June 30,                    (Numerator)   (Denominator)     Amount
                                       -----------   -------------  -----------
1999
Net loss                               $(3,592,229)
Less: Preferred Stock Premium             (224,651)
                                       -----------
BASIC AND DILUTED EPS
Net loss applicable to common
  shareholders                         $(3,816,880)     4,271,313   $      (.89)
                                       ===========    ===========   ===========

1998
Net loss                               $(4,331,290)
Less: Preferred Stock Premium             (311,529)
      Imputed dividend on Series A,
        Series B and Series C
        Preferred Stock                 (1,386,700)
                                       -----------
BASIC AND DILUTED EPS
Net loss applicable to common
  shareholders                         $(6,029,519)     3,010,861   $     (2.00)
                                       ===========    ===========   ===========

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

12. PENSION PLAN

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute, however, there were no Company contributions during the fiscal years ended June 30, 1999 and 1998.

13. COMMITMENTS AND CONTINGENCIES

The Company has operating leases for office equipment and office space. Effective April 1, 1996, the Company entered into a 5 year lease (with a three year renewal option) agreement for a 13,300 square foot manufacturing and office facility in Albuquerque, New Mexico. Rent expense recognized for the years ended June 30, 1999 and 1998 was $108,317 and $113,407, respectively. Commitments under noncancelable operating leases are $98,500 for 2000; and $76,500 for 2001.

The Company has employment agreements, which expire in April 2001 and March 2002, with two officers which provide for a combined payment of salaries of $275,000 annually. The Company has outstanding purchase commitments for approximately $100,000 at June 30, 1999 for manufacturing collimators, lens finishing and advertising.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

14. RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 1999 and 1998, current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company approximately $127,000 and $145,000, respectively. In addition, the Company retained the legal services of a stockholder for licensing work performed during fiscal 1998 valued at $11,250, which was paid for in Class A common stock.

In June 1997 the Company entered into a one year Strategic Alliance Agreement with Invention Machine Corporation to create LightChip to develop and manufacture wavelength division multiplexing systems for use by telecommunication carriers, and network system integrators. Under the terms of the agreement, LightChip utilized office equipment, office space and some personnel at no charge from LightPath in fiscal year 1998, estimated value of these contributed services was approximately $137,000. In addition, LightChip reimbursed LightPath for personnel, services and working capital provided during fiscal year 1998 totaling approximately $161,000, the balance $10,446 was paid during the year ended June 30, 1999.

15. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represents 5% of total revenues of the Company, and Traditional Optics, which represents 95% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of fiber collimators, fiber-optic switches and other related passive component products for the optoelectronics segment of the telecommunications industry while the traditional optics segment provides for the development and sale of GRADIUM glass in the form of lenses, blanks and development fees for the general optics markets. During fiscal 1999 approximately $78,000 in sales were derived from one wafer chip inspection customer and approximately $72,000 of lens sales were derived from one YAG laser customer. During fiscal 1998, approximately $135,000 of lens sales were derived from one YAG laser customer.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

Summarized financial information concerning the Company's reportable segments for the respective years ended June 30, is shown in the following table. During fiscal 1999, the Company changed its primary marketing objectives from primarily traditional optics products to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena. Prior period information has been conformed to the segments described above, where applicable, which are based on the structure and internal organization of the Company at June 30, 1999.

                                Opto-        Traditional    Corporate
Segment Information          Electronics       Optics      And other (1)      Total
-------------------          -----------     -----------   -------------      -----
Revenues (2)
                      1999   $     57,029     1,029,097              --    $  1,086,126
                      1998          4,500       753,732              --         758,232

Segment operating
  loss (3)
                      1999   $ (1,172,653)     (211,218)     (1,472,975)   $ (2,856,846)
                      1998       (498,755)   (1,216,687)     (1,837,590)     (3,553,032)

Depreciation and
  amortization
                      1999   $     72,337       224,445          78,576    $    375,358
                      1998             --       217,363          85,144         302,507

Capital Expenditures
  for segment assets
                      1999   $    389,709        47,514              --    $    437,223
                      1998             --       250,857              --         250,857

Total Assets
                      1999   $    410,473     1,755,326         970,527    $  3,136,326
                      1998          4,500     1,762,464       4,541,503       6,308,467

                                United                      Other foreign
Geographic Information          States          Germany       Countries          Total
----------------------          ------         ---------    -------------        -----
Revenues(4)
                      1999   $    678,746       168,205        239,175     $  1,086,126
                      1998        438,258       139,636        180,338          758,232

(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, advances, prepaid expenses, unallocated property and equipment and the Company's Investment in LightChip.

(2) There were no inter-segment sales during the years ended June 30, 1999 or 1998.

(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

(4) Revenues attributed to foreign countries are export sales, and are based on the destination of the shipment. The Company has no long lived assets in a foreign country.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

16. SUBSEQUENT EVENT

On July 28, 1999, LightPath completed a private placement for $1,000,000 of 6% Convertible Debentures (the "Debentures"). The Debentures are immediately convertible into approximately 570,000 shares of Class A common stock, at a conversion price which is equal to the lower of 80% of the five day average closing bid price of the Company's Class A common stock at (i) the date of closing ($1.76) or (ii) the conversion date, until maturity July 2002. The Debentures may be redeemed by the Company at 115% of the balance of the outstanding principal plus accrued interest with 10 days notice to the holders.

Debenture holders also received warrants to acquire 427,350 shares of Class A common stock. The warrant agreement provides for a conversion price of $2.20 per share. The warrants are immediately exercisable and have a five year life. Additionally, LightPath issued 150,000 warrants to the placement agent, with terms identical to those issued to the Debenture holders. The value of the warrants, aggregating approximately $835,000, will be recognized as an increase to additional paid-in capital and as interest expense over the life of the Debentures. Finally, LightPath will recognize an additional interest charge of approximately $382,000 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.


                                       By: /s/ Donald E. Lawson  August 24, 1999
                                           -------------------------------------
                                           DONALD E. LAWSON           DATE
                                           CHIEF EXECUTIVE OFFICER, PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Donald E. Lawson   August 24, 1999
--------------------------------------
Donald E. Lawson
Chief Executive Officer, President and Treasurer, Director
(Principal Executive Officer and Principal Financial Officer)



/s/ Leslie A. Danziger August 24, 1999    /s/ James L. Adler Jr. August 24, 1999
--------------------------------------    --------------------------------------
Leslie A. Danziger                        James L. Adler Jr.
Chairwoman of the Board                   Director


/s/ Katherine Dietze   August 24, 1999    /s/ Louis Leeburg      August 24, 1999
--------------------------------------    --------------------------------------
Katherine Dietze                          Louis Leeburg
Director                                  Director


/s/ Haydock H. Miller Jr. August 24, 1999 /s/ James A. Wimbush   August 24, 1999
--------------------------------------    --------------------------------------
Haydock H. Miller Jr.                     James A. Wimbush
Director                                  Director