Form 10KSB40/A
period 1999-06-30
LIGHTPATH TECHNOLOGIES INC
filed 1999-09-09
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

         Item                                                          Page
         ----                                                          ----
PART II

Item 7. Financial Statements                                            F-1


PART III

Item 13. Exhibits and Reports On Form 8-K                                 3


SIGNATURES                                                                4

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits

   Exhibit
   Number                           Description
   ------                           -----------
     3.1      Certificate of Incorporation of Registrant, as amended           1

     3.2      Certificate of Designations filed November 10, 1995 with
              the Secretary of State of the State of Delaware                  1

     3.3      Bylaws of Registrant                                             1

     3.4      Certificate of Designation filed February 6, 1998 with
              the Secretary of State of the State of Delaware                  2

     9.0      Form of Voting Trust Agreement dated January 10, 1996,
              among certain stockholders of the Registrant                     1

     9.1      Rights Agreement dated May 1, 1998                               3

    10.1      Employment Agreement between Registrant and Leslie A. Danziger   1

    10.3      Employment Agreement between Registrant and Donald E. Lawson     5

    10.4      Product Development and License Agreement between Registrant
              and Karl Storz GMBH & Co. dated December 22, 1994                1

    10.6      Omnibus Incentive Plan                                           4

    10.7      Directors Stock Option Plan                                      6

    10.8      Amended Omnibus Incentive Plan                                   6

      11      Computation of Net Loss Per Share                                6

    23.1      Consent of KPMG LLP                                              *

      27      Financial Data Schedule                                          6

----------
1.   This  exhibit  was  filed  as an  exhibit  to  the  Company's  Registration
     Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference thereto.
2. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-3 (File No: 333-47905) dated March 13, 1998 and is incorporated herein by reference thereto.
3. This exhibit was filed as an exhibit to the Company's Registration Statement on Form 8-A (File No: 000-27548, respectively) dated April 28, 1998 and is incorporated herein by reference thereto.
4. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference thereto.
5. This exhibit was filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1998 filed on September 17, 1998 and is incorporated herein by reference thereto.
6.   This exhibit was filed as an exhibit to the  Company's  Form 10-KSB for the
     fiscal  year  ended  June  30,  1999  filed on   August 27,  1999  and  is
     incorporated herein by reference thereto.
*    Filed herewith.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarterly period ended June 30, 1999.

ITEM 7. FINANCIAL STATEMENTS

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


                                                     KPMG LLP


Albuquerque, New Mexico
August 10, 1999

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                      June 30,       June 30,
                                                        1999           1998
                                                    ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $    413,388   $  4,237,400
  Trade accounts receivable - less allowance
    of $15,000 and $0                                    335,706        256,491
  Inventories (NOTE 2)                                   514,669        407,061
  Advances to employees and related parties               17,329         38,560
  Prepaid expenses and other                              19,124         43,629
                                                    ------------   ------------
Total current assets                                   1,300,216      4,983,141

Property and equipment - net (NOTE 3)                    893,537        805,487
Intangible assets - net (NOTE 4)                         572,877        519,839
Investment in LightChip, Inc. (NOTE 5)                   369,696             --
                                                    ------------   ------------
Total assets                                        $  3,136,326   $  6,308,467
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $    167,160   $    190,530
  Accrued payroll and benefits (NOTE 7)                  131,755        232,051
                                                    ------------   ------------
Total current liabilities                                298,915        422,581

Accrued loss of LightChip, Inc.                               --        921,662
Note payable to stockholder (NOTE 6)                      30,000         30,000

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
                                                      ===========   ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Class A
                                                   Common Stock
                                      Preferred  ------------------    Additional
                                        Stock    Number of              Paid-in      Accumulated
                                        Amount    Shares     Amount     Capital        Deficit          Total
                                        ------    ------     ------     -------        -------          -----
Balances at June 30, 1997               $   1    2,766,185   $27,662   $19,244,055   $(17,212,516)  $ 2,059,202
  Issuance of 135 shares Series A,
    230 shares Series B and 375
    shares Series C convertible
    preferred stock, net                    7           --        --     6,798,598             --     6,798,605
  Issuance of common stock                 --        3,588        36        26,289             --        26,325
  Exercise of stock options                --       46,994       470       251,397             --       251,867
  Exercise of warrants                     --       46,890       469        78,287             --        78,756
  Issuance of common stock upon
    conversion of 131 shares Series
    A, 104 shares Series B and 14
    shares Series C convertible
    preferred stock to common stock        (3)     456,853     4,568        (4,565)            --            --
  Common stock issued for services         --       10,097       101        11,149             --        11,250
  Imputed dividend on Series A,
    Series B and Series C
    convertible preferred stock            --           --        --     1,386,700     (1,386,700)           --
  8% premium on Series A,
    Series B and Series C
    convertible preferred stock            --           --        --       311,529       (311,529)           --
  Net loss                                 --           --        --            --     (4,331,290)   (4,331,290)
                                        -----    ---------   -------   -----------   ------------   -----------
Balances at June 30, 1998               $   5    3,330,607   $33,306   $28,103,439   $(23,242,035)  $ 4,894,715
  Issuance of common stock                 --        8,344        83        27,476             --        27,559
  Exercise of stock options                --        7,264        73        39,586             --        39,659
  Issuance of common stock upon
    conversion of 12 shares Series
    A, 103 shares Series B and 277
    shares Series C convertible
    preferred stock to common stock        (4)   1,614,488    16,145       (16,141)            --            --
  8% premium on Series A, Series B
    and Series C convertible
    preferred stock                        --           --        --       224,651       (224,651)           --
  Sale of securities by LightChip, Inc.    --           --        --     1,397,907             --     1,397,907
  Net loss                                 --           --        --            --     (3,592,229)   (3,592,229)
                                        -----    ---------   -------   -----------   ------------   -----------
Balances at June 30, 1999               $   1    4,960,703   $49,607   $29,776,918   $(27,058,915)  $ 2,767,611
                                        =====    =========   =======   ===========   ============   ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                         Year Ended June 30
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(3,592,229)  $(4,331,290)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                          375,358       302,507
   Provision for uncollectible receivables                 15,000            --
   Services provided for common stock                          --        11,250
   Equity in loss of LightChip                            819,882       945,382
Changes in operating assets and liabilities:
  Receivables, advances to employees,
    related parties                                       (72,984)     (124,928)
  Inventories                                            (107,608)     (231,302)
  Prepaid expenses and other                               24,505        (5,025)
  Accounts payable and accrued expenses                  (123,666)     (158,868)
                                                      -----------   -----------
Net cash used in operating activities                  (2,661,742)   (3,592,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                    (437,223)     (250,857)
Costs incurred in acquiring patents
  and license agreements                                  (79,223)      (45,652)
Investment in LightChip                                  (713,333)      (23,720)
                                                      -----------   -----------
Net cash used in investing activities                  (1,229,779)     (320,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of Convertible Series
  A, Series B and Series C preferred stock, net                --     6,798,605
Proceeds from exercise of common stock
  options and warrants                                     39,950       331,468
Proceeds from issuance of common stock                     27,559        26,325
                                                      -----------   -----------
Net cash provided by financing activities                  67,509     7,156,398
                                                      -----------   -----------
Net (decrease) increase in cash
  and cash equivalents                                (3,824,012)    3,243,895
Cash and cash equivalents at beginning of period        4,237,400       993,505
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   413,388   $ 4,237,400
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock issued for services              $        --   $    11,250
Class E common stock issued                           $       291   $       845
Class A common stock issued upon conversion
  of preferred stock                                  $    16,145   $     4,568

Sale of securities by LightChip, Inc.                 $ 1,397,907   $        --

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
                  =========                                           =========

Had compensation costs for the Company's stock based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      1999              1998
                                                   -----------      -----------
Net loss applicable to common shareholders,
  as reported                                      $(3,816,880)     $(6,029,519)
                                                   ===========      ===========
Net loss applicable to common shareholders,
  pro forma                                        $(4,833,880)     $(6,707,519)
                                                   ===========      ===========
Basic and diluted net loss per share,
  as reported                                      $      (.89)     $     (2.00)
                                                   -----------      -----------
Basic and diluted net loss per share,
  pro forma                                        $     (1.13)     $     (2.23)
                                                   -----------      -----------

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

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


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

In connection with the IPO, the underwriter received a Unit Purchase Option to acquire up to 160,000 IPO Units at an exercise price of $6.75 per unit. Each IPO unit consists of one Class A common share, one Class A warrant to acquire a share of Class A common stock and a Class B warrant, and one Class B warrant. The Unit Purchase Option is exercisable until February 2001 and as of June 30, 1999, none of the units have been exercised.

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
                              ==========   ==========   ==========   ==========

11. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 1999: Class A common stock options 1,244,851, private placement warrants 1,037,413, IPO warrants 7,186,749, (includes 2,667,749 of Class B warrants available upon exercise of the Class A warrants), IPO Unit Purchase Option to acquire (i) 160,000 shares of Class A common stock
(ii) 160,000 Class A warrants, and (iii) 320,000 Class B warrants (includes 160,000 available upon exercise of the Class A warrants), 937,399 Class A shares issuable upon the conversion of convertible preferred stock (minimum of 220,000 shares based on the fixed conversion price at closing) and 3,979,939 shares issuable from the Class E redeemable common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria (see Note 10). An eight percent premium earned by the preferred shareholders of $224,651 and $311,529 increased the net loss applicable to common shareholders for the years ended June 30, 1999 and 1998, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $1,386,700 during the year ended June 30, 1998. The imputed dividend resulted from a discount provision included in the Series A, Series B and Series C Preferred Stock issued in fiscal 1998.

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

                               Opto-      Traditional  Corporate
Segment Information         Electronics     Optics    And other (1)     Total
-------------------         -----------   ----------- -------------     -----
Revenues (2)
                     1999   $    57,029   1,029,097            --   $ 1,086,126
                     1998         4,500     753,732            --       758,232
Segment operating
  loss (3)
                     1999   $(1,172,653)   (211,218)   (1,472,975)  $(2,856,846)
                     1998      (498,755) (1,216,687)   (1,837,590)   (3,553,032)
Depreciation and
  amortization
                     1999   $    72,337     224,445        78,576   $   375,358
                     1998            --     217,363        85,144       302,507
Capital Expenditures
  for segment assets
                     1999   $   389,709      47,514            --   $   437,223
                     1998            --     250,857            --       250,857
Total Assets
                     1999   $   410,473   1,755,326       970,527   $ 3,136,326
                     1998         4,500   1,762,464     4,541,503     6,308,467

                                United                Other foreign
Geographic Information          States      Germany     Countries        Total
----------------------          ------      -------     ---------        -----
Revenues(4)
                     1999   $   678,746     168,205      239,175    $ 1,086,126
                     1998       438,258     139,636      180,338        758,232

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LIGHTPATH TECHNOLOGIES, INC.


                               By: /s/ Donald E. Lawson        September 7, 1999
                                   ---------------------       -----------------
                                   Donald E. Lawson                   Date
                                   Chief Executive Officer, President

In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald E. Lawson          Chief Executive Officer,         September 7, 1999
---------------------------   President and Treasurer,
Donald E. Lawson              Director (Principal Executive
                              Officer and Principal
                              Financial Officer)


/s/ Leslie A. Danziger        Chairwoman of the Board          September 7, 1999
---------------------------
Leslie A. Danziger



/s/ Katherine Dietze          Director                         September 7, 1999
---------------------------
Katherine Dietze


/s/ Haydock H. Miller Jr.     Director                         September 7, 1999
---------------------------
Haydock H. Miller Jr.


/s/ James L. Adler Jr.        Director                         September 7, 1999
---------------------------
James L. Adler Jr.


/s/ Louis Leeburg             Director                         September 7, 1999
---------------------------
Louis Leeburg


/s/ James A. Wimbush          Director                         September 7, 1999
---------------------------
James A. Wimbush