Form 10QSB
period 1999-09-30
LIGHTPATH TECHNOLOGIES INC
filed 1999-11-12
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________


                        COMMISSION FILE NUMBER 000-27548

                                   ----------

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

                              http://www.light.net

               Registrant's telephone number, including area code:
                                  (505)342-1100

                                   ----------

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

Common Stock, Class A, $.01 par value                   6,505,348 shares
Common Stock, Class E-1, $.01 par value                 1,492,480 shares
Common Stock, Class E-2, $.01 par value                 1,492,480 shares
Common Stock, Class E-3, $.01 par value                   994,979 shares
---------------------------------------          -------------------------------
              CLASS                              OUTSTANDING AT OCTOBER 29, 1999

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I   FINANCIAL INFORMATION

         Balance Sheets                                                       2
         Statements of Operations                                             3
         Statements of Cash Flows                                             4
         Notes to Financial Statements                                        5
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

PART II  OTHER INFORMATION

         Legal Proceedings                                                   13
         Changes in Securities and Use of Proceeds                           13
         Defaults Upon Senior Securities                                     15
         Submission of Matters to a Vote of Security Holders                 15
         Other Information                                                   15
         Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      September 30,     June 30,
                                                                          1999            1999
                                                                      ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  1,717,720    $    413,388
  Trade accounts receivable - less allowance of $15,000                    229,576         335,706
  Inventories (NOTE 2)                                                     584,389         514,669
  Advances to employees and related parties                                 20,722          17,329
  Prepaid expenses and other                                                22,169          19,124
                                                                      ------------    ------------
Total current assets                                                     2,574,576       1,300,216

Property and equipment - net                                               994,145         893,537
Intangible assets - net                                                    584,271         572,877
Investment in LightChip, Inc. (NOTE 3)                                      53,566         369,696
                                                                      ------------    ------------
Total assets                                                          $  4,206,558    $  3,136,326
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                            $    280,608    $    167,160
  Accrued payroll and benefits                                             132,607         131,755
                                                                      ------------    ------------
Total current liabilities                                                  413,215         298,915

Note payable to stockholder                                                 30,000          30,000

Commitments and contingencies

Redeemable common stock
  Class E-1 - performance based and redeemable common
    stock 1,492,480 shares issued and outstanding                           14,925          14,925
  Class E-2 - performance based and redeemable common
    stock 1,492,480 shares issued and outstanding                           14,925          14,925
  Class E-3 - performance based and redeemable common
    stock 994,979 issued and outstanding                                     9,950           9,950

Stockholders' equity (NOTES 4 AND 5)
   Preferred stock, $.01 par value; 5,000,000 shares authorized;
     Series A convertible shares, 2 and 37 issued and outstanding,
     Series B convertible shares, 1 and 1 issued and outstanding,
     Series C convertible shares, 0 and 84 issued and outstanding,
     $30,000 liquidation preference at September 30, 1999                       --               1
   Common stock:
     Class A, $.01 par value, voting; 34,500,000 shares authorized;
       6,505,348 and 4,960,703 shares issued and outstanding                65,053          49,607
   Additional paid-in capital                                           32,058,071      29,776,918
   Accumulated deficit                                                 (28,399,581)    (27,058,915)
                                                                      ------------    ------------
Total stockholders' equity                                               3,723,543       2,767,611
                                                                      ------------    ------------
Total liabilities and stockholders' equity                            $  4,206,558    $  3,136,326
                                                                      ============    ============

See Accompanying Notes

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                           September 30
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
REVENUES
   Lenses and other                                  $   164,182    $   152,610
   Product development fees                              104,923         38,118
                                                     -----------    -----------
Total revenues                                           269,105        190,728

COSTS AND EXPENSES
   Cost of goods sold                                     84,821         91,840
   Selling, general and administrative                   672,599        753,478
   Research and development                              101,096        127,096
                                                     -----------    -----------
Total costs and expenses                                 858,516        972,414
                                                     -----------    -----------
Operating loss                                          (589,411)      (781,686)

OTHER INCOME(EXPENSE)
   Investment income                                       9,212         45,864
   Interest and other expense  (NOTE 4)                 (436,179)          (850)
   Equity in loss of LightChip, Inc. (NOTE 3)           (316,130)      (225,434)
                                                     -----------    -----------
Net loss                                             $(1,332,508)   $  (962,106)
                                                     ===========    ===========
Net loss applicable to common shareholders           $(1,340,666)   $(1,061,683)
                                                     ===========    ===========

Basic and diluted net loss per share (NOTE 6)        $      (.26)   $      (.31)
                                                     ===========    ===========
Number of shares used in per share calculation         5,222,931      3,466,062
                                                     ===========    ===========

See Accompanying Notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(1,332,508)   $  (962,106)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         83,233         66,791
    Debt discount                                        425,795             --
    Equity in loss of LightChip                          316,130        225,434
Changes in operating assets and liabilities:
  Receivables, advances to employees,
    related parties                                      102,737        (12,206)
  Inventories                                            (69,720)       (50,352)
  Prepaid expenses and other                              (3,045)        (6,384)
  Accounts payable and accrued expenses                  114,300       (100,264)
                                                     -----------    -----------
Net cash used in operating activities                   (363,078)      (839,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                   (178,760)      (115,569)
Costs incurred in acquiring patents and
  license agreements                                     (16,475)       (20,140)
Investment in LightChip                                       --       (713,333)
                                                     -----------    -----------
Net cash used in investing activities                   (195,235)      (849,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 6% convertible
  debentures, net of offering costs                      893,324             --
Proceeds from exercise of common stock
  options and warrants                                   960,521         39,950
Proceeds from issuance of common stock                     8,800          9,080
                                                     -----------    -----------
Net cash provided by financing activities              1,862,645         49,030
                                                     -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                          1,304,332     (1,639,099)
Cash and cash equivalents at beginning
  of period                                              413,388      4,237,400
                                                     ===========    ===========
Cash and cash equivalents at end of period           $ 1,717,720    $ 2,598,301
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock issued upon conversion
  of preferred stock                                 $     5,355    $     3,843
Class E common stock issued                          $        --    $       291
Sale of securities by LightChip, Inc.                $        --    $ 1,397,906

See Accompanying Notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 1999


ORGANIZATION

LightPath Technologies, Inc. (the Company) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. The Company is engaged in the production of GRADIUM(R) glass lenses, collimator products and other optical component products for the telecommunications market. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics market. GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens, or fewer lenses, tasks performed by multi-element conventional lens systems and enabling technology for emerging markets such as optoelectronics and telecommunications.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission on September 9, 1999.

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

INVESTMENTS consists of the Company's 26% ownership interest in LightChip Inc. (LightChip) which is accounted for under the equity method.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


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

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


2. INVENTORIES

The components of inventories include the following at:

                                                      September 30      June 30
                                                         1999             1999
                                                       --------         --------
Raw materials                                          $ 86,863         $ 50,736
Boules and blanks in process                             95,677           97,321
Finished goods                                          401,849          366,612
                                                       --------         --------
Total inventories                                      $584,389         $514,669
                                                       ========         ========

3. INVESTMENT IN LIGHTCHIP, INC.

During fiscal 2000, the Company applied the equity method of accounting to its investment in LightChip, a development stage company to recognize its pro-rata share of LightChip's losses (approximately 26%) and recognized a loss of $316,130 for the quarter ended September 30, 1999. In October 1999, LightChip issued additional shares of voting convertible preferred stock for $3 million, of which the Company funded $570,000 as required, upon completion of product development requirements, by the September 1998 agreement with LightChip. The Company's voting interest decreased to approximately 24% after the issuance.

4. CONVERTIBLE DEBENTURES

On July 28, 1999, LightPath completed a private placement for $1,000,000 of 6% Convertible Debentures (the "Debentures"). The Debentures were immediately convertible into shares of Class A common stock at a conversion price of $1.76. Debenture holders also received warrants to acquire 427,350 shares of Class A common stock. The warrant agreement provides for a conversion price of $2.20 per share. The warrants are immediately exercisable and have a five year life. On September 24, 1999 all of the debentures and the related warrants were converted into 997,151 shares of Class A common stock. Interest of $9,370 was paid to the debenture holders. LightPath recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining discount was amortized from the issuance through the conversion date.

LightPath issued 150,000 warrants to the placement agent, with terms identical to those issued to the Debenture holders none of which have been exercised.

5. STOCKHOLDERS' EQUITY

The Series A, Series B and the Series C Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium. The holders of the Series A, Series B and Series C Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B and Series C Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625, $7.2375 and $6.675 for the Series A, Series B and Series C Convertible Preferred Stock, respectively, or 85% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. Also, 535,487 shares of Class A common stock were issued upon the conversion of 119 shares of Series A and Series C Preferred Stock during the three months ended September 30, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                            Preferred      Common      Warrants    Warrants      Warrants   Common
                          Stock - Series    Stock       Class       Class         Class      Stock
                             A, B & C      Class A      A & B    C, E ,G & I   D, F, H & J  Options
                             --------      -------      -----    -----------   -----------  -------
Outstanding at
  June 30, 1999               122        4,960,703   4,519,000     914,068      123,345    1,244,851
    Issuance of  Warrants      --               --         100     427,350      150,000           --
    Issuance of shares         --            3,937          --          --           --           --
    Conversions              (119)       1,535,708        (100)   (427,350)      (8,000)          --
    Option grants              --               --          --          --           --       50,000
    Exercise of options        --            5,000          --          --           --       (5,000)
    Forfeitures                --               --          --          --           --       (2,835)
Outstanding at
  September 30, 1999            3        6,505,348   4,519,000     914,068      265,345    1,287,016

6. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at September 30, 1999: Class A common stock options 1,287,016, private placement warrants 1,179,413, IPO warrants 7,186,649 (includes 2,667,649 of Class B warrants available upon exercise of the Class A warrants), IPO Unit Purchase Option to acquire (i) 160,000 shares of Class A common stock, (ii) 160,000 Class A warrants, and (iii) 320,000 Class B warrants (includes 160,000 available upon exercise of the Class A warrants), 10,780 Class A shares issuable upon the conversion of convertible preferred stock (minimum of 6,000 shares based on the fixed conversion price at closing) and 3,979,939 shares issuable from the Class E redeemable common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria. An eight percent premium earned by the preferred shareholders of $8,158 and $99,577 increased the net loss applicable to common shareholders for the three months ended September 30, 1999 and 1998, respectively.

                                                    Three Months Ended
                                                       September 30,
                                        ---------------------------------------
                                                                         Per
                                          Income          Shares        Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------    ------
1999
Net loss                                $(1,332,508)
Less: Preferred Stock Premium                (8,158)
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                            $(1,340,666)     5,222,931     $ (.26)

1998
Net loss                                $  (962,106)
Less: Preferred Stock Premium               (99,577)
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                            $(1,061,683)     3,466,062     $ (.31)

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


7. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represents 12% of total revenues of the Company, and Traditional Optics, which represents 88% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of fiber collimators, fiber-optic switches and other related passive component products for the optoelectronics segment of the telecommunications industry while the traditional optics segment provides for the development and sale of GRADIUM glass in the form of lenses, blanks and development fees for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the quarters ended September 30, is shown in the following table. During fiscal 1999, the Company changed its primary marketing objectives from primarily traditional optics products to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena.

                               Opto-      Traditional    Corporate
Segment Information         Electronics     Optics     And other (1)     Total
-------------------         -----------     ------     -------------     -----
Revenues (2)         1999    $  32,564      236,541            --     $ 269,105
                     1998           --      190,728            --       190,728
Segment operating
  loss (3)           1999    $(237,172)     (27,352)     (324,887)    $(589,411)
                     1998     (313,715)    (169,502)     (360,230)     (781,686)

(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments.

(2) There were no inter-segment sales during the quarters ended September 30, 1999 and 1998.

(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

8. SUBSEQUENT EVENT

On November 2, 1999, LightPath completed a private placement for $4,080,000 of Series F Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into shares of Class A common stock, at a conversion price which is equal to the lower of $5.00 or 80% of the five day average closing bid price of the Company's Class A common stock at the conversion date. Each share of Preferred Stock is convertible into Class A common stock at the option of holder, subject to certain volume limitations during the first 9 months.

Preferred stockholders also received warrants to acquire 489,600 shares of Class A common stock in addition to the modification of terms on warrants outstanding from prior private placements. The warrant agreement provides for a conversion price of $5.00 per share. The warrants are immediately exercisable and have a three year life. LightPath issued 125,000 warrants to the placement agent, with terms identical to those issued to the Preferred Stock holders. Finally, LightPath will recognize an aggregate imputed dividend of approximately $2 million during the second and third quarters of fiscal year 2000 for the "beneficial conversion feature" associated with the Preferred Stock.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("THE ACT") PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SIMILAR MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EARLY STAGE OF DEVELOPMENT, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN THE COMPANY'S REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("2000") COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1999")

     During the first quarter of fiscal 2000 the Company's optoelectronics and fiber telecommunications segment continued its efforts to 1) increase the sale of collimator assemblies and lenses and the distribution of collimator samples to potential customers for testing 2) develop fiberoptic switches and 3) obtain patent protection for its proprietary telecommunications products and processes. The Company's internal focus has been on the sale and shipment of products and samples of LightPath's single-mode fiber collimator assembly (SMF assembly). The Company currently offers three telecom product levels, the collimating lens, a SMF assembly and a large-beam collimating assembly. The Company displayed all three of these products at industry trade shows in early calendar 1999. These shows allow the Company to deliver additional samples and to meet with potential customers to distribute information on our products or to discuss test results from samples previously sent. Based on the results of the customers' testing, the Company believes higher-volume production orders will develop in the future. The Company anticipates such orders to be received in response to customer use that confirms the SMF assembly offers superior performance in the areas of back reflection and insertion loss at a very competitive price. The Company believes that its increased sales for the first quarter reflect this positive feedback. Collimator product sales increased to $32,564, plus the backlog for these products increased to $66,000, when combined, the amount exceeds the entire telecom revenues of $57,029 in fiscal 1999. A key OEM represents $54,000 or 82% of the sales backlog. The Company has completed the installation of a clean room in its manufacturing area to meet anticipated future customer demands and is currently adding additional manufacturing collimator production lines. During the first quarter, the Company continued the fiberoptic, mechanical switch development process with Kaifa Technology. Kaifa, which in July 1999 was acquired by E-TEK Dynamics, will remain as a separate business unit of E-TEK. LightPath anticipates that the mechanical switch project will remain on schedule. The Company believes these agreements will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. During the first quarter, the Company was notified that its patent application for its proprietary process to fuse fibers directly to a larger optical component such as the collimator lens has been allowed. At September 30,1999 the Company had a backlog of $66,000 in telecom orders for all three of the Company's collimator products as compared to $10,000 at June 30, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The sales cycle, for acceptance by a telecom customer, of component products is rigorous and consists of multiple steps. Therefore, all of the Company's products are subject to Bellcore testing in addition to meeting the customer's specifications. The Company has sold product or sent samples of collimators to approximately 90 actual or potential customers over the past twelve months. After the products are qualified some of these targeted customers purchase a larger quantity to perform additional testing. After successful testing and evaluation of the product many customers then require some customization of the collimator. Finally the Company will receive a request for quotation on production size quantities prior to receiving manufacturing orders. Our current OEM order of $54,000 reflects such a process. The Company believes that it will be a qualified vendor to this OEM and that the collimator product will be successful in becoming incorporated into their production. The Company is at various stages in this process with a number of customers.

     During the first quarter of fiscal 2000, the majority of the Company's sales to the traditional optics segment were comprised of laser optic lenses. Revenues of $236,541 for the first quarter included $62,500 in license fees and $42,424 in revenues for government funded subcontracts utilizing GRADIUM glass in optoelectronics application. The Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. The Company believes the relationship with Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. The Company's remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At September 30,1999, the Company had a backlog of $120,000 in lens products as compared to $35,000 at June 30, 1999. Both the overall dollar sales and total number of customers placing orders during this period exceeded those occurring during any other quarter to date. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     The Company's revenues totaled $269,000 for 2000, an increase of approximately $78,000 or 41% over 1999. The increase was attributable to $11,000 in additional product sales, primarily for telecom products, and $67,000 in product development/license fees. At September 30, 1999, the Company's backlog consisted of $120,000 for lens sales, $66,000 for collimator sales and $50,000 for government project funding. In addition, the Company's exclusive agreement with Karl Storz entitles the Company to receive a license fee of $20,833 per month through December 1999.

     In 2000, cost of sales was 52% of product sales, a decrease from 1999, when cost of sales was 60% of product sales. The decrease was primarily due to higher margins on telecom products and sales to traditional optics distributors during the quarter. It is anticipated that the Company's telecom products will continue to maintain a lower cost of sales than its traditional optics products. Additionally, with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs decreased by $80,879, or 11% to $672,599 from 1999, primarily due to the reduction of personnel in administration. Research and development costs decreased by $26,000 to $101,096 in 2000 versus 1999. The majority of development work consisted of expenses associated with the collimator assembly design and manufacturing process. In addition, development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry.

     Investment income decreased approximately $37,000 in 2000 due to the decrease in interest earned on temporary investments as a result of a decrease in cash balances. In July 1999, the Company issued $1,000,000 aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. Interest expense was not significant in 1999. LightPath recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock. The Company accounts for its investment in LightChip under the equity method. As a result, the Company recognized its 26% pro rata share of LightChip losses, or $316,130 for the 2000 quarter versus $225,434 in 1999.

     Net loss of $1,332,508 in 2000 was an increase of $370,000 from 1999 of which $435,000 relates to recognition of charges associated with the debenture issuance, $91,000 is due to the Company's share of LightChip's loss, and $36,000 due to a reduction in interest income. These increased costs were partially offset by a $78,000 increase in total revenues, $7,000 reduction in cost of sales and a $107,000 decrease in operating costs primarily in selling, general and administrative expense. Net loss applicable to common shareholders of $1,340,666 included an additional charge of $8,158 attributable to the 8% premium on the Company's outstanding preferred stock. Net loss per share of $.26 was a decrease of $.05 from 1999 net loss per share of $.31 of which $.13 was due to the increase in the number of weighted shares outstanding due to the conversion of preferred stock. The 1999 net loss per share contains $99,577 attributable to the 8% premium on the preferred stock.


FINANCIAL RESOURCES AND LIQUIDITY

     LightPath financed its initial operations through private placements of equity, or debt until February 1996 when its initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. In July 1999 the Company issued convertible debentures with attached warrants resulting in net proceeds of approximately $893,000. In September 1999 all of the debentures were converted to shares of common stock and all of the associated warrants were exercised resulting in additional net proceeds of $940,170. In November 1999 the Company issued 408 shares of its Series F Preferred Stock and attached warrants in a private placement. Net proceeds from the private placement were approximately $3.9 million.

     The Company intends to continue to explore additional funding opportunities in fiscal year 2000, although it currently has no commitments for such funding. Cash used in operations for the first quarter of fiscal 2000 totaled approximately $363,000, a decrease of $476,000 from fiscal 1999, due to increased sales and administrative cost reductions. The Company expects to continue to incur net losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 2000, the Company expended approximately $200,000 for capital equipment and patent protection and has outstanding commitments for an additional $250,000. The majority of the capital expenditures during the year were related to the development of its clean room and equipment used to expand the Company's manufacturing facilities for collimator production. In addition, in October 1999, the Company expended the remaining $570,000 of its financing commitment to LightChip upon completion of the product development requirements in the September 1998 agreement.

     Projected product sales as well as the proceeds from the July 1999 sale of 6% Convertible Debentures and related warrants exercised will be used for working capital for fiscal 2000. Proceeds from the November 1999 Series F Preferred Stock of approximately $3.9 million will be used to expand collimator production, development of the optical switch and working capital. The Company's ability to complete these future sales will depend on the extent that the SMF assembly, collimating lenses and GRADIUM glass become commercially accepted and at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. At this time the Company does not believe product sales will reach the level required to sustain its operations and growth plans beyond the near term; therefore, the Company is actively pursuing additional financing. The Company may also be required to alter its business plan in the event of delays

                          LIGHTPATH TECHNOLOGIES, INC.

for  commercial  production  orders  or  unanticipated   expenses.  The  Company
currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company's business and results of operations will be materially adversely affected and the Company may have to cease or substantially reduce its operations. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.

YEAR 2000 RISKS; INFLATION; SEASONALITY

     Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. This problem is commonly referred to as the "Year 2000 Issue". The
Company has determined that its internal computer systems, manufacturing equipment and software products were produced to be Year 2000 compliant and no material remediation costs have been incurred or are expected to be incurred by the Company. During the third quarter of fiscal 1999, the Company confirmed in writing whether the internal business operations of third parties with whom it has a material relationship will be affected by the Year 2000 Issue. The Company's assessment of third parties is complete and based on their responses, the Company believes its material third party relationships will not be adversely impacted by the Year 2000 Issue barring any unforeseen circumstances. Under a worst case scenario the Company may experience delays in receiving products and services thereby impacting its ability to make product shipments. The Company plans on having adequate inventory levels to minimize such impact, if any. The Company will continue to monitor third parties with whom it has a material relationship throughout the remainder of calendar 1999 and develop contingency plans if a third party is subsequently found to be non-compliant. The Company has not been significantly impacted by inflation in 2000 due to the nature of its product components and in prior years the Company was principally engaged in basic research and development. The Company does not believe that seasonal factors will have a significant impact on its business.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     LightPath is subject to various claims and lawsuits in the ordinary course of its business, none of which are considered material to the Company's financial condition and results of operations. There have been no material developments in any legal actions since the period reported as to in the Company's Form 10-KSB for the year ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     EMPLOYEE STOCK PURCHASES. During 1997 the Company adopted a policy whereby employees may purchase shares of its Class A common stock at fair market value using payroll deductions. During the first quarter of fiscal 2000 one employee elected to purchase 3,937 shares at an average price of $2.24 per share. All of these shares were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In relying upon Section 4(2) of the Act, the Company limited its offering of the shares solely to its employees. No other public offering or advertisement was conducted. In addition, the Company relied upon certain representations made by the employees with respect to their understanding of the risks associated with the Company's business and financial condition, and future business prospects, and their intent to acquire the shares for their own investment purposes only and not with a view to resale. The resale of these shares has been restricted and appropriate legends have been placed on the certificates representing such restrictions.

     6% CONVERTIBLE DEBENTURES. On July 28, 1999, the Company issued $1,000,000 aggregate principal amount of 6% Convertible Debentures (the "Debentures") due July 2002 and 427,350 attached Class I warrants. The Debentures are immediately convertible at any time prior to maturity into shares of Class A common stock,

                          LIGHTPATH TECHNOLOGIES, INC.

at a conversion price which is equal to the lower of 80% of the five day average closing bid price of the Company's Class A common stock at (i) the date of closing ($1.76) or (ii) the conversion date. Each Class I warrant entitles the holder to purchase one share of Class A common stock at $2.20 per share at any time through July 2004. In addition, the placement agent received 150,000 Class J warrants to purchases shares of the Company's Class A common stock at $2.20 per share at any time through July 2004. In addition, the investors of the Debentures are entitled to receive additional shares of Class A Common Stock in the event the Company issues additional shares of its Class A Common Stock or securities convertible into such class of securities at any time prior to July 28, 2001 under certain circumstances.

     All of the Debentures, Class I and Class J Warrants (such Debentures, Class I and Class J warrants are collectively referred to as the "Securities") were issued in a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act. In relying upon such exemption, the Company limited its offering of the Securities to persons whom it reasonably believed to be "accredited investors" and did not conduct any general solicitation or advertising. In addition, each investor confirmed in writing that it was acquiring the Securities for its own account and appropriate restrictive legends were placed on each certificate representing the Securities.

     The Debentures and attached Class I Warrants were sold for aggregate consideration of $1 million and resulted in net proceeds to the Company of approximately $893,000 after deducting the cash fee paid to the placement agent as well as the Company's legal and other associated costs. The Company has filed a registration statement on Form S-3 (SEC File No. 333-86185) covering the resale of up to 2,684,500 shares of Class A Common Stock underlying the Debentures, Class I and Class J Warrants. The registration statement was declared effective by the SEC on September 24, 1999. Additional information concerning the Securities is included in that filing. On September 24, 1999, all of the Debentures were converted into, and the Class I Warrants were exercised for, 569,801 and 427,350 shares, respectively, of Class A Common Stock. The Company received $940,170 upon exercise of the Class I Warrants.

     SERIES F PREFERRED STOCK. On November 2, 1999, LightPath completed a private placement of 408 shares of its Series F Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock is convertible into shares of Class A common stock, at a conversion price which is equal to the lower of $5.00 or 80% of the five day average closing bid price of the Company's Class A common stock at the conversion date. Each share of Preferred Stock is convertible into Class A Common Stock at the option of holder, subject to certain volume limitations during the first 9 months.

     Holders of Series F Preferred Stock also received Class K warrants to acquire a total of 489,600 shares of Class A common stock in addition to the modification of terms on warrants outstanding from prior private placements. The Class K Warrants may be exercised at any time prior to expiration on November 2, 2002 at a price of $5.00 per share. Each of the investors in the Series F Preferred Stock has previously invested in the Company's Series A, B and/or C Preferred Stock (see Note 5). In order to induce them to invest in the Series F Preferred Stock, the Company agreed to reduce the applicable exercise prices and extend the applicable expiration dates of all outstanding warrants issued in connection with the sale of such Series A, B and C Preferred Stock. See "Changes in Securities and Use of Proceeds" in Part II of this Report. LightPath also issued 125,000 Class L warrants to the placement agent, with terms identical to Class K Warrants.

     AMENDMENTS TO OUTSTANDING CLASS C, E AND G WARRANTS. The Company has previously filed registration statements on Form S-3 covering the resale of shares of its Class A Common Stock underlying the Company's Series A, B and C Preferred Stock and associated C, E and G warrants. As discussed above, certain terms of such warrants were amended in connection with the issuance of the Series F Preferred Stock. These amendments, which are hereby incorporated by reference into each such respective registration statement, are as follows:

     The Company has filed a registration statement on Form S-3 covering the resale of up to 1,000,000 shares of Class A Common Stock underlying the Company's Series A Preferred Stock, attached Class C Warrants and Class D

                          LIGHTPATH TECHNOLOGIES, INC.

Warrants. This registration Statement (SEC File No. 333-37443) was declared effective by the SEC on October 30, 1997. As of November 2, 1999, there were 231,111 Class C Warrants unexercised. Effective as of such date, all of such unexercised warrants were amended so as to (i) extend their expiration date to July 27, 2003 and (ii) reduce the exercise price to $4.50 per share. As a result of such amendments, the Company will receive aggregate gross proceeds of up to $1,040,000 upon exercise of the currently unexercised warrants. Previously 88,889 Class C Warrants were exercised on a cashless basis. The amendments do not affect Class C Warrants exercised prior to November 2, 1999, or any of the Series A Preferred Stock, and Class D Warrants.

     The Company has filed a registration statement on Form S-3 covering the resale of up to 1,500,000 shares of Class A Common Stock underlying the Company's Series B Preferred Stock, attached Class E Warrants and Class F Warrants. This registration Statement (SEC File No. 333-39641) was declared effective by the SEC on November 13, 1997. As of November 2, 1999, there were 317,788 Class E Warrants unexercised. Effective as of such date, all of such unexercised warrants were amended so as to (i) extend their expiration date to October 2, 2005 and (ii) reduce the exercise price to $5.79 per share. As a result of such amendments, the Company will receive aggregate gross proceeds of up to $1,839,993 upon exercise of the currently unexercised warrants. The amendments do not affect Class E Warrants exercised prior to November 2, 1999, or any of the Series B Preferred Stock, and Class F Warrants.

     The Company has filed a registration statement on Form S-3 covering the resale of up to 1,758,490 shares of Class A Common Stock underlying the Company's Series C Preferred Stock, attached Class G Warrants and Class H Warrants. This registration Statement (SEC File No. 333-47905) was declared effective by the SEC on March 31, 1998. As of November 2, 1999, there were 365,169 Class G Warrants unexercised. Effective as of such date, all of such unexercised warrants were amended so as to (i) extend their expiration date to February 6, 2004 and (ii) reduce the exercise price to $5.34 per share. As a result of such amendments, the Company will receive aggregate gross proceeds of up to $1,950,002 upon exercise of the currently unexercised warrants. The amendments do not affect Class G Warrants exercised prior to November 2, 1999, or any of the Series C Preferred Stock, and Class H Warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On September 16, 1999 Louis Leeburg was elected to serve as Chairman of the Board of Directors effective immediately. Mr. Leeburg has been a Director of the Company since May 1996. Mr. Leeburg replaces Leslie Danziger, who will remain a Director of the Company. Pursuant to its terms, that certain Voting Trust dated January 10, 1996, was terminated as a result of Ms. Danziger ceasing to serve as Chairperson. As a result of such termination, Ms. Danziger no longer has the right to vote the 1,127,243 shares previously subject to that agreement. Instead, these shares will now be voted directly by their respective beneficial owners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 11 - Computation of Net Loss Per Share(1)
          Exhibit 27 - Financial Data Schedule(1)

          (1) filed herewith

     b) No reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                    LIGHTPATH TECHNOLOGIES, INC.


                                    By: /s/ Donald Lawson       November 8, 1999
                                        ----------------------------------------
                                        Donald Lawson                 Date
                                        Chief Executive Officer