Form 10KSB40/A
period 1999-06-30
LIGHTPATH TECHNOLOGIES INC
filed 1999-12-20
CIK 889971

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the Fiscal Year Ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ____________

                        COMMISSION FILE NUMBER 000-27548

                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               86-0708398
(State or  other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                               Identification No)

    6820 Academy Parkway East, NE     http://www.light.net
       Albuquerque, New Mexico                                     87109
(Address of principal executive offices)                         (Zip Code)

                                 (505)342-1100
              Registrant's telephone number, including area code:

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

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

               Class                           Outstanding at December 14, 1999
               -----                           --------------------------------
Common Stock, Class A, $.01 par value                  7,009,441 shares
Common Stock, Class E-1, $.01 par value                1,492,480 shares
Common Stock, Class E-2, $.01 par value                1,492,480 shares
Common Stock, Class E-3, $.01 par value                  994,979 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                                EXPLANATORY NOTE

     LightPath Technologies, Inc. hereby amends its Annual Report on Form 10-KSB for the year ended June 30, 1999. This amendment is prompted by the restatement of LightPath Technologies, Inc. financial statements for the year ended June 30, 1999. LightPath's net loss for 1999 has been decreased by $458,211, from the previously reported $3,592,229 ($.89 per share - basic and diluted) to $3,134,018 ($.79 per share - basic and diluted). Additional paid in capital has been reduced by $1,397,907 from the previously reported $29,776,918 to $28,379,011.

     The Company's 1999 financial statements have been restated to give effect to the reversal of a $1,397,907 increase to additional paid in capital and to the investment in LightChip under SEC Staff Accounting Bulletin No. 51, and the reversal of $458,211 equity in loss of LightChip during fiscal 1999.

     The summarized adjusted balances are reflected in the table below.

                          LIGHTPATH TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
                            CONDENSED BALANCE SHEETS


SUMMARY FINANCIAL DATA                        YEAR ENDED JUNE 30, 1999,
                                            ------------------------------
OPERATIONS                                  AS REPORTED         AS AMENDED
                                            -----------         ----------
Revenues                                    $ 1,086,126         $ 1,086,126

Operating loss                               (2,856,846)         (2,856,846)

Equity in losses of LightChip, Inc.            (819,882)           (361,671)

Net loss                                    $(3,592,229)        $(3,134,018)
                                            ===========         ===========
Net loss applicable to common
 shareholders                               $(3,816,880)        $(3,358,669)
                                            ===========         ===========
Basic and diluted net loss per share        $      (.89)        $      (.79)

Number of shares used in per share
 calculation                                  4,271,313           4,271,313
                                            ===========         ===========
BALANCE SHEETS

Total Assets                                $ 3,136,326         $ 2,766,630
                                            ===========         ===========
Total Liabilities                               328,915             898,915

Total Stockholders' Equity                    2,767,611           1,827,915

Total Liabilities and
 Stockholders' Equity                       $ 3,136,326         $ 2,766,630
                                            ===========         ===========

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

     Investment income decreased approximately $77,000 in 1999 due to the decrease in interest earned on temporary investments primarily as a result of the decreased cash position of the Company. Interest expense was not significant in 1999 or 1998. The Company accounts for the investment in LightChip under the equity method. In June 1998, the Company committed to purchase $1.25 million of LightChip preferred stock thereby requiring the Company to recognize substantially all of LightChip's loss until the private placement occurred in September 1998. With the completion of the September 1998 private placement, the Company's share of LightChip losses was reduced to its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) to the extent of its cash investment in LightChip plus its remaining preferred stock purchase commitment of $570,000. At June 30, 1999, the Company's pro-rata share of losses that had not been recognized totaled approximately $172,000. The Company has recognized $361,671 in LightChip losses in 1999 versus $945,382 in 1998.

     Net loss of $3,134,018 in 1999 was a decrease of $1,197,272 from 1998 of which $583,711 relates to reduced equity method losses of LightChip offset in part by the decrease in other income (expense) of $82,625. The remaining decrease of $696,186 was due to a $144,895 increase in product development fees, the increase in gross margin on product sales of $63,500 and a decrease in selling, general and administrative costs of $538,383 offset in part by an increase in research and development costs of $50,592. Net loss applicable to common shareholders of $3,358,669 included additional charges of $224,651 for the 8% premium on the preferred stock. Net loss per share of $.79 was a decrease of $1.21 from the 1998 net loss per share of $2.00, of which $.38 was due to the increase in weighted shares outstanding due to the conversion of preferred stock in 1999. The 1998 net loss applicable to common shareholders of $6,029,519 contains an imputed dividend of $1,386,700 arising from the issuance of preferred stock and $311,529 due to the 8% premium on the preferred stock.

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

     The Company purchased 51% of the voting stock of LightChip for $23,720 in 1998. In September 1998, LightChip obtained a significant equity commitment of $6.5 million for the sale of convertible preferred stock to LightPath ($1.25 million) and AT&T Ventures ($5.25 million). In September 1998, phase one or approximately $3.5 million, of which the Company's portion was $713,333, was completed and the balance is due at the next stage of product development, currently anticipated to occur in the fall of 1999. In addition, debt holders of LightChip converted all of their outstanding balances to preferred stock and exercised substantially all of the outstanding warrants as part of the equity investment. As a result of these transactions, the Company currently holds approximately 67% of LightChip's common stock and 15% of LightChip's preferred stock, for total holdings of approximately 26% of LightChip's voting stock.

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

ITEM 7. FINANCIAL STATEMENTS

     The responses to this item are submitted in a separate section of this Annual Report on Form 10-KSB/A-2. See Index to the Financial Statements on page F-1.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits

          Exhibit
          Number                            Description
          ------                            -----------

           3.1       Certificate of Incorporation of Registrant, as amended (1)

           3.2 Certificate of Designations filed November 10, 1995 with the Secretary of State of the State of Delaware (1)

           3.3       Bylaws of Registrant (1)

           3.4 Certificate of Designation filed February 6, 1998 with the Secretary of State of the State of Delaware (2)

           9.0 Form of Voting Trust Agreement dated January 10, 1996, among certain stockholders of the Registrant (1)

           9.1       Rights Agreement dated May 1, 1998 (3)

           10.1      Employment  Agreement  between  Registrant  and  Leslie  A.
                     Danziger (1)

           10.3      Employment  Agreement  between  Registrant  and  Donald  E.
                     Lawson (5)

           10.4      Product   Development   and   License   Agreement   between
                     Registrant and Karl Storz GMBH & Co. dated December 22, 1994 (1)

           10.6      Omnibus Incentive Plan (4)

           10.7      Directors Stock Option Plan (6)

           10.8      Amended Omnibus Incentive Plan (6)

           11        Computation of Net Loss Per Share *

           23.1      Consent of KPMG LLP *

           27        Financial Data Schedule *
----------
1.   This  exhibit  was  filed  as an  exhibit  to  the  Company's  Registration
     Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference thereto.
2. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-3 (File No: 333-47905) dated March 13, 1998 and is incorporated herein by reference thereto.
3. This exhibit was filed as an exhibit to the Company's Registration Statement on Form 8-A (File No: 000-27548, respectively) dated April 28, 1998 and is incorporated herein by reference thereto.
4. This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference thereto.
5. This exhibit was filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1998 dated September 17, 1998 and is incorporated herein by reference thereto.
6. This exhibit was filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1999dated August 20, 1999 and is incorporated herein by reference thereto.

*    Filed herewith.


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarterly period ended June 30, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
                          INDEX TO FINANCIAL STATEMENTS








Report of KPMG LLP, Independent Auditors ................................  F-2

Audited Financial Statements
Balance Sheets...........................................................  F-3
Statements of Operations.................................................  F-4
Statements of Stockholders' Equity.......................................  F-5
Statements of Cash Flows.................................................  F-6
Notes to Financial Statements............................................  F-7

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

In our opinion, the finanical statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles, after the restatement discussed in Note 5.

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


                                     /s/ KPMG LLP


Albuquerque, New Mexico
 August 1, 1999, except
 for Note 5 which is as
 of December 14, 1999

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                      JUNE 30,          JUNE 30,
                                                                       1999               1998
                                                                   ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $    413,388       $  4,237,400
  Trade accounts receivable - less allowance of
   $15,000 and $0                                                       335,706            256,491
  Inventories (NOTE 2)                                                  514,669            407,061
  Advances to employees and related parties                              17,329             38,560
  Prepaid expenses and other                                             19,124             43,629
                                                                   ------------       ------------
Total current assets                                                  1,300,216          4,983,141

Property and equipment - net (NOTE 3)                                   893,537            805,487
Intangible assets - net (NOTE 4)                                        572,877            519,839
                                                                   ------------       ------------
Total assets                                                       $  2,766,630       $  6,308,467
                                                                   ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                         $    167,160       $    190,530
  Accrued payroll and benefits (NOTE 7)                                 131,755            232,051
                                                                   ------------       ------------
Total current liabilities                                               298,915            422,581

Accrued loss of LightChip, Inc. (NOTE 5)                                570,000            921,662
Note payable to stockholder (NOTE 6)                                     30,000             30,000

Commitments and contingencies (NOTE 13)

Redeemable common stock (NOTE 10)
  Class E-1 - performance based and redeemable common
   stock 1,492,480 and 1,481,584 shares issued
   and outstanding                                                       14,925             14,816
  Class E-2 - performance based and redeemable common
   stock 1,492,480 and 1,481,584 shares issued and
   outstanding                                                           14,925             14,816

  Class E-3 - performance based and redeemable common
   stock 994,979 and 987,715 issued and outstanding                       9,950              9,877

Stockholders' equity (NOTES 9 AND 10)
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
   Series A convertible shares, 37 and 49 issued and outstanding,
   Series B convertible shares, 1 and 126 issued and outstanding,
   Series C convertible shares, 84 and 361 issued and outstanding,
   $1,220,000 liquidation preference at June 30, 1999                         1                  5
Common stock:
  Class A, $.01 par value, voting; 34,500,000 shares
   authorized; 4,960,703 and 3,330,607 shares issued
   and outstanding                                                       49,607             33,306
  Additional paid-in capital                                         28,379,011         28,103,439
  Accumulated deficit                                               (26,600,704)       (23,242,035)
                                                                    ------------       ------------
Total stockholders' equity                                            1,827,915          4,894,715
                                                                   ------------       ------------
Total liabilities and stockholders' equity                         $  2,766,630       $  6,308,467
                                                                   ============       ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                        YEAR ENDED JUNE 30
                                                     --------------------------
                                                        1999            1998
                                                     -----------    -----------
REVENUES
  Lenses and other                                   $   712,317    $   529,318
  Product development fees                               373,809        228,914
                                                     -----------    -----------
Total revenues                                         1,086,126        758,232

COSTS AND EXPENSES
  Cost of goods sold                                     409,417        289,918
  Selling, general and administrative                  2,918,184      3,456,567
  Research and development                               615,371        564,779
                                                     -----------    -----------
Total costs and expenses                               3,942,972      4,311,264
                                                     -----------    -----------

Operating loss                                        (2,856,846)    (3,553,032)

OTHER INCOME(EXPENSE)
  Investment income                                       95,362        172,341
  Interest and other expense                             (10,863)        (5,217)
  Equity in loss of LightChip, Inc. (NOTE 5)            (361,671)      (945,382)
                                                     -----------    -----------

Net loss                                             $(3,134,018)   $(4,331,290)
                                                     ===========    ===========

Net loss applicable to common shareholders (NOTE 11) $(3,358,669)   $(6,029,519)
                                                     ===========    ===========

Basic and diluted net loss per share (NOTE 11)       $      (.79)   $     (2.00)
                                                     ===========    ===========

Number of shares used in per share calculation         4,271,313      3,010,861
                                                     ===========    ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 CLASS A
                                                              COMMON STOCK
                                                PREFERRED  -------------------   ADDITIONAL
                                                  STOCK    NUMBER OF              PAID-IN      ACCUMULATED
                                                  AMOUNT    SHARES      AMOUNT    CAPITAL        DEFICIT        TOTAL
                                                  ------    ------      ------    -------        -------        -----
Balances at June 30, 1997                        $     1   2,766,185   $27,662  $19,244,055   $(17,212,516) $ 2,059,202
  Issuance of 135 shares Series A, 230
   shares Series B and 375 shares Series
   C convertible preferred stock, net                  7          --        --    6,798,598             --    6,798,605
  Issuance of common stock                            --       3,588        36       26,289             --       26,325
  Exercise of stock options                           --      46,994       470      251,397             --      251,867
  Exercise of warrants                                --      46,890       469       78,287             --       78,756
  Issuance of common stock upon conversion
   of 131 shares Series A, 104 shares Series B
   and 14 shares Series C convertible preferred
   stock to common stock                              (3)    456,853     4,568       (4,565)            --           --
  Common stock issued for services                10,097         101    11,149           --         11,250
  Imputed dividend on Series A ,Series B and
   Series C convertible preferred stock               --          --        --    1,386,700     (1,386,700)          --
  8% premium on Series A , Series B and Series
   C convertible preferred stock                      --          --        --      311,529       (311,529)          --
  Net loss                                            --          --        --           --     (4,331,290)  (4,331,290)
                                                 -------   ---------   -------  -----------   ------------  -----------
Balances at June 30, 1998                        $     5   3,330,607   $33,306  $28,103,439   $(23,242,035) $ 4,894,715

  Issuance of common stock                            --       8,344        83       27,476             --       27,559
  Exercise of stock options                           --       7,264        73       39,586             --       39,659
  Issuance of common stock upon conversion
   of 12 shares Series A, 103 shares Series B
   and 277 shares Series C convertible
   preferred stock  to common stock                   (4)  1,614,488    16,145      (16,141)            --           --
  8% premium on Series A, Series B and Series
   C convertible preferred stock                      --          --        --      224,651       (224,651)          --
  Net loss                                            --          --        --           --     (3,134,018)  (3,134,018)
                                                 -------   ---------   -------  -----------   ------------  -----------

Balances at June 30, 1999                        $     1   4,960,703   $49,607  $28,379,011   $(26,600,704) $ 1,827,915
                                                 =======   =========   =======  ===========   ============  ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED JUNE 30,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(3,134,018)  $(4,331,290)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           375,358       302,507
  Provision for uncollectible receivables                  15,000            --
  Services provided for common stock                           --        11,250
  Equity in loss of LightChip                             361,671       945,382
Changes in operating assets and liabilities:
  Receivables, advances to employees, related parties     (72,984)     (124,928)
  Inventories                                            (107,608)     (231,302)
  Prepaid expenses and other                               24,505        (5,025)
  Accounts payable and accrued expenses                  (123,666)     (158,868)
                                                      -----------   -----------
Net cash used in operating activities                  (2,661,742)   (3,592,274)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions, net                  (437,223)     (250,857)
  Costs incurred in acquiring patents and
    license agreements                                    (79,223)      (45,652)
  Investment in LightChip                                (713,333)      (23,720)
                                                      -----------   -----------
Net cash used in investing activities                  (1,229,779)     (320,229)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of Convertible Series A,
   Series B and Series C preferred stock, net                  --     6,798,605
  Proceeds from exercise of common stock options
   and warrants                                            39,950       331,468
  Proceeds from issuance of common stock                   27,559        26,325
                                                      -----------   -----------
Net cash provided by financing activities                  67,509     7,156,398
                                                      -----------   -----------
Net (decrease) increase in cash and cash equivalents   (3,824,012)    3,243,895
Cash and cash equivalents at beginning of period        4,237,400       993,505
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   413,388   $ 4,237,400
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock issued for services              $        --   $    11,250
Class E common stock issued                           $       291   $       845
Class A common stock issued upon conversion
 of preferred stock                                   $    16,145   $     4,568

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

INVESTMENTS consists of the Company's ownership interest in LightChip Inc. (LightChip) which is accounted for under the equity method. The Company's voting interest (comprised of both interests in common stock and convertible preferred stock) decreased to 26% in September 1998 due to the sale of voting convertible preferred stock by LightChip as well as the conversion and exercise of outstanding debentures and warrants.

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

                               LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


2. INVENTORIES

The components of inventories include the following at June 30:

                                                       1999             1998
                                                     --------         --------
          Raw materials                              $ 50,736         $ 44,885
          Boules and blanks in process                 97,321           83,530
          Finished goods                              366,612          278,646
                                                     --------         --------
          Total inventories                          $514,669         $407,061
                                                     ========         ========

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30:

                                                       1999            1998
                                                    ----------      ----------
          Manufacturing equipment                   $1,536,525      $1,132,167
          Computer equipment and software              299,085         294,361
          Furniture and fixtures                       117,885         123,176
          Leasehold improvements                        99,134         117,227
                                                    ----------      ----------
                                                     2,052,629       1,666,931
          Less accumulated depreciation              1,159,092         861,444
                                                    ----------      ----------
                                                    $  893,537      $  805,487
                                                    ==========      ==========

4. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30:

                                                      1999            1998
                                                    --------        --------
          Patents and trademarks granted            $397,652        $309,385
          License agreements                          40,000              --
          Patent applications in process             216,959         266,003
                                                    --------        --------
                                                     654,611         575,388
          Less accumulated amortization               81,734          55,549
                                                    --------        --------
                                                    $572,877        $519,839
                                                    ========        ========

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

Accordingly, the Company recognized all of LightChip's losses from July 1, 1998 through the closing of the private placement on September 9, 1998, which upon completion, reduced the Company's voting interest to approximately 26% (approximately 67% of LightChip's common stock and 15% of LightChip's preferred stock). From the closing date through June 30, 1999, the Company recognized its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) to the extent of its cash investment in LightChip plus its remaining preferred stock purchase commitment of $570,000. At June 30, 1999, the Company's pro-rata share of LightChip losses which had not been recognized totaled approximately $172,000.

The Company's 1999 financial statements have been restated to give effect to the reversal of a $1,397,907 increase to additional paid in capital and to the investment in LightChip previously recognized based on SEC Staff Accounting Bulletin No. 51, and the reversal of $458,211 equity in loss of LightChip during fiscal 1999 as a result of the adjustment to the carrying value of the investment in LightChip. As a result of this restatement, LightPath's net loss for the year ended June 30, 1999 has been decreased by $458,211 ($.10 per common share - basic and diluted) and additional paid in capital at June 30, 1999 has been decreased by $1,397,907 from the amounts previously reported.

Summarized financial information of LightChip as of and for the periods ended June 30, 1999 and 1998 follows:

     LightChip Inc.
Summarized financial information                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
    Assets
     Current assets                                 $ 1,604,994     $    18,011
     Property and equipment - net                       512,110         134,144
                                                    -----------     -----------
       Total assets                                 $ 2,117,104     $   152,155
                                                    ===========     ===========
    Liabilities and Equity
     Current liabilities                            $   304,936     $   183,817
     Debt                                               429,659         890,000
                                                    -----------     -----------
       Total liabilities                                734,595       1,073,817

    Shareholders' Capital                             4,910,502          46,045
     Accumulated deficit                             (3,527,993)       (967,707)
                                                    -----------     -----------
       Total shareholders' equity                     1,382,509        (921,662)
                                                    -----------     -----------
    Total liabilities and shareholders' equity      $ 2,117,104     $   152,155
                                                    ===========     ===========
    For fiscal years ended June 30, 1999 and 1998
      Net loss during development stage             $(2,560,286)    $  (967,707)
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

Significant components of the Company's deferred tax assets are as follows at June 30:

                                                     1999              1998
                                                  -----------       -----------
       Deferred tax assets:
         Start-up expenses, net                   $ 1,197,000       $ 1,792,000
         Research and development expenses            719,000           685,000
         Net operating loss carryforwards           6,001,000         3,894,000
         Research and development
           credit carryforwards                       224,000           193,000
         Other                                       (216,000)         (233,000)
                                                  -----------       -----------
       Total deferred tax assets                    7,925,000         6,331,000
       Valuation allowance for deferred
        tax assets                                 (7,925,000)       (6,331,000)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

The valuation allowance has increased by $1,594,000 and $1,350,000 during the years ended June 30, 1999 and 1998, respectively, as a result of increased deferred tax assets created principally by the operating losses and the deferral of research and development expenses for tax purposes.

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

A summary of the status of the stock option plans as of June 30, 1999 and 1998 and changes during the years ended is presented below:

                                                                                  Weighted-Avg.
Shares under option:          Incentive Plan    Directors Plan    Nonqualified   Exercise Price
--------------------          --------------    --------------    ------------   --------------
Outstanding at June 30, 1997     229,475            25,500           49,694          $7.52
  Granted                        698,000            49,000               --          $7.62
  Exercised                      (41,701)           (3,000)          (2,293)         $5.44
  Lapsed or canceled             (20,800)               --               --          $5.68
                                --------          --------          -------          -----
Outstanding at June 30, 1998     864,974            71,500           47,401          $7.61
  Granted                        266,600           167,880               --          $3.52
  Exercised                           --                --           (7,264)         $5.50
  Lapsed or canceled            (132,700)          (33,331)            (209)         $6.49
                                --------          --------          -------          -----
Outstanding at June 30, 1999     998,874           206,049           39,928          $6.29
                                ========          ========          =======          =====
Options exercisable:
  June 30, 1999                  502,891           115,464           39,928          $7.16
                                ========          ========          =======          =====

The following table summarizes information about fixed stock options outstanding at June 30, 1999:

                              Options Outstanding                      Options Exercisable
                 ---------------------------------------------     ------------------------------
                                 Weighted-Avg.
                     Number       Remaining                            Number
   Range of      outstanding at   Contractual    Weighted-Avg.     Exercisable at    Weighted-Avg.
Exercise Prices   June 30,1999       Life       Exercise Price      June 30, 1999   Exercise Price
---------------   ------------       ----       --------------      -------------   --------------
$ 3 to 6            572,414         8.7 Years       $ 4.05             218,829         $ 4.42
$ 6 to 11           657,034         6.9             $ 7.51             424,051         $ 7.47
$27 to 52            15,403         4.2             $37.60              15,403         $37.60
                  ---------                                            -------
$ 3 to 52         1,244,851         7.7             $ 6.29             658,283         $ 7.16
                  =========                                            =======

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

The following table provides information on preferred stock and warrants activity during fiscal 1999 and 1998.

                                                         Warrants
                            Preferred     --------------------------------------
                          Stock - Series    Class         Class          Class
Shares Outstanding          A, B & C        A & B        C, E & G      D, F & H
------------------          --------        -----        --------      --------

June 30, 1997                   45        4,519,000             --           --
  Issuance of securities       740           11,251      1,002,957      170,095
  Conversions and exercises   (249)         (11,251)       (88,889)     (46,750)
                              ----       ----------     ----------     --------
June 30, 1998                  536        4,519,000        914,068      123,345
  Conversions                 (414)              --             --           --
  June 30, 1999                122        4,519,000        914,068      123,345
                              ====       ==========     ==========     ========

11. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 1999: Class A common stock options 1,244,851, private placement warrants 1,037,413, IPO warrants 7,186,749 (includes 2,667,749 of Class B warrants available upon exercise of the Class A warrants), IPO Unit Purchase Option to acquire (i) 160,000 shares of Class A common stock, (ii) 160,000 Class A warrants, and (iii) 320,000 Class B warrants (includes 160,000 available upon exercise of the Class A warrants), 937,399 Class A shares issuable upon the conversion of convertible preferred stock (minimum of 220,000 shares based on the fixed conversion price at closing) and 3,979,939 shares issuable from the Class E redeemable common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria (see Note 10). An eight percent premium earned by the preferred shareholders of $224,651 and $311,529 increased the net loss applicable to common shareholders for the years ended June 30, 1999 and 1998, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $1,386,700 during the year ended June 30, 1998. The imputed dividend resulted from a discount provision included in the Series A, Series B and Series C Preferred Stock issued in fiscal 1998.

                                         Loss             Shares      Per Share
Year Ended June 30,                   (Numerator)      (Denominator)    Amount
-------------------                   -----------      -------------    ------
1999
Net loss                               $(3,134,018)
Less: Preferred Stock Premium             (224,651)
                                       -----------
BASIC AND DILUTED EPS
Net loss applicable to common
 shareholders                          $(3,358,669)      4,271,313      $  (.79)
                                       ===========       =========      =======
1998
Net loss                               $(4,331,290)
Less: Preferred Stock Premium             (311,529)
      Imputed dividend on Series A,
       Series B and Series C
       Preferred Stock                  (1,386,700)
                                       -----------
BASIC AND DILUTED EPS
Net loss applicable to common
 shareholders                          $(6,029,519)      3,010,861      $ (2.00)
                                       ===========       =========      =======

11. PENSION PLAN

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


                                 Opto-       Traditional     Corporate
Segment Information            Electronics     Optics       and other (1)     Total
-------------------            -----------     ------       -------------     -----
Revenues (2)
  1999                         $    57,029    1,029,097             --     $ 1,086,126
  1998                               4,500      753,732             --         758,232
Segment operating loss (3)
  1999                         $(1,172,653)    (211,218)    (1,472,975)    $(2,856,846)
  1998                            (498,755)  (1,216,687)    (1,837,590)     (3,553,032)

Depreciation and amortization
  1999                         $    72,337      224,445         78,576     $   375,358
  1998                                  --      217,363         85,144         302,507

Capital Expenditures for
segment assets
  1999                         $   389,709       47,514             --     $   437,223
  1998                                  --      250,857             --         250,857

Total Assets
  1999                         $   410,473    1,755,326        600,831     $ 2,766,630
  1998                               4,500    1,762,464      4,541,503       6,308,467
                               ===========   ==========     ==========     ===========

                                                              Other
                                   United                     Foreign
Geographic Information             States      Germany        Countries         Total
----------------------             ------      -------        ---------         -----
Revenues (4)
  1999                         $   678,746     168,205         239,175      $ 1,086,126
  1998                             438,258     139,636         180,338          758,232

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, advances, prepaid expenses and unallocated property and equipment.
(2) There were no inter-segment sales during the years ended June 30, 1999 or 1998.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, other non-operating income and expense amounts in the determination of the operating performance of the reportable segments
(4) Revenues attributed to foreign countries are export sales, and are based on the destination of the shipment. The Company has no long lived assets in a foreign country.

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

Debenture holders also received warrants to acquire 427,350 shares of Class A common stock. . The warrant agreement provides for a conversion price of $2.20 per share. The warrants are immediately exercisable and have a five year life. Additionally, LightPath issued 150,000 warrants to the placement agent, with terms identical to those issued to the Debenture holders. The value of the warrants, aggregating approximately $835,000, will be recognized as an increase to additional paid-in capital and as interest expense over the life of the Debentures. Finally, LightPath will recognize an additional interest charge of approximately $382,000 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    LIGHTPATH TECHNOLOGIES, INC.


                           By: /s/ Donald E. Lawson            December 20, 1999
                           -----------------------------------------------------
                                   Donald E. Lawson                   Date
                                   Chief Executive Officer, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald E. Lawson                        December 20, 1999
-------------------------------------------------------------
Donald E. Lawson
Chief Executive Officer, President and Treasurer, Director (Principal Executive Officer and Principal Financial Officer)

/s/ Robert Ripp        December 20, 1999         /s/ James L. Adler Jr.     December 20, 1999
----------------------------------------         --------------------------------------------
Robert Ripp                                      James L. Adler Jr.
Chairman of the Board                            Director



/s/Katherine Dietze    December 20, 1999         /s/ Louis Leeburg          December 20, 1999
----------------------------------------         --------------------------------------------
Katherine Dietze                                 Louis Leeburg
Director                                         Director



/s/ Leslie Danziger    December 15, 1999         /s/ James A. Wimbush       December 15, 1999
----------------------------------------         --------------------------------------------
Leslie Danziger                                  James A. Wimbush
Director                                         Director