Form 10QSB/A
period 1999-09-30
LIGHTPATH TECHNOLOGIES INC
filed 1999-12-20
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

================================================================================

EXPLANATORY NOTE

     LightPath Technologies, Inc. hereby amends its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999. This amendment is prompted by the restatement of LightPath Technologies, Inc. financial statements for the year ended June 30, 1999. The financial information contained in such report has been restated to give effect to the reversal of a $1,397,907 increase to additional paid in capital and to the investment in LightChip following the sale of preferred stock by LightChip. The adjustment was recorded in LightPath's Form 10-KSB/A-2 for the year ended June 30, 1999, which was filed with the Commission on December 20, 1999. Additionally, LightPath's net loss for the three months ended September 30, 1999 has been decreased by $316,130, from the previously reported $1,332,508 ($.26 per share - basic and diluted) to $1,016,378 ($.20 per share - basic and diluted). The adjustment reflects the reversal of equity in loss of LightChip during the three months ended September 30, 1999.

     The summarized adjusted balances are reflected in the table below.

                          LIGHTPATH TECHNOLOGIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS AND
                            CONDENSED BALANCE SHEETS


Summary Financial Data                                  Three Months Ended
   (Unaudited)                                          September 30, 1999
                                                   ----------------------------
OPERATIONS                                         As Reported       As Amended
                                                   -----------      -----------
Revenues                                           $   269,105      $   269,105
Operating loss                                        (589,411)        (589,411)
Equity in losses of LightChip, Inc.                   (316,130)              --

Net loss                                           $(1,332,508)     $(1,016,378)
                                                   ===========      ===========
Net loss applicable to common
   shareholders                                    $(1,340,666)     $(1,024,536)
                                                   ===========      ===========

Basic and diluted net loss per share               $      (.26)     $      (.20)

Number of shares used in per share
   calculation                                       5,222,931        5,222,931
                                                   ===========      ===========

BALANCE SHEETS

Total Assets                                       $ 4,206,558      $ 4,152,992
                                                   ===========      ===========

Total Liabilities                                      443,215        1,013,215
Total Stockholders' Equity                           3,723,543        3,099,977

Total Liabilities and
Stockholders' Equity                               $ 4,206,558      $ 4,152,992
                                                   ===========      ===========

                          LIGHTPATH TECHNOLOGIES, INC.
                                 FORM 10-QSB/A-1

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

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     September 30,     June 30,
                                                                         1999            1999
                                                                     ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  1,717,720    $    413,388
  Trade accounts receivable - less allowance of $15,000                   229,576         335,706
  Inventories (NOTE 2)                                                    584,389         514,669
  Advances to employees and related parties                                20,722          17,329
  Prepaid expenses and other                                               22,169          19,124
                                                                     ------------    ------------
Total current assets                                                    2,574,576       1,300,216

Property and equipment - net                                              994,145         893,537
Intangible assets - net                                                   584,271         572,877
                                                                     ------------    ------------
Total assets                                                         $  4,152,992    $  2,766,630
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                           $    280,608    $    167,160
  Accrued payroll and benefits                                            132,607         131,755
                                                                     ------------    ------------
Total current liabilities                                                 413,215         298,915

Accrued loss of LightChip, Inc. (NOTE 3)                                  570,000         570,000
Note payable to stockholder                                                30,000          30,000

Commitments and contingencies

Redeemable common stock
  Class E-1 - performance based and redeemable common
    stock 1,492,480 shares issued and outstanding                          14,925          14,925
  Class E-2 - performance based and redeemable common
    stock 1,492,480 shares issued and outstanding                          14,925          14,925
  Class E-3 - performance based and redeemable common
    stock 994,979 issued and outstanding                                    9,950           9,950

Stockholders' equity (NOTES 4 AND 5)
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    Series A convertible shares, 2 and 37 issued and outstanding,
    Series B convertible shares, 1 and 1 issued and outstanding,
    Series C convertible shares, 0 and 84 issued and outstanding,
    $30,000 liquidation preference at September 30, 1999                       --               1
  Common stock:
    Class A, $.01 par value, voting; 34,500,000 shares authorized;
    6,505,348 and 4,960,703 shares issued and outstanding                  65,053          49,607
  Additional paid-in capital                                           30,660,164      28,379,011
  Accumulated deficit                                                 (27,625,240)    (26,600,704)
                                                                     ------------    ------------
Total stockholders' equity                                              3,099,977       1,827,915
                                                                     ------------    ------------
Total liabilities and stockholders' equity                           $  4,152,992    $  2,766,630
                                                                     ============    ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30
                                                     ---------------------------
                                                        1999           1998
                                                     -----------    -----------
REVENUES

   Lenses and other                                  $   164,182    $   152,610
   Product development fees                              104,923         38,118
                                                     -----------    -----------
Total revenues                                           269,105        190,728

COSTS AND EXPENSES
   Cost of goods sold                                     84,821         91,840
   Selling, general and administrative                   672,599        753,478
   Research and development                              101,096        127,096
                                                     -----------    -----------
Total costs and expenses                                 858,516        972,414
                                                     -----------    -----------

Operating loss                                          (589,411)      (781,686)

OTHER INCOME(EXPENSE)
   Investment income                                       9,212         45,864
   Interest and other expense  (NOTE 4)                 (436,179)          (850)
   Equity in loss of LightChip, Inc. (NOTE 3)                 --       (225,434)
                                                     -----------    -----------
Net loss                                             $(1,016,378)   $  (962,106)
                                                     ===========    ===========

Net loss applicable to common shareholders           $(1,024,536)   $(1,061,683)
                                                     ===========    ===========

Basic and diluted net loss per share (NOTE 6)        $      (.20)   $      (.31)
                                                     ===========    ===========

Number of shares used in per share calculation         5,222,931      3,466,062
                                                     ===========    ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                     September 30
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(1,016,378)   $  (962,106)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                   83,233         66,791
   Debt discount                                                  425,795             --
   Equity in loss of LightChip                                         --        225,434
Changes in operating assets and liabilities:
  Receivables, advances to employees, related parties             102,737        (12,206)
  Inventories                                                     (69,720)       (50,352)
  Prepaid expenses and other                                       (3,045)        (6,384)
  Accounts payable and accrued expenses                           114,300       (100,264)
                                                              -----------    -----------
Net cash used in operating activities                            (363,078)      (839,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                            (178,760)      (115,569)
Costs incurred in acquiring patents and license agreements        (16,475)       (20,140)
Investment in LightChip                                                --       (713,333)
                                                              -----------    -----------
Net cash used in investing activities                            (195,235)      (849,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 6% convertible debentures,
   net of offering costs                                          893,324             --
Proceeds from exercise of common stock options and warrants       960,521         39,950
Proceeds from issuance of common stock                              8,800          9,080
                                                              -----------    -----------
Net cash provided by financing activities                       1,862,645         49,030
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents            1,304,332     (1,639,099)
Cash and cash equivalents at beginning of period                  413,388      4,237,400
                                                              ===========    ===========
Cash and cash equivalents at end of period                    $ 1,717,720    $ 2,598,301
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock issued upon conversion
 of preferred stock                                           $     5,355    $     3,843
Class E common stock issued                                   $        --    $       291

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Article 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB/A-2 for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission on December 20, 1999.

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

INVESTMENTS consists of the Company's 26% voting interest (comprised of both interests in common stock and convertible preferred stock) in LightChip Inc. (LightChip) which is accounted for under the equity method.

                          LIGHTPATH TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS - UNAUDITED - CONTINUED

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

                          LIGHTPATH TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS - UNAUDITED - CONTINUED


2. INVENTORIES

The components of inventories include the following at:

                                                  September 30    June 30
                                                      1999          1999
                                                    --------      --------
Raw materials                                       $ 86,863      $ 50,736
Boules and blanks in process                          95,677        97,321
Finished goods                                       401,849       366,612
                                                    ========      ========
Total inventories                                   $584,389      $514,669
                                                    ========      ========

3. INVESTMENT IN LIGHTCHIP, INC.

During fiscal 1999, the Company discontinued application of the equity method of accounting to its investment in LightChip, a development stage company, since its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to its remaining contractually committed obligation for future funding of $570,000. At September 30, 1999, the Company's pro-rata share of LightChip losses which had not been recognized totaled approximately $350,000. In October 1999, LightChip issued additional shares of voting convertible preferred stock for $3 million, of which the Company funded $570,000 as required, upon completion of product development requirements, by the September 1998 agreement with LightChip. The Company's combined common stock and preferred stock voting interest decreased to approximately 24% after the issuance.

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

                          LIGHTPATH TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS - UNAUDITED - CONTINUED

                           Preferred     Common     Warrants     Warrants      Warrants      Common
                          Stock-Series    Stock       Class        Class         Class       Stock
Shares Outstanding          A, B & C     Class A      A & B     C, E ,G & I   D, F, H & J    Options
------------------          --------     -------      -----     -----------   -----------    -------
Outstanding at
  June 30, 1999               122       4,960,703   4,519,000      914,068      123,345    1,244,851
    Issuance of  Warrants      --              --         100      427,350      150,000           --
    Issuance of shares         --           3,937          --           --           --           --
    Conversions              (119)      1,535,708        (100)    (427,350)      (8,000)          --
    Option grants              --              --          --           --           --       50,000
    Exercise of options        --           5,000          --           --           --       (5,000)
    Forfeitures                --              --          --           --           --       (2,835)
                            -----       ---------   ---------      -------      -------    ---------
Outstanding at
  September 30, 1999            3       6,505,348   4,519,000      914,068      265,345    1,287,016
                            =====       =========   =========      =======      =======    =========

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

                                                  Three Months Ended
                                                     September 30,
                                        ----------------------------------------
                                                                         Per
                                          Income          Shares        Share
                                        (Numerator)    (Denominator)    Amount
                                        -----------    -------------    ------
1999
Net loss                                $(1,016,378)
Less:    Preferred Stock Premium             (8,158)
                                        -----------
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                            $(1,024,536)    5,222,931      $(.20)
                                        ===========     =========      =====
1998
Net loss                                $  (962,106)
Less: Preferred Stock Premium               (99,577)
                                        -----------
BASIC AND DILUTED EPS
Net loss applicable to common
shareholders                            $(1,061,683)    3,466,062      $(.31)
                                        ===========     =========      =====

                          LIGHTPATH TECHNOLOGIES, INC.
              NOTES TO FINANCIAL STATEMENTS - UNAUDITED - CONTINUED


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

                              Opto-      Traditional     Corporate
Segment Information        Electronics     Optics      And other (1)    Total
-------------------        -----------     ------      -------------    -----
Revenues (2)
  1999                      $  32,564       236,541             --    $ 269,105
  1998                             --       190,728             --      190,728

Segment operating loss (3)
  1999                      $(237,172)      (27,352)      (324,887)   $(589,411)
  1998                       (313,715)     (169,502)      (360,230)    (781,686)
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

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

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

     Investment income decreased approximately $37,000 in 2000 due to the decrease in interest earned on temporary investments as a result of a decrease in cash balances. In July 1999, the Company issued $1,000,000 aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. Interest expense was not significant in 1999. LightPath recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock. The Company accounts for its investment in LightChip under the equity method. The Company discontinued application of the equity method of accounting when its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to its remaining contractually committed obligation for future funding of $570,000. As a result, the Company recognized LightChip losses of $0 for the 2000 quarter versus $225,434 in 1999.

     Net loss of $1,016,378 in 2000 was an increase of approximately $54,000 from 1999 of which $435,000 relates to recognition of charges associated with the debenture issuance and $36,000 due to a reduction in interest income. These increased costs were partially offset by a $225,000 decrease in the Company's share of LightChip's loss, $78,000 increase in total revenues, $7,000 reduction in cost of sales and a $107,000 decrease in operating costs primarily in selling, general and administrative expense. Net loss applicable to common shareholders of $1,024,536 included an additional charge of $8,158 attributable to the 8% premium on the Company's outstanding preferred stock. Net loss per share of $.20 was a decrease of $.11 from 1999 net loss per share of $.31 of which $.13 was due to the increase in the number of weighted shares outstanding due to the conversion of preferred stock. The 1999 net loss per share contains $99,577 attributable to the 8% premium on the preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


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

     6% CONVERTIBLE DEBENTURES. On July 28, 1999, the Company issued $1,000,000 aggregate principal amount of 6% Convertible Debentures (the "Debentures") due July 2002 and 427,350 attached Class I warrants. The Debentures are immediately convertible at any time prior to maturity into shares of Class A common stock, at a conversion price which is equal to the lower of 80% of the five day average closing bid price of the Company's Class A common stock at (i) the date of closing ($1.76) or (ii) the conversion date. Each Class I warrant entitles the holder to purchase one share of Class A common stock at $2.20 per share at any time through July 2004. In addition, the placement agent received 150,000 Class J warrants to purchases shares of the Company's Class A common stock at $2.20 per share at any time through July 2004. In addition, the investors of the Debentures are entitled to receive additional shares of Class A Common Stock in the event the Company issues additional shares of its Class A Common Stock or securities convertible into such class of securities at any time prior to July 28, 2001 under certain circumstances.

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

                          LIGHTPATH TECHNOLOGIES, INC.

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

     The Company has filed a registration statement on Form S-3 covering the resale of up to 1,000,000 shares of Class A Common Stock underlying the Company's Series A Preferred Stock, attached Class C Warrants and Class D Warrants. This registration Statement (SEC File No. 333-37443) was declared effective by the SEC on October 30, 1997. As of November 2, 1999, there were 231,111 Class C Warrants unexercised. Effective as of such date, all of such unexercised warrants were amended so as to (i) extend their expiration date to July 27, 2003 and (ii) reduce the exercise price to $4.50 per share. As a result of such amendments, the Company will receive aggregate gross proceeds of up to $1,040,000 upon exercise of the currently unexercised warrants. Previously 88,889 Class C Warrants were exercised on a cashless basis. The amendments do not affect Class C Warrants exercised prior to November 2, 1999, or any of the Series A Preferred Stock, and Class D Warrants.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 11 - Computation of Net Loss Per Share               (1)
          Exhibit 27 - Financial Data Schedule                         (1)

        ----------
          (1)  filed herewith

     b) No reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                        LIGHTPATH TECHNOLOGIES, INC.


                                        By: /s/ Donald Lawson  December 20, 1999
                                            ------------------------------------
                                               Donald Lawson         Date
                                                  Chief Executive Officer