Form 10QSB
period 1999-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2000-02-14
CIK 889971

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

    For the quarterly period ended December 31, 1999

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

Common Stock, Class A, $.01 par value            8,672,581 shares
Common Stock, Class E-1, $.01 par value          1,506,117 shares
Common Stock, Class E-2, $.01 par value          1,506,117 shares
Common Stock, Class E-3, $.01 par value          1,004,070 shares
---------------------------------------          -------------------------------
Class                                            Outstanding at January 28, 2000

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

ITEM                                                                       PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION

         Balance Sheets                                                      2
         Statements of Operations                                            3
         Statements of Cash Flows                                            4
         Notes to Financial Statements                                       5
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

PART II  OTHER INFORMATION

         Legal Proceedings                                                  16
         Changes in Securities and Use of Proceeds                          16
         Defaults Upon Senior Securities                                    16
         Submission of Matters to a Vote of Security Holders                16
         Other Information                                                  16
         Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                  17

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        December 31,           June 30,
                                                                           1999                  1999
                                                                        ------------         ------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $  5,684,280         $    413,388
 Trade accounts receivable - less allowance of $15,000                       256,206              335,706
 Inventories (NOTE 2)                                                        583,039              514,669
 Advances to employees and related parties                                    30,413               17,329
 Prepaid expenses and other                                                   32,439               19,124
                                                                        ------------         ------------
Total current assets                                                       6,586,377            1,300,216

Property and equipment - net                                               1,111,890              893,537
Intangible assets - net                                                      575,175              572,877
Investment in LightChip, Inc. (Note 3)                                     1,000,000                   --
                                                                        ------------         ------------
Total assets                                                            $  9,273,442         $  2,766,630
                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                               $    257,557         $    167,160
 Accrued payroll and benefits                                                 93,467              131,755
                                                                        ------------         ------------
Total current liabilities                                                    351,024              298,915

Accrued loss of LightChip, Inc. (Note 3)                                          --              570,000
Note payable to stockholder                                                       --               30,000

Commitments and contingencies

Redeemable common stock
 Class E-1 - performance based and redeemable
  common stock 1,506,117 and 1,492,480 shares
  issued and outstanding                                                      15,061               14,925
 Class E-2 - performance based and redeemable
  common stock 1,506,117 and 1,492,480 shares
  issued and outstanding                                                      15,061               14,925
 Class E-3 - performance based and redeemable
  common stock 1,004,070 and 994,979 issued
  and outstanding                                                             10,041                9,950

Stockholders' equity (NOTES 4 AND 5)
 Preferred stock, $.01 par value; 5,000,000 shares authorized;
  Series A convertible shares, 0 and 37 issued and outstanding,
  Series B convertible shares, 0 and 1 issued and outstanding,
  Series C convertible shares, 0 and 84 issued and outstanding,
  Series F convertible shares, 408 and 0 issued and outstanding,
  $4,080,000 liquidation preference at December 31, 1999                          41                    1
 Common stock:
  Class A, $.01 par value, voting; 34,500,000 shares authorized;
   7,470,290 and 4,960,703 shares issued and outstanding                      74,703               49,607
 Additional paid-in capital                                               38,572,372           28,379,011
 Accumulated deficit                                                     (29,764,861)         (26,600,704)
                                                                        ------------         ------------
Total stockholders' equity                                                 8,882,255            1,827,915
                                                                        ------------         ------------
Total liabilities and stockholders' equity                              $  9,273,442         $  2,766,630
                                                                        ============         ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended                Six Months Ended
                                                      December 31                      December 31
                                             ----------------------------      ----------------------------
UNAUDITED                                       1999              1998             1999             1998
                                             -----------      -----------      -----------      -----------
REVENUES
 Lenses and other                            $   215,295      $   200,973      $   379,477      $   353,583
 Product development fees                         62,500           53,596          167,423           91,714
                                             -----------      -----------      -----------      -----------
Total revenues                                   277,795          254,569          546,900          445,297

COSTS AND EXPENSES
 Cost of goods sold                              105,009          124,175          189,830          216,015
 Selling, general and administrative             985,247          759,589        1,657,846        1,513,067
 Research and development                        189,169          174,072          290,265          301,168
                                             -----------      -----------      -----------      -----------
Total costs and expenses                       1,279,425        1,057,836        2,137,941        2,030,250
                                             -----------      -----------      -----------      -----------
Operating loss                                (1,001,630)        (803,267)      (1,591,041)      (1,584,953)

OTHER INCOME(EXPENSE)
 Investment income                                45,448           24,795           54,660           70,659
 Interest and other expense                         (397)          (8,798)        (436,576)          (9,648)
 Equity in loss of LightChip, Inc. (Note 3)           --         (125,913)              --         (351,347)
                                             -----------      -----------      -----------      -----------
Net loss                                     $  (956,579)     $  (913,183)     $(1,972,957)     $(1,875,289)

Imputed dividends and premiums on
 Preferred Stock                              (1,183,042)         (59,064)      (1,191,200)        (158,641)
                                             -----------      -----------      -----------      -----------
Net loss applicable to common
 shareholders                                $(2,139,621)     $  (972,247)     $(3,164,157)     $(2,033,930)
                                             ===========      ===========      ===========      ===========
Basic and diluted net loss per
 share (Note 5)                              $      (.32)     $      (.23)     $      (.53)     $      (.53)
                                             ===========      ===========      ===========      ===========
Number of shares used in per
 share calculation                             6,786,966        4,213,215        6,004,947        3,841,778
                                             ===========      ===========      ===========      ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                           December 31
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(1,972,957)    $(1,875,289)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization                          212,125         170,129
 Write-off of abandoned patent applications              33,764              --
 Debt discount amortization                             425,795              --
 Equity in loss of LightChip                                 --         351,347
Changes in operating assets and liabilities:
 Receivables, advances to employees, related
  parties                                                66,416         (69,925)
 Inventories                                            (68,370)       (108,811)
 Prepaid expenses and other                             (13,315)          5,528
 Accounts payable and accrued expenses                   52,109          24,753
                                                    -----------     -----------
Net cash used in operating activities                (1,264,433)     (1,487,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions                       (419,697)       (324,787)
Costs incurred in acquiring patents and
 license agreements                                     (46,843)        (60,141)
Investment in LightChip                              (1,570,000)       (713,333)
                                                    -----------     -----------
Net cash used in investing activities                (2,036,540)     (1,098,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 6% convertible
 debentures, net of discount and offering costs         893,326              --
Payment on note payable                                 (30,000)             --
Proceeds from sale of Convertible Series F
 preferred stock, net                                 3,880,496              --
Proceeds from exercise of common stock options
 and warrants                                         3,569,243          39,950
Proceeds from issuance of common stock                  258,800          18,160
                                                    -----------     -----------
Net cash provided by financing activities             8,571,865          58,110
                                                    -----------     -----------
Net increase (decrease) in cash and cash
 equivalents                                          5,270,892      (2,527,419)
Cash and cash equivalents at beginning
 of period                                              413,388       4,237,400
                                                    -----------     -----------
Cash and cash equivalents at end of period          $ 5,684,280     $ 1,709,981
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock issued upon conversion of
 preferred stock                                    $     5,450     $    12,703
Class E common stock issued                         $       363     $       291

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 1999

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies as set forth in LightPath's Annual Report on Form 10-KSB/A-2 dated December 20, 1999 have been adhered to in preparing the accompanying interim financial statements. These statements are unaudited but include all adjustments, which include normal recurring adjustments, that the Company considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

2. INVENTORIES

The components of inventories include the following at:

                                             December 31,      June 30,
                                                1999             1999
                                              --------         --------
Raw materials                                 $ 85,756         $ 50,736
Boules and blanks in process                    89,762           97,321
Finished goods                                 407,521          366,612
                                              --------         --------
Total inventories                             $583,039         $514,669
                                              ========         ========

3. INVESTMENT IN LIGHTCHIP, INC.

During fiscal 1999, the Company discontinued application of the equity method of accounting to its investment in LightChip, a development stage company, since its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to its remaining contractually committed obligation for future funding of $570,000. In October 1999, LightChip issued additional shares of voting convertible preferred stock for $3 million, of which the Company funded its $570,000 contractual obligation. On December 8, 1999 LightChip issued additional shares of voting convertible preferred stock for $16 million, of which the Company funded $1 million. In accordance with the SEC staff position stated in EITF Topic D-84, the Company's pro-rata share of LightChip losses through December 8, 1999 totaling $514,288 were not recognized as a result of the Company's additional investment.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


The Company's combined common stock and preferred stock voting interest in LightChip decreased to approximately 19% after the December 8, 1999 investment. Accordingly, as of December 8, 1999 the Company began accounting for its investment in LightChip, Inc. using the cost method.

4. CONVERTIBLE DEBENTURES

On July 28, 1999, LightPath completed a private placement for $1,000,000 of 6% Convertible Debentures (the "Debentures"). The Debentures were immediately convertible into shares of Class A common stock at a conversion price of $1.76. Debenture holders also received Class I warrants to acquire 427,350 shares of Class A common stock. The warrant agreement provides for an exercise price of $2.20 per share. The warrants are immediately exercisable and have a five year life. On September 24, 1999 all of the debentures and the related warrants were converted into 997,151 shares of Class A common stock. Interest of $9,370 was paid to the debenture holders. LightPath recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining discount was amortized from the issuance through the conversion date.

In connection with the private placement of the Debentures, LightPath issued 150,000 Class J warrants to the placement agent, with terms identical to those issued to the Debenture holders. During the six months ended December 31, 1999, 150,000 shares of Class A common stock were issued upon exercise of all of the placement agent warrants.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


5. STOCKHOLDERS' EQUITY

         The Series F Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share and a 7% per annum premium. The holders of the Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.00, or 80% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. Holders of Series F Convertible Preferred Stock also received Class K warrants to acquire a total of 489,600 shares of Class A common stock (fair value estimated by management to be $940,870) in addition to the modification of terms on warrants outstanding from prior private placements as described below. The Class K Warrants may be exercised at any time prior to expiration on November 2, 2002 at a price of $5.00 per share. Each of the investors in the Series F Convertible Preferred Stock previously invested in the Company's Series A, B and C Preferred Stock. In order to induce them to invest in the Series F Convertible Preferred Stock, the Company agreed to reduce the applicable exercise prices by twenty percent and extend the expiration dates by three years for of all outstanding Class C, E and G warrants issued in connection with the sale of such Series A, B and C Preferred Stock. LightPath also issued 125,000 Class L warrants to the placement agent, with terms identical to Class K Warrants.

545,038 shares of Class A common stock were issued upon the conversion of the remaining 122 shares of Series A, Series B and Series C Preferred Stock during the six months ended December 31, 1999.

                                   Preferred                            Warrants    Warrants
                                    Stock -      Common      Warrants    Class       Class     Common      Unit
                                    Series        Stock       Class     C, E ,G     D, F, H     Stock     Purchase
Shares Outstanding                A, B, C & F    Class A      A & B      I & K       J & L     Options    Options
------------------                -----------    -------      -----      -----       -----     -------    -------
Outstanding at June 30, 1999           122      4,960,703   4,519,000    914,068    123,345   1,244,851    160,000
  Issuance of warrants                  --             --      57,700    916,950    275,000          --         --
  Issuance of shares                   408         66,429          --         --         --          --         --
  Conversions-equity                  (122)     1,121,755     (57,800)  (761,084)   (50,008)         --         --
  Conversions-debt               1,147,151             --    (427,350)  (150,000)        --          --
  Option grants                         --             --          --         --         --     175,162
  Exercise of options                   --        174,252      85,988         --         --    (131,258)   (60,743)
  Forfeitures                           --             --          --         --         --      (1,770)        --

Outstanding at December 31, 1999       408      7,470,290   4,604,888    642,584    198,257   1,286,985     99,257

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


6. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at December 31, 1999: Class A common stock options 1,286,985, private placement warrants 840,841, IPO warrants 7,257,931 (includes 2,653,043 of Class B warrants available upon exercise of the Class A warrants), IPO Unit Purchase Option to acquire (i) 99,257 shares of Class A common stock, (ii) 99,257 Class A warrants, and (iii) 198,514 Class B warrants (includes 99,257 available upon exercise of the Class A warrants), 981,360 Class A shares issuable upon the conversion of Series F convertible preferred stock (minimum of 826,936 shares based on the fixed conversion price at closing) and 4,016,304 shares issuable from the Class E redeemable common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria. A premium ranging from 7 to 8 percent earned by the preferred shareholders of $46,522 and $59,064 increased the net loss applicable to common shareholders for the three months ended December 31, 1999 and 1998, respectively. A premium ranging from 7 to 8 percent earned by the preferred shareholders of $54,680 and $158,641 increased the net loss applicable to common shareholders for the six months ended December 31, 1999 and 1998, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $1,136,520 for the three months and six months ended December 31, 1999. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999. The remaining unamortized imputed dividend of $958,042 from the Series F Preferred Stock will be recognized in the third quarter.

                                             Three Months Ended                        Six Months Ended
                                                December 31,                             December 31,
                                   -----------------------------------      -------------------------------------
                                     Income        Shares      Per Share      Income        Shares      Per Share
                                   (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                   -----------  -------------    ------     -----------  -------------    ------
1999
Net loss                          $  (956,579)                              $(1,972,957)
Less: Preferred Stock Premium         (46,522)                                  (54,680)
       Imputed dividend on
       Series F Preferred Stock    (1,136,520)                               (1,136,520)
                                  -----------                               -----------
BASIC AND DILUTED EPS
Net loss applicable to
 common shareholders              $(2,139,621)    6,786,966      $(.32)     $(3,164,157)   6,004,947      $(.53)

1998
Net loss                          $ (913,183)                               $(1,875,289)
Less: Preferred Stock Premium        (59,064)                                  (158,641)
                                  ----------                                -----------
BASIC AND DILUTED EPS
Net loss applicable to
 common shareholders              $ (972,247)     4,213,215      $(.23)     $(2,033,930)   3,841,778      $(.53)

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


7. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represents 13% of total revenues of the Company, and Traditional Optics, which represents 87% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of fiber collimators, fiber-optic switches and other related passive component products for the optoelectronics segment of the telecommunications industry while the traditional optics segment provides for the development and sale of GRADIUM glass in the form of lenses, blanks and development fees for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the three and six months ended December 31, is shown in the following table. During fiscal 1999, the Company changed its primary marketing objectives from primarily traditional optics products to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena.

                         Opto-      Traditional     Corporate
Segment Information   Electronics     Optics       and Other (1)       Total
-------------------   -----------     ------       -------------       -----

SIX MONTHS ENDED
DECEMBER 31, 1999

Revenues (2)
         1999       $84,927           461,973              --       $   546,900
         1998            --           445,297              --           445,297

Segment operating loss (3)
         1999     $(584,292)         (195,992)       (810,757)      $(1,591,041)
         1998      (624,929)         (201,406)       (758,618)       (1,584,953)

THREE MONTHS ENDED
DECEMBER 31, 1999

Revenues (2)
         1999       $52,363           225,432              --       $   277,795
         1998            --           254,569              --           254,569

Segment operating loss (3)
         1999     $(347,120)         (168,640)       (485,870)      $(1,001,630)
         1998      (311,214)          (31,903)       (460,150)         (803,267)

Total Assets
         1999     $ 741,326         1,634,083       6,898,033       $ 9,273,442

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, advances, prepaid expenses and unallocated property and equipment and the Company's investment in LightChip.
(2) There were no inter-segment sales during the three and six months ended December 31, 1999 and 1998.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


8. SUBSEQUENT EVENTS


On January 11, 2000, the Company called all of its outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant is exercisable at a price of $6.50 for 1 share of Class A common Stock and 1 Class B Warrant. If all 2,653,053 Class A Warrants outstanding at December 31, 1999 are exercised for cash, 2,653,053 shares of Class A Common Stock and Class B Warrants will be issued and the Company will receive net proceeds estimated at $16.4 million.

As of February 9, 2000 substantially all of the outstanding Class A Warrants and
1.1 million Class B Warrants were exercised for net proceeds of approximately $26.2 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 ("2000") COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998 ("1999")

     During the second quarter of fiscal 2000 the Company's optoelectronics and fiber telecommunications segment was bolstered by 1) the net financial investment of $3.9 million in a November private placement plus approximately $2.7 million in proceeds from the exercise of warrants and options, 2) the addition to the Board of Directors of Robert Ripp, former Chairman and CEO of AMP, Inc., whose business experience and knowledge of the telecommunications industry will be beneficial to the Company, 3) the enhancement of our Management team by the hiring of Stephen Barna, formerly of Lucent and AT&T, as VP Marketing & Sales, 4) continued record sales bookings, and 5) the increase in the Company's investment in LightChip by $1.6 million which occurred upon LightChip's completion of product milestones in October 1999 and LightChip's $16 million equity placement in December 1999 (investors included Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath). As the second quarter came to a close, the Company achieved an additional significant milestone by meeting the criteria to call the Class A Warrants which were issued as part of the February 1996 IPO. The redemption of these Warrants was announced on January 7, 2000 and the Company anticipates net proceeds from exercises of Class A Warrants, approximately $16.4 million. The Company intends to use a portion of this capital to 1) expand our collimator production facility and staff in Albuquerque, 2) to open a facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system, and 3) to increase the size of our current product and technology development team which continues to improve upon and expand our current telecom products built around the single mode fiber collimator.

     The Company's internal focus has been on the sale and shipment of products and samples of LightPath's single-mode fiber collimator assembly (SMF assembly). The Company currently offers three telecom product levels, the collimating lens, a SMF assembly and a large-beam collimating assembly. The Company produced and shipped collimator products totaling $52,363 during the quarter. New orders were received during the period bringing the backlog for these products to $202,000 at December 31, 1999. This represented approximately 30 customers with 21 new customers ordering during the period. A key OEM account represents $87,000 or 43% of the sales backlog. This represents the third order by this OEM for their newly released optical networking product. During the quarter, the Company, in response to the acceptance of its collimator product line by various customers, began an expansion of its manufacturing production capability. The Company leased an additional 3,600 square feet of space adjacent to its existing Albuquerque facility to house its engineering and glass research and development operations. During January 2000, we also completed negotiations on an additional lease for more than 17,000 square feet of manufacturing space in the same vicinity of our existing facility. During the second quarter, the Company continued the fiberoptic, mechanical switch development process with a separate business unit of E-TEK, Kaifa Technology, which E-TEK acquired in July 1999. The Company is uncertain how the recent acquisition of E-TEK by JDS-Uniphase will impact this relationship. LightPath anticipates that the mechanical switch project will remain on schedule. At December 31,1999 the Company had a backlog of $202,000 in telecom orders for all three of the Company's collimator products as compared to $66,000 at September 30, 1999 and we added approximately 21 new customers during the quarter.

                          LIGHTPATH TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The sales cycle, of component products, for acceptance by a telecom customer, is rigorous and consists of multiple steps. Therefore, all of the Company's products are subjected to Bellcore testing in addition to meeting the customer's specifications. The Company has sold products or sent samples of collimators to approximately 100 actual or potential customers over the past twelve to fifteen months. After the products are qualified some of these targeted customers purchase a larger quantity to perform additional testing. After successful testing and evaluation of the product, many customers then require some customization of the collimator. Finally the Company will receive a request for quotation on production size quantities prior to receiving manufacturing orders. Our recent OEM orders of $87,000 reflects such a process, however, this amount represents the OEM's third order of the large beam collimator. The Company believes that it will become a qualified vendor to this OEM and that the collimator product will be successfully incorporated into their production. The Company is also at various stages in this process with a number of customers.

     During the second quarter of fiscal 2000, the majority of the Company's sales to the traditional optics segment were comprised of laser optic lenses. Revenues of $225,432 for the second quarter included $62,500 in license fees. The Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. The Company believes the relationship with Rodenstock may create new and sustain existing markets for GRADIUM products in Europe primarily in the area of imaging systems. The Company's remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At December 31, 1999, the Company had a total backlog of $148,000 in lens products as compared to $120,000 at September 30, 1999. Both the overall dollar sales and total number of customers placing orders during this period exceeded those occurring during any other quarter to date. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     The Company's revenues totaled $278,000 for 2000, an increase of approximately $23,000 or 9% over 1999. The increase was attributable to $14,000 in product sales, primarily for telecom products, and $9,000 in product development/license fees. At December 31, 1999, the Company's total backlog was $400,000 consisting of $202,000 for collimator sales, $148,000 for lens sales, and $50,000 for government project funding as compared to the September 30, 1999 total backlog of $236,000 consisting of $120,000 for lens sales, $66,000 for collimator sales and $50,000 for government project funding.

     In 2000, cost of sales was 49% of product sales, a decrease from 1999, when cost of sales was 62% of product sales. The decrease was primarily due to higher margins on telecom products and sales to traditional optics distributors during the quarter. It is anticipated that the Company's telecom products will continue to maintain a lower cost of sales than its traditional optics products. Additionally, with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs increased by $225,658 from 1999, or 30% to $985,247, primarily due to the increased personnel in administration and manufacturing support. Research and development costs increased by $15,097 to $189,169 in 2000 versus 1999. The majority of development work consisted of expenses associated with the collimator assembly design and manufacturing process. In addition, development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry.

     Investment income increased approximately $21,000 in 2000 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense was not significant in 2000 or 1999. The Company accounts for its investment in LightChip at historical cost, beginning in December 1999. The Company discontinued application of the equity method of accounting when its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to zero. As a result, the Company recognized LightChip losses of $0 for the 2000 quarter versus $125,913 in 1999.

     Net loss of $956,579 in 2000 was an increase of approximately $43,000 from 1999 of which $241,000 was due to increased operating costs primarily in selling, general and administrative expense. These increased costs were partially offset by a $23,000 increase in total revenues, $19,000 reduction in cost of sales and $30,000 increase in interest income and $126,000 in reduced losses by LightChip. Net loss applicable to common shareholders of $2,139,621 included an additional noncash charge of $1,136,520 for an imputed dividend and $46,522 attributable to the premium on the Company's outstanding preferred stock. Net loss per share of $.32 in 2000 was an increase of $.09 from the 1999 net loss per share due primarily to the preferred stock imputed dividend. The increase in the number of weighted shares outstanding for 2000 versus 1999 decreased the Net loss applicable to common shareholders by $.19. The 1999 net loss per share contains $59,064 attributable to the premium on the preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1999 ("2000") COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998 ("1999")

     During the first six months of fiscal 2000, the Company's optoelectronics and fiber telecommunications segment was bolstered by 1) the net financial investment of $4.7 million in July and November private placements plus approximately $3.6 million in proceeds from the exercise of warrants and options, 2) the November addition of Robert Ripp former Chairman and CEO of AMP, Inc. whose business experience and knowledge of the telecommunications industry will be beneficial to the Company, 3) the enhancement of our Management team by the hiring of Stephen Barna, formerly of Lucent and AT&T, as VP Marketing & Sales, 4) continued record sales bookings, and 5) the increase in the Company's investment in LightChip by $1.6 million which occurred upon LightChip's completion of product milestones in October 1999 and LightChip's $16 million equity placement in December 1999 (investors included Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath). As the second quarter came to a close, the Company achieved an additional significant milestone by meeting the criteria to call the Class A Warrants which were issued as part of the February 1996 IPO. The redemption of these Warrants was announced on January 7, 2000 and the
Company  anticipates  net  proceeds  from the  exercise  of Class A Warrants  of approximately $16.4 million. The Company intends to use a portion of this capital to 1) expand our collimator production facility and staff in Albuquerque, 2) to open a facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system, and 3) to increase the size of our current product and technology development team which continues to improve upon and expand our current telecom products built around the single mode fiber collimator.

     To date in fiscal 2000 the Company's optoelectronics and fiber telecommunications segment continued its efforts to 1) increase the sale of collimator assemblies and lenses and the distribution of collimator samples to potential customers for testing, 2) develop fiberoptic switches and 3) obtain patent protection for its proprietary telecommunications products and processes. The Company's internal focus continues to be on the sale and shipment of products and samples of LightPath's single-mode fiber collimator assembly (SMF assembly). The Company currently offers three telecom product levels, the collimating lens, a SMF assembly and a large-beam collimating assembly. The Company displayed all three of these products at industry trade shows in early calendar 1999 and intends to show our enhanced products at the January 2000 Photonics West trade show. These shows allow the Company to deliver additional samples and to meet with potential customers to distribute information on our products or to discuss test results from samples previously sent. Based on the results of the customers' testing, the Company believes higher-volume production orders will develop in the future. The Company anticipates such orders to be received in response to customer use that confirms the SMF assembly offers superior performance in the areas of back reflection and insertion loss at a very competitive price. The Company believes that its increased sales orders for the six months reflect this positive feedback. Collimator product sales increased to $84,927 which exceeds the entire telecom revenues of $57,029 in fiscal 1999. In addition, the backlog for these products increased to $202,000 from $10,000 at June 30, 1999. A key OEM represents $87,000 or 43% of the sales backlog. The Company completed the installation of a clean room in its manufacturing area to meet anticipated future customer demands and is currently adding additional manufacturing collimator production lines. The Company, in response to the acceptance of its collimator product line by various customers, began an expansion of its manufacturing production capability. The Company leased an additional 3,600 square feet of space adjacent to its Albuquerque facility to house its engineering and glass research and development operations. During January 2000, we also completed negotiations on an additional lease for more than 17,000 square feet of manufacturing space in the same vicinity of our existing facility. The Company has continued the fiberoptic, mechanical switch development process with a separate business unit of E-TEK, Kaifa Technology, which E-TEK acquired in July 1999. The Company is uncertain how the recent acquisition of E-TEK by JPS-Uniphase will impact this relationship. LightPath anticipates that the mechanical switch project will remain on schedule. The Company believes these relationships will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. During the first quarter of 2000, the Company was notified that its patent application for its proprietary process to fuse fibers directly to a larger optical component such as the collimator lens has been allowed. At December 31,1999 the Company had a backlog of $202,000 in telecom orders for all three of the Company's collimator products as compared to $66,000 at September 30, 1999 and $10,000 at June 30, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     During the first six months of fiscal 2000, the majority of the Company's sales to the traditional optics segment were comprised of laser optic lenses. Revenues of $461,973 for the six month period included $125,000 in license fees and $42,423 in revenues for government funded subcontracts utilizing GRADIUM glass in optoelectronics applications. The Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. The Company believes the relationship with Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. The Company's remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At December 31,1999, the Company had a backlog of $148,000 as compared to $120,000 and $35,000 in lens products at September 30, 1999 and June 30, 1999, respectively. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     The  Company's   revenues   totaled  $547,000  for  2000,  an  increase  of
approximately $102,000 or 23% over 1999. The increase was attributable to $26,000 in additional product sales, primarily for telecom products, and $76,000 in product development/license fees. At December 31, 1999, the Company's total backlog was $400,000 consisting of $148,000 for lens sales, $202,000 for collimator sales and $50,000 for government project funding as compared to $120,000 for lens sales, $66,000 for collimator sales and $50,000 for government project funding at September 30, 1999 and $35,000 for lens sales, $10,000 for collimator sales and $100,000 for government project funding at June 30, 1999.

     In 2000, cost of sales was 50% of product sales, a decrease from 1999, when cost of sales was 61% of product sales. The decrease was primarily due to higher margins on telecom products and sales to traditional optics distributors during the quarter. It is anticipated that the Company's telecom products will continue to maintain a lower cost of sales than its traditional optics products. Additionally, with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs increased by $144,779 from 1999, or 10% to $1,657,846, primarily due to increases in personnel in administration and manufacturing support. Research and development costs decreased by $10,903 to $290,265 in 2000 versus 1999. The majority of development work consisted of expenses associated with the collimator assembly design and manufacturing process. In addition, development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry.

         Investment income decreased approximately $16,000 in 2000 due to the decrease in interest earned on temporary investments as a result of a decrease in cash balances. In July 1999, the Company issued $1,000,000 aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. LightPath recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock. Interest expense was not significant in 1999. The Company accounts for its investment in LightChip under the cost method as of December 1999. The Company discontinued application of the equity method of accounting when its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to zero. As a result, the Company recognized LightChip total losses of $0 in 2000 versus $351,347 in 1999.

     Net loss of $1,972,957 in 2000 was an increase of approximately $98,000 from 1999 of which $427,000 relates to recognition of charges associated with the debenture issuance and interest expense, $145,000 increase in operating costs primarily in selling, general and administrative expense and $16,000 due to a reduction in interest income. These increased costs were partially offset by the $102,000 increase in total revenues, $26,000 reduction in cost of sales, $11,000 decrease in research and development costs and $351,000 reduction of the Company's share of LightChip's loss. Net loss applicable to common shareholders of $3,164,157 included an additional charge of $1,136,520 for the imputed dividend and $54,680 attributable to the premium on the Company's outstanding preferred stock. Net loss per share of $.53 was equal to the 1999 net loss per share. Net loss per share was decreased due to the preferred stock dividend, however, the increase was offset by an increase in the number of weighted shares outstanding for 2000 versus 1999. The 1999 net loss per share contains $158,641 attributable to the premium on the preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESOURCES AND LIQUIDITY

     LightPath financed its initial operations through private placements of equity and debt until February 1996 when its initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. In July 1999 the Company issued convertible debentures with warrants resulting in net proceeds of approximately $893,000. In September 1999 all of the debentures were converted to shares of common stock and all of the associated warrants were exercised resulting in additional net proceeds of $940,000. In November 1999 the Company issued 408 shares of its Series F Convertible Preferred Stock and warrants in a private placement. Net proceeds from the private placement were approximately $3.9 million. Since June 30, 1999, the Company has also received net proceeds of approximately $2.6 million for the exercise of options and warrants issued in prior private placements.

     Cash used in operations for the first six months of fiscal 2000 totaled approximately $1,264,000, a decrease of $223,000 from fiscal 1999, due to decreased sales and administrative costs. The Company expects to continue to incur net losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 2000, the Company expended approximately $467,000 for capital equipment and patent protection and has outstanding commitments for an additional $500,000. The majority of the capital expenditures during the year were related to the development of its clean room and equipment used to expand the Company's manufacturing facilities for collimator production. In October 1999, the Company funded the remaining $570,000 of its commitment to LightChip upon completion of the product development requirements in the September 1998 agreement. In addition, the Company funded $1 million for LightChip preferred stock in December 1999 at which time LightChip issued $16 million of preferred stock in a private placement.

     Projected product sales as well as the proceeds from the July 1999 sale of 6% Convertible Debentures and related warrants exercised will be used for working capital for fiscal 2000. Proceeds from the November 1999 issuance of Series F Convertible Preferred Stock of approximately $3.9 million will be used to expand collimator production, development of the optical switch and working capital. Proceeds of $26.2 million were received from the exercise of the Class A and Class B Warrants in the third quarter of fiscal 2000. The proceeds will be used for working capital, expansion of the Albuquerque facility in terms of both capital equipment and leased facilities and the addition of a leased facility in New Jersey. The Company's ability to generate future sales will depend on the SMF assembly, collimating lenses and GRADIUM glass becoming commercially accepted at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. The Company may also be required to alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.

YEAR 2000 RISKS; INFLATION; SEASONALITY

     Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. This problem is commonly referred to as the "Year 2000 Issue". The Company has not incurred any problems since January 1, 2000 either internally or with third parties concerning Year 2000. The Company will continue to monitor third parties with whom it has a material relationship throughout the remainder of the first calendar quarter of 2000. The Company has not been significantly impacted by inflation in 2000 due to the nature of its product components. The Company does not believe that seasonal factors will have a significant impact on its business.

                          LIGHTPATH TECHNOLOGIES, INC.
                                     PART II
ITEM 1. LEGAL PROCEEDINGS

     LightPath is subject to various claims and lawsuits in the ordinary course of its business, none of which are considered material to the Company's financial condition and results of operations. There have been no material developments in any legal actions since the period reported as to in the Company's Form 10-KSB/A-2 for the year ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 5, 1999 Robert Ripp entered into an agreement to purchase 62,500 shares of LightPath Class A common Stock for $4.00 per share in connection with his election to serve as Chairman of the Board of Directors. These shares were registered on a Form S-3 that became effective on January 18, 2000.

     On January 11, 2000, the Company called all of its outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant is exercisable at a price of $6.50 for 1 share of Class A common Stock and 1 Class B Warrant. If all 2,653,053 Class A Warrants outstanding at December 31, 1999 are exercised for cash, 2,653,053 shares of Class A Common Stock and Class B Warrants will be issued and the Company will receive net proceeds estimated at $16.4 million. As of February 9, 2000 substantially all of the outstanding Class A Warrants and 1.1 million Class B Warrants were exercised for net proceeds of approximately $26.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     LightPath Technologies, Inc. conducted its regular 1999 Annual Meeting of Stockholders on October 21, 1999. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

     1. Election of three Class III Directors to hold office until the Annual Meeting of Stockholders in 2002. The election of Louis Leeburg and Donald Lawson as Class III Director of the Company was approved by the stockholders by a vote of 7,780,657 FOR and 17,201 WITHHOLD AUTHORITY. The terms of the Company's Class II Directors, James L. Adler, Jr. and Katherine Dietze and of its Class I Directors, Leslie Danziger, James Wimbush and Haydock H. Miller, Jr., continued after the date of the Annual Meeting.

     2. Ratification of the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 30, 2000 was approved by the stockholders by a vote of 7,342,943 FOR; 14,170 AGAINST and 108,815 ABSTENTIONS.

ITEM 5. OTHER INFORMATION

     On November 11, 1999 Robert Ripp was elected to serve as Chairman of the Board of Directors effective immediately. Mr. Ripp was the Chairman and Chief Executive Officer of AMP, Inc. Mr. Ripp replaces Lou Leeburg, who will remain a Director of the Company. The Company and Mr. Ripp have agreed in concept that Mr. Ripp will be paid a cash bonus (subject to certain conditions) upon a sale or merger of the Company or upon the achievement of certain stock price thresholds he would receive additional Company stock; however, the specific details have not been finalized and are still under discussion.

     Long time Director, Haydock H. Miller, Jr. retired from active status but will continue to serve as Director Emeritus. In connection with Mr. Miller's retirement, the Board of Directors agreed to accelerate the vesting of options to purchase approximately 18,000 shares of Class A Common Stock held by Mr. Miller. Such options became fully vested upon Mr. Miller's retirement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 27 - Financial Data Schedule (1)

     (1) filed herewith

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 1999:

        1. Current report on Form 8-K dated December 20, 1999, included a copy of the press release noting the amendments to the Form 10KSB for the year ended June 30, 1999 and the Form 10QSB for the quarter ended September 30, 1999.

        2. Current report on Form 8-K dated January 7, 2000 included a copy of the press release noting the redemption of the Class A Warrants along with a copy of the redemption notice sent to registered holders of the Class A Warrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                     LIGHTPATH TECHNOLOGIES, INC.


                                     By: /s/ Donald Lawson     February 11, 2000
                                        ------------------------------------
                                        Donald Lawson                 Date
                                        Chief Executive Officer