Form 10QSB
period 2000-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2000-05-12
CIK 889971

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

    For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ____________


                        COMMISSION FILE NUMBER 000-27548

                          LIGHTPATH TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           86-0708398
   -------------------------------                            ----------------
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

Common Stock, Class A, $.01 par value             14,960,523 shares
Common Stock, Class E-1, $.01 par value            1,506,663 shares
Common Stock, Class E-2, $.01 par value            1,506,663 shares
Common Stock, Class E-3, $.01 par value            1,004,434 shares
---------------------------------------            ----------------
Class                                        Outstanding at April 17, 2000

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

Item                                                                        Page
----                                                                        ----
PART I FINANCIAL INFORMATION

  Balance Sheets                                                              2
  Statements of Operations                                                    3
  Statement of Stockholder's Equity                                           4
  Statements of Cash Flows                                                    5
  Notes to Financial Statements                                               6
  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      12

PART II OTHER INFORMATION

  Legal Proceedings                                                          18
  Changes in Securities and Use of Proceeds                                  18
  Defaults Upon Senior Securities                                            18
  Submission of Matters to a Vote of Security Holders                        18
  Other Information                                                          18
  Exhibits and Reports on Form 8-K                                           19

SIGNATURES                                                                   20

                          LIGHTPATH TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,            JUNE 30,
                                                                 2000                 1999
                                                             ------------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 41,867,441         $    413,388
  Trade accounts receivable
    - less allowance of $15,000                                   350,766              335,706
  Inventories (NOTE 2)                                            608,588              514,669
  Advances to employees and related parties                        16,773               17,329
  Prepaid expenses and other                                      345,446               19,124
                                                             ------------         ------------
Total current assets                                           43,189,014            1,300,216

Property and equipment - net                                    1,880,970              893,537
Intangible assets - net                                           573,999              572,877
Investment in LightChip, Inc. (NOTE 3)                          1,000,000                   --
                                                             ------------         ------------
Total assets                                                 $ 46,643,983         $  2,766,630
                                                             ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                   $    457,534         $    167,160
  Accrued payroll and benefits                                     77,668              131,755
                                                             ------------         ------------
Total current liabilities                                         535,202              298,915

Accrued loss of LightChip, Inc. (NOTE 3)                               --              570,000
Note payable to stockholder                                            --               30,000

Commitments and contingencies

Redeemable common stock
  Class E-1 - performance based and redeemable
   common stock 1,506,663 and 1,492,480 shares
   issued and outstanding                                          15,067               14,925
  Class E-2 - performance based and redeemable
   common stock 1,506,663 and 1,492,480 shares
   issued and outstanding                                          15,067               14,925
  Class E-3 - performance based and redeemable
   common stock 1,004,434 and 994,979 issued
   and outstanding                                                 10,044                9,950

Stockholders' equity (NOTES 4, 5 AND 6)
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; Series A convertible shares, 0 and 37
   issued and outstanding, Series B convertible shares,
   0 and 1 issued and outstanding, Series C convertible
   shares, 0 and 84 issued and outstanding, Series F
   convertible shares, 153 and 0 issued and outstanding,
   $1,530,000 liquidation preference at March 31, 2000                  2                    1
  Common stock:
   Class A, $.01 par value, voting; 34,500,000 shares
    authorized; 13,753,365 and 4,960,703 shares
    issued and outstanding                                        137,534               49,607
  Additional paid-in capital                                   78,830,257           28,379,011
  Accumulated deficit                                         (32,899,190)         (26,600,704)
                                                             ------------         ------------
Total stockholders' equity                                     46,068,603            1,827,915
                                                             ------------         ------------
Total liabilities and stockholders' equity                   $ 46,643,983         $  2,766,630
                                                             ============         ============

See accompanying notes

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               MARCH 31                        MARCH 31
                                                     ----------------------------     ---------------------------
UNAUDITED                                                2000            1999            2000            1999
                                                     ------------     -----------     -----------     -----------
REVENUES
   Lenses and telecom product sales                  $    333,175     $   159,854     $   712,652     $   513,437
   Product development fees                                    --         131,747         167,423         223,461
                                                     ------------     -----------     -----------     -----------
Total revenues                                            333,175         291,601         880,075         736,898

COSTS AND EXPENSES
   Cost of goods sold                                     141,978          80,632         331,808         296,647
   Selling, general and administrative                  2,232,574         710,474       3,890,420       2,223,541
   Research and development                               378,021         200,628         668,286         501,796
                                                     ------------     -----------     -----------     -----------
Total costs and expenses                                2,752,573         991,734       4,890,514       3,201,984
                                                     ------------     -----------     -----------     -----------
Operating loss                                         (2,419,398)       (700,133)     (4,010,439)     (2,285,086)

OTHER INCOME(EXPENSE)
   Investment income                                      330,359          13,204         385,019          83,863
   Interest and other expense                             (31,248)           (441)       (467,824)        (10,089)
   Equity in loss of LightChip, Inc. (NOTE 3)                  --         (10,324)             --        (361,671)
                                                     ------------     -----------     -----------     -----------
Net loss                                             $ (2,120,287)    $  (697,694)    $(4,093,244)    $(2,572,983)

Imputed dividends and premiums on Preferred Stock      (1,014,042)        (38,018)     (2,205,242)       (196,659)
                                                     ------------     -----------     -----------     -----------
Net loss applicable to common shareholders           $ (3,134,329)    $  (735,712)    $(6,298,486)    $(2,769,642)
                                                     ============     ===========     ===========     ===========

Basic and diluted net loss per share  (NOTE 7)       $       (.29)    $      (.16)    $      (.83)    $      (.68)
                                                     ===========      ===========     ===========     ===========

Number of shares used in per share calculation         10,674,337       4,602,501       7,550,091       4,091,651
                                                     ============     ===========     ===========     ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                              CLASS A
                                                           COMMON STOCK
                                         PREFERRED    -----------------------  ADDITIONAL
                                          STOCK       NUMBER OF                 PAID-IN       ACCUMULATED
                                          AMOUNT       SHARES       AMOUNT      CAPITAL        DEFICIT         TOTAL
                                          ------       ------       ------       -------        -------        -----
Balances at June 30, 1999               $      1     4,960,703   $   49,607   $28,379,011    $(26,600,704)  $ 1,827,915
 Issuance of 408 shares of Series F
   convertible preferred stock, net            4            --           --     3,880,320             --      3,880,324
 Issuance of common stock                     --        66,429          664       258,136             --        258,800
 Exercise of stock options and unit
   purchase options                           --       532,910        5,329     3,035,783             --      3,041,112
 Exercise of warrants
   Debt                                  577,350         5,774    1,264,396            --      1,270,170
   Equity                                     --     5,979,202       59,792    37,725,176             --     37,784,968
 Issuance of common stock upon
   conversion of 37 shares Series
   A , 1 share Series B, 84 shares
   Series C and 255 shares Series F
   convertible preferred stock                (3)    1,066,970       10,670       (10,667)            --             --
 Issuance of common stock upon
   conversion of 6% convertible
   debentures                                 --       569,801        5,698     1,313,423             --      1,319,121
 Stock based compensation                     --            --           --       779,437             --        779,437
 Imputed dividend on Series F
   convertible preferred stock                --            --           --     2,094,662     (2,094,662)            --
 Premium on Series A , Series B,
   Series C and Series F convertible
   preferred stock                            --            --           --       110,580       (110,580)            --
 Net loss                                     --            --           --            --     (4,093,244)    (4,093,244)
                                       ---------    ----------   ----------   -----------   ------------    -----------

Balances at March 31, 2000             $       2    13,753,365   $  137,534   $78,830,257   $(32,899,190)   $46,068,603
                                       =========    ==========   ==========   ===========   ============    ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended March 31
                                                                    -----------------------------------
                                                                        2000                   1999
                                                                    ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (4,093,244)          $(2,572,983)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                          394,202               262,781
  Allowance for  doubtful accounts                                            --                15,000
  Write-off of abandoned patent applications                              33,764                    --
  Debt discount amortization                                             425,795                    --
  Stock based compensation                                               779,437                    --
  Equity in loss of LightChip                                                 --               361,671
Changes in operating assets and liabilities:
  Receivables, advances to employees, related parties                    (14,504)               (1,532)
  Inventories                                                            (93,919)             (100,349)
  Prepaid expenses and other                                            (326,322)               20,914
  Accounts payable and accrued expenses                                  236,287              (121,132)
                                                                    ------------           -----------
Net cash used in operating activities                                 (2,658,504)           (2,135,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions                                      (1,362,314)             (387,558)
Costs incurred in acquiring patents and license agreements               (54,207)              (64,718)
Investment in LightChip                                               (1,570,000)             (713,333)
                                                                    ------------           -----------
Net cash used in investing activities                                 (2,986,521)           (1,165,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 6% convertible debentures, net
 of discount and offering costs                                          893,326                    --
Payment on note payable                                                  (30,000)                   --
Proceeds from sale of Series F convertible preferred
 stock, net                                                            3,880,324                    --
Proceeds from exercise of common stock options and
 warrants, net                                                        42,096,628                39,950
Proceeds from issuance of common stock                                   258,800                23,160
                                                                    ------------           -----------
Net cash provided by financing activities                             47,099,078                63,110
                                                                    ------------           -----------
Net increase (decrease) in cash and cash equivalents                  41,454,053            (3,238,129)
Cash and cash equivalents at beginning of period                         413,388             4,237,400
                                                                    ------------           -----------
Cash and cash equivalents at end of period                          $ 41,867,441           $   999,271
                                                                    ============           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock issued upon conversion of preferred
 stock                                                              $     10,670           $    12,717

Class E common stock issued                                         $        378           $       291

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB/A-2 for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission on December 20, 1999.

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

2. INVENTORIES

The components of inventories include the following at:

                                                         March 31   June 30
                                                           2000       1999
                                                         --------   --------

Raw materials                                            $ 58,915   $ 50,736
Boules and blanks in process                              117,332     97,321
Finished goods                                            432,341    366,612
                                                         --------   --------

Total inventories                                        $608,588   $514,669
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

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENT - UNAUDITED

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

The Company's combined common stock and preferred stock voting interest in LightChip decreased to approximately 19% after the December 8, 1999 investment. Accordingly, as of December 8, 1999 the Company accounts for its investment in LightChip, Inc. under the cost method.

4. CONVERTIBLE DEBENTURES

On July 28, 1999, LightPath completed a private placement for $1,000,000 of 6% Convertible Debentures (the "Debentures"). The Debentures were immediately convertible into shares of Class A common stock at a conversion price of $1.76 per share. Debenture holders also received Class I warrants to acquire 427,350 shares of Class A common stock. The warrant agreement provided for an exercise price of $2.20 per share. The warrants were immediately exercisable and had a five year life. On September 24, 1999 all of the Debentures and the related warrants were converted into 997,151 shares of Class A common stock. Interest of $9,370 was paid to the debenture holders. LightPath recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining discount was amortized from the issuance date through the conversion date.

In connection with the private placement of the Debentures, LightPath issued 150,000 Class J warrants to the placement agent, with terms identical to those issued to the Debenture holders. During the six months ended December 31, 1999, 150,000 shares of Class A common stock were issued upon exercise of all of the outstanding Class J warrants.

5. EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

In November 1999, the Company entered into a Directors Compensation Agreement, pursuant to which the Company's Chairman could elect to receive a stock grant if the closing price of the Company's Class A common stock exceeded certain targets during the term of the agreement. During the quarter ended March 31, 2000, the target prices defined in the agreement were reached resulting in a non-cash expense for stock based compensation which requires adjustment for changes in the market value of the Class A common stock. During the third quarter, the Company recognized a non-cash expense for stock based compensation of approximately $710,000, under the terms of the original agreement.

Subsequent to March 31, 2000, the Company modified the terms of the Directors Compensation Agreement whereby the terms of the agreement were fixed and determinable to remove variable plan accounting treatment (See Part II Item 5. Other Information). The Chairman received two nonqualified stock options to acquire 1 million and 500,000 shares each of Class A Common Stock with a ten-year term which vest on December 1, 2001. The exercise prices are $6 and $24 per share, respectively. By modifying the terms to fixed and determinable amounts, a non-cash expense of approximately $18 million will be amortized over the vesting period of the options. This will result in an estimated non-cash expense of approximately $2.7 million per quarter through December 2001.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENT - UNAUDITED

6. STOCKHOLDERS' EQUITY

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

The Company issued 545,038 shares of Class A common stock upon the conversion of the remaining 122 shares of Series A, Series B and Series C Preferred Stock during the six months ended December 31, 1999. During the third quarter 521,932 shares of Class A common stock were issued upon the conversion of 255 shares of Series F Preferred Stock. In addition, all of the Class K warrants and 78,000 of the Class L warrants were exercised for 567,600 shares of Class A common stock.

On January 11, 2000, the Company called all of its outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant was exercisable at a price of $6.50 for one share of Class A Common Stock and one Class B Warrant. As of March 31, 2000
substantially all of the outstanding 2.7 million Class A Warrants and approximately 2 million Class B Warrants were exercised for net proceeds of approximately $33 million.

                                                         Warrants
                                       -------------------------------------------
                                                     Class        Class                 Common        Unit
                                       Class        C, E, G      D, F, H                 Stock      Purchase
Shares Outstanding                     A & B         I & K        J & L      Other      Options      Options
                                     ---------        ------      ------    -------    ---------      ------
Outstanding at June 30, 1999         4,519,000       914,068     123,345          0    1,244,851     160,000
  Issuance of  warrants              2,697,664       916,950     275,000    281,250           --          --
  Conversions - equity              (4,684,004)   (1,392,371)    (50,008)        --           --          --
  Conversions - debt                        --      (427,350)   (150,000)        --           --          --
  Option grants                             --            --          --         --      273,981
  Exercise of options                  254,040            --          --         --     (327,858)   (145,165)
  Forfeitures                          (18,242)           --          --         --       (1,770)         --

Outstanding at March 31, 2000        2,768,458        11,297      47,000    281,250    1,189,204      14,835

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENT - UNAUDITED

7. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at March 31, 2000: Class A common stock options 1,189,204, private placement and other warrants 339,547, Class B warrants 2,768,458, IPO Unit Purchase Option to acquire 29,670 shares of Class A common stock and 29,670 Class B warrants, Class A shares issuable upon the conversion of Series F convertible preferred stock 328,875 (minimum of 316,258 shares based on the fixed conversion price at closing) and 4,017,760 shares issuable from the Class E redeemable common stock that is automatically converted into Class A common stock upon attainment of certain performance criteria. A premium ranging from 7 to 8 percent earned by the preferred shareholders of $56,000 and $38,018 increased the net loss applicable to common shareholders for the three months ended March 31, 2000 and 1999, respectively. A premium ranging from 7 to 8 percent earned by the preferred shareholders of $110,580 and $196,659 increased the net loss applicable to common shareholders for the nine months ended March
31, 2000 and 1999, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $958,042 and $2,094,562 for the three months and nine months ended March 31, 2000, respectively. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999 which has been fully recognized as of March 31, 2000.



                                      Three Months Ended March 31,             Nine Months Ended March 31,
                                 --------------------------------------    -----------------------------------
                                                                  Per
                                   Income          Shares        Share       Income        Shares     Per Share
                                 (Numerator)    (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                 -----------    -------------    ------    -----------  -------------   ------
2000
Net loss                         $(2,120,287)                             $ (4,093,244)
Less: Preferred Stock Premium        (56,000)                                 (110,580)
      Imputed dividend on
      Series F Preferred Stock      (958,042)                               (2,094,662)
                                 -----------                              ------------
BASIC AND DILUTED EPS
Net loss applicable to common
  shareholders                   $(3,134,329)    10,674,337     $ (.29)   $ (6,298,486)   7,550,091     $ (.83)

1999
Net loss                         $  (697,694)                             $ (2,572,983)
Less: Preferred Stock Premium        (38,018)                                 (196,659)
                                 -----------                              ------------
BASIC AND DILUTED EPS
Net loss applicable to common
  shareholders                   $  (735,712)     4,602,501     $ (.16)   $ (2,769,642)   4,091,651     $ (.68)

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENT - UNAUDITED

8. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represented 51% and 29% of total revenues of the Company, and Traditional Optics, which represented 49% and 71% of total revenues segments for the three and nine months, respectively, ended March 31, 2000, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of fiber collimators, fiber-optic switches and other related passive component products for the optoelectronics segment of the telecommunications industry while the traditional optics segment provides for the development and sale of GRADIUM glass in the form of lenses, blanks and receipt of development fees for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the three and nine months ended March 31, is shown in the following table. During fiscal 1999, the Company changed its primary marketing objectives from primarily traditional optics products to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena.

                                      Opto-      Traditional    Corporate
Segment Information                Electronics      Optics     and Other (1)     Total
-------------------                -----------      ------     -------------     -----
NINE MONTHS ENDED MARCH 31, 2000

Revenues (2)
                           2000   $   255,324       624,751             --    $   880,075
                           1999            --       736,898             --        736,898

Segment operating loss (3)
                           2000   $(1,170,516)     (560,065)    (2,279,859)   $(4,010,439)
                           1999      (927,138)     (226,199)    (1,131,749)    (2,285,086)

THREE MONTHS ENDED MARCH 31, 2000

Revenues (2)
                           2000   $   170,397       162,778             --    $   333,175
                           1999            --       291,601             --        291,601

Segment operating loss (3)
                           2000   $  (586,223)     (364,073)    (1,469,102)   $(2,419,398)
                           1999      (302,209)      (24,794)      (373,130)      (700,133)

Total Assets               2000   $ 1,600,574     1,662,849     43,380,560    $46,643,983

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, advances, prepaid expenses and unallocated property and equipment and the Company's investment in LightChip.
(2) There were no inter-segment sales during the three and nine months ended March 31, 2000 and 1999.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

                          LIGHTPATH TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENT - UNAUDITED

9. SUBSEQUENT EVENT

     On April 14, 2000 the Company  acquired Horizon  Photonics,  Inc. ("HPI") a
     California corporation which is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. On that date, LightPath acquired, for an aggregate purchase price of approximately $36.2 million, all of the outstanding shares of HPI for approximately 1.2 million shares of Class A common stock and $1 million cash. The Company also assumed approximately $250,000 of indebtedness of HPI, which was repaid upon closing of the transaction. The number of shares of Class A common stock issued to the former shareholders of HPI is subject to post closing adjustment based on the trading price of the Class A common stock over a specified time period. The transaction will be accounted for using the purchase method of accounting resulting in a significant amount of goodwill which will be amortized over the expected period of benefit. In addition, any in-process research and development acquired will be expensed at the time of the acquisition as required by generally accepted accounting principles. Both of these charges will appear in the fourth quarter results of the Company.

     On March 31, 2000, HPI had total assets of approximately $3 million. For the twelve months ended March 31, 2000, HPI had total revenue of approximately $1.4 million and a net loss of approximately $775,000.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("THE ACT") PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SIMILAR MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EARLY STAGES OF PRODUCT DEVELOPMENT, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN THE COMPANY'S REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("2000") COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999 ("1999")

     During the third quarter of fiscal 2000 the Company's optoelectronics and fiber telecommunications segment was bolstered by 1) receipt of approximately $38 million in proceeds from the exercise of warrants and options which are available to grow this segment, 2) product announcement of the Gen3 collimator which has the lowest documented insertion loss reported in these devices, 3) qualification by Avanex Corporation of our collimator products, and 4) the expansion of our telecom products to include isolators through the acquisition of privately held Horizon Photonics, Inc. ("HPI") completed on April 14, 2000. Substantially all of the remaining Class A Warrants and 2.6 million Class B Warrants, which were issued as part of the February 1996 IPO, were exercised for net proceeds of approximately $33 million during the quarter. In addition, another $5 million of net proceeds were received from the exercise of private placement warrants and stock options. The Company intends to use a portion of this capital to 1) expand our collimator production facility and staff in Albuquerque, 2) to open a facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system, 3) to increase the size of our current product and technology development team which continues to improve upon and expand our current telecom products built around the single mode fiber collimator, and 4) broaden the Company's telecom component offerings and automation base through additional strategic acquisitions and strategic alliances.

     The Company's internal focus has been on the sale and shipment of products and samples of LightPath's single-mode fiber collimator assembly (SMF assembly). The Company currently offers three telecom product levels: the collimating lens, a SMF assembly and a large-beam collimating assembly. The Company's Gen3 collimator, which is the next generation of the SMF products, has the lowest documented insertion loss reported to date in these devices. The Company produced and shipped telecom products totaling $170,397 during the quarter which represents a 225% increase from the second quarter. The Company continued with the fiberoptic, mechanical switch development process with a separate business unit of E-TEK, Kaifa Technology, which E-TEK acquired in July 1999. The Company is uncertain how the recent acquisition of E-TEK by JDS-Uniphase will impact this relationship. LightPath anticipates that the mechanical switch project will remain on schedule. At March 31, 2000 the Company had a backlog of $283,000 in telecom orders for all three of the Company's collimator products as compared to $202,000 at December 31, 1999.

     The Company has continued to move forward with a key telecom component OEM account. This customer has completed quality certifications and on-site visits during the reporting period. They have continued to order production volumes of the specific large beam collimator product which was designed to meet their needs for incorporation into a next generation optical networking product. This OEM account represents $108,000 or 22% of the total sales backlog. Avanex Corporation announced they have qualified the Company as a vendor for the collimator products. In addition, the Company expanded its strategic alliance with Hikari Glass Co., Ltd. to include products based on the Company's automated laser polishing and laser fusion processes. The Company believes this agreement will increase the Company's presence throughout Asia where Hikari has a strong marketing and sales presence.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The sales cycle of component products for acceptance by a telecom customer, is rigorous and consists of multiple steps. Therefore, all of the Company's products are subjected to Bellcore testing in addition to meeting the customer's specifications. The Company has sold products or sent samples of collimators to in excess of 100 actual or potential customers over the past twelve to fifteen months. After the products are qualified, some of these targeted customers purchase a larger quantity to perform additional testing. After successful testing and evaluation of the product, many customers then require some customization of the collimator. Finally the Company will receive a request for quotation on production size quantities prior to receiving manufacturing orders. This is the process the Company utilized to be qualified by Avanex Corporation. Sales orders from another OEM of $108,000 also reflects such a process, however, this amount represents the OEM's continuous reorder of the large beam collimator product. The Company believes that it will become a qualified vendor to this OEM and that the collimator product will be successfully incorporated into their production. The Company is also at various stages in this process with a number of customers.

     During the third quarter, the Company began acquisition talks with Horizon Photonics, Inc., due to their automated production of passive optical components and complimentary product line of isolators. The April 14, 2000 acquisition represents a purchase price of $36.2 million of which $1 million was paid in cash and the balance was exchanged for 1.2 million shares of Class A common stock (subject to post closing adjustments). Horizon currently has a $6 million sales backlog for its isolator products from Lucent Technologies, Inc. These products are expected to be supplied during the next twelve to eighteen months.

     During the third quarter of fiscal 2000, the majority of the Company's $162,778 in sales to the traditional optics segment were comprised of laser optic lenses. The Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. The Company's remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At March 31, 2000, the Company had a total backlog of $213,000 in lens products as compared to $148,000 at December 31, 1999.

     The Company's revenues totaled $333,175 for 2000, an increase of approximately $42,000 or 14% over 1999. The increase was primarily attributable to sales of telecom products offset by a reduction in product development/license fees. Sales during this period exceeded those occurring during any other quarter to date. At March 31, 2000, the Company's total backlog was $496,000 consisting of $283,000 for collimator sales and $213,000 for lens sales. Sales revenues from these orders will be recognized in future quarters as the products are shipped.

     In 2000, cost of sales was 43% of product sales, a decrease from 1999, when cost of sales was 50% of product sales. The decrease was primarily due to higher margins on telecom products and sales to traditional optics distributors during the quarter. It is anticipated that the Company's telecom products will continue to maintain a lower cost of sales than its traditional optics products. Additionally, with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs increased by $1,522,100 from 1999 to $2,232,574, primarily due to $779,437 non-cash charge for stock based compensation and $742,663 due to the increased personnel in sales, administration and manufacturing support. Research and development costs increased by $177,393 to $378,021 in 2000 versus 1999. The majority of development work consisted of expenses associated with the collimator assembly design, manufacturing process and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry.

     During the period, the Company invested heavily in additional personnel, equipment and facility assets. The Company's salaried staff doubled over the previous quarter and, an additional 17,000 square foot facility was leased in Albuquerque to house the manufacturing operation. Additionally, an engineering team was assembled which began construction of twenty additional laser fusion production stations. The Company expects the manufacturing building and production equipment to be completed by June 1, 2000. During this period while the production capacity was in a state of expansion, the Company implemented three shift production schedules in order to address the increasing sales backlog. The Company believes that the automated production capacity that is currently being put in place, will be sufficient for the Company's expected needs for the next fiscal year.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Investment income increased approximately $317,000 in 2000 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest and other expense was not significant in 2000 or 1999. The Company accounts for its investment in LightChip at historical cost, beginning in December 1999. The Company discontinued application of the equity method of accounting when its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to zero. As a result, the Company recognized LightChip losses of $0 for the 2000 quarter versus $10,324 in 1999.

     Net loss of $2,120,287 in 2000 was an increase of approximately $1.4 million from 1999 of which $780,000 relates to a noncash charge for stock based compensation and $743,000 was due to increased costs primarily in selling, general and administrative expense. These increased costs were partially offset by a $42,000 increase in total revenues and $317,000 increase in interest income and $10,000 in reduced losses by LightChip. Net loss applicable to common shareholders of $3,134,329 included an additional noncash charge of $958,042 for an imputed dividend and $56,000 attributable to the premium on the Company's outstanding preferred stock. Net loss per share of $.29 in 2000 was an increase of $.13 from the 1999 net loss per share due primarily to the increased expenses and preferred stock imputed dividend offset by the increase in weighted shares outstanding. The increase in the number of weighted shares outstanding for 2000 versus 1999 decreased the Net loss applicable to common shareholders by $.39. The 1999 net loss per share contains $38,018 attributable to the premium on the preferred stock.

NINE MONTHS ENDED MARCH 31, 2000 ("2000") COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1999 ("1999")

     During the first nine months of fiscal 2000, the Company's optoelectronics and fiber telecommunications segment was impacted by 1) receipt of approximately $42 million in proceeds from the exercise of warrants and options and the net financial investment of $4.7 million in July and November private placements which are available to grow this segment, 2) the November addition of Robert Ripp, former Chairman and CEO of AMP, Inc. whose business experience and knowledge of the telecommunications industry have been beneficial to the Company, 3) the enhancement of our Management team by the hiring of Stephen Barna, formerly of Lucent and AT&T, as VP Marketing & Sales, 4) continued record sales bookings which reflect customers such as Avanex Corp.'s qualification of our collimator lens and continued product enhancements such as the Gen3 collimator which has the lowest documented insertion loss reported to date in these devices, 5) the expansion of our telecom products through the acquisition of privately held Horizon Photonics, Inc. completed on April 14, 2000 and the increase in the Company's investment in LightChip by $1.6 million (December 1999 private placement investors included Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath). As the second quarter came to a close, the Company achieved a significant milestone by meeting the criteria to call the Class A Warrants which were issued as part of the February 1996 IPO. Substantially all of the Class A Warrants and 2.6 million Class B Warrants and various private placement warrants were exercised for net proceeds of approximately $38 million during the third quarter. The Company intends to use a portion of this capital to 1) expand the collimator production facility and staff in Albuquerque, 2) to open a facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system, 3) to increase the size of the Company's current product and technology development team which continues to improve upon and expand our current telecom products built around the single mode fiber collimator, and 4) broaden the Company's telecom component offerings and automation base through additional strategic acquisitions and strategic alliances.

     To date in fiscal 2000 the Company's optoelectronics and fiber telecommunications segment continued its efforts to 1) increase the sale of collimator assemblies and lenses and the distribution of collimator samples to potential customers for testing, 2) develop fiberoptic switches and 3) obtain patent protection for its proprietary telecommunications products and processes. The Company's internal focus continues to be on the sale and shipment of products and samples of LightPath's single-mode fiber collimator assembly (SMF assembly). The Company currently offers three telecom product levels, the collimating lens, a SMF assembly and a large-beam collimating assembly. The Company displayed all three of these products at industry trade shows in early calendar 1999 and the enhanced Gen3 collimator was displayed at the January 2000 Photonics West trade show. These shows allow the Company to deliver additional samples and to meet with potential customers to distribute information on the Company's products or to discuss test results from samples previously sent. Based on the results of the customers' testing and qualification of our collimating lens by Avanex Corp.,the Company believes higher-volume production orders will develop in the future. The Company anticipates such orders to be received in response to customer use that confirms the SMF assembly offers superior performance in the areas of back reflection and insertion loss at a

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


very competitive price. The Company's tests on the Gen3 collimator indicates it has the lowest documented insertion loss reported to date in these devices. The Company believes that its increased sales orders for the nine months reflect this positive feedback and customer qualification. Telecom product sales increased to $255,324 which is a 348% increase from the entire telecom revenues of $57,029 in fiscal 1999. In addition, the backlog for these products increased to $283,000 from $10,000 at June 30, 1999. The Company completed the installation of a clean room in its original manufacturing area to meet anticipated future customer demands. The Company, in response to the acceptance of its collimator product line by various customers, began an expansion of its manufacturing production capability. An additional 3,600 square feet of leased space adjacent to our original Albuquerque facility now houses the engineering, glass research and development projects. During January 2000, the Company also completed negotiations on an additional lease for more than 17,000 square feet of manufacturing space in the same vicinity of our existing facility and in this space we are currently adding additional clean rooms and manufacturing collimator production lines. In addition, the Company leased approximately 11,500 square feet at a facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system. The Company has continued the fiberoptic, mechanical switch development process with a separate business unit of E-TEK, Kaifa Technology, which E-TEK acquired in July 1999. The Company is uncertain how the recent acquisition of E-TEK by JPS-Uniphase will impact this relationship. LightPath anticipates that the mechanical switch project will remain on schedule. The Company believes these relationships will accelerate its planned introduction of fiberoptic mechanical switching products for the telecommunications market. In addition, the Company expanded its strategic alliance with Hikari Glass Co., Ltd. to include products based on the Company's automated laser polishing and laser fusion processes. The Company believes this agreement will increase our presence throughout Asia where Hikari has a strong marketing and sales presence. To date in 2000, the Company was been awarded five additional US patents and one foreign patent. Three of these patents relate to telecom products or processes, with the most significant being the proprietary process to fuse fibers directly to a larger optical component such as the collimator lens. One in process patent was terminated.

     The Company began acquisition talks with Horizon Photonics, Inc. in February 2000, due to our interest in their automated production of passive optical components and complimentary product lines of isolators. The April 14, 2000 acquisition represents a purchase price of $36.2 million of which $1 million was paid in cash and the balance was exchanged for 1.2 million shares of Class A common stock (subject to post closing adjustments). Horizon currently has a $6 million sales backlog for its isolator products from Lucent Technologies, Inc. These products are expected to be supplied during the next twelve to eighteen months.

     During the first nine months of fiscal 2000, the majority of the Company's sales to the traditional optics segment were comprised of laser optic lenses. Revenues of $624,751 for the nine month period included $125,000 in license fees and $42,423 in revenues for government funded subcontracts utilizing GRADIUM glass in optoelectronics applications. The Company and the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. The Company believes the relationship with Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. The Company's remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At March 31, 2000, the Company had a backlog of $213,000 as compared to $35,000 in lens products at June 30, 1999.

     The Company's revenues totaled $880,075 for 2000, an increase of approximately $143,000 or 19% over 1999. The increase was attributable to a 39% increase, or $199,000, in additional product sales, primarily for telecom products, offset by a $56,000 decrease in product development/license fees as the government subcontract has concluded. At March 31, 2000, the Company's total backlog was $496,000 consisting of $213,000 for lens sales, $283,000 for collimator sales as compared to June 30, 1999 backlog of $35,000 for lens sales, $10,000 for collimator sales and $100,000 for government project funding. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     In 2000, cost of sales was 47% of product sales, a decrease from 1999, when cost of sales was 58% of product sales. The decrease was primarily due to higher margins on telecom products and sales to traditional optics distributors during the quarter. It is anticipated that the Company's telecom products will continue to maintain a lower cost of sales than its traditional optics products. Additionally, with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs increased by $1.7 million from 1999 to $3,890,420, primarily due to $780,000 in a non-cash stock based compensation

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


charges and approximately $887,000 from increases in personnel in administration and manufacturing support. Research and development costs increased by approximately $166,000 to $668,286 in 2000 versus 1999. The majority of development work consisted of expenses associated with the collimator assembly design and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry.

     Investment income increased approximately $301,000 in 2000 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. In July 1999, the Company issued $1 million aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. The Company recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock. Interest expense was not significant in 1999. The Company accounts for its investment in LightChip under the cost method as of December 1999. The Company discontinued application of the equity method of accounting when its pro-rata share of LightChip's losses (approximately 15% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to zero. As a result, the Company recognized LightChip total losses of $0 in 2000 versus $361,671 in 1999.

     Net loss of $4,093,244 in 2000 was an increase of approximately $1.5 million from 1999 of which $780,000 relates to non-cash stock based compensation charges and $458,000 from the recognition of charges associated with the debenture issuance and interest expense, $922,000 increase in cost of sales and operating costs primarily in selling, general and administrative expense and $166,000 increase in research and development costs. These increased costs were partially offset by the $143,000 increase in total revenues, $301,000 increase in interest income and the $362,000 reduction of the Company's share of LightChip's loss. Net loss applicable to common shareholders of $6,298,486 included an additional charge of $2,094,662 for the imputed dividend and $110,580 attributable to the premium on the Company's outstanding preferred stock. Net loss per share of $.83 in the first nine months of fiscal year 2000 was $.15 more than the 1999 net loss per share of $.68. Net loss per share was decreased due to the preferred stock dividend, however, the decrease was offset by an increase in the number of weighted shares outstanding for 2000 versus 1999. The 1999 net loss per share contains $196,659 attributable to the premium on the preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL RESOURCES AND LIQUIDITY

     LightPath financed its initial operations through private placements of equity and debt until February 1996 when its initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, the Company completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. In July 1999 the Company issued convertible debentures with warrants resulting in net proceeds of approximately $893,000. In September 1999 all of the debentures were converted to shares of common stock and all of the associated warrants were exercised resulting in additional net proceeds of $940,000. In November 1999 the Company issued 408 shares of its Series F Convertible Preferred Stock and warrants in a private placement. Net proceeds from the private placement were approximately $3.9 million. Since June 30, 1999, the Company has also received net proceeds of approximately $42 million from the exercise of options and warrants issued at the initial public offering or in connection with private placements.

     Cash used in operations for the first nine months of fiscal 2000 totaled approximately $2.7 million, a increase of approximately $523,000 from fiscal 1999, due primarily to increased sales and administrative costs. The Company expects to continue to incur net losses until such time, if ever, as it obtains market acceptance for its products at sale prices and volumes which provide adequate gross revenues to offset its operating costs. During fiscal 2000, the Company has expended approximately $1.4 million for capital equipment and patent protection and has outstanding commitments to expend an additional $1.2 million in the fourth quarter. The majority of the capital expenditures during the year were related to the development of its clean room and equipment used to expand the Company's manufacturing facilities for collimator production. In October 1999, the Company funded the remaining $570,000 of its commitment to LightChip upon completion of the product development requirements in the September 1998 agreement. In addition, the Company funded $1 million for LightChip preferred stock in December 1999 at which time LightChip issued $16 million of preferred stock in a private placement. In April 2000, the Company acquired Horizon Photonics, Inc. "HPI" a California corporation for an aggregate purchase price of approximately $36.2 million. On that date, the Company acquired all of the outstanding shares of HPI for approximately 1.2 million shares of Class A common stock (subject to post closing adjustment) and $1 million cash. The Company also assumed approximately $250,000 of indebtedness of HPI, which was repaid upon closing of the transaction. The cash portion of the purchase price was provided from working capital. The Company has committed approximately $3 million to fund HPI capital expenditures for expansion of HPI's manufacturing facilities during the next twelve months.

     Projected product sales as well as the proceeds from the July 1999 sale of 6% Convertible Debentures and related warrants exercised will be used for working capital for fiscal 2000. Proceeds from the November 1999 issuance of Series F Convertible Preferred Stock of approximately $3.9 million will be used to expand collimator production, development of the optical switch and working capital. Proceeds of $42 million were received from the exercise of options and the Class A, Class B and various private placement warrants in the second and third quarters of fiscal 2000. The proceeds will be used for working capital, expansion of the Albuquerque facility in terms of both capital equipment and leased facilities and the addition of a leased facility in New Jersey. The Company's ability to generate future sales will depend on the SMF assembly, collimating lenses and GRADIUM glass becoming commercially accepted at levels sufficient to sustain its operations. There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. The Company may also be required to alter its business plan in the event of delays for commercial production orders or unanticipated expenses. The Company currently has no credit facility with a bank or other financial institution. There also can be no assurance that any additional financing will be available if needed, or, if available, will be on terms acceptable to the Company. Any commercial financing obtained by the Company in the future is likely to impose certain financial and other restrictive covenants upon the Company and result in additional interest expense. Further, any issuance of additional equity or debt securities could result in further dilution to the Company's existing investors.

INFLATION; SEASONALITY

     The Company has not been significantly impacted by inflation in 2000 due to the nature of its product components. The Company does not believe that seasonal factors will have a significant impact on its business.

                          LIGHTPATH TECHNOLOGIES, INC.
                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company's Board of Directors authorized its Litigation Committee to commence a class action lawsuit in the Chancery Court of Delaware, New Castle County (LightPath Technologies, Inc., Plaintiff, vs. Louis G. Leeburg, et al., Defendants, C.A. No. 1802/NC). The action, filed on May 2, 2000, seeks a declaratory judgment with respect to the right of the Company to redeem its Classes E-1, E-2 and E-3 Common Stock on September 30, 2000 for $.0001 per share, the right of such shareholders to vote at the Company's Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock.

     The Company is also involved in various legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending or asserted against or involving the Company the outcome of which is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 5, 1999 Robert Ripp entered into an agreement to purchase 62,500 shares of LightPath Class A Common Stock for $4.00 per share in connection with his election to serve as Chairman of the Board of Directors. Mr. Ripp also received warrants to purchase up to 281,250 Class A Common Stock at $6.00 per share at any time through November 10, 2009. These shares were registered on a Form S-3 that became effective on January 18, 2000.

     On January 11, 2000, the Company called all of its outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant was exercisable at a price of $6.50 for one share of Class A Common Stock and one Class B Warrant. As of March 31, 2000 substantially all of the outstanding 2.7 million Class A Warrants and approximately 2 million Class B Warrants were exercised for net proceeds of approximately $33 million.

     On April 17, 2000 the Company announced it will call its outstanding Class B warrants by May 15, 2000 for redemption on June 13, 2000 at the redemption price of $.05 per Class B Warrant. If all 2,768,458 Class B Warrants outstanding on March 31, 2000 are exercised for cash, 2,768,458 shares of Class A Common Stock will be issued and the Company will receive net proceeds estimated at $23 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 11, 1999 Robert Ripp was elected to serve as Chairman of the Board of Directors effective immediately. Mr. Ripp was previously the Chairman and Chief Executive Officer of AMP, Inc. Mr. Ripp replaces Lou Leeburg, who will remain a Director of the Company. The Company and Mr. Ripp have agreed that Mr. Ripp would assist the Company in a number of areas which include: the restructure of the Company's balance sheet, provide input and guidance on our strategic direction, monitor operation performance, and assistance with investor relations and business development matters. The Company was and continues to be anxious to have Mr. Ripp assist the Company to accelerate the deployment of the Company's technology to enhance shareholder value including the potential sale of the Company.

                          LIGHTPATH TECHNOLOGIES, INC.

A key objective for Mr. Ripp is to participate in the potential of LightPath by becoming a significant stakeholder as the Company works to maximize shareholder value. In addition to Mr. Ripp's investment in Class A common stock and warrants, the parties agreed to a contract with an incentive bonus arrangement that would provide compensation to Mr. Ripp if certain market capitalization was realized. At that time the Company had approximately 7 million shares outstanding. One clause in the contract specifies he would receive a 10% cash bonus (subject to certain conditions) upon a sale or merger of the Company for a value in excess of $250 million by December 2001. In connection with the bonus, a substitution clause specified that if the Company was not sold or merged by December 2001 or the stock price traded above certain thresholds for a stated period, he would receive additional Company stock. The Company recognized that a non-cash compensation charge would be incurred to reflect this expense, however, it was anticipated that such a charge would occur much later.

Shortly after the contract was signed, the stock price increased and the subsequent redemption of the Class A warrants caused the market capitalization to exceed the threshold levels. The Company asked Mr. Ripp to consider restructuring this agreement in light of new developments. The Company and Mr. Ripp believe it is in the best interest of shareholders not to have the operating results impacted by potentially volatile swings caused by variable accounting treatment of the potential compensation expense resulting from the portion of Mr. Ripp's original contract that allows him to receive additional shares in substitution for the sale bonus clause.

The Company and Mr. Ripp have agreed to amend the original  contract as follows:
1) remove the substitution clause and replace it with a fixed option agreement that will eliminate the potential for fluctuations in future compensation charges, and 2) fix the number of shares to be used to determine market capitalization for the bonus to a maximum of 24 million shares and decrease the bonus from 10% to 3.25% upon a sale or merger of the Company for a value in excess of $250 million by December 2001. On April 12, 2000, the Company granted Mr. Ripp two nonqualified stock options that vest on December 2001 and will have a term of ten years. The first grant is for one million shares of Class A Common Stock at $6 per share and the second is for 500,000 shares of Class A Common Stock at $24 per share. The Company will incur a non-cash charge of approximately $18 million for stock based compensation which will be amortized over the vesting period, April 2000 through December 2001. This will result in a non-cash charge of approximately $2.7 million per quarter for each quarter through December 2001. These changes to the original contract reduced the total stock based compensation charge as of April 12, 2000 and provides for less dilution to the shareholders.

Effective April 6, 2000 James Wimbush resigned as a director of the Company due to professional and personal commitments. The Board of Directors agreed to accelerate the vesting of options to purchase approximately 18,000 shares of Class A common stock held by Mr. Wimbush on April 12, 2000.

On March 9, 2000, the Company filed an application to qualify the Class A Common Stock for listing on the Nasdaq National Market. The Class A Common Stock is currently listed on the Nasdaq SmallCap Market. Although the Company believes it currently meets the published quantitative criteria for initial listing of the Class A Common Stock on the Nasdaq National Market, there can be no assurance that the Company will continue to meet such initial listing criteria or that the Company's application will be approved. If the Company's listing application is approved, there can be no assurance that the Company will continue to meet the ongoing listing requirements of the Nasdaq National Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 27 - Financial Data Schedule (1)

     ----------
       1.  Filed herewith

     b) Reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2000: None

                          LIGHTPATH TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                        LIGHTPATH TECHNOLOGIES, INC.



                                        By: /s/ Donald Lawson       May 12, 2000
                                            ------------------------------------
                                            Donald Lawson               Date
                                            Chief Executive Officer
                                       20