Form 10KSB
period 2000-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2000-08-31
CIK 889971

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended June 30, 2000

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

                              http://www.light.net

                                 (505) 342-1100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's operating revenue for its most recent fiscal year. $2,266,264

     The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the Nasdaq National Market, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $670,278,050 on August 7, 2000.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

CLASS                                              OUTSTANDING AT AUGUST 7, 2000
-----                                              -----------------------------
Common Stock, Class A, $.01 par value                    18,219,442 shares
Common Stock, Class E-1, $.01 par value                   1,508,267 shares
Common Stock, Class E-2, $.01 par value                   1,508,267 shares
Common Stock, Class E-3, $.01 par value                   1,005,503 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

     Item                                                                   Page
     ----                                                                   ----
PART I

     Description of Business                                                   2
     Description of Property                                                  15
     Legal Proceedings                                                        16
     Submission of Matters to a Vote of Security Holders                      16

PART II

     Market for Common Equity and Related Stockholder Matters                 17
     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              19
     Financial Statements                                                     23
     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               23

PART III

     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act                      24
     Executive Compensation                                                   26
     Security Ownership of Certain Beneficial Owners and Management           26
     Certain Relationships and Related Transactions                           26
     Exhibits and Reports on Form 8-K                                         27

INDEX TO FINANCIAL STATEMENTS                                                F-1

SIGNATURES                                                                    28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership (the "Partnership"), formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation ("ISOTEC"), organized in 1985.

     From our inception in 1985 until June 1996, we were classified as a development stage enterprise that engaged in basic research and development. Our initial objective in 1985 was to improve solar energy technology by creating an optical material that could efficiently bend light from varying angles in order to track the path of the sun across the sky. During this stage, we believe that most of our product sales were to persons evaluating the commercial application of GRADIUM glass (SEE - PRODUCTS: GRADIUM) or using the products for research and development. In 1987, we realized that our early discoveries had much broader application, and we expanded our focus to imaging optics applications.

     During fiscal year 1997, our operational focus began to shift to product development and sales. We completed numerous prototypes for production orders and received catalog sales of standard lens profiles. We also began to offer standard, computer-based profiles of GRADIUM glass that engineers use for product design.

     In June 1997, we announced we had joined with Invention Machine Corporation to form a joint venture company, LightChip, to develop, manufacture and market the next generation of wavelength division multiplexing ("WDM") systems for use by telecommunication carriers, CATV companies, local area networks and wide area networks system integrators. WDM systems are needed by the telecommunications industry to increase bandwidth by serving as data "traffic cops" by combining multiple light streams from individual transmissions onto a single optical fiber. We formed LightChip in order to serve the growing WDM market, which some industry analysts have predicted to grow from $100 million in revenues in 1995 to $12 billion by 2005. Since 1998, LightChip has received $890,000 in seed funding, issued $6.5 million of convertible preferred stock to AT&T Ventures and LightPath and issued $16 million in another private placement completed in December 1999 which included Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath as investors. Our current ownership of LightChip is approximately 12.4% based on our investment in LightChip voting preferred stock (18% of preferred and common stock).

     During the first year of the joint venture, Invention Machine Corporation provided their proprietary invention and engineering methodology software while we provided GRADIUM glass technology and research and development capabilities to LightChip. LightChip has successfully demonstrated a WDM model and currently has prototypes available. They anticipate product sales will begin in calendar 2001. We licensed the use of GRADIUM glass to LightChip. We anticipate minimal, if any, short-term revenue from LightChip. The value of our investment in LightChip could increase in the future to the extent, if any, LightChip is able to successfully market its core WDM products, although there can be no assurances in this regard.

     During fiscal 1998, sales of lenses to the traditional optics market continued with significant increases in sales of lenses used in the YAG laser market, catalog and distributor sales and lenses used in the wafer inspection markets. In fiscal year 1998, we also began to explore the development of products for emerging markets such as optoelectronics, photonics and solar due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. In 1998, the resolution of packaging and alignment issues along with advances made by LightChip with WDM equipment, led us to develop a strategy to enter the telecom components market. This strategy is built around automated production of the telcom components using laser fusion and fiber attachment techniques we have developed. During 1998, we organized internally and realigned our marketing efforts with the purpose of expanding our focus to include the optoelectronics and fiber telecommunications markets in addition to the traditional optics market. See "Sales and Marketing - Optoelectronics and Fiber Telecommunications".

     On April 14, 2000, we acquired Horizon Photonics, Inc. ("Horizon"), a California corporation originally founded in July 1997. Horizon is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. We acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A Common Stock and $1 million in cash (an aggregate purchase price of approximately $36.2 million). Horizon manufactures isolator products at their Walnut, California facility.

PRODUCTS

     We manufacture and sell three types of products: (i) GRADIUM glass products, (ii) collimators, and (iii) isolators. GRADIUM glass is an optical quality glass material with varying refractive indices. Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber. An isolator is used to prevent the backward propagation of optical signals that can degrade transmitter and amplifier performance. Collimators and isolators and other optical components are used throughout fiber optic systems including wavelength division multiplexing ("WDM") equipment. WDM systems are used by the telecommunications industry to increase bandwidth by combining multiple light streams from individual transmissions onto a single optical fiber. We are also planning to develop other products related to the optoelectronics and telecommunications industry through licenses and relationships with other manufacturers. SEE "CURRENT FOCUS ON PRODUCTS" BELOW.

                                     GRADIUM

     GRADIUM glass is an optical quality glass material with varying refractive indices, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element conventional lens systems. We believe that GRADIUM glass lenses provide advantages over conventional lenses for certain applications. By reducing optical aberrations and the number of lenses in an optical system, we believe that GRADIUM glass can provide more efficient light transmission and greater brightness, lower production costs, and a simpler, smaller product. While we believe that other researchers have sought to automate production of passive optical components and to produce optical quality lens material with the properties of GRADIUM glass, we are not aware of any other person or firm that has developed a repeatable manufacturing process comparable to our abilities or with the ability to produce such material on a prescribable basis.

                                   COLLIMATORS

     We offer three product levels of collimators:

     *    collimating lenses;

     *    single mode fiber collimator assemblies ("SMF Assembly"); and

     *    large-beam collimator assemblies.

     COLLIMATING LENSES

     We offer two types of lenses for use in telecommunication applications: TL and GPX-series. Our TL-series lenses are 1.8 mm diameter collimating, rod lenses and are available in 0.18, 0.23 and 0.25 pitch-equivalent lenses. These lenses have an optional angles facet to control back reflection and for ease of assembly. Our TL-series lenses provide a high degree of collimation, design customization, have tight piece to piece control and are more compact then competing radial-gradient lenses. Customized TL-series lenses with larger diameters can provide beam diameters greater than 2 mm. Our GPX series lenses are available in a wide variety of sizes and focal lengths. These lenses provide superior aberration control and are easily customized. They are sold separately for assembly into customers components and are also incorporated into our large beam collimator. These GRADIUM collimating lenses can replace homogeneous lenses with immediate improvements in performance, repeatability and cost.

     SMF ASSEMBLY

     We demonstrated our first passive optoelectronic product, a single mode fiber collimator assembly ("SMF Assembly") in February 1998. Our SMF Assembly offers high quality performance in the areas of back reflection and insertion loss. It is also more compact and we believe it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. The SMF Assembly is a key element in all fiber optic systems, including WDM equipment. The SMF Assembly straightens and makes parallel, diverging light as it exits a fiber. Our newly designed SMF Assembly is approximately 50-60% smaller than the existing industry collimator, provides superior performance in back reflection and insertion loss and can withstand 10 watts of optical power. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber.

     GEN3 COLLIMATOR

     In fiscal 2000 we released our advanced collimator assembly called the Gen3. Our tests on the Gen3 collimator indicate it has the lowest documented insertion loss reported to date in these devices.

                                    ISOLATORS

     Horizon has developed a family of products that utilize a proprietary micro-fixture design and robotic platform process. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. Horizon's platform is capable of producing products such as isolators, gain flatteners, attenuators, filter assemblies, and other volume-oriented optic assemblies to the WDM market. Horizon is currently manufacturing a qualified family of free-space, laminate and contract-specific isolators, and is developing a series of products based on its micro-collimator technology.

     Horizon's core competency is the optical isolator. An isolator is used to prevent the backward propagation of optical signals that can degrade transmitter and amplifier performance. Horizon has developed and qualified an automated platform process that avoids the traditional pitfalls of producing optical isolators. Applicable to a variety of passive optical components, Horizon's automated platform process has proven to be an efficient and low cost method for manufacturing isolators without machining tiny metal fixtures and without utilizing a significant level of manual labor. Horizon believes it has a competitive advantage for a certain segment of OEM business, especially as it relates to isolator products, since its proprietary platform allows Horizon to produce unique designs at competitive prices in a flexible, automated process. Horizon has filed two patent applications and a foreign application is pending related to its production techniques. To date, Horizon's family of isolator products includes free-space, laminate, and OEM-specific versions.

                            CURRENT FOCUS ON PRODUCTS

     The current focus of our development efforts has been to develop new products based on our optical and automation platforms in the areas of fiberoptic opto-mechanical switches, isolators, multiplexers, interconnects and cross-connects for use in the telecommunications field as well as new GRADIUM glass materials to be used in various telecom applications.

     We have most recently developed a process utilizing high powered lasers for fusion, splicing and polishing of optical material to include optical fiber. We were issued a patent for this process in fiscal year 2000. Our original process patent is for producing an optical quality material, GRADIUM glass, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular or "radial"). The GRADIUM glass designated curve is achieved by the controlled combination of multiple glass molecule densities. We have developed a set of proprietary software design tools so that the light upon leaving the glass can be precisely modeled. GRADIUM glass lenses can be produced across a large diameter range (currently 1mm-100mm). Growth in our manufacturing capabilities has led to improved yield and automation, advancing our goal of producing competitively priced optoelectronic and GRADIUM glass products.

     In addition, we utilize other optical materials and specialized optical packaging concepts to manipulate light and perform research and development for optical solutions in the fiber telecommunications and traditional optics markets.

     SWITCHES

     In the Spring of 2000, we introduced the 1XN opto-mechanical switch based upon a patent licensed from Herzel Laor. As the product design is finalized and production begins, more information will be made available. We are is also working on technologies that can be applied to NxN switches.

     Optical cross-connects, which perform high speed wavelength routing, switching and conversion functions in an optical network, are products that we intend to focus on in the future. We believe our material processing expertise will be key to the development of optical cross-connect products that overcome the cost and performance challenges of current technology. Today, switching is primarily performed electronically; however, several non-optical switches have recently been announced. To our knowledge, all of these devices are still under development.

BUSINESS STRATEGY

     During 1998, we organized our internal organization and marketing focus with the intended purpose of serving two separate markets: (1) optoelectronics and fiber telecommunications, and (2) traditional optics (e.g. lasers, medical equipment, consumer optics, etc.). We continue to focus on these two markets. We believe that GRADIUM glass and other optical materials can potentially be marketed for use in many optics and optoelectronics products.

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     Optoelectronics technologies consist of an overlap of photonics and electronics and are key enablers of "Information Age" technologies, such as fiber optic communications, optical data storage, laser printers, digital imaging, and sensors for machine vision and environmental monitoring. The telecom/datacom networks are facing explosive growth. The dramatic rise of the Internet, office automation, videoconferencing, local and wide area networking, and remote access telecommunications has fueled the demand for more and more network capacity in both long-haul telecommunications and cable television networks.

     Given the inherently faster speed of light signals in fiber-optic networks and their immunity from electromagnetic interference, fiber-optic systems are replacing existing copper wire networks for long-haul (more than 600 kilometers) telecommunications networks. Cable television networks are also shifting to fiber-optic solutions for the distribution of signals from the broadcast station to the local cable distribution hubs. Today, fiber-optic cable is the primary medium for long-haul telecommunications and cable television networks and is making inroads to replace copper in the shorter distance "metro loops" that serve larger metropolitan and other public networks with transmission distances of less than 100 kilometers. By the beginning of 1999, over 44 million kilometers of fiber was installed throughout the world, and analysts estimate that this figure will grow to 67 million kilometers by the year 2001. (Kessler Marketing Intelligence). Ryan Hankin & Kent forecasts that the optical components segment will grow at an annual rate of more than 50% from $1.4 billion in 1999 to nearly $ 7 billion in 2003.

     COLLIMATORS

     Prior to 1998, we targeted various optoelectronic industry market niches as potential purchasers of our GRADIUM glass products. During 1998, we began the development of products for the emerging optoelectronics markets, specifically in the areas of fiber telecommunications. With our resolution of packaging and alignment issues we demonstrated our first passive optoelectronic product, the SMF Assembly, in 1998. This product is manufactured with automated production techniques we have developed which utilize laser fusion and fiber attachment. During 1999 and 2000, we have expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low cost products and provide solutions to meet their telecom-related collimator needs.

     ISOLATORS AND WDM SYSTEMS

     The demand for increased bandwidth in fiber-optic networks has led to the widespread use of a once-theoretical method for transmitting multiple signals at slightly different wavelengths through a single fiber to achieve efficient use of fiber capacity. This technique, known as wavelength division multiplexing, or WDM, requires separate source lasers transmitting slightly different wavelengths for each signal or "channel" and more complex modulators and optical amplifiers to control and amplify the signal in the network. WDM systems, originally developed for eight separate channels in 1996, are currently being designed to carry as many as 128 separate channels with 0.4 of a nanometer in differentiation between wavelengths. In theory, a single pair of optical fibers can carry more than 10 terabits of information per second, which is roughly equivalent to 156 million voice channels or 500,000 simultaneous two-way HDTV channels. Through Horizon and LightChip, we have positioned ourselves with products that are used within WDM systems

     With our April 14, 2000 acquisition of Horizon, we acquired an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. Horizon believes its primary strength is the design of optical subassemblies for automation. Horizon's team has a comprehensive background in the field of fiber optics, taking research efforts "off the bench" and into manufacturing. Drawing upon years of experience in automation, optoelectronic package design and testing, and a multitude of technical disciplines, Horizon has demonstrated novel solutions for today's WDM design and processing challenges. By targeting product families and creating common platforms for each, Horizon can rapidly tailor variations within a family, as the customer demands, and without major process or tooling changes. This philosophy is evident in their proprietary micro-fixture design and automated platform manufacturing process. This platform allows robots to mount micro-optics in small transferable fixtures that can be processed at various levels and converted into a variety of finished products. Horizon believes it has a competitive advantage for a certain segment of OEM business, especially as it relates to isolator products, since its proprietary platform allows Horizon to produce unique designs at competitive prices in a flexible, automated process.

     SWITCHES

     In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. On April 27, 1999, we signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology located in San Jose, California. In fiscal 2000, we continued the fiberoptic, mechanical switch development process with a separate business unit of E-TEK, Kaifa Technology, which E-TEK acquired in July 1999. Although we are uncertain how the recent acquisition of E-TEK by JDS Uniphase Corporation will impact this relationship, we anticipate that the mechanical switch project will remain on schedule. We believe these agreements will accelerate our planned introduction of fiberoptic mechanical switching products for the telecommunications market. The new products, for which patent applications have been filed, were displayed at a March 2000 trade show and we expect to enter into field trials by the end of calendar 2000. Industry sources have estimated that the current annual market for sales of mechanical switches is approximately $100 million.

     OTHER PRODUCTS

     We have worked under a joint development agreement with an OEM to incorporate GRADIUM lenses into the new photonics market segment of point-to-point free space communications optics. These products are used in laser-to-laser communications to expand the bandwidth of local area networks and wide area networks and satellite-to-satellite communications. We have received orders from several customers for these unique optics and will continue to explore opportunities within this photonics market. We are currently developing additional optoelectronics products based on our proprietary technologies. Key strategic alliances with technology and marketing partners to design, build and sell next generation integrated components and devices may be considered in the future. However, we do not currently have any agreements, other than those discussed above, to enter into any strategic alliances for this purpose.

TRADITIONAL OPTICS

     LASER MARKETS FOR GRADIUM LENSES

     We initially emphasized laser products because we believed GRADIUM lenses could have a substantial immediate commercial impact in laser products with a relatively small initial investment. The majority of the increase from sales of lenses is due to optics used by YAG lasers. Generally, optical designers can substitute our standard GRADIUM glass components for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, we believe, and customers test results confirm, that GRADIUM glass has the ability to improve the current standard of laser performance. In 1998, our distributors, Permanova Lasersystems AB of Sweden, completed a lengthy trial and testing period on GRADIUM YAG lenses which they qualified into systems produced by Rofin-Sinar GmbH, a major OEM manufacturer of high-powered CO2 and YAG lasers, headquartered in Germany.

     Our growth strategy is to increase our emphasis on key laser market niches and establish the necessary products and partnership alliances to sell into Europe and Asia as well as the U.S. market. During fiscal 1999, LightPath and Rodenstock Prazisionsoptik GmbH (Rodenstock) executed an agreement to transfer to Rodenstock the exclusive, application-related utilization and distribution of GRADIUM lenses throughout Europe. The agreement was for an initial five-year period. Rodenstock sold their precision optics division to Linos AG, a pioneer in the field of photonics, in June 2000. We believe our agreement and relationships will continue to grow under the Linos AG/Rodenstock alliance. We also have established relationships with eight additional foreign distributors.

     ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS")

     In addition to laser applications, through our printed and Internet on-line catalog, we offer a standard line of GRADIUM glass lenses for broad-based sales to optical designers developing particular systems for OEMs or in-house products. Because complex systems contain many optical components, and GRADIUM glass lenses can be utilized to reduce the number of lens elements in such systems, we believe that GRADIUM glass lenses can simplify the design and improve the performance of complex optical systems. However, design and production of an optical product is a lengthy process, and it could take years for producers to redesign complex optical systems using GRADIUM glass, reconfigure the product housing, re-engineer the assembly process and commence commercial quantity orders for GRADIUM glass components. Accordingly, we intend to focus our long-term marketing efforts on emerging industries, such as optoelectronics and fiber telecommunications that are designing for next-generation optical systems, and performance driven industries that are seeking to optimize performance of existing optical products.

     We believe OEM relationships may improve our ability to develop more sophisticated technology development methods and products, although there can be no assurances in this regard. Such OEM relationships have been utilized in the development of prototype lenses for manufacturers of endoscopes and wafer chip inspection equipment. We will evaluate future OEM projects based on a number of factors, including our assessment of the OEM's ability to fund the design effort for the project and expected impact upon future sales.

SALES AND MARKETING

     ACCORDING TO THE MITRE ECONOMIC ANALYSIS REPORT, THE ANNUAL MARKET FOR ALL TELECOM COMPONENTS, EXCLUDING OPTICAL FIBER, IS CURRENTLY OVER $12 BILLION AND WILL GROW TO $22 BILLION BY 2005. RYAN HANKIN & KENT FORECASTS THAT THE OPTICAL COMPONENTS SEGMENT ALONE WILL GROW AT AN ANNUAL RATE OF MORE THAN 50% FROM $1.4 BILLION IN 1999 TO NEARLY $ 7 BILLION IN 2003.

     Extensive   product  diversity  and  varying  levels  of  product  maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). Emerging technology markets require optics for bandwidth expansion and data transfer improvement in the drive to achieve an all optical network. As a result, the market for our products is highly segmented and no single marketing approach will allow us to access all available market segments.

     Since fiscal 1998, our primary marketing objective has been the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena. The narrowing of our product focus was in response to the opportunities in the emerging optoelectronics market where we believe we have key advantages and our success in sales of laser based products. We believe our key advantages are:

*    we have developed packaging solutions for optoelectronic products;

* we have been able to develop patentable processes with optical materials that provide product solutions; and

*    through automation, we have developed low cost production techniques.

Combining these elements, we believe we have the opportunity to enter into key optical telecommunications markets with products that are enabling and cost effective. Although the same design constraints and technological shortcomings of conventional optical technology and materials restrict all optical products, we believe that our proprietary manufacturing processes, as well as the high quality associated with GRADIUM glass, results in a competitive advantage over other glass products currently available in our targeted markets. In addition, with our acquisition of Horizon, we have added to our line of passive optical components while maintaining our emphasis on low cost production from automation.

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     In order to be more accessible to potential customers we have divided our sales staff into the following territorial areas because of their high concentrations of telecom users:

     *    California
     *    New Mexico
     *    Texas
     *    New Jersey

In addition, we have formalized relationships with eight industrial, optoelectronics and medical component distributors located in foreign countries to assist in distribution of telecom products outside the United States. Because the optics industry is highly fragmented, we utilize distributors and our Internet site (www.light.net) as vehicles for broader promotion of our telecom products. We have placed, and will continue to place, print media advertisements in various trade magazines and will participate in appropriate domestic and foreign trade shows.

     The target market for our current products is concentrated within several industry experts such as Lucent Technologies, Inc., Corning, Inc., JDS Uniphase Corporation and ALCOA Fujikura. The lens and SMF Assembly are used in free space applications where coupling to an optical fiber is required. We are developing these initial products into families of products as variations are made to meet specific customer requirements. Our focus will be on the SMF Assembly as we believe that the SMF Assembly will replace collimating lens sales. Since many of our targeted customers currently assemble their own collimators, our sales approach will be to highlight the SMF Assembly price/performance ratio (value) and compare that to the customer's internal costs plus their lost opportunity cost.

     Telecom product sales for fiscal years 2000 and 1999 were $1,497,911 and $57,029 respectively, primarily generated by targeting our sales efforts on collimators and isolators, entry level products currently used by the telecommunications industry. Our major telecom customers in fiscal 2000 included Lucent Technologies, Inc., Corning, Inc. and Avanex Corp.

     Horizon's current marketing plan for isolators targets niche players in the telecom/datacom markets with huge volume potential for the next decade.
Specifically, Horizon is focusing on the following market segments: (i) WDM long-haul system manufacturers, (ii) cable television carrier system manufacturers, (iii) "metro loop" system manufacturers, and (iv) Fiber Channel/Gigabit Ethernet system manufacturers. Horizon's current core competency is the optical isolator. Horizon's largest customer, with sales of approximately $900,000 in fiscal 2000, was Lucent Technologies, Inc. In addition, Horizon has developed a platform for polarization independent isolators. Currently, this platform is being qualified to support an OEM isolator package for high volume production.

     In addition to its core isolator business, Horizon is fielding numerous requests for manufacturing services related to collimating packages. Generally, these inquiries are coming from producers of next generation switches, MEMS and other optical devices that need assistance with packaging and volume production. Horizon's development team is focusing efforts on a "micro-collimator" assembly to target this potential business. Analysts expect global sales of WDM optical components to continue at a 27% annual growth rate to reach $10 billion in 2002 (ElectroniCast; Cruttenden Roth).

     STRATEGIC ALLIANCES

          *    WDM MODEL AND DWDM PROTOTYPES

     Since fiscal 1997, we have entered into strategic alliances with other companies in an effort to quickly enter into the optoelectronics markets. For example, we currently own approximately 12.4% of the voting preferred stock of LightChip. LightChip has successfully demonstrated a WDM model and DWDM prototypes. LightChip anticipates that product sales will begin in calendar 2001. We licensed the use of GRADIUM glass, as well as any newly developed intellectual property, in the field of fiber-optic communication systems, components and devices to LightChip. We have retained the rights to the specific areas of fiber collimators, isolators, amplifiers, circulators, couplers, splitters and fiber-optic switches.

          *    SWITCHES

     In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. On April 27, 1999, we signed a joint assembly and distribution agreement for the 2X2 and 1XN fiberoptic mechanical switches with Kaifa Technology, located in San Jose, California. In July 1999, Kaifa was acquired by E-TEK Dynamics, a leader in optoelectronic components for the telecommunications industry. Although we are uncertain how the recent acquisition of E-TEK by JDS Uniphase Corporation will impact this relationship, we anticipate that the mechanical switch project will remain on schedule. We believe these agreements will accelerate our planned introduction of fiberoptic mechanical switching products for the telecommunications market. The new products, for which patent applications have been filed, are expected to enter into field trials by the end of calendar 2000. Since the license agreement was signed, we have been working to develop the first products for testing and establish a partnering relationship for assembly and distribution. We anticipate sales of LightPath switches will begin in calendar 2001. However, the telecommunications industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to our ability to anticipate and respond to the demands and competitive aspects of this industry.

          *    FEDERALLY FUNDED RESEARCH ON WDM PROTOTYPES AND CONCEPTS

     We began our sales of WDM prototypes and concepts in 1997. With funding from a federal government contract, we worked in partnership with Radiant Research Inc. and the Microelectronics Research Center, University of Texas to address WDM problems encountered in network applications. By employing GRADIUM microlenses for a tunable WDM, we were able to develop possible solutions for these issues. In fiscal 2000 and 1999, Phase 2 total funds of $750,000 were awarded to Radiant Research Inc. for continuation of the WDM project into the year 2000, of which we received approximately $300,000. The project ended in fiscal 2000. We have also worked with an OEM on a prototype that incorporates GRADIUM lenses into the new photonics market segment of point-to-point free space communications optics. These products are used in laser-to-laser communications to expand the bandwidth of local area networks and wide are networks and satellite-to-satellite communications. Prototype tests demonstrated the ability of GRADIUM lenses to provide high quality data transmission over long distances. We have received orders from several customers for these unique optics and hope to continue to work in these fields based upon customer interest.

     TRADE SHOWS

     We displayed our collimating lens, the SMF assembly and large-beam collimator assembly products at industry trade shows in early calendar 1999. We displayed the enhanced Gen3 collimator at the January 2000 Photonics West trade show. These shows allow us to deliver additional samples and to meet with potential customers to distribute information on our products or to discuss test results from samples previously sent.

TRADITIONAL OPTICS

     Prior to the Company's IPO in 1996, our resources had been applied primarily to research and development; consequently, LightPath and GRADIUM glass were not introduced to the commercial market. Promotion of our products through the Internet, trade advertising in industrial magazines and participation in numerous domestic and foreign trade shows increased interest and awareness of our products, resulting in additional lens sales. Traditional optics lens sales for fiscal years 2000, 1999, 1998, 1997 and 1996 were $598,376, $655,288,
$529,318, $199,524, and $33,444, respectively, primarily generated by a variety of industrial and government accounts. Lens sales are primarily due to sales of lenses for laser and wafer chip inspection markets. Our sales efforts in targeting laser applications, an area where GRADIUM lenses increase the quality of YAG laser beams and reduce the focal spot size, has received market acceptance. Our major customers in fiscal 2000 included Gerhard Franck Optronik GmBH and Permanova Laser Systems AB. Our major customers in fiscal 1999 included Nu-Tek Precision Optical Corporation and OptoPower Corporation, who supply products for wafer chip inspection and YAG lasers, respectively.

     INDUSTRIAL AND OPTOELECTRONIC DISTRIBUTORS IN FOREIGN COUNTRIES

     We have formalized relationships with eight industrial and optoelectronic distributors located in foreign countries. Because the optics industry is highly fragmented, we utilize distributors and the Internet as vehicles for broader promotion of GRADIUM glass. Our Internet web site (www.light.net) is one source of information on GRADIUM glass, and potential customers can view products from our catalog. We have placed, and will continue to place, print media advertisements in various trade magazines and will participate in appropriate domestic and foreign trade shows. We have developed a network of selected independent optical engineering firms to promote the sale of GRADIUM glass products. Presently, eight optical engineering firms provide such optical design services and support.

     OEMS

     We intend to continue to market GRADIUM glass through existing relationships with OEMs for the production of specific prototype lenses to be incorporated into the manufacturer's proprietary products. Future OEM relationships will only be entered into based upon the OEM's ability to fund the product design and our assessment of its ability to achieve certain economic criteria. In fiscal 2000 we recognized $125,000 in licensing fees from a 1994 agreement with Karl Storz GMBH & Co., a major endoscope manufacturer. Under the agreement, we have received in excess of $1 million, representing minimum royalty payments during the prototype development stage through the second production year, in exchange for an exclusive license from us to the GRADIUM design developed for Karl Storz. Karl Storz is not obligated to order commercial quantities of GRADIUM glass products, and may terminate the agreement without entering into production orders. In June 1999, Karl Storz indicated to us that they are likely to convert the exclusive license to a non-exclusive license in future years, and as a result, we expect to have no additional license revenue from this arrangement.

     DEVELOPMENT OF LENS PROTOTYPES WITH OEM FUNDING; STRATEGIC ALLIANCES

     We have developed prototype lenses for wafer chip inspection, a F-Theta laser lens series, lenses for CCD cameras, television cameras, and other military/aerospace OEMs and government research labs. We believe a key element to achieving acceptance in various general optics market will be the development of lens prototypes specifically designed for use in each industry targeted; however, we no longer intend to develop these prototypes without funding of their development effort by the OEM.

     We entered into a strategic alliance with DR Technologies, Inc. in 1997. Under the agreement, both companies will jointly identify government research and development programs relating to applications appropriate for GRADIUM technologies and related products. The strategic alliance was an expansion of our October 1996 subcontract with DR Technologies to create a graded index solar concentrator packaged into a compact panel that can provide electrical power for orbiting space satellites. We have not received any development fees for projects under these agreements for the past two years. We will require a commercial partner or further research funding for further work to continue. As of June 30, 2000, the companies had not received any further joint funding.

     PROMOTIONAL AND EDUCATION ACTIVITIES FOR OPTICAL DESIGNERS

     As part of our marketing strategy, we have provided promotional and educational activities concerning GRADIUM glass and its properties, intended to familiarize and educate optical engineers from numerous, high performance optics markets. We presently have six standard profiles of GRADIUM glass that engineers can use for product design, and will continue to develop more profiles as required. Our existing GRADIUM glass profiles are compatible with established software design programs utilized by optical designers, enabling designers to integrate GRADIUM glass into their designs. While this enables designers to incorporate GRADIUM glass into their existing product design, we must increase familiarity with GRADIUM glass so that designers will be more likely to incorporate GRADIUM glass in their original designs. If a standard GRADIUM glass profile is not suited for a specific design, we have the capability to create a custom GRADIUM glass profile for the customer. Our objective is to educate optical designers, through the distribution of materials, about the potential of GRADIUM glass to provide them with additional flexibility and design freedom to create optical products more efficiently and with enhanced performance.

COMPETITION

OPTOELECTRONICS AND  FIBER TELECOMMUNICATIONS

     The telecommunications marketplace is renowned for its product quality and reliability demands. Every item must pass rigorous testing before being designed into devices and systems. We must establish a reputation as a quality supplier. The products must perform as claimed so that the customer will not need to test after the initial qualification, and we must be open to continuous improvement of our products and processes. If we can pass these tests we believe we can become a primary or second source supplier to the industry. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to our ability to anticipate and respond to the demands and competitive aspects of this industry

     COLLIMATORS

     There are currently only a handful of direct competitors for our collimating lenses and SMF Assembly. Nippon Sheet Glass currently supplies the majority of collimator lenses. The collimator lens is a separate business from Nippon Sheet Glass's primary product, automotive glass. The SMF Assembly will compete against existing collimator assemblies, which are produced by DiCon Fiberoptics, Samsung Electronics, Wave Optics and Oz Optics. There are also a number of companies that assemble their own collimators, such as Lucent, JDS Uniphase and E-TEK Dynamics. These competitors have greater financial, manufacturing, marketing and other resources than LightPath. We are aware of current research projects that integrate optical technologies, such as existing planar waveguide structures, which have the potential to replace some of the current collimator applications. We believe that many of these products currently have limitations which have made their wide spread usage unfeasible, thereby reducing the likelihood that they will replace current collimator applications.

     HORIZON: ISOLATORS

     Horizon competes with a few specific players in the isolator segment of the WDM components market. These include Namiki, Kyocera and Kaifa Technology (acquired by E-TEK Dynamics in 1999). Horizon also competes with a few large components manufacturers, including JDS Uniphase and E-TEK Dynamics, which announced a merger in January 2000 (formalization pending). Horizon has never looked to directly compete with the "catalog" offerings of these companies; rather, Horizon focuses its efforts on designing and manufacturing specialty and hybrid components according to particular OEM specification by delivering flexible and novel packaging solutions achieved by its automated platform.

     DWDM SYSTEMS

     Dense wavelength division multiplexing ("DWDM") systems that LightChip intends to produce and that Horizon is developing products for, will compete against a number of companies attempting to capture this vast market. Currently three main technologies are utilized in the long haul DWDM market:

     *    fiber bragg grating produced by Ciena and Pirelli;
     *    arrayed waveguide grating produced by Lucent and PIRI; and
     *    reflective grating produced by Instruments SA.

We believe that none of these technologies is currently able to offer a cost-effective method to accommodate a wide range of channel counts and facilitate the migration of WDM systems into the metro and short haul markets.

     SWITCHES AND OPTICAL CROSS-CONNECTS ("OXC")

     Mechanical switches comprise the majority of switches used today in the telecommunications industry. The industry leader in this area is JDS Uniphase, followed by Dicon Fiberoptics. These competitors have greater financial, manufacturing, marketing and other resources than LightPath. OXC perform high speed wavelength routing, switching and conversion functions in an optical network. We intend to focus on development of OXC at our Warren, New Jersey facility. We believe our material processing expertise will be key to the development of OXC products which overcome the cost and performance challenges of current technology. Today switching is performed electronically, however, several non-optical switches have recently been announced. To our knowledge, all of these devices are still under development.

TRADITIONAL OPTICS

     The market for optical components is highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lens products and optical components, providers of aspherical lenses and optical components and producers of optical quality glass. To a lesser extent, we compete with developers of radial gradient lenses and optical components. Many of these competitors have greater financial, manufacturing, marketing and other resources than we do.

     Manufacturers of conventional lenses and optical components include industry giants such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products. In addition, although these companies do not manufacture axial gradient lenses, and although we believe that we have a substantial technological lead in this field, these companies could rapidly pursue development of axial gradient products, in light of their substantial resources. In addition, our products compete with other products currently produced by these manufacturers.

     Manufacturers of aspherical lenses and optical components provide significant competition for LightPath in providing products that improve the shortcomings of conventional lenses. Aspherical lens system manufacturers include Eastman Kodak Corporation, Olympus Optical Company, Gel-Tech, Inc., Hoya Corporation and U.S. Precision Lens. The use of aspherical surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. But the nonspherical surfaces of glass "aspheres" are difficult to fabricate and test, are limited in diameter range and induce light scatter. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low-tech consumer products that do not place a high demand on performance (such as plastic lenses in disposable cameras). Molded plastic aspheres appear in products that stress weight, size and cost as their measure of success. Molded glass aspheric technology requires high volume production to be cost-effective because hand polishing is too time consuming. Despite these drawbacks, aspherical lenses presently have significant commercial acceptance.

     To a lesser extent, we compete with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange, chemical vapor deposition and Sol-Gel, all of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company, Gradient Lens Corporation and Gel-Tech, Inc. We believe that these processes are limited by the small refractive index change achievable (typically, < 0.05), the small skin depth of the gradient region (typically < 3 mm), the lack of control of the shape of the resultant gradient profile, limited glass compositions, and high per unit manufacturing costs.

MANUFACTURING

     LIGHTPATH

     LightPath has full scale commercial manufacturing operations in its 30,300 square feet of facilities in Albuquerque, New Mexico. In June 2000, we completed the initial construction of a 5,000 square foot clean room that houses ten operational manufacturing stations. Seven additional manufacturing stations were placed in service in July 2000 and three more stations will be operational by August 31, 2000. Each station includes laser fusion and housing equipment and an automated testing process. We currently have a laser polishing station in operation with a second station under construction. With this equipment, we believe our facilities can meet the capacity requirements of our recently introduced and planned optoelectronics products for several years. Our present telecom manufacturing facility can also be expanded by approximately 50% if needed.

     Due to manufacturing techniques we have developed, we believe the costs to produce the SMF Assembly will be considerably less than the traditional industry manufacturing costs. In April 1996, we built out the lens manufacturing plant for traditional optics. We believe that the present manufacturing facility can produce in excess of 2 million lens blanks per year depending on product size and mix. However, to date, we have not manufactured products in such quantities, as our sales have not supported this scale of production.

     Our purchase of five larger, more sophisticated furnaces, milling machines and metrology equipment in fiscal 1998 generated further production efficiencies in the form of yield efficiencies and reduced unit production costs. The furnaces, which are equipped with monitoring and feedback systems, allow production of multiple boules that are up to four times as large as our initial boules. Automation of certain assembly processes, including core drilling and metrology, are resulting in further cost savings and quality improvements. GRADIUM glass lenses have spherical surfaces, and as a result lens finishing costs will continue to be considerably less expensive than most aspheric lenses. As a result of our manufacturing efficiencies and use of off-the-shelf base glass, GRADIUM lenses are generally price competitive with conventional homogenous lenses.

     Much of product qualification is performed in-house. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet BellCore Testing requirements. Our engineering departments have full design and CAD/CAM technical support. The implementation of Statistical Process Controls has allowed us to eliminate costly manual testing operations. We believe the ability to maintain consistently high quality at the manufacturing stage represents a significant asset and distinctive characteristic of our production capabilities. Quality control will be critical to bring telecommunication products to market as the customers demand rigorous testing prior to purchasing a product.

          *    SUBCONTRACTORS; STRATEGIC ALLIANCES

     We believe that low manufacturing costs will be crucial to our long-term success. We presently use subcontractors for finishing lenses, including the collimator lens, and intend to continue to do so. We have the internal capability to finish prototype lenses and small volume orders. We have qualified and licensed numerous finishers to fabricate lenses, several of which are located in Asia. Qualification of additional offshore finishers to augment our strategy of maximizing cost efficiencies will continue to be a top manufacturing priority.

     We entered into a 1997 strategic alliance with Hikari Glass Co., Ltd. of Japan (a 40% owned subsidiary of Nikon) to consider using Hikari as a possible second source for GRADIUM glass production, as a possible source for high-volume blank production, to increase the presence of GRADIUM glass in Hikari's established Asian markets and to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses. In February 2000, Hikari announced that they intended to spend $5 million to purchase equipment necessary to build out a second facility for GRADIUM glass materials and other products. The companies have plans to implement some of our goals during fiscal year 2001. We also entered into a 1999 agreement with Kaifa Technology, Inc. to jointly manufacture and distribute mechanical fiber optic switch products. Kaifa Technology was purchased in July 1999 by E-TEK/JDS Uniphase.

     We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

          *    SUPPLIERS

     Base optical materials, used in both optoelectronic and traditional optic products, are manufactured and supplied by a number of major manufacturers, such as Hikari, Schott Glaswerke and Hoya Corporation. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers, such as Corning. We believe that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurances in this regard.

     HORIZON

     Horizon's manufacturing lines are housed in approximately 5,000 square-feet of clean room space (certified Class 10,000) within their Walnut, California facility. The manufacturing lab contains dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. A tool and die operation is located in a separate shop and assembly area. The shop supports Horizon's product design and automation efforts including metrology and inspection, part prototype fabrication for proof of concept, and machine building from prototype to production line. The primary benefits of Horizon's approach to manufacturing are
(i) reduced costs as a result of higher yields and throughput, and (ii) product consistency as a result of eliminating manual labor. Horizon believes that it is the only manufacturer of free-space isolators using automated manufacturing. Horizon has similar product qualification processes and equipment as LightPath.

          *    SUPPLIERS

     Horizon currently purchases a few key materials from single or limited sources. The polarizing glass used in its isolator products is supplied exclusively by Corning and is marketed as Polarcor(TM). To date, Horizon has been able to acquire an ample supply of polarizing glass. The latching garnet used in the isolator is supplied exclusively by Lucent Technologies Inc. Allocations of supply for this raw material can be very competitive. Non-latching garnet and other crystals used in Horizon's other isolator products are provided by a number of vendors, including Casis, Sumitomo and Mitsubishi.
Available quantities and adequate pricing of this garnet has not proven problematic, but Horizon has yet to ramp-up high volume production of products utilizing this raw material. We believe that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurances in this regard.

     Horizon also relies on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain Horizon products require external processing such as brazing and metalization. To date, Horizon has found a suitable number of qualified vendors in the Southern California market.

PATENTS AND OTHER PROPRIETARY INTELLECTUAL PROPERTY

     Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. As of June 2000, LightPath had twenty-two issued U.S. patents, nine foreign patents and had filed numerous applications for additional U.S. patents and foreign patents. Horizon has filed two U.S. patent applications. Patents have been issued and/or patent applications have been filed in the areas of glass composition, gradient
geometries,   production   processes,   product  design,  fiber  attachment  and
micro-fabrication. The first of our issued patents expires in 2006; the remainder expire at various times through 2017. Patent applications corresponding to our and Horizon's U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

     In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

     LightPath(R) is now registered as a service mark in the United States and GRADIUM (R) is a registered trademark. Horizon has filed a federal trademark application for the mark "Horizon Photonics".

     There can be no assurance that any issued patents owned by us will afford adequate protection to us or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to our products will result in patents being issued. There can be no assurance that any rights granted to us for technologies that we may license in the future will provide competitive advantages to us. There can be no assurance that patents owned or licensed by us that are issued in one jurisdiction will also be issued in any other jurisdiction. Furthermore, there can be no assurance that the validity of any of the patents would be upheld if challenged by others in litigation or that our activities would not infringe upon patents owned by others.

     Further, there can be no assurance that others have not independently developed or will not independently develop and patent similar or superior products and technologies, duplicate any of our products or technologies or design around our patents. There can be no assurance that patents issued to others will not adversely affect the development or commercialization of our products or technologies. We do not have a policy of patent infringement liability coverage for costs or damages relating to claims of infringement. We could incur substantial costs in defending suits brought against us or any of our licensees, or in suits in which we may assert that our patent or patents provide us with rights against others or in suits contesting the validity of a patent. Any such proceedings could be protracted. In addition, there can be no assurance that we would be successful in defending our patent rights in any future infringement action. If the outcome of any such litigation is adverse to our interests, our business may be materially adversely affected.

     We do not believe that any of our products or processes infringes any U.S. or foreign patent rights of any other party. There can be no assurance, however, that our products or processes do not infringe on a United States or foreign patent, or patent application. Patent applications in the United States are maintained in secrecy until the patent is issued. We could incur substantial costs in defending our self in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability for us to make, use, distribute and sell products.

     We also rely on trade secrets and proprietary know-how. We seek to protect our trade secrets and proprietary know-how in part, by confidentiality agreements with our employees, consultants and customers. However, there can be no assurance that our confidentiality agreements will not be breached or that we would have adequate remedies for any breach. Some of the confidentiality agreements that we rely upon will expire in the next few years. There can be no assurance that others will not independently develop technology or processes substantially equivalent to or better than our technology or processes, or that our trade secrets will not otherwise become disclosed to or independently discovered by our competitors.

ENVIRONMENTAL AND GOVERNMENT REGULATION

     Currently, emissions and waste from our present manufacturing process are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize contain lead and other toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

     Horizon uses a low-emission spray booth for the application of certain solvents and adhesives in its manufacturing process. Horizon maintains a permit for its spray booth through its local air quality management district and believes it is in full compliance with all applicable regulations.

     There are currently no federal, state or local regulations that restrict the manufacturing and distribution of our telecom products or GRADIUM glass materials. Certain end-user applications will require that the complete optical systems receive government approval, such as Federal Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be the responsible for the license and approval process.

RESEARCH AND DEVELOPMENT

     From August 1985 through June 1996, we were engaged in basic research and development that resulted in the discovery of GRADIUM glass and the proprietary processes for fabricating GRADIUM glass lenses. This research included theoretical development of the mathematical formulas for accurately defining GRADIUM glass, development and refinement of the prescribable, repeatable fabrication process, and development of the software modeling tools and metrology. We shipped our first GRADIUM glass products in May 1994. Our initial flint product line is lead-based. The flint GRADIUM glass family has been expanded over the years, to include crown glasses, titania silicate glasses and polymer materials. We intend to continue fundamental materials research, process and production optimization and the development of new glass compositions to create different "families" and geometries of GRADIUM glass materials to be offered to customers. "Families" of glass are various base glass compounds comprised of different elements. Variation of refractive index can be accomplished by using different elements in glass.

     Further development is necessary to produce GRADIUM glass materials for high performance, white light applications (such as high performance microscopes and other products where sensitive color discrimination is critical). We will continue to upgrade the material design modeling software and optical design tools to facilitate product design. Working with DR Technologies, we successfully completed the development of GRADIUM polymer and acrylic materials in fiscal 1998. These materials may be used for solar concentrators used in space applications and for conformal optics (optics that conform to design specifications of aircraft and missiles) where more aerodynamic shapes are required.

     We are currently working to expand our product line further into optoelectronics, the areas of multiplexers and interconnects for the telecommunications field. We expended or incurred expenditures for research and development for the two years ended June 30, 2000 and 1999 of $1,449,347 and $615,371, respectively. In addition, $4.2 million of in-process research and developments costs were expensed during fiscal 2000 related to the acquisition of Horizon. We currently plan to expend approximately $4 million for research and development during fiscal 2001, which could vary depending upon progress of projects in the proof of concept stage and the receipt of Government contracts or awards.

     Horizon is currently utilizing a qualified platform process to manufacture a family of free-space and OEM-specific isolators. Horizon is developing similar platforms for its micro-collimator and laminate isolator products

EMPLOYEES

     We currently have 125 full-time employees in California, New Mexico, Texas and New Jersey. We expect to add approximately 60 additional employees in the next twelve months, primarily consisting of manufacturing personnel. Twenty of our present employees are engaged in management, administrative and clerical functions, 13 in research and development, 11 in product development, 10 in sales and marketing and 71 are in production and metrology. We intend to continue our current practice of utilizing outside consultants, where appropriate, in addition to hiring full-time personnel. None of our employees are represented by labor unions.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease our headquarters, a manufacturing facility and an engineering office, in Albuquerque, New Mexico. The leases are generally five year leases with renewal options which currently are scheduled to expire from April 2001 through March 2005. The leased space houses all of our operations, including research, product design and development, production and all administrative operations. The 13,300, 17,000 and 3,500 square foot facilities are located in a business and research park. We are obligated to make monthly rental payments of approximately $18,000. Currently we believe our present facilities will be sufficient for our current and planned business needs during at least the next two years.

     We lease an 11,500 square foot facility for office and research and development in Warren, New Jersey. The leased space houses sales staff and research, product design and development relating to the development of the optical switch engine to be sold as an enabling component for an optical cross connect system. We are obligated to make monthly rental payments of approximately $17,000 until May 2005.

     Horizon leases a 10,200 square foot facility in Walnut, California. The leased space houses all of their operations, including office, manufacturing and development space. Horizon is obligated to make monthly rental payments of approximately $6,000 until October 2003.

ITEM 3. LEGAL PROCEEDINGS

     On May 2, 2000, our Board of Directors authorized its Litigation Committee to commence a class action lawsuit in the Chancery Court of Delaware, New Castle County (LightPath Technologies, Inc., Plaintiff, vs. Louis G. Leeburg, et al., Defendants, C.A. No. 1802/NC). The action, filed on May 2, 2000, seeks a declaratory judgment with respect to our right to redeem our Classes E-1, E-2 and E-3 Common Stock on September 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the our Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis
G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock.

     On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. We believe the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. We have retained counsel and intend to conduct a vigorous defense against these claims.

     In Delaware, LightPath has moved for class action determination and intends to litigate all claims in that forum as promptly as possible. LightPath has been advised that a final disposition of the claims in Delaware may preclude re-litigation of the same claims in the Texas Action.

     We are involved in various legal actions arising in the normal course of our business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Class A Common Stock was quoted on the Nasdaq SmallCap Market system under the symbol "LPTHA" and has been continuously since February 22, 1996. On July 12, 2000, our Class A Common Stock moved to the Nasdaq National Market System under the symbol "LPTH". We estimate there were approximately 300 holders of record and approximately 20,100 beneficial holders of the Class A Common Stock on August 7, 2000. We have not paid dividends in the past and we do not intend to pay dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

     The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted. The quotation information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               Class A
     Fiscal Year Ended                       Common Stock
                                            ---------------
                                             High     Low
                                            ------   ------

     June 30, 1999
     -------------
     Quarter ended September 30, 1998       $ 5.94   $ 3.38
     Quarter ended December 31, 1998        $ 5.75   $ 2.50
     Quarter ended March 31, 1999           $ 5.63   $ 2.56
     Quarter ended June 30, 1999            $ 3.56   $ 1.06

     June 30, 2000
     -------------
     Quarter ended September 30, 1999       $ 7.19   $ 1.78
     Quarter ended December 31, 1999        $18.69   $ 3.13
     Quarter ended March 31, 2000           $65.31   $15.88
     Quarter ended June 30, 2000            $41.38   $15.63

     On February 9, 1998, we completed a private placement for an aggregate of 375 shares of Series C Convertible Preferred Stock (the "Series C Stock") and 365,169 attached Class G warrants. Each share of Series C Stock is convertible into Class A Common Stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $6.675 or 85% of the average closing bid price of our Class A Common Stock for the five days preceding the conversion date. Each Class G Warrant entitles the holder to purchase one share of Class A Common Stock at $6.68 per share at any time through February 2001. The gross proceeds received for the private placement of Series C Stock was $3,750,000, less placement fees and related expenses resulting in net proceeds to us of approximately $3,530,000. In addition, the placement agent was granted 58,427 Class H warrants to purchase shares of our Class A common stock at a price of $6.68 per share at any time through February 2003.

     On July 28, 1999, we issued $1,000,000 aggregate principal amount of 6% Convertible Debentures (the "Debentures") due July 2002 and 427,350 attached Class I warrants. The Debentures are immediately convertible at any time prior to maturity into shares of Class A common stock, at a conversion price which is equal to the lower of 80% of the five day average closing bid price of the Company's Class A common stock at (i) the date of closing ($1.76) or (ii) the conversion date. Each Class I warrant entitles the holder to purchase one share of Class A common stock at $2.20 per share at any time through July 2004. In addition, the placement agent received 150,000 Class J warrants to purchases shares of the Company's Class A common stock at $2.20 per share at any time through July 2004. In addition, the investors of the Debentures are entitled to receive additional shares of Class A Common Stock in the event the Company issues additional shares of its Class A Common Stock or securities convertible into such class of securities at any time prior to July 28, 2001 under certain circumstances. The Debentures and attached Class I Warrants were sold for aggregate consideration of $1 million and resulted in net proceeds to the Company of approximately $893,000 after deducting the cash fee paid to the placement agent as well as the Company's legal and other associated costs.

     On November 2, 1999, we completed a private placement of 408 shares of its Series F Preferred Stock (the "Series F Stock"). The Series F Stock is convertible into shares of Class A common stock, at a conversion price which is equal to the lower of $5.00 or 80% of the five day average closing bid price of the Company's Class A common stock at the conversion date. Each share of

Preferred Stock is convertible into Class A Common Stock at the option of holder, subject to certain volume limitations during the first 9 months. Holders of Series F Stock also received Class K warrants to acquire a total of 489,600 shares of Class A common stock in addition to the modification of terms on warrants outstanding from prior private placements. The Class K Warrants may be exercised at any time prior to expiration on November 2, 2002 at a price of $5.00 per share. Each of the investors in the Series F Stock has previously invested in our Series A, B and/or C Preferred Stock. In order to induce them to invest in the Series F Stock, we agreed to reduce the applicable exercise prices and extend the applicable expiration dates of all outstanding warrants issued in connection with the sale of such Series A, B and C Preferred Stock. The gross proceeds received for the private placement of Series F Stock was $4,080,000, less placement fees and related expenses resulting in net proceeds to us was approximately $3,900,000. We also issued 125,000 Class L warrants to the placement agent, with terms identical to Class K Warrants.

     On November 5, 1999 Robert Ripp entered into an agreement to purchase 62,500 shares of LightPath Class A Common Stock for $4.00 per share in connection with his election to serve as Chairman of the Board of Directors. Mr. Ripp also received warrants to purchase up to 281,250 shares of Class A Common Stock at $6.00 per share at any time through November 10, 2009. These shares were registered on a Form S-3 that became effective on January 18, 2000.

     All of the Preferred Stock, Class C, Class D, Class E, Class F, Class G, Class H, Class I, Class J, Class K and Class L Warrants, and the Class A Common Stock and warrants issued to Robert Ripp, were issued to accredited investors in private placements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Restrictions have been imposed on the resale of such securities, including the placement of legends thereon noting such restrictions, and written disclosure of such restrictions was made prior to issuance of the securities.

     On January 11, 2000, we called all of our outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant was exercisable at a price of $6.50 for one share of Class A Common Stock and one Class B Warrant. As of March 31, 2000
substantially all of the outstanding 2.7 million Class A Warrants and approximately 2 million Class B Warrants were exercised for net proceeds of approximately $33 million. On May 15, 2000 we called all of our outstanding Class B warrants for redemption on June 13, 2000 at the redemption price of $.05 per Class B Warrant. Each Class B Warrant was exercisable at a price of $8.75 for one share of Class A Common Stock. As of June 30, substantially all of the outstanding Class B Warrants were exercised for 2.8 million shares of Class A Common Stock and we received net proceeds of approximately $23.5 million.

     On February 25, 1998, our Board of Directors declared a dividend distribution of a right to purchase (a "Right") one share of Series D Participating Preferred Stock for each outstanding share of Class A Common Stock, $0.01 par value, of LightPath. The dividend became payable on the record date May 1, 1998, to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series D Participating Preferred Stock, $.01 par value, of LightPath, at a price of $35.00 per share, subject to adjustment following the occurrence of certain events. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent. A copy of the Rights Agreement, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock to be provided to stockholders of LightPath, was attached as Exhibit 1 to our Registration Statement filed on Form 8-A, dated April 28, 1998.

     During 1997, we adopted a policy whereby employees may purchase Class A common stock of LightPath at fair market value as payroll deduction. During fiscal 2000 one employee elected to make stock purchases of 3,929 shares at an average price of $2.24 per share. All of these shares were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In relying upon Section 4(2) of the Act, we limited our offering of the shares solely to the employees. No other public offering or advertisement was conducted. In addition, we relied upon certain representations made by the employees with respect to their understanding of our business and financial condition, and future business prospects, and their intent to acquire the shares for their own investment purposes and not with a view to resale. The resale of these shares has been restricted and appropriate legends have been placed on the certificates representing such restrictions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("THE ACT") PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF US. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT WE EXPECT OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, OUR EARLY STAGE OF PRODUCT DEVELOPMENT, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN OUR REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY US WILL BE REALIZED. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN.

TELECOM SEGMENT

     During fiscal 2000, our optoelectronics and fiber telecommunications segment was impacted by:

          * receipt of approximately $65.5 million in proceeds from the exercise of outstanding warrants and stock options and the net financial investment of $4.7 million in July and November private placements which are available to grow this segment;
          * the April 2000 expansion of our telecom products to include isolators through the acquisition of privately held Horizon Photonics, Inc. ("Horizon"). We began acquisition talks with Horizon in February 2000, due to our interest in their automated production of passive optical components and complimentary product lines of isolators. The April 2000 acquisition represents a purchase price of $36.2 million of which $1 million was paid in cash and the balance was exchanged for 1.4 million shares of Class A common stock;
          * the enhancement of our management team with the November addition of Robert Ripp, former Chairman and CEO of AMP, Inc., with substantial business experience and knowledge of the telecommunications industry, as Chairman of the Board, and the hiring of Stephen Barna, formerly of Lucent and AT&T, as VP Marketing & Sales;
          * continued record sales bookings from customers such as Avanex Corp. which reflects qualification of our collimator lens, Corning Inc.'s purchases of our large beam collimator, and continued product enhancements such as the Gen3 collimator which has the lowest documented insertion loss reported to date in these devices; and
          * the increase in the Company's investment in LightChip by $1.6 million (December 1999 private placement investors included Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath).

     Telecom product sales increased to approximately $1,498,000, which includes LightPath's $554,000 of collimator product sales and, during the fourth quarter, Horizon had isolator sales of approximately $944,000. LightPath's product sales alone are approximately ten times greater than our entire telecom revenues of $57,029 in fiscal 1999. The backlog for collimator products increased to $1.3 million at June 30, 2000, primarily from Corning, versus $10,000 at June 30, 1999. Horizon has a $2.7 million sales backlog for its isolator products, primarily from Lucent, which will be supplied during the next eight months. Lucent continues to increase their forecast requirements for isolators.

     In fiscal 2000, our optoelectronics and fiber telecommunications segment continued its efforts to:

          * increase the sale of collimator assemblies and lenses and the distribution of collimator samples to potential customers for testing;
          *    develop fiberoptic switches; and
          * obtain patent protection for its proprietary telecommunications products and processes.

     In the fall of 1999, we completed the installation of a clean room in our original manufacturing area to meet anticipated future customer demands. Shortly thereafter, in response to the acceptance of our collimator product line by various customers, we began an expansion of our manufacturing production capability. We leased 3,600 square feet adjacent to our original Albuquerque facility to house the engineering staff and glass research and development projects. During January 2000, we completed negotiations on an additional lease for more than 17,000 square feet of manufacturing space in the same vicinity of our existing facility. In this space we built a 5,000 square foot clean room and ten collimator manufacturing stations. In addition, we leased approximately 11,500 square feet at a facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system.

     We have continued the fiberoptic, mechanical switch development process with a separate business unit of E-TEK. We are uncertain how the recent acquisition of E-TEK by JPS-Uniphase will impact this relationship. In addition, we have expanded our strategic alliance with Hikari Glass Co., Ltd. to include products based on our automated laser polishing and laser fusion processes. We believe this agreement will increase our presence throughout Asia where Hikari has a strong marketing and sales presence.

     In fiscal year 2000, we were awarded five additional US patents and one foreign patent. Three of these patents relate to telecom products or processes, with the most significant being the proprietary process to fuse fibers directly to a larger optical component such as the collimator lens. We terminated three in process patents related to GRADIUM technology.

     Or internal focus continues to be on the sale and shipment of products and samples of our SMF Assembly. Based on the results of customers' testing and qualification of our collimating lens by Avanex Corp., we believe higher-volume production orders will develop in the future. We anticipate such orders to be received in response to customer use that confirms that the SMF Assembly offers superior performance in the areas of back reflection and insertion loss at a very competitive price. We believe that our increased sales orders for the year reflect this positive feedback and customer qualification.

HORIZON ACQUISITION

     On April 14, 2000, we acquired Horizon for a total purchase price of $40.2 million, including approximately $2.0 million of acquisition costs and $2.8 million related to the fair value of LightPath stock options exchanged for the outstanding vested stock options of Horizon. In connection with the allocation of the purchase price to identifiable intangible assets, $4.2 million was allocated to in-process research and development ("R&D") which was expensed upon acquisition as required under generally accepted accounting principles. The in-process R&D related to the micro-collimator products as well as active alignment and isolator injection molding technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 50% to 60% of completion, with estimated completion dates through June 2001. The value assigned to in-process R&D was determined based on estimates of the resulting net cash flows from micro-collimator products as well as active alignment and isolator injection molding technologies and the discounting of such cash flows to present value. In projecting net cash flows resulting from micro-collimator products as well as active alignment and isolator injection molding technologies, management estimated revenues, cost of sales, R&D expenses, selling, general and administrative (SG&A) expenses and income taxes for those projects. These estimates were based on the following assumptions:

     * Estimated revenues projected a compound annual growth rate over five years of approximately 117%. The majority of projected revenues were ascribed to micro-collimators. Projections of revenue growth were based on management's estimates of market size and growth supported by market data and by the nature and expected timing of the development of the products by LightPath and its competitors.
     * The estimated cost of sales as a percentage of revenue, initially at 50% declining to 47%, was consistent with the historical rates for Horizon's business as well as their business plan analysis.
     * Estimated SG&A costs were expected to decrease slightly as a percentage of sales, with a 20% average.
     * The estimated R&D costs were expected to remain at 2% of sales as most R&D efforts are in a maintenance phase.
     *    A 40% effective tax rate was estimated.

The projected net cash flows for the in-process projects were discounted using a 30% weighted-average cost of capital (WACC). The calculation produces the average required rate of return of an investment in an operating enterprise. The WACC selected was based upon venture capital rates of return as required for investment in companies during their early stages of development and reflective of the risk associated with corresponding development/operating challenges. A WACC of 25% was used to determine the value of the return of the developed technology, the customer list and other intangibles acquired as part of the purchase of Horizon.

TRADITIONAL OPTICS SEGMENT

     During fiscal 2000, the majority of our sales to the traditional optics segment were comprised of laser optic lenses. Annual revenues of approximately $768,000, included $125,000 in license fees and $42,400 in revenues for government funded subcontracts utilizing GRADIUM glass in optoelectronics applications. Joining with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") we are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. We believe the relationship with Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. Our remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At June 30, 2000, we had a backlog of $305,000 as compared to $35,000 in lens products at June 30, 1999.

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $2.3 million for 2000, an increase of approximately $1.2 million or 109% over 1999. The increase was primarily attributable an increase of $943,000 (87%) from Horizon isolator sales, and an increase of $442,000 (41%), in additional product sales, primarily for telecom products. These increases were offset by a $206,000 decrease (19%) in product development/license fees as the government subcontract has concluded. At June 30, 2000, our consolidated backlog was $4.3 million consisting of $2.7 million in isolator sales, $1.3 for collimator sales and $305,000 for lens sales, as compared to June 30, 1999 backlog of $35,000 for lens sales, $10,000 for collimator sales and $100,000 for government project funding. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     In 2000, consolidated cost of sales was 62% of product sales, an increase from 1999, when cost of sales was 57% of product sales. The increase was primarily due to lower margins in the fourth quarter at Horizon which they attributed to a materials issue which they have since resolved. Our margins were 48% on telecom products and sales to traditional optics distributors during the year. It is anticipated that our telecom products will continue to maintain a lower cost of sales than our traditional optics products. Additionally, with increased volume and the increased utilization of off-shore lens finishers, the cost of traditional optics production could be decreased. Selling, general and administrative costs increased by $3 million from 1999 to $6 million due to $450,000 from Horizon and the $2.5 million balance due from increases in personnel in administration and manufacturing support. We incurred several non-cash charges during the fourth quarter of fiscal 2000; Horizon's $4.2 million non-recurring in-process research and development charge, $2.4 million in amortization of Horizon's goodwill and intangibles, and $2.7 in non-cash stock-based compensation charges primarily due to Mr. Ripp's stock options. Research and development costs increased by approximately $834,000 to $1.4 million in 2000 versus 1999 of which $196,000 was due to Horizon. The majority of development work consisted of expenses associated with the collimator assembly design and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Horizon continues its efforts in the area of isolators and micro-collimators.

     Investment income increased approximately $1 million in 2000 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. In July 1999, we issued $1 million aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. We recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock. Interest expense was not significant in 1999. We account for our investment in LightChip under the cost method as of December 1999. We discontinued application of the equity method of accounting when our pro-rata share of LightChip's losses (approximately 12.4% based on its pro-rata investment in LightChip preferred stock) had reduced the investment to zero. As a result, we recognized LightChip total losses of $0 in 2000 versus $361,671 in 1999.

     Net loss of $15.6 million in 2000 was an increase of approximately $12.5 million from 1999 of which $3.2 million relates to non-cash stock-based compensation charges, $4.2 is non-recurring write off of Horizon's in-process research and development, $2.4 million in amortization of Horizon's goodwill and intangibles and $425,000 from the recognition of charges associated with the debenture issuance and interest expense. The remaining increase was due primarily to increased cost of sales and operating costs primarily in selling, general and administrative expense and an $834,000 increase in research and development costs. These increased costs were partially offset by the $1.2 million increase in total revenues, $1 million increase in interest income and the $362,000 reduction of our share of LightChip's loss. Net loss applicable to common shareholders of $17.8 million included an additional charge of $2.1 million for the imputed dividend and $137,281 attributable to the premium on our outstanding preferred stock. Net loss per share of $1.86 in fiscal year 2000 was $1.07 more than the 1999 net loss per share of $.79. Net loss per share was increased due to the preferred stock dividend, however, the increase was offset by an increase in the number of weighted shares outstanding for 2000 versus 1999. The 1999 net loss per share contains $224,651 attributable to the premium on the preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through February 1998, we completed three preferred stock private placements which generated total net proceeds of approximately $7.2 million. In July 1999, we issued convertible debentures with warrants resulting in net proceeds of approximately $893,000. In September 1999 all of the debentures were converted to shares of common stock and all of the associated warrants were exercised resulting in additional net proceeds of $940,000. In November 1999, we issued 408 shares of Series F Convertible Preferred Stock and warrants in a private placement. Net proceeds from the private placement were approximately $3.9 million. Since June 30, 1999, we have also received net proceeds of approximately $65.5 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements.

     Cash used in operations for fiscal 2000 totaled approximately $3.3 million, an increase of approximately $594,000 from fiscal 1999, due primarily to increased administrative costs. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During fiscal 2000, we expended approximately $5.2 million for capital equipment and patent protection. The majority of the capital expenditures during the year were related to the development of our clean rooms and equipment used to expand our manufacturing facilities for collimator production. We have outstanding budget commitments for fiscal 2001, to expend an additional $5 million of which approximately $3 million will be used to fund expansion of Horizon's manufacturing facilities. The remaining fiscal 2001 projected capital expenditures are for research and development equipment and construction of additional collimator manufacturing stations.

     In October 1999, we funded the remaining $570,000 of our commitment to LightChip upon completion of the product development requirements in the September 1998 agreement. In addition, we funded $1 million for LightChip preferred stock in December 1999 at which time LightChip issued $16 million of convertible preferred stock in a private placement. Subsequent to June 30, 2000, we funded $7 million for LightChip preferred stock in August 2000 at which time LightChip issued $60 million of convertible preferred stock in a private placement.

     In April 2000, we acquired Horizon Photonics, Inc. "Horizon" a California corporation for an aggregate purchase price of approximately $36.2 million. We acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A common stock and $1 million cash. We also assumed approximately $250,000 of indebtedness of Horizon, which was repaid upon closing of the transaction. The cash portion of the purchase price, along with expenses incurred for the acquisition, were provided from our working capital.

     As the second quarter came to a close, we achieved a significant milestone by meeting the criteria to call the Class A and Class B Warrants that were issued as part of the February 1996 IPO. Substantially all of the Class A Warrants and Class B Warrants and various private placement warrants were exercised for net proceeds of approximately $62 million during fiscal 2000. We intend to use a portion of this capital to:

          *    expand the  collimator  and isolator  production  facilities  and staff;
          * to operate our facility in New Jersey for development of the optical switch engine to be sold as an enabling component for an optical cross connect system;
          * to increase the size of our current product and technology development team which continues to improve upon and expand our current telecom products built around the single mode fiber collimator, and;
          * broaden our telecom component offerings and automation base through additional strategic acquisitions and strategic alliances.

INFLATION; SEASONALITY

     We have not been significantly impacted by inflation in 2000 due to the nature of our product components. We do not believe that seasonal factors will have a significant impact on our business.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Dare of FASB Statement No. 133, was issued. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are now effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is allowed. We plan to adopt the provisions of this SFAS on July 1, 2000. We do not expect the adoption of this standard to have a material effect on our results of operations or financial position.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, and is effective July 1, 2000. We do not expect our adoption of this interpretation to have a material effect on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. We do not expect our adoption of the provisions of this statement effective April 1, 2001, to have a material effect on our results of operations or financial position.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of LightPath, and their respective ages and positions with us, are as follows:

        Name                    Age          Position
        ----                    ---          --------
Robert Ripp (1)(3)               59          Chairman
Donald E. Lawson (3)             49          President, Chief Executive Officer,
                                              Treasurer and Director
James L. Adler, Jr. (1)(3)       72          Director
Leslie A. Danziger (2)           47          Director
Katherine E. Dietze (2)          42          Director
Louis Leeburg (2)(3)             46          Director
Haydock H. Miller, Jr.           75          Director - retired November 1999
James A. Wimbush                 64          Director - resigned April 2000
Mark Fitch                       37          Senior Vice President
Robert Cullen                    49          President, Horizon

----------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Finance Committee.

DIRECTORS

     ROBERT RIPP has served as Chairman of LightPath since November 11, 1999. Mr. Ripp was Chairman and CEO of AMP Inc. from August 1998 until April 1999 when AMP was sold to TYCO, International Ltd. Mr. Ripp held various executive positions at AMP from 1994 to August 1999. Mr. Ripp spent 29 years with IBM of Armonk, NY. He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer and he retired from IBM in 1993. Mr. Ripp represents LightPath as a member of the LightChip, Inc. (an affiliate) board of directors. Mr. Ripp graduated from Iona College in 1963 and in 1967 received his M.B.A. from New York University. Mr. Ripp is currently on the board of directors of Ace, Ltd. and A.J. Gallagher both of which are listed on the new York Stock Exchange.

     DONALD E. LAWSON has served as a Director of LightPath and has been CEO since April 1998, President since October 1997 and Treasurer since September 1995. He previously held the position of Executive Vice President from May 1995 until April 1998. Mr. Lawson has also served as our Chief Operating Officer since June 1995. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

     JAMES L. ADLER, JR. has served as a Director of LightPath since October 1997. Since 1989 he has been a partner in the law firm of Squire, Sanders & Dempsey L.L.P., which has acted as general counsel to LightPath since February 1996. Mr. Adler was formerly a partner of Greenbaum, Wolff & Ernst, New York City, and of Storey & Ross, Phoenix, until the merger of the latter firm with Squire, Sanders & Dempsey L.L.P. in 1989. Mr. Adler is a corporate, securities, energy, and international lawyer. From 1998-1999, Mr. Adler served as President of the Arizona Business Leadership Association. He is a member of the Arizona District Export Council and a Trustee of the Phoenix Committee on Foreign Relations. In March 1999, Mr. Adler was appointed by the government of Japan to a five year term as Honorary Consul General of Japan at Phoenix. He has previously served as Chairman of the International Law Section of the Arizona

State Bar Association and, by gubernatorial appointments, as a Member of the Investment Committee of the Arizona State Retirement System and a Member and Chairman of the Investment Committee of the State Compensation Fund. Mr. Adler graduated from Carleton College, magna cum laude, and from Yale Law School in 1952. He is a member of the Arizona State Bar.

     LESLIE A. DANZIGER has been Director, and former Chairwoman, of LightPath since its incorporation in June 1992, and has also held the position of CEO until April 1998, and President from August 1995 until October 1997. Effective January 1, 1999, Ms. Danziger, with approval of the Board, modified the terms and responsibilities of her position to perform consulting services to LightPath until October 1999. Ms. Danziger was a partner or executive officer of our predecessors from 1985 until incorporation of LightPath. Ms. Danziger is a founder of LightPath and a co-inventor of the first two LightPath patents. She has developed and guided the execution of our long-term business strategies and the development and commercialization of our technologies. From 1974 to 1979 she served as an Executive Vice President of COS, Inc., and from 1979 to 1982 she served as Executive Vice President of Arctic Communications Corporation. Both of these communication consulting firms developed tools designed to assist clients in resolving conflicts relating to economic development, land use and natural resource issues. Ms. Danziger attended the University of Texas

     KATHERINE E. DIETZE has served as a Director of LightPath since October 1998. She currently is a managing director in the Global Telecommunications and Media Group in the Investment Banking Department of Credit Suisse First Boston, a leading global investment bank which she joined in September 1996. For the prior eleven years she was with the investment banking firm of Salomon Brothers. Ms. Dietze received her B.A. from Brown University and her M.B.A. from Columbia University Graduate School of Business.

     LOUIS LEEBURG has served as a Director of LightPath since May 1996. Mr. Leeburg is a self-employed business consultant. From December 1988 until August 1993 he was the Vice President, Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a B.S. in accounting from Arizona State University. Mr. Leeburg is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and the John E. Fetzer ILM Trust Fund, these funds are affiliated with a significant stockholder of LightPath.

     HAYDOCK H. MILLER, JR. served as a Director of LightPath from January 1993 until November 1999. Mr. Miller served as an executive with the Aluminum Company of America (ALCOA) from 1949 until his retirement in 1983. Mr. Miller received a B.A. degree from Yale University. His last position with ALCOA was Manager of Organization Analysis, an internal consulting group for all ALCOA departments and divisions prior thereto he was Manager for salaried job evaluations for ALCOA and its subsidiaries and immediately before that, was Superintendent of several ALCOA plants, concentrating on quality control and production techniques, and consultant to its operations in the United Kingdom. Since 1983, Mr. Miller has been an independent management consultant.

     JAMES A. WIMBUSH served as a Director of LightPath from May 1998 until April 2000. He currently provides consulting services to venture capital groups and small cap companies. From 1984 until 1995 he served as Chairman and CEO of Lukens Medical Corporation, a medical device manufacturer. Prior to that he spent twenty years with Ethicon, Inc., a manufacturer of medical products, the Somerville, NJ division of Johnson & Johnson, concluding with four years as President. Mr. Wimbush received a B.S. in Finance and attended graduate school at Saint Louis University. He completed the Advanced Management Program at the Harvard Graduate School of Business.

EXECUTIVE OFFICERS

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

     DONNA R. BOGUE has been Senior Vice President, Chief Financial Officer, Secretary/Treasurer since July 2000. She previously held the position of Vice President - Finance from November 1996 until June 2000, she joined LightPath in April 1996. Ms. Bogue was previously Chief Financial Officer for Hebenstreit Communications and Vice President and Controller for Diagnostek, Inc. During her career, she served as controller for a variety of companies and was an auditor with Ernst & Young for five years. Ms. Bogue is an honors graduate of Northern Arizona University with a B.S. in Accountancy. She obtained her CPA license in 1981 and is a member of the AICPA.

     STEPHEN J. BARNA joined LightPath Technologies in December of 1999 as Vice President- Sales & Marketing. Prior to joining LightPath, Mr. Barna spent 19 years at AT&T / Lucent Technologies where he held several technical positions within AT&T's Bell Laboratories and Network Systems primarily in the area of physical design of Advanced Lithographic, Cellular, Transmission and Data Systems and for the past five years served as Market Manager and then Sales Manager within Lucent Technologies. Mr. Barna received his B.S. at The College of New Jersey and his M.S. in Management from Brooklyn's Polytechnic University.

     ROBERT CULLEN has been Chief Executive Officer, President and was a director of Horizon since its inception in July 1997 until LightPath acquired Horizon in April 2000. Prior to co-founding Horizon, Mr. Cullen was a laser packaging engineer with Ortel Corporation between 1993 and 1997, where he was responsible for the design and manufacturing of several laser transmitter models. Prior to Ortel, Mr. Cullen served as an Engineering Technologist with the prestigious DuPont Engineering Development Laboratory (EDL) between 1982 and 1993, where he received numerous awards for various projects. In 1989, Mr.
Cullen served on a field assignment to a British Telecom-DuPont joint venture (BT&D Technologies) in Ipswich, England, where he acted as project manager for products such as semiconductor optical amplifiers, tunable semiconductor lasers and 1480 pump lasers. In 1990, Mr. Cullen earned a patent for a miniature optical isolator and co-authored a paper on high gain optical amplifiers. Mr. Cullen pursued a Bachelors Degree in Electrical Engineering at Drexel University, Philadelphia, Pennsylvania.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission on or before September 11, 2000 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission on or before September 11, 2000 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission on or before September 11, 2000 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits

     Exhibit
     Number                        Description
     -------                       -----------

      3.1      Certificate of Incorporation of Registrant, as amended          1
      3.2      Certificate of Designations filed November 10, 1995 with
               the Secretary of State of the State of Delaware                 1
      3.3      Bylaws of Registrant                                            1
      3.4      Certificate of Designation filed November 2, 1999 with
               the Secretary of State of the State of Delaware                 2
      9.0      Form of Voting Trust Agreement dated January 10, 1996,
               among certain stockholders of the Registrant                    1
      9.1      Rights Agreement dated May 1, 1998                              3
     10.3      Employment Agreement between Registrant and Donald E. Lawson    5
     10.4      Directors Compensation Agreement with Amendment for
               Robert Ripp                                                     *
     10.6      Omnibus Incentive Plan                                          4
     10.7      Directors Stock Option Plan                                     6
     10.8      Amended Omnibus Incentive Plan                                  6
     10.9      Merger Agreement dated April 14, 2000 between Registrant
               and Horizon Photonics, Inc.                                     7
     23.1      Consent of KPMG LLP                                             *
       27      Financial Data Schedule                                         *

----------
1. This exhibit was filed as an exhibit to Our Registration Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference thereto.
2. This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-94303) dated January 10, 2000 and is incorporated herein by reference thereto.
3. This exhibit was filed as an exhibit to Our Registration Statement on Form 8-A (File No: 000-27548, respectively) dated April 28, 1998 and is incorporated herein by reference thereto.
4. This exhibit was filed as an exhibit to Our Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference thereto.
5. This exhibit was filed as an exhibit to Our Form 10-KSB for the fiscal year ended June 30, 1998 dated September 17, 1998 and is incorporated herein by reference thereto.
6. This exhibit was filed as an exhibit to Our Form 10-KSB for the fiscal year ended June 30, 1999 dated August 20, 1999 and is incorporated herein by reference thereto.
7. This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-37622) dated June 12, 2000 and is incorporated herein by reference thereto.
*    Filed herewith.

b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2000:

     1. Current report on Form 8-K dated April 14, 2000, announced the acquisition of Horizon Photonics Inc.
     2. Current report on Form 8-K dated May 16, 2000 included a copy of the press release noting the redemption of the Class B Warrants along with a copy of the redemption notice sent to registered holders of the Class B Warrants.
     3. Current report on Form 8-K/A-1 dated May 19, 2000, included the audited financial statements of Horizon Photonics, Inc. and pro forma financial statements for the acquisition of Horizon Photonics Inc.
     4. Current report on Form 8-K dated June 19, 2000, announced that the final number of shares issued, after post closing adjustments, for the acquisition of Horizon Photonics Inc. were 1,447,815 shares of Class A common stock.

                          LIGHTPATH TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of KPMG LLP, Independent Auditors ....................................F-2

Consolidated Financial Statements
Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity..............................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS


The Board of Directors
LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP


Albuquerque, New Mexico
August 4, 2000, except as to the third paragraph of note 6
which is as of August 21, 2000

                          LIGHTPATH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,         JUNE 30,
                                                                         2000             1999
                                                                     -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  58,728,130    $     413,388
  Trade accounts receivable - less allowance of $15,000                    841,533          335,706
  Inventories (NOTE 2)                                                   1,690,058          514,669
  Advances to employees and related parties                                 17,733           17,329
  Prepaid expenses and other                                               225,451           19,124
                                                                     -------------    -------------
Total current assets                                                    61,502,905        1,300,216

Property and equipment - net (NOTE 3)                                    6,482,039          893,537
Goodwill and intangible assets - net (NOTES 4 AND 5)                    31,727,811          572,877
Investment in LightChip, Inc. (NOTE 6)                                   1,000,000
                                                                     -------------    -------------
Total assets                                                         $ 100,712,755    $   2,766,630
                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   1,573,531    $     110,875
  Accrued liabilities                                                      469,771           56,285
  Accrued payroll and benefits (NOTE 8)                                    330,734          131,755
                                                                     -------------    -------------
Total current liabilities                                                2,374,036          298,915

Accrued loss of LightChip, Inc. (NOTE 6)                                        --          570,000
Note payable to stockholder (NOTE 7)                                            --           30,000

Commitments and contingencies (NOTE 15)

Redeemable common stock (NOTE 12)
  Class E-1, E-2 and E-3 - performance based and redeemable
    common stock 4,022,037 and 3,979,939 shares issued and
    outstanding                                                             40,221           39,800

Stockholders' equity (NOTES 11 AND 12)
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    Series A convertible shares, 0 and 37 issued and outstanding,
    Series B convertible shares, 0 and 1 issued and outstanding,
    Series C convertible shares, 0 and 84 issued and outstanding,
    Series F convertible shares 153 and 0 issued and outstanding,
    $1,530,000 liquidation preference at June 30, 2000                           1                1
  Common stock:
    Class A, $.01 par value, voting; 34,500,000 shares authorized;
    18,136,254 and 4,960,703  shares issued and outstanding                181,363           49,607
  Additional paid-in capital                                           142,559,848       28,379,011
  Accumulated deficit                                                  (44,442,714)     (26,600,704)
                                                                     -------------    -------------
Total stockholders' equity                                              98,298,498        1,827,915
                                                                     -------------    -------------
Total liabilities and stockholders' equity                           $ 100,712,755    $   2,766,630
                                                                     =============    =============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED JUNE 30
                                                        -----------------------------
                                                           2000              1999
                                                        ------------     ------------
REVENUES
  Telecom product and lens sales                        $  2,098,841     $    712,317
  Product development fees                                   167,423          373,809
                                                        ------------     ------------
Total revenues                                             2,266,264        1,086,126

COSTS AND EXPENSES
  Cost of goods sold                                       1,309,711          409,417
  Selling, general and administrative                      5,942,029        2,918,184
  Stock based compensation                                 3,144,980               --
  Research and development                                 1,449,347          615,371
  Amortization of goodwill and intangibles                 2,418,119               --
  Acquired in process research and development             4,200,000               --
                                                        ------------     ------------
Total costs and expenses                                  18,464,186        3,942,972
                                                        ------------     ------------
Operating loss                                           (16,197,922)      (2,856,846)

OTHER INCOME(EXPENSE)
  Investment income                                        1,062,952           95,362
  Interest and other expense                                (475,097)         (10,863)
  Equity in loss of LightChip, Inc. (NOTE 6)                      --         (361,671)
                                                        ------------     ------------
Net loss                                                $(15,610,067)    $ (3,134,018)

Imputed dividend and premium on Preferred Stock           (2,231,943)        (224,651)
                                                        ------------     ------------
Net loss applicable to common shareholders (NOTE 13)    $(17,842,010)    $ (3,358,669)
                                                        ============     ============

Basic and diluted net loss per share (NOTE 13)          $      (1.86)    $       (.79)
                                                        ============     ============

Number of shares used in per share calculation             9,586,817        4,271,313
                                                        ============     ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               CLASS A
                                                             COMMON STOCK
                                         PREFERRED     --------------------------     ADDITIONAL
                                           STOCK        NUMBER OF                      PAID-IN       ACCUMULATED
                                          AMOUNT         SHARES         AMOUNT         CAPITAL         DEFICIT          TOTAL
                                        -----------    -----------    -----------    ------------    ------------    ------------
Balances at June 30, 1998               $         5      3,330,607    $    33,306    $ 28,103,439    $(23,242,035)   $  4,894,715
 Issuance of common stock                        --          8,344             83          27,476              --          27,559
 Exercise of stock options                       --          7,264             73          39,586              --          39,659
 Issuance of common stock upon
  conversion of 12 shares Series A,
  103 shares Series B and 277 shares
  Series C convertible preferred stock           (4)     1,614,488         16,145         (16,141)             --              --
 Premium on Series A, B and C
   convertible preferred stock                   --             --             --         224,651        (224,651)             --
 Net loss                                        --             --             --              --      (3,134,018)     (3,134,018)
                                        -----------    -----------    -----------    ------------    ------------    ------------
Balances at June 30, 1999               $         1      4,960,703    $    49,607    $ 28,379,011    $(26,600,704)   $  1,827,915

 Issuance of 408 shares of Series F
   convertible preferred stock, net               4             --             --       3,880,320              --       3,880,324
 Issuance of common stock                        --         66,429            664         258,136              --         258,800
 Exercise of stock options and unit
   purchase options                              --        682,521          6,825       3,214,108              --       3,220,933
 Exercise of warrants
   Debt                                     577,350          5,774      1,264,396              --       1,270,170
   Equity                                        --      8,764,665         87,647      60,930,062              --      61,017,709
 Issuance of common stock upon
   conversion of 37 shares Series A,
   1 share Series B, 84 shares Series C
   and 255 shares Series F convertible
   preferred stock                               (4)     1,066,970         10,670         (10,666)             --              --
 Issuance of common stock upon
   conversion of 6% convertible
   debentures                                    --        569,801          5,698       1,313,423              --       1,319,121
 Issuance of common stock and stock
   options to acquire
     Horizon Photonics, Inc.                     --      1,447,815         14,478      37,954,135              --      37,968,613
 Stock based compensation                        --             --             --       3,144,980              --       3,144,980
 Imputed dividend on Series F
   convertible preferred stock                   --             --             --       2,094,662      (2,094,662)             --
 Premium on Series A, Series B,
   Series C and Series F convertible
   preferred stock                               --             --             --         137,281        (137,281)             --
 Net loss                                        --             --             --              --     (15,610,067)    (15,610,067)
                                        -----------    -----------    -----------    ------------    ------------    ------------

Balances at June 30, 2000               $         1     18,136,254    $   181,363    $142,559,848    $(44,442,714)   $ 98,298,498
                                        ===========    ===========    ===========    ============    ============    ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED
                                                                             JUNE 30
                                                                   ----------------------------
                                                                       2000            1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(15,610,067)   $ (3,134,018)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                    3,090,322         375,358
     Provision for uncollectible receivables                                 --          15,000
     Debt discount                                                      425,795              --
     Write off abandoned patent applications                            132,011              --
     Equity in loss of LightChip                                             --         361,671
     Stock based compensation                                         3,144,980              --
     Acquired in-process research and development                     4,200,000              --
  Changes in operating assets and liabilities (net of the
    effect of the acquisition of Horizon Photonics, Inc.):
    Receivables and advances to employees                               639,450         (72,984)
    Inventories                                                        (531,698)       (107,608)
    Prepaid expenses and other                                         (197,858)         24,505
    Accounts payable and accrued expenses                             1,451,545        (123,666)
                                                                   ------------    ------------
Net cash used in operating activities                                (3,255,520)     (2,661,742)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions, net                              (5,148,438)       (437,223)
  Costs incurred in acquiring patents and license agreements            (58,324)        (79,223)
  Acquisition of Horizon Photonics, Inc., net of cash acquired       (2,164,662)             --
  Investment in LightChip                                            (1,570,000)       (713,333)
                                                                   ------------    ------------
Net cash used in investing activities                                (8,941,424)     (1,229,779)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of 6% convertible debentures, net of
    discount and offering costs                                         893,326              --
  Payment on note payable                                               (30,000)             --
  Proceeds from sales of Convertible Series F preferred stock, net    3,880,324              --
  Proceeds from exercise of common stock options and warrants, net   65,509,236          39,950
  Proceeds from issuance of common stock                                258,800          27,559
                                                                   ------------    ------------
Net cash provided by financing activities                            70,511,686          67,509
                                                                   ------------    ------------
Net increase(decrease) in cash and cash equivalents                  58,314,742      (3,824,012)
Cash and cash equivalents at beginning of period                        413,388       4,237,400
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $ 58,728,130    $    413,388
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Class A common stock and stock options issued to acquire
    Horizon Photonics, Inc.                                        $ 37,968,613    $         --
  Class E common stock issued                                      $        421    $        291
  Class A common stock issued upon conversion of preferred stock   $     10,670    $     16,145

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

ORGANIZATION

LightPath Technologies, Inc. (the "Company") was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). The Company is engaged in the production of collimator and isolator products, GRADIUM(R) glass lenses and other optical materials. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics markets.

BASIS OF PRESENTATION

The Company has incurred substantial losses since inception. During fiscal year 1996, the Company completed an initial public offering ("IPO") and in fiscal years 1997, 1998 and 2000 the Company completed four private placements of convertible preferred stock and one private placement for convertible debentures to raise additional capital. These funds were used to further research, development and commercialization of optoelectronic products and GRADIUM glass lenses. During fiscal year 2000, warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

INVENTORIES which consists principally of raw materials, lenses, isolators, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT are stated at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds less estimated salvage value are depreciated on a straight-line basis over the estimated useful lives ranging from one to two years.

INTANGIBLE ASSETS consisting of goodwill, customer list, licenses, patents, trademarks and other intangibles are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets ranging from ten to seventeen years. Goodwill, customer list and other intangibles are being amortized on straight-line basis over the estimated period of benefit ranging from two to four years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis.

INVESTMENTS consists of the Company's ownership interest in LightChip Inc. (LightChip) which is accounted for under the cost method.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

STOCK BASED COMPENSATION is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met.

Pro forma information required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, has been presented under the fair value method using a Black-Scholes option pricing model.

PER SHARE DATA is accounted for under the provisions of the Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. See Note 13.

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

LONG-LIVED ASSETS are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

RECLASSIFICATION of certain amounts in the 1999 financial statements has been made to conform to the 2000 financial statement presentation.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. INVENTORIES

The components of inventories include the following at June 30:

                                                   2000            1999
                                                -----------     -----------
     Raw materials                              $   733,050     $    50,736
     Work in process                                459,789          97,321
     Finished goods                                 497,219         366,612
                                                -----------     -----------
      Total inventories                         $ 1,690,058     $   514,669
                                                ===========     ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

                                                   2000            1999
                                                -----------     -----------
     Manufacturing equipment                    $ 5,339,963     $ 1,439,237
     Computer equipment and software                757,595         299,085
     Furniture and fixtures                         296,318         117,885
     Platinum molds                                 931,815          97,288
     Leasehold improvements                       1,022,857          99,134
                                                -----------     -----------
                                                  8,348,548       2,052,629
     Less accumulated depreciation                1,866,509       1,159,092
                                                -----------     -----------
     Total property and equipment               $ 6,482,039     $   893,537
                                                ===========     ===========

4. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30:

                                                   2000            1999
                                                -----------     -----------
     Goodwill                                   $11,797,725     $        --
     Customer list                               15,900,000              --
     Developed technology                         2,400,000              --
     Covenant not-to-compete                      2,000,000              --
     Other intangibles                            1,520,000              --
     Patents and trademarks granted                 509,095         397,652
     License agreements                              40,000          40,000
     Patent applications in process                  60,845         216,959
                                                -----------     -----------
                                                 34,227,665         654,611
     Less accumulated amortization                2,499,854          81,734
                                                -----------     -----------
      Total intangible assets                   $31,727,811     $   572,877
                                                ===========     ===========

5. ACQUISITION OF HORIZON PHOTONICS, INC.

On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon") a California corporation which is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. LightPath acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A common stock and $1 million cash for a purchase price of approximately $36.2 million. The Company assumed approximately $250,000 of indebtedness of Horizon, which was repaid upon closing

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of the transaction and incurred approximately $1 million in acquistion costs. Additionally, LightPath issued replacement stock options for all of Horizon's outstanding employee stock options (approximately 193,000 shares). The fair value of the options issued of approximately $2.8 million is included in the final determination of the purchase price. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Horizon have been included in the Company's consolidated financial statements from April 14, 2000.

The purchase price was allocated to tangible net assets and identifiable intangible assets with the unallocated purchase price attributed to goodwill. The value of tangible assets acquired and liabilites assumed approximated their historical book value at April 14, 2000. The estimated fair value of identifiable intangible assets and goodwill, was determined based on a discounted cash flows assessment of management together with an independent valuation firm are as follows:

                                                               Fair Value
                                                             at Acquisition
                                                              ------------
     Current assets                                           $  1,908,395
     Equipment                                                   1,112,267
     Patents                                                        29,016
     In-process research and development                         4,200,000
     Customer list                                              15,900,000
     Developed technology                                        2,400,000
     Covenants not-to-compete                                    2,000,000
     Patents, trademark & tradename                              1,300,000
     Acquired work force                                           220,000
     Goodwill                                                   11,797,725
     Other liabilities                                            (623,576)
                                                              ------------
        Total                                                 $ 40,243,827
                                                              ============

In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, due to acquired in-process research and development based on an independent assessment of purchased technology of Horizon. This charge represents technology that did not meet the accounting definitions of "completed technology," and will have no alternative future uses if the products are not feasible. This assessment analyzed certain Micro-Collimator products as well as active alignment and isolator injection molding technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 50% to 60% of completion, with estimated completion dates through June 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in the second quarter of fiscal 2001, with projected research and development costs-to-complete of approximately $1.1 million. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Horizon had taken place at the beginning of each year presented and excludes the write-off of the acquired in-process research and development of $4.2 million.

                                                    June 30,      June 30,
     (in 000's except per share data)                 2000          1999
                                                    --------      --------
     Revenues                                       $  3,557      $  1,675
     Net loss                                       $(21,740)     $(13,109)
     Net loss per basic and diluted share           $  (1.97)     $  (2.29)

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The pro forma information is presented for informational purposes only and is not necessarily indicative of the reults of operations that actually would have been achieved had the acquisition been consummated as of that date, nor is it intended to be a projection of future results.

6. INVESTMENT IN LIGHTCHIP, INC.

During fiscal 1999, the Company discontinued application of the equity method of accounting to its investment in LightChip, a development stage company, since its pro-rata share of LightChip's losses (approximately 12.4% based on its pro-rata investment in LightChip voting preferred stock) had reduced the investment to its remaining contractually committed obligation for future funding of $570,000. In October 1999, LightChip issued additional shares of voting convertible preferred stock for $3 million, of which the Company funded its $570,000 contractual obligation. On December 8, 1999 LightChip issued additional shares of voting convertible preferred stock for $16 million, of which the Company funded $1 million. In accordance with the SEC staff position stated in EITF Topic D-84, the Company's pro-rata share of LightChip losses through December 8, 1999 totaling $514,288 were not recognized as a result of the Company's additional investment.

The Company's combined common stock and preferred stock voting interest in LightChip decreased to approximately 18% after the December 8, 1999 investment. Accordingly, as of December 8, 1999 the Company accounts for its investment in LightChip, Inc. under the cost method.

Subsequent to June 30, 2000, LightChip issued additional shares of voting convertible preferred stock for $60 million, of which the Company funded $7 million, its prorata interest, on August 21, 2000.

7. NOTE PAYABLE TO STOCKHOLDER

At June 30, 1999, the Company had a note payable to a stockholder of $30,000, which bears interest at 10.28%, payable monthly. The note was repaid by the Company in November 1999, and interest of $1,180 and $2,930 were paid in 2000 and 1999, respectively.

8. DEFERRED EMPLOYEE SALARIES

In November 1993, the Company implemented a plan for the deferral of a portion of all employees' salaries. The salaries not paid were accrued as a continuing obligation of the Company. As of June 30, 2000 and 1999, the total deferred amounts were $8,100 and $72,524, respectively. The remaining officer and the Company have agreed to make repayment of such remaining deferred amounts contingent upon the resolution of the conditions for conversion of the Class E common stock into Class A common stock.

9. CONVERTIBLE DEBENTURES

On July 28, 1999, the Company completed a private placement for $1,000,000 of 6% Convertible Debentures (the "Debentures"). The Debentures were immediately convertible into shares of Class A common stock at a conversion price of $1.76 per share. Debenture holders also received Class I warrants to acquire 427,350 shares of Class A common stock (fair value estimated by management to be $618,131). The warrant agreement provided for an exercise price of $2.20 per share. The warrants were immediately exercisable and had a five year life. On September 24, 1999 all of the Debentures and the related warrants were converted into 997,151 shares of Class A common stock. Interest of $9,370 was paid to the debenture holders. The Company recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining discount was amortized from the issuance date through the conversion date.

In connection with the private placement of the Debentures, the Company issued 150,000 Class J warrants to the placement agent, with terms identical to those issued to the Debenture holders. During the six months ended December 31, 1999, 150,000 shares of Class A common stock were issued upon exercise of all of the outstanding Class J warrants.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. INCOME TAXES

Temporary differences between the net operating losses for financial reporting and income tax purposes primarily relate to the use of the cash method of accounting and deferral of research and development and start-up expenses for tax purposes in prior years. Research and development and start-up expenses previously capitalized for tax purposes are being amortized over a five year period commencing July 1, 1996.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

                                                       2000            1999
     Deferred tax assets:                          ------------    ------------
       Start-up expenses, net                      $    601,000    $  1,197,000
       Research and development expenses                815,000         719,000
       Net operating loss carryforwards               9,743,000       6,001,000
       Stock based compensation                         240,000
       Research and development
         credit carryforwards                           256,000           8,000
                                                   ------------    ------------
     Gross deferred tax assets                       11,655,000       7,925,000
     Valuation allowance for deferred tax assets     (3,337,000)     (7,925,000)
                                                   ------------    ------------
     Total deferred tax assets                        8,318,000              --
     Deferred tax liabilities-
       intangible assets and other                   (8,318,000)             --
                                                   ------------    ------------
     Net deferred tax assets                       $         --    $         --
                                                   ============    ============

The valuation allowance has decreased by $4,588,000 and increased by $1,594,000 during the years ended June 30, 2000 and 1999, respectively. The fiscal 2000 decrease is primarily due to the interaction of the combining companies tax positions related to the non-taxable acquisition of Horizon which created a deferred tax liability. To the extent that $0.4 million of this valuation allowance related to Horizon's tax attributes is reduced in future periods, the benefit will be recognized as a reduction to goodwill. In 1999, the increase was created principally by the operating losses and the deferral of research and development expenses for tax purposes.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results from the change in the valuation allowance. At June 30, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $25 million which will begin to expire in 2009 if not previously utilized. The Company also has research and development credit carryforwards of approximately $256,000 which will begin to expire in 2009, if not previously utilized. A portion of the net operating loss carryforward and the majority of the research and development credit carryforwards are subject to certain limitations of the Internal Revenue Code which restrict their annual utilization in future periods.

11. EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

At June 30, 2000, the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. No compensation costs have been recognized for its fixed stock options grants where the fair market value of the underlying stock equaled the option price at the date of grant.

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). The Company has reserved 1,825,000 shares of common stock for awards under the Incentive Plan. The number of shares reserved for award by the Directors Plan at June 30, 2000 is 350,000 shares of common stock.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers, key employees and consultants of the Company. To date only incentive stock options have been issued under the plan with an average vesting period of the Company years. The term of the options granted under the Incentive Plan cannot exceed ten years and grants to stockholders who hold 10% or more of the Company stock cannot exceed five years from the date of grant. There are 84,285 options under the Incentive Plan available for grant at June 30, 2000.

The Directors Plan authorizes the Company to grant awards to certain eligible nonemployee directors of the Company using common stock. Under the plan formula each nonemployee director receives options to purchase shares of the Company common stock. The director's option vest ratably over their three year term. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of the underlying stock on the date the options are granted with a term of ten years. There are 82,997 options under the Director Plan available for grant at June 30, 2000.

In addition, the Company has issued nonqualified options to certain directors, officers and consultants to the Company not covered by the Incentive or Directors Plans. In November 1999, the Company entered into a Directors Compensation Agreement, pursuant to which the Company's Chairman could elect to receive a restricted stock grant if the closing price of the Company's Class A common stock exceeded certain targets during the term of the agreement. During the quarter ended March 31, 2000, the target prices defined in the agreement were reached resulting in the recording of a non-cash stock-based compensation charge which was subject to adjustment for changes in the market value of the Class A common stock. Accordingly through March 31, 2000, the Company recognized a non-cash stock-based compensation charge of approximately $710,000, under the terms of the original agreement. Subsequent to March 31, 2000, the Company modified the terms of the Directors Compensation Agreement whereby the share substitution clause was deleted. The Chairman received two nonqualified stock options to acquire 1 million and 500,000 shares each of Class A Common Stock with a ten-year term which vest on December 1, 2001. The exercise prices are $6 and $24 per share, respectively. Based on the terms of the options granted, a non-cash charge of approximately $18 million will be amortized over the vesting period of the options. This resulted in $2.7 million non-cash charge being recorded for the year ended June 30, 2000. Accordingly, future non-cash charges will be recorded of approximately $2.7 million per quarter through December 2001. In addition, 150,000 options were granted to officers at a price equal to the fair market value of the underlying stock on the date of grant, with a term of ten years. The Company did not issue any nonqualified options in 1999. Finally, the board of directors accelerated the vesting of certain options issued to outside directors which resulted in recording a stock-based compensation charge of approximately $400,000 during the year ended June 30, 2000.

A summary of the status of the stock option plans as of June 30, 2000 and 1999 and changes during the years ended is presented below:

                                                                          Weighted-Avg.
                                  Incentive    Directors                    Exercise
                                    Plan          Plan      Nonqualified     Price
                                 ----------    ----------    ----------    ----------
Shares under option:
  Outstanding at June 30, 1998      864,974        71,500        47,401    $     7.61
  Granted                           266,600       167,880            --    $     3.52
  Exercised                              --            --        (7,264)   $     5.50
  Lapsed or canceled               (132,700)      (33,331)         (209)   $     6.49
                                 ----------    ----------    ----------    ----------
  Outstanding at June 30, 1999      998,874       206,049        39,928    $     6.29
  Granted at market value           718,321        60,227       650,000    $    16.47
  Granted below market value             --            --     1,000,000    $     6.00
  Exercised                        (419,257)      (36,000)           --    $     4.77
  Lapsed or canceled                (18,181)           --          (435)   $     5.18
                                 ----------    ----------    ----------    ----------
  Outstanding at June 30, 2000    1,279,757       230,276     1,689,493    $    10.82
                                 ==========    ==========    ==========    ==========
  Options exercisable:
    June 30, 2000                   487,591       180,728        39,493    $     6.67
                                 ==========    ==========    ==========    ==========
    June 30, 1999                   502,891       115,464        39,928    $     7.16
                                 ==========    ==========    ==========    ==========

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes information about fixed stock options outstanding at June 30, 2000:

                                    Options Outstanding                        Options Exercisable
                    --------------------------------------------------   -------------------------------
                        Number         Weighted-Avg.                        Number
   Range of         outstanding at       Remaining       Weighted-Avg.   Exercisable at    Weighted-Avg.
Exercise Prices     June 30, 2000    Contractual Life   Exercise Price   June 30, 2000    Exercise Price
---------------     -------------    ----------------   --------------   -------------    --------------
   $  1 to 6            640,951          8.5 Years          $ 3.93           311,975          $ 4.16
   $ 6 to 11          1,549,607          8.3                $ 6.62           380,869          $ 7.51
   $15 to 24             29,968          9.8                $32.98                --              --
   $25 to 52            979,000          6.6                $21.30            14,968          $37.69
                     ----------                                             --------
   $ 1 to 52          3,199,526          8.6                $10.82           707,812          $ 6.67
                     ==========                                             ========

Had compensation costs for the Company's stock based compensation plans been determined consistent with FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                               2000           1999
                                                           ------------    -----------
Net loss applicable to common shareholders, as reported    $(17,842,011)   $(3,816,880)
                                                           ============    ===========
Net loss applicable to common shareholders, pro forma      $(18,719,290)   $(4,833,880)
                                                           ============    ===========
Basic and diluted net loss per share, as reported          $      (1.86)   $      (.89)
                                                           ------------    -----------
Basic and diluted net loss per share, pro forma            $      (1.95)   $     (1.13)
                                                           ------------    -----------

The weighted-average fair value of options granted during the years ended June 30, 2000 and 1999 was $9.33 and $2.27, respectively. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000 and 1999: dividend yield of 0%; expected volatility of 125% (100% for fiscal 1999); risk free interest rate of 7%; and expected lives of 3 years.

12. STOCKHOLDERS' EQUITY

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

* Authorized 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (the "E Shares" ) with $.01 par value. The stockholders of E shares are entitled to one vote for each share held. Each E share will automatically convert into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock is equal to or exceeds a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E shares will be redeemed on September 30, 2000 by the Company for $.0001 per share and will be canceled. (See Note 15)

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Preferred Stock - The Company's preferred stock consists of the following:

Authorized 5,000,000 shares of preferred stock. In June 1997, the Board of Directors designated 250 shares as Series A Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 180 shares of Series A Preferred Stock totaling $1,800,000, less issuance costs of approximately $204,000, resulting in net proceeds of approximately $1,596,000 by the final closing date, July 25, 1997. In September 1997, the Board of Directors designated 300 shares as Series B Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 230 shares of
Series B Preferred Stock totaling $2,300,000, less issuance costs of approximately $236,000 resulting in net proceeds of approximately $2,064,000 by the final closing date, October 2, 1997. In January 1998, the Board of Directors designated 500 shares as Series C Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 375 shares of Series C Preferred Stock totaling $3,750,000, less issuance costs of approximately $220,000 resulting in net proceeds of approximately $3,530,000 by the final closing date, February 9, 1998. In October 1999, the Board of Directors designated 500 shares as Series F Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 408 shares of Series F Preferred Stock totaling $4,080,000, less issuance costs of approximately
$180,000 resulting in net proceeds of approximately $3,900,000 by the final closing date, November 2, 1999.

The Series A, Series B, Series C and the Series F Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 7%-8% per annum premium. The holders of the Series A, Series B, Series C and Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A, Series B, Series C and Series F Convertible Preferred Stock is convertible into Class A common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. During fiscal 2000, the Company issued 1,066,970 shares of Class A common stock upon the conversion of the remaining 122 shares of Series A, Series B and Series C and 255 shares of Series F Preferred Stock. Approximately 1,614,000 shares of Class A common stock were issued upon the conversion of 12 shares of Series A Preferred Stock, 125 shares of Series B Preferred Stock and 277 shares of Series C Preferred Stock during fiscal 1999. The conversion price is defined as the lesser of $5.625, $7.2375, $6.675 and $5.00 for the Series A, Series B, Series C and Series F Convertible Preferred Stock, respectively, or 85% (80% Series F) of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in each of the Series A, Series B and Series C Preferred Stock was recognized as an imputed dividend prior to June 30, 1998. The discount provision in the Series F Preferred Stock was recognized as an imputed dividend for the year ending June 30, 2000, in the amount of $2,094,662, increasing net loss applicable to common shareholders from the date of issuance to the first date that conversion can occur.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

Each Class A warrant entitles the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $6.50 until February 2001. Each Class B warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $8.75 until February 2001. The warrants are redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A common stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $9.10 per share for Class A warrants and $12.25 per share for Class B warrants. On January 11, 2000, the Company called all of its outstanding Class A warrants for redemption on February 10, 2000. On May 15, 2000, the Company called all of its outstanding Class B warrants for redemption on June 13, 2000.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of June 30, 2000, substantially all of the outstanding Class A warrants and Class B warrants were exercised for net proceeds of approximately $56 million and resulted in the issuance of approximately 7.5 million shares of Class A common stock. Unexercised Class A and Class B warrants were redeemed at price of $.05 per warrant on the redemption date.

Class C, Class E, Class G and Class K warrants were issued in connection with the private placements of Series A, Series B, Series C and Series F Convertible Preferred Stock. A total of 320,000 Class C, 317,788 Class E, 365,169 Class G and 489,600 Class K warrants were granted to the preferred stockholders which entitle the holder to purchase one share of Class A common stock at an exercise price of $5.63, $7.24, $6.68 and $5.00, respectively, expiring from July 2000 to November 2002. Each of the investors in the Series F Convertible Preferred Stock previously invested in the Company's Series A, B and C Preferred Stock. In order to induce them to invest in the Series F Convertible Preferred Stock, the Company agreed to reduce the applicable exercise prices by twenty percent and extend the expiration dates by three years for all outstanding Class C, E and G warrants issued in connection with the sale of such Series A, B and C Preferred Stock. A total of 64,000 Class D, 47,668 Class F, 58,427 Class H and 125,000 Class L warrants were granted to the placement agent for each private placement which entitles the holder to purchase one share of Class A common stock at an exercise price of $5.63, $7.24, $6.68 and $5.00 respectively, expiring from July 2002 until November 2004. The Company registered the resale of the Class A common stock underlying the Series A, Series B, Series C and Series F Preferred Stock and the associated warrants on individual Form S-3's which are all effective. During fiscal 2000, approximately 1.6 million private placement warrants were exercised resulting in the issuance of approximately 1.3 million shares of Class A common stock.

On November 5, 1999 Robert Ripp entered into an agreement to purchase 62,500 shares of LightPath Class A Common Stock for $4.00 per share in connection with his election to serve as Chairman of the Board of Directors. Mr. Ripp also received warrants to purchase up to 281,250 shares of Class A Common Stock at $6.00 per share at any time through November 10, 2009. These shares were registered on a Form S-3 that became effective on January 18, 2000. In connection with the IPO, the underwriter received a Unit Purchase Option to acquire up to 160,000 IPO Units at an exercise price of $6.75 per unit. Each IPO unit consists of one Class A common share, one Class A warrant to acquire a share of Class A common stock and a Class B warrant, and one Class B warrant. The Unit Purchase Options are exercisable until February 2001, and as of June 30, 2000 only 2,145 Units, which can be exercised for 8,580 shares of Class A common stock remain outstanding.

The following table provides information on preferred stock and warrants during fiscal 1999 and 1998.

                                                               Warrants
                             Preferred     -------------------------------------------------
                           Stock - Series                 Class        Class
                              A, B, C        Class       C, E, G,     D, F, H
Shares Outstanding              & F          A & B        I & K        J & L        Other
                             ----------    ----------   ----------   ----------   ----------
  June 30, 1998                     536     4,519,000      914,068      123,345

    Conversions                    (414)           --           --           --
                             ----------    ----------   ----------   ----------   ----------
  June 30, 1999                     122     4,519,000      914,068      123,345           --

    Issuance of securities          408     2,950,469      916,950      275,000      281,250
    Conversions and
      exercises - equity           (377)   (7,469,469)  (1,392,371)    (201,345)          --
    Conversions -  debt                            --     (427,350)    (150,000)          --
                             ----------    ----------   ----------   ----------   ----------
  June 30, 2000                     153            --       11,297       47,000      281,250
                             ==========    ==========   ==========   ==========   ==========

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2000: Class A common stock options 3,199,526, private placement and other warrants to acquire 348,127 shares of Class A common stock and 370,260 Class A shares issuable upon the conversion of convertible preferred stock (minimum of 320,143 shares based on the fixed conversion price at closing). A premium ranging from 7 to 8 percent earned by the preferred shareholders of $137,281 and $224,651 increased the net loss applicable to common shareholders for the years ended June 30, 2000 and 1999, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $2,094,662 during the year ended June 30, 2000. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999.

                                                  Loss           Shares       Per Share
Year Ended June 30,                            (Numerator)    (Denominator)     Amount
                                              ------------    ------------   ------------
2000
Net loss                                      $(15,610,067)
Less: Preferred Stock Premium                     (137,281)
        Imputed dividend on Series F
          Preferred Stock                       (2,094,662)
                                              ------------
BASIC AND DILUTED EPS
Net loss applicable to common shareholders    $(17,842,010)      9,586,817   $      (1.86)
                                              ============    ============   ============
1999
Net loss                                      $ (3,134,018)
Less: Preferred Stock Premium                     (224,651)
                                              ------------
BASIC AND DILUTED EPS
Net loss applicable to common shareholders    $ (3,358,669)      4,271,313   $       (.79)
                                              ============    ============   ============

14. PENSION PLAN

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute, however, there were no Company contributions during the fiscal years ended June 30, 2000 and 1999.

15. COMMITMENTS AND CONTINGENCIES

The Company has operating leases for office equipment and office space. At June 30, 2000, the Company has entered into five lease agreements for manufacturing and office facilities in Albuquerque, New Mexico, Walnut, California and Warren, New Jersey. These leases, which are generally for five year terms with renewal options, expire beginning in April 2001 through May 2005. Equipment rental agreements are generally for three year terms. Equipment and office rent expense recognized for the years ended June 30, 2000 and 1999 was approximately $285,000 and $143,000, respectively. Commitments under noncancelable operating leases are approximately $582,000 for 2001; $491,000 for 2002; $501,000 for 2003; $341,000
for 2004 and $323,000 for 2005.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company has employment agreements, which expire in April 2001 and March 2002, with two officers which provide for a combined payment of salaries of $390,000 annually. The Company has outstanding purchase commitments for approximately $1 million at June 30, 2000, for manufacturing collimators, lens finishing and advertising. In addition, the Company has outstanding commitments to purchase approximately $1.7 million for manufacturing, research and development and computer equipment at June 30, 2000. The total capital budget for fiscal 2001 is approximately $5 million.

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on September 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and intends to vigorously defend against these claims.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position or results of operations.

16. RELATED PARTY TRANSACTIONS

Sales to Lucent Technologies, Inc., which owns approximately 3% of the outstanding Class A common stock of the Company, for the year ended June 30, 2000 were approximately $930,000. During the fiscal years ended June 30, 2000 and 1999, current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company approximately $425,000 and $127,000, respectively.

17. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represents 66% of total revenues of the Company, and Traditional Optics, which represents 34% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of fiber collimators, isolators, fiber-optic switches and other related passive component products for the optoelectronics segment of the telecommunications industry while the traditional optics segment provides for the development and sale of GRADIUM glass in the form of lenses, blanks and development fees for the general optics markets. During fiscal 2000 approximately $1,300,000 in sales were derived from one isolator and one collimator customer and approximately $227,000 of lens sales were derived from two YAG laser customers. During fiscal 1999 approximately $78,000 in sales were derived from one wafer chip inspection customer and approximately $72,000 of lens sales were derived from one YAG laser customer.

Summarized financial information concerning the Company's reportable segments for the respective years ended June 30, is shown in the following table. During fiscal 1999, the Company changed its primary marketing objectives from primarily

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

traditional optics products to the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena.

                              Opto-      Traditional   Corporate
Segment Information        Electronics     Optics     and other (1)   Total
-------------------        -----------     ------     -------------   -----
Revenues (2)
                    2000   $  1,497,911     768,353           --   $  2,266,264
                    1999   $     57,029   1,029,097           --   $  1,086,126

Segment operating
  loss (3)
                    2000   $ (7,540,317)   (365,316)  (8,292,289)  $(16,197,922)
                    1999   $ (1,172,653)   (211,218)  (1,472,975)  $ (2,856,846)

Depreciation and
  amortization
                    2000   $  2,468,543     558,205       63,574   $  3,090,322
                    1999   $     72,337     224,445       78,576   $    375,358

Capital Expenditures
  for segment assets
                    2000   $  2,768,108   2,255,552      124,778   $  5,148,438
                    1999   $    389,709      47,514           --   $    437,223

Total Assets
                    2000   $ 38,225,268   3,325,638   59,161,849   $100,712,755
                    1999   $    410,473   1,755,326      600,831   $  2,766,630
                           ============   =========      =======   ============

                                                         Other
                              United                    Foreign
Geographic Information        States       Germany     Countries        Total
----------------------        ------       -------     ---------        -----
Revenues (4)        2000      1,749,974     247,604      268,686   $  2,266,264
                    1999        678,746     168,205      239,175   $  1,086,126

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, advances, prepaid expenses and unallocated property and equipment.
(2) There were no inter-segment sales during the years ended June 30, 2000 or 1999.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, other non-operating income and expense amounts in the determination of the operating performance of the reportable segments
(4) Revenues attributed to foreign countries are export sales, and are based on the destination of the shipment. The Company has no long lived assets in a foreign country.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18. SUBSEQUENT EVENT (UNAUDITED)

On August 9, 2000, the Company entered into a definitive agreement to acquire Geltech Inc. ("Geltech"), a Delaware corporation, for an aggregate purchase price of approximately $27.5 million. Geltech is a manufacturer of precision molded aspherical optics used in the active telecommunication components markets. On the closing date, LightPath will acquire all of the outstanding shares of Geltech in exchange for approximately 823,000 shares of Class A common stock, subject to closing adjustments. The transaction will be accounted for using the purchase method of accounting and may result in a significant amount of goodwill which will be amortized over the expected period of benefit. In addition, any in-process research and development acquired will be expensed at the time of the acquisition as required by generally accepted accounting principles.

On June 30, 2000, Geltech had approximately $5 million of total assets and $1.5 million in long-term debt (unaudited). For the six months ended June 30, 2000, Geltech had total revenue of approximately $5 million and net income of approximately $230,000 (unaudited).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LIGHTPATH TECHNOLOGIES, INC.


                                    By: /s/ Donald E. Lawson     August 28, 2000
                                        ----------------------   ---------------
                                        Donald E. Lawson              Date
                                        Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald E. Lawson        August 28, 2000        /s/ Donna R. Bogue          August 28, 2000
------------------------    ---------------        ------------------------    ---------------
Donald E. Lawson                                   Donna R. Bogue
Chief Executive Officer,                           Senior Vice President, Chief
President and Director                             Financial Officer and Treasurer
(Principal Executive Officer)                      (Principal Financial Officer)




/s/ Robert Ripp             August 28, 2000        /s/ James L. Adler Jr.      August 28, 2000
------------------------    ---------------        ------------------------    ---------------
Robert Ripp                                        James L. Adler Jr.
Chairman of the Board                              Director



/s/Katherine Dietze         August 28, 2000        /s/ Louis Leeburg           August 28, 2000
------------------------    ---------------        ------------------------    ---------------
Katherine Dietze                                   Louis Leeburg
Director                                           Director



/s/ Leslie Danziger         August 28, 2000
------------------------    ---------------
Leslie Danziger
Director