Form 10QSB
period 2000-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2000-11-13
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Common Stock, Class A, $.01 par value                   19,246,199 shares
            Class                                Outstanding at October 31, 2000

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

ITEM                                                                  PAGE
----                                                                  ----

PART I FINANCIAL INFORMATION

     Consolidated Balance Sheets                                         2
     Consolidated Statements of Operations                               3
     Consolidated Statements of Cash Flows                               4
     Notes to Consolidated Financial Statements                          5
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               11

PART II OTHER INFORMATION

     Legal Proceedings                                                  15
     Changes in Securities and Use of Proceeds                          15
     Defaults Upon Senior Securities                                    15
     Submission of Matters to a Vote of Security Holders                15
     Other Information                                                  15
     Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                              16

                          LIGHTPATH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,         JUNE 30,
                                                                                 2000                 2000
                                                                             -------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  45,868,606        $  58,728,130
  Trade accounts receivable - less allowance of $55,526 and $15,000              2,588,461              841,533
  Inventories (NOTE 2)                                                           4,125,819            1,690,058
  Advances to employees and related parties                                         20,066               17,733
  Prepaid expenses and other                                                       381,925              225,451
                                                                             -------------        -------------
Total current assets                                                            52,984,877           61,502,905

Property and equipment - net                                                     9,530,526            6,482,039
Goodwill and intangible assets - net (NOTE 3)                                   49,994,144           31,727,811
Investment in LightChip, Inc. (NOTE 5)                                           8,000,000            1,000,000
                                                                             -------------        -------------
Total assets                                                                 $ 120,509,547        $ 100,712,755
                                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   1,710,341        $   1,573,531
  Accrued liabilities                                                              590,133              469,771
  Accrued payroll and benefits                                                     837,015              330,734
  Current portion of long-term debt and capital lease obligations                  246,864                   --
                                                                             -------------        -------------
Total current liabilities                                                        3,384,353            2,374,036

Long-term debt and capital lease obligations                                     1,480,315                   --
Deferred income taxes                                                            3,311,715                   --

Commitments and contingencies

Redeemable common stock (NOTE 6)
  Class E-1, E-2 and E-3 - performance based and redeemable common
   stock 0 and 4,022,037 shares issued and outstanding                                  --               40,221

Stockholders' equity (NOTE 6)
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
   Series F convertible shares 127 and 153 issued and outstanding,
   $1,270,000 liquidation preference at September 30, 2000                               1                    1
  Common stock, Class A, $.01 par value, voting; 34,500,000 shares
   authorized; 19,126,429 and 18,136,254 shares issued and outstanding             191,264              181,363
  Additional paid-in capital                                                   173,550,259          142,559,848
  Accumulated deficit                                                          (61,408,360)         (44,442,714)
                                                                             -------------        -------------
Total stockholders' equity                                                     112,333,164           98,298,498
                                                                             -------------        -------------
Total liabilities and stockholders' equity                                   $ 120,509,547        $ 100,712,755
                                                                             =============        =============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------
REVENUES
  Telecom product and lens sales                          $  2,897,569        $    164,182
  Product development fees and other sales                     167,370             104,923
                                                          ------------        ------------
Total revenues                                               3,064,939             269,105

COSTS AND EXPENSES
  Cost of sales                                              1,724,774              84,821
  Selling, general and administrative                        3,408,490             667,349
  Stock based compensation                                   2,700,000                  --
  Research and development                                   1,362,343             101,096
  Amortization of goodwill and intangibles                   2,538,130               5,250
  Acquired in process research and development               9,100,000                  --
                                                          ------------        ------------
Total costs and expenses                                    20,833,737             858,516
                                                          ------------        ------------
Operating loss                                             (17,768,798)           (589,411)

OTHER INCOME(EXPENSE)
  Investment income                                            841,057               9,212
  Interest and other expense                                   (10,992)           (436,179)
                                                          ------------        ------------
Net loss                                                  $(16,938,733)       $ (1,016,378)
Premium on preferred stock                                     (26,913)             (8,158)
                                                          ------------        ------------
Net loss applicable to common shareholders (NOTE 7)       $(16,965,646)       $ (1,024,536)
                                                          ============        ============

Basic and diluted net loss per share (NOTE 7)             $       (.93)       $       (.20)
                                                          ============        ============
Number of shares used in per share calculation              18,327,625           5,222,931
                                                          ============        ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       --------------------------------
                                                                           2000                1999
                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(16,938,733)       $ (1,016,378)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization                                           3,012,872              83,233
  Debt discount                                                                  --             425,795
  Stock based compensation                                                2,700,000                  --
  Acquired in-process research and development                            9,100,000                  --
Changes in operating assets and liabilities
 (net of the effect of the acquisition of Geltech, Inc.):
  Receivables and advances to employees                                    (532,806)            102,737
  Inventories                                                            (1,367,676)            (69,720)
  Prepaid expenses and other                                                (82,907)             (3,045)
  Accounts payable and accrued expenses                                    (158,638)            114,300
                                                                       ------------        ------------
Net cash used in operating activities                                    (4,267,888)           (363,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                                    (2,076,874)           (178,760)
Costs incurred in acquiring patents and license agreements                   (1,886)            (16,475)
Acquisition of Geltech, Inc., net of cash acquired                          (23,000)                 --
Investment in LightChip                                                  (7,000,000)                 --
                                                                       ------------        ------------
Net cash used in investing activities                                    (9,101,760)           (195,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of 6% convertible debentures, net of
 discount and offering costs                                                     --             893,324
Proceeds from exercise of common stock options and warrants, net            510,124             960,521
Proceeds from issuance of common stock                                           --               8,800
                                                                       ------------        ------------
Net cash provided by financing activities                                   510,124           1,862,645
                                                                       ------------        ------------
Net (decrease) increase in cash and cash equivalents                    (12,859,524)          1,304,332
Cash and cash equivalents at beginning of period                         58,728,130             413,388
                                                                       ------------        ------------
Cash and cash equivalents at end of period                             $ 45,868,606        $  1,717,720
                                                                       ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock, warrant and stock options
 issued to acquire Geltech, Inc.                                       $ 27,723,054        $         --
Class E common stock redemption                                        $     40,221                  --
Class A common stock issued upon conversion of preferred stock         $        556        $      5,355

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2000

ORGANIZATION

LightPath Technologies, Inc. (the "Company") was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed on August 23, 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company is engaged in the production of collimator, isolator, and precision molded aspherical optics used in the telecom components market, GRADIUM(R) glass lenses and other opticaL materials. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) foR telecom applications as well as a product family of Sol-Gel based waveguides. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics markets.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on August 31, 2000.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies as set forth in LightPath's Annual Report on Form 10-KSB dated August 30, 2000 have been adhered to in preparing the accompanying interim financial statements. These statements are unaudited but include all adjustments, which include normal recurring adjustments, that the Company considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company did not have any outstanding derivatives at September 30, 2000 or July 1, 2000, and as such, adoption of SFAS 133 had no impact on the Company's financial position or results of operations for the period ended September 30, 2000.

2. INVENTORIES

The components of inventories include the following at:

                                      September 30,          June 30,
                                          2000                 2000
                                       ----------          ----------
      Raw materials                    $2,400,086           $ 733,050
      Work in process                     684,449             459,789
      Finished goods                    1,041,284             497,219
                                       ----------          ----------
        Total inventories              $4,125,819          $1,690,058
                                       ==========          ==========

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


3. INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                              September 30,      June 30,
                                                  2000            2000
                                              -----------      -----------

      Goodwill                                $11,797,725      $11,797,725
      Customer list                            18,600,000       15,900,000
      Developed technology                     18,000,000        2,400,000
      Covenant not-to-compete                   3,100,000        2,000,000
      Other intangibles                         2,860,000        1,520,000
      Patents and trademarks granted              585,856          509,095
      License agreements                           40,000           40,000
      Patent applications in process               48,547           60,845
                                              -----------      -----------
                                               55,032,128       34,227,665
      Less accumulated amortization             5,037,984        2,499,854
                                              -----------      -----------
         Total intangible assets              $49,994,144      $31,727,811
                                              ===========      ===========

4. ACQUISITIONS

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of Class A common stock (valued at $27.5 million) and approximately $1 million in acquistion costs. The number of shares of Class A common stock issued to the former shareholders of Geltech was based on the average closing price of the Class A common stock for five days prior to the date of the purchase agreement, August 9, 2000. Geltech, a Delaware corporation, is a leading manufacturer of precision molded aspherical optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications such as optical switching, mux/demux and laser tuning as well as A product family of Sol-Gel based waveguides. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000.

The purchase price was allocated to the tangible net assets and identifiable intangible assets. The value of the tangible net assets acquired approximated their historical book value at the date of the acquisition excluding previously acquired goodwill and certain licensed technology at the acquisition date. In addition, a deferred tax liability of approximately $8.3 million was recorded together with a reduction in the Company's deferred tax valuation allowance of approximately $5 million at the acquisition date. The estimated fair value of the tangible net assets and identifiable intangible assets based on assessment of management, are as follows:

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                              Fair Value
                                                            at Acquisition
                                                            --------------

      Current assets                                         $  3,127,107
      Equipment                                                 1,446,355
      Patents                                                      62,577
      In-process research and development                       9,100,000
      Customer list                                             2,700,000
      Developed technology                                     15,600,000
      Covenants not-to-compete                                  1,100,000
      Patents, trademark & tradename                              600,000
      Acquired work force                                         740,000
      Current liabilities                                        (922,091)
      Long-term debt and capital leases                        (1,727,179)
      Deferred income taxes                                    (3,311,715)
                                                             ------------
         Total                                               $ 28,515,054
                                                             ============

In the first quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of purchased technology of Geltech. This charge represents technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain diffractive gratings, waveguides, lens arrays and sub-assembly technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon") a California corporation which is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. LightPath acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A common stock and $1 million cash for a purchase price of approximately $36.2 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Horizon have been included in the Company's consolidated financial statements from April 14, 2000. In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, due to acquired in-process research and development based on an assessment of purchased technology of Horizon.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Horizon and Geltech had taken place at the beginning of fiscal 2000 and excludes the write-off of the acquired in-process research and development of $4.2 million and $9.1 million, respectively. The pro forma information for fiscal 2001 presents the results of operations of the Company as if the acquisition of Geltech had taken place at the beginning of fiscal 2001 and excludes the write-off of the acquired in-process research and development of $9.1 million.

                                                  September 30,    September 30,
      (in 000's except per share data)                 2000            1999
                                                  -------------    -------------
      Revenues                                       $  5,550        $ 2,687
      Net loss applicable to common shareholders     $(10,302)       $(4,866)
      Net loss per basic and diluted share           $   (.54)       $  (.65)

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


The pro forma information is presented for informational purposes only and is not necessarily indicative of the reults of operations that actually would have been achieved had the acquisition been consummated as of that date, nor is it intended to be a projection of future results.

5. INVESTMENT IN LIGHTCHIP, INC.

In August 2000, LightChip, Inc. issued additional shares of voting convertible preferred stock for $60 million, of which the Company purchased $7 million. The Company's combined common stock and preferred stock voting interest in LightChip decreased from approximately 18% to 16.6% after the August 2000 investment.


6. STOCKHOLDERS' EQUITY

Authorized 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (the "E Shares" ) with $.01 par value. The stockholders of E shares are entitled to one vote for each share held. Each E share was automatically convertible into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the Class E common stock was equal to or in excess of a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E shares were redeemed by the Company, effective as of September 30, 2000. The E stockholders will receive their redemption value of $.0001 per share upon resolution of the E stockholder litigation.

The Series F Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 7% per annum premium. The holders of the Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.00 or 80% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The Company accounted for the beneficial conversion feature associated with the Series F Convertible Preferred Stock at issuance. There were 55,704 shares of Class A common stock issued upon the conversion of 26 shares of Series F Preferred Stock during the three months ended September 30, 2000.

                                                Warrants
                        Preferred    Common      Class       Common       Unit
                          Stock      Stock       C,E,L       Stock      Purchase
Shares Outstanding       Series F   Class A     & Other      Options     Options
                         --------   -------     -------      -------     -------
Outstanding at
  June 30, 2000            153     18,136,254    339,547    3,199,526     2,145

    Conversions            (26)        64,288         --           --    (2,145)
    Option grants           --             --         --       31,000        --
    Exercise of options     --        103,150         --     (103,150)       --
    Forfeitures             --             --         --       (9,058)       --
    Acquisition of
    Geltech                 --        822,737      6,753           --        --
                          ----    -----------   --------   ----------    ------
Outstanding at
  September 30, 2000       127     19,126,429    346,300    3,118,318        --

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


7. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at September 30, 2000: 3,118,318 Class A common stock options, 346,300 private placement and other warrants, 307,340 Class A shares issuable upon the conversion of convertible preferred stock (minimum of 270,221 shares based on the fixed conversion price at closing). A seven percent premium earned by the preferred shareholders of $26,914 and $8,158 increased the net loss applicable to common shareholders for the three months ended September 30, 2000 and 1999, respectively.

8. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represents 92% of total revenues of the Company, and Traditional Optics, which represents 8% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of LightPath fiber collimators and fiber-optic switches; Horizon's free space isolators and Geltech's precision molded aspherical optics (only 10 days of Geltech's sales are included in the first quarter of fiscal 2001) and other related passive component products for the optoelectronics segment of the telecommunications industry while the traditional optics segment provides for the development and sale of GRADIUM glass in the form of lenses, blanks and development fees for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the quarters ended September 30, is shown in the following table.

                               Opto-     Traditional  Corporate
Segment Information         Electronics    Optics    and Other(1)      Total
-------------------         -----------    ------    ------------      -----
Revenues (2)
  2000                      $2,815,256     249,683            --   $  3,064,939
  1999                          32,564     236,541            --        269,105

Segment operating loss (3)
  2000                     $(1,824,961)   (317,047)  (15,626,790)  $(17,768,798)
  1999                        (237,172)    (27,352)     (324,887)      (589,411)

(1) Corporate functions include certain members of executive management, the corporate accounting and finance function, non-cash charges and other typical administrative functions which are not allocated to segments.
(2) There were no inter-segment sales during the quarters ended September 30, 2000 and 1999.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

TELECOM SEGMENT

     During the first quarter of fiscal 2001 our optoelectronics and fiber telecommunications segment was impacted by:

     * the September 20, 2000 expansion of our telecom products to include active components through the acquisition of privately held Geltech. We began acquisition talks with Geltech, due to our interest in their precision molded aspherical optics used in the active telecommunication components markets. The acquisition purchase price was $27.5 million which was paid through the issuance of 822,737 shares of Class A common stock;

     * the Company's investment in LightChip, Inc. of $7 million (August 2000 private placement significant investors included Berkeley International, Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath);

     * the August 2000 introduction of the LP1600 opto-mechanical switch at the National Fiber Optics Engineers Conference is a continuation of our strategic plan to bring additional component products into the telecom sector. The switch employees a patented retro-reflecting mirror design in conjunction with our Gen3 collimator which has the lowest documented insertion loss reported to date in these devices; and

     * continued record sales backlog at September 30, 2000 of $10.2 million, of which telecom orders were $9.8 million.

     First quarter of fiscal 2001 telecom product sales increased to approximately $2,815,000 versus $1,243,000 for the fourth quarter of fiscal 2000 and $32,600 for the comparable period last year. The telecom segment results include LightPath's $729,000 of collimator product sales, Horizon's isolator sales of $1,696,000 and Geltech's sales for ten days were $390,000. The telecom product backlog increased to $9.8 million at September 30, 2000, versus $4 million at June 30, 2000. The backlog is composed of $1.6 million for collimator products, $2.4 million for isolator products, and $5.8 million for active telecom components.

     Our internal focus continues to be on the sale and shipment of products and samples of our Gen3 collimators and development of manufacturing capacity at all of our locations. Based on the results of customers' testing and qualification of our telecom products, we believe higher-volume production orders will continue to develop. We believe that our increased sales and sales orders reflect this positive feedback and customer qualification.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GELTECH ACQUISITION

     On August 9, 2000, the Company entered into a definitive agreement to acquire Geltech Inc., a Delaware corporation, for an aggregate purchase price of approximately $28.5 million. Geltech is a manufacturer of precision molded aspherical optics used in the active telecommunication components markets. On the closing date September 20, 2000, LightPath acquired all of the outstanding shares of Geltech in exchange for 822,737 shares of Class A common stock. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000. In the first quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development. The value assigned to in-process R&D was determined based on estimates of the resulting net cash flows from diffractive gratings, waveguides, lens arrays and sub-assembly technologies and the discounting of such cash flows to present value. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. In projecting net cash flows resulting from diffractive gratings, waveguides, lens arrays and sub-assembly technologies, management estimated revenues, cost of sales, R&D expenses, selling, general and administrative (SG&A) expenses and income taxes for those projects. These estimates were based on the following assumptions:

     * Estimated revenues projected a compound annual growth rate over six years of approximately 132%. Projections of revenue growth for the various products in development were based on management's estimates of market size and growth supported by market data and by the nature and expected timing of the development of the products by LightPath and its competitors.

     * The estimated cost of sales as a percentage of revenue, initially at 51% increasing to 60%, was consistent with the historical rates for Geltech's business as well as their business plan analysis.

     * Estimated SG&A costs were expected to decrease as a percentage of sales, from 21% to approximately 13% in later years.

     * The estimated R&D costs were expected to remain approximately 10% of sales as most R&D efforts are in a development or maintenance phase.

     *    A 38% effective tax rate was estimated.

     The projected net cash flows for the in-process projects were discounted using a range of 30% to 65% weighted-average cost of capital (WACC) based on consideration of the perceived risk of each project considering estimated completion percentage, technology advances, market acceptance and future projected financial expectations. The calculation produces the average required rate of return of an investment in an operating enterprise. The WACC selected was based upon venture capital rates of return as required for investment in companies during their early stages of development and reflective of the risk associated with corresponding development/operating challenges. A WACC range of 25% to 30% was used to determine the value of the return of the developed technology, the customer list and other intangibles acquired as part of the purchase of Geltech.

TRADITIONAL OPTICS SEGMENT

     During the first quarter of fiscal 2001, the majority of our approximately $250,000 traditional optics segment sales were laser optic lenses versus $143,000 for the fourth quarter of fiscal 2000 and $237,000 for the comparable period last year. Revenues for the first quarter of fiscal 2000 included approximately $105,000 in license fees and government funded subcontracts. Joining with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock") we are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock sold their precision optics division to Linos AG, a pioneer in the field of photonics, in June 2000. We believe our agreement and relationships will continue to grow under the Linos AG/Rodenstock alliance. We believe the relationship with Linos AG/Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. Our remaining distributors continue to work with existing markets for GRADIUM in

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

their respective countries primarily in the area of the YAG laser market. At September 30, 2000, we had a lens product backlog of $443,000 as compared to $305,000 at June 30, 2000.

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $3.1 million for the first quarter of fiscal 2001, an increase of approximately $2.8 million or 1039% over fiscal 2000. The increase was primarily attributable from an increase of $1,695,000 (61%) from Horizon isolator and other sales, $715,000 (25%) in LightPath product sales, primarily for telecom products, and $390,000 (14%) in Geltech product sales. At September 30, 2000, our consolidated backlog was $10.2 million consisting of $2.4 million in isolator sales, $1.6 million for collimator sales, $5.8 million in active components and $422,000 for lens sales, as compared to June 30, 2000 sales backlog of $4.3 million. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     In first quarter of fiscal 2001, consolidated cost of sales was 56% of product sales, an improvement from the fourth quarter where cost of sales was 62% but an increase from first quarter of fiscal 2000, when cost of sales was 52% of product sales. The increase was primarily due to lower margins on telecom products. It is anticipated that our telecom products will continue to maintain a cost of sales in the 60% range for fiscal 2001 as we work to expand our manufacturing capabilities and product lines. During the first quarter of fiscal 2001, selling, general and administrative costs increased by $2.7 million from first quarter of fiscal 2000 to $3.4 million due to $650,000 of Horizon and Geltech costs and the $2 million balance due from increases in personnel in administration and manufacturing support. We incurred several non-cash charges during the first quarter of fiscal 2001; Geltech's $9.1 million non-recurring in-process research and development charge, $2.5 million in amortization of acquisition's goodwill and intangibles, and $2.7 million in non-cash stock-based compensation charges due to Mr. Ripp's stock options. Research and development costs increased by approximately $1.3 million to $1.4 million in first quarter of fiscal 2001 versus 2000 of which $400,000 was due to acquisitions. The majority of development work consisted of expenses associated with the Gen3 collimator assembly, LP1600 opto-mechanical switch and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Horizon continues its efforts in the area of isolators and micro-collimators and Geltech has research ongoing for diffractive gratings, waveguides, lens arrays and sub-assembly technologies.

     Investment income increased approximately $832,000 in first quarter of fiscal 2001 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense was not significant in 2001. In July 1999, we issued $1 million aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. We recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock.

     Net loss of $16.9 million in first quarter of fiscal 2001 was an increase of approximately $16 million from first quarter of fiscal 2000 of which $14.3 million relates to non-cash charges which includes, $9.1 million of non-recurring write off of Geltech's in-process research and development, $2.7 million in stock-based compensation charges, and $2.5 million in amortization of acquisition's goodwill and intangibles. The remaining $4.4 million increase was due primarily to increased cost of sales and operating costs primarily in selling, general and administrative expense and an $1.3 million increase in research and development costs. These increased costs were partially offset by the $2.8 million increase in total revenues, $832,000 increase in interest income and the $425,000 reduction of interest expense. Net loss applicable to common shareholders of $17 million for the first quarter of fiscal 2001 included an additional charge of $26,913 attributable to the premium on our outstanding preferred stock. Net loss per share of $.93 in fiscal year 2001 was an increase of $.73 compared to the fiscal 2000 first quarter net loss per share.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL RESOURCES AND LIQUIDITY

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000, we received net proceeds of approximately $66 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements. Since June 30, 2000, we have received net proceeds of approximately $510,000 from the exercise of stock options.

     Cash used in operations for the first quarter of fiscal 2001 was approximately $4.3 million, an increase of approximately $4 million from first quarter of fiscal 2000, due primarily to increased raw materials maintained in inventory and administrative costs due to our acquisitions and increases in staff. We expect to continue to incur net losses until such time, if ever, we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During for the first quarter of fiscal 2001, we expended approximately $2.1 million for capital equipment and patent protection. The majority of the capital expenditures during the year were related to the development of our clean rooms and equipment used to expand our manufacturing facilities. We have outstanding budget commitments for fiscal 2001, to expend an additional $3 million. In addition, approximately $5 million will be used to fund expansion of Geltech's manufacturing facilities over the next 18 months. The remaining fiscal 2001 projected capital expenditures are for research and development equipment and construction of additional collimator manufacturing and testing stations.

     In August 2000, we purchased $7 million of LightChip, Inc. preferred stock as part of a private placement in which LightChip, Inc. issued $60 million of convertible preferred stock.

     In September 2000, we acquired Geltech, a Delaware corporation for an aggregate purchase price of approximately $27.5 million. We acquired all of the outstanding shares of Geltech for 822,737 shares of Class A common stock. The expenses of approximately $1million incurred for the acquisition were provided from our working capital.

INFLATION; SEASONALITY

     The Company has not been significantly impacted by inflation in 2001 due to the nature of its product components. The Company does not believe that seasonal factors will have a significant impact on its business.


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

                          LIGHTPATH TECHNOLOGIES, INC.
                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on September 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. Subsequent to September 30, 2000, the Company entered into a proposed settlement of this lawsuit. The Company expects the Delaware Chancery Court to schedule a hearing on the proposed settlement.

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

     LightPath is subject to various claims and lawsuits in the ordinary course of its business, none of which are considered material to the Company's financial condition and results of operations. There have been no material developments in any legal actions reported in the Company's Form 10-KSB for the year ended June 30, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

        Exhibit 27 - Financial Data Schedule

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2000:

     1. Current Report on Form 8-K dated August 9, 2000, announced the merger agreement with Geltech, Inc.
     2. Current Report on Form 8-K dated October 3, 2000, announced that the final number of shares issued, after closing adjustments, for the acquisition of Geltech, Inc. were 822,737 shares of Class A common stock.
     3. Current Report on Form 8-K/A-1 dated October 11, 2000, included the audited financial statements of Geltech, Inc. and pro forma financial statements for the acquisition of Geltech, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                  LIGHTPATH TECHNOLOGIES, INC.


                                  By: /s/ Donna Bogue          November 12, 2000
                                     -------------------------------------------
                                     Donna Bogue                            Date
                                     Chief Financial Officer