Form 10QSB
period 2000-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2001-02-13
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________


                        Commission File Number 000-27548

                                -----------------

                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                          86-0708398
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                            http://www.lightpath.com

           3819 Osuna, N.E.                                         87109
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

Common Stock, Class A, $.01 par value                    19,321,487 shares
              Class                              Outstanding At January 31, 2001

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I FINANCIAL INFORMATION

     Consolidated Balance Sheets                                              2
     Consolidated Statements of Operations                                    3
     Consolidated Statements of Cash Flows                                    4
     Notes to Consolidated Financial Statements                               5
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   12

PART II OTHER INFORMATION

     Legal Proceedings                                                       18
     Changes in Securities and Use of Proceeds                               18
     Defaults Upon Senior Securities                                         18
     Submission of Matters to a Vote of Security Holders                     19
     Other Information                                                       19
     Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                   20

                          LIGHTPATH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            DECEMBER 31,         JUNE 30,
                                                                               2000                2000
                                                                          -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $  38,247,078       $  58,728,130
  Trade accounts receivable - less allowance of $105,528 and $15,000          5,238,150             841,533
  Inventories (NOTE 2)                                                        4,479,812           1,690,058
  Advances to employees and related parties                                      29,747              17,733
  Prepaid expenses and other                                                    452,673             225,451
                                                                          -------------       -------------
Total current assets                                                         48,447,460          61,502,905

Property and equipment - net                                                 10,757,909           6,482,039
Goodwill and intangible assets - net (NOTES 3 AND 4)                         46,349,597          31,727,811
Investment in LightChip, Inc. (NOTE 5)                                        8,234,885           1,000,000
                                                                          -------------       -------------
Total assets                                                              $ 113,789,851       $ 100,712,755
                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   1,108,532       $   1,573,531
  Accrued liabilities                                                           548,208             469,771
  Accrued payroll and benefits                                                  992,203             330,734
  Current portion of long-term debt and capital lease obligations               357,379                  --
                                                                          -------------       -------------
Total current liabilities                                                     3,006,322           2,374,036

Long-term debt and capital lease obligations                                    572,239                  --
Deferred income taxes                                                         3,316,304                  --

Commitments and contingencies

Redeemable common stock (NOTE 6)
  Class E-1, E-2 and E-3 - performance based and redeemable common
   stock; 0 and 4,022,037 shares issued and outstanding                              --              40,221

Stockholders' equity (NOTE 6)
  Preferred stock: $.01 par value; 5,000,000 shares authorized;
    Series F convertible shares; 127 and 153 shares issued and
    outstanding, $1,270,000 liquidation preference at December 31, 2000               1                   1
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 19,273,968 and 18,136,254 shares
    issued and outstanding                                                      192,740             181,363
  Additional paid-in capital                                                176,974,118         142,559,848
  Accumulated deficit                                                       (70,271,873)        (44,442,714)
                                                                          -------------       -------------
Total stockholders' equity                                                  106,894,986          98,298,498
                                                                          -------------       -------------
Total liabilities and stockholders' equity                                $ 113,789,851       $ 100,712,755
                                                                          =============       =============

SEE ACCOMPANYING NOTES

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                      -----------------------------   -----------------------------
                                                          2000             1999           2000             1999
                                                      ------------     ------------   ------------     ------------
REVENUES
  Telecom product and lens sales                      $  7,757,106     $    215,295   $ 10,654,675     $    379,477
  Product development fees and other sales                   3,500           62,500        170,870          167,423
                                                      ------------     ------------   ------------     ------------
Total revenues                                           7,760,606          277,795     10,825,545          546,900

COSTS AND EXPENSES
  Cost of sales                                          4,711,487          105,009      6,436,261          189,830
  Selling, general and administrative                    4,275,338          979,716      7,683,828        1,647,065
  Research and development                               1,768,900          189,169      3,131,243          290,265
  Stock-based compensation                               2,782,773               --      5,482,773               --
  Amortization of goodwill and intangibles               3,676,212            5,531      6,214,342           10,781
  Acquired in process research and development                  --               --      9,100,000               --
                                                      ------------     ------------   ------------     ------------
Total costs and expenses                                17,214,710        1,279,425     38,048,447        2,137,941
                                                      ------------     ------------   ------------     ------------
Operating loss                                          (9,454,104)      (1,001,630)   (27,222,902)      (1,591,041)

OTHER INCOME(EXPENSE)
  Investment income                                        646,873           45,448      1,487,930           54,660
  Interest and other expense                               (37,730)            (397)       (48,722)        (436,576)
                                                      ------------     ------------   ------------     ------------
Net loss                                              $ (8,844,961)    $   (956,579)  $(25,783,694)    $ (1,972,957)
Imputed dividend and premium on preferred stock            (18,551)      (1,183,042)       (45,464)      (1,191,200)
                                                      ------------     ------------   ------------     ------------
Net loss applicable to common shareholders (NOTE 7)   $ (8,863,512)    $ (2,139,621)  $(25,829,158)    $ (3,164,157)
                                                      ============     ============   ============     ============
Basic and diluted net loss per share (NOTE 7)         $       (.46)    $       (.32)  $      (1.38)    $       (.53)
                                                      ============     ============   ============     ============
Number of shares used in per share calculation          19,242,857        6,786,966     18,785,241        6,004,947
                                                      ============     ============   ============     ============

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                       ----------------------------------
                                                                           2000                  1999
                                                                       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                              $(25,783,694)         $ (1,972,957)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                           7,343,661               212,125
  Write-off of abandoned patent applications                                     --                33,764
  Debt discount                                                                  --               425,795
  Stock-based compensation                                                5,482,773                    --
  Acquired in-process research and development                            9,100,000                    --
 Changes in operating assets and liabilities (net of
  the effect of the acquisition of Geltech, Inc.):
  Receivables and advances to employees                                  (3,192,176)               66,416
  Inventories                                                            (1,721,669)              (68,370)
  Prepaid expenses and other                                               (153,655)              (13,315)
  Accounts payable and accrued expenses                                    (647,184)               52,109
                                                                       ------------          ------------
Net cash used in operating activities                                    (9,571,944)           (1,264,433)

CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment additions, net                                   (3,968,052)             (419,697)
 Costs incurred in acquiring patents and license agreements                 (33,550)              (46,843)
 Acquisition of Geltech, Inc., net of cash acquired                         (18,411)                   --
 Investment in LightChip                                                 (7,234,885)           (1,570,000)
                                                                       ------------          ------------
Net cash used in investing activities                                   (11,254,898)           (2,036,540)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of 6% convertible debentures, net of
  discount and offering costs                                                    --               893,326
 Payments on note payable and capital leases                               (797,561)              (30,000)
 Proceeds from sales of Convertible Series F preferred stock, net                --             3,880,496
 Proceeds from exercise of common stock options and warrants, net         1,143,351             3,569,243
 Proceeds from issuance of common stock                                          --               258,800
                                                                       ------------          ------------
Net cash provided by financing activities                                   345,790             8,571,865
                                                                       ------------          ------------
Net (decrease) increase in cash and cash equivalents                    (20,481,052)            5,270,892
Cash and cash equivalents at beginning of period                         58,728,130               413,388
                                                                       ------------          ------------
Cash and cash equivalents at end of period                             $ 38,247,078          $  5,684,280
                                                                       ============          ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Class A common stock, warrant and stock options
  issued to acquire Geltech, Inc.                                      $ 27,713,837          $        --
 Class A common stock issued upon conversion of preferred stock        $        556          $      5,450
 Class E common stock issued                                           $         --          $        363
 Class E common stock redemption                                       $     40,221          $         --

SEE ACCOMPANYING NOTES

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2000

ORGANIZATION

LightPath Technologies, Inc. ("LightPath" or the "Company") was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company is engaged in the production of collimator, isolator, and precision molded aspherical optics used in the telecom components market, GRADIUM(R) glass lenses and other optical materials. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications as well as a product family of Sol-Gel based waveguides. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics markets. As used herein, the terms ("LightPath" or the "Company"), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on August 31, 2000.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies as set forth in LightPath's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, which include normal recurring adjustments, that the Company considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

Revenues  from  two  customers  of  the  Company's   telecom  segment  represent
approximately $5.7 million or 53% of the Company's consolidated revenues for the six month period ended December 31, 2000.

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company did not have any outstanding derivatives at December 31, 2000 or July 1, 2000, and as such, adoption of SFAS 133 had no impact on the Company's financial position or results of operations for the three or six month periods ended December 31, 2000.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. INVENTORIES

The components of inventories include the following at:

                                                 DECEMBER 31           JUNE 30
                                                    2000                 2000
                                                 ----------           ----------
Raw materials                                    $2,530,613           $  733,050
Work in process                                     589,217              459,789
Finished goods                                    1,359,982              497,219
                                                 ----------           ----------
Total inventories                                $4,479,812           $1,690,058
                                                 ==========           ==========

3. INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                                   DECEMBER 31        JUNE 30
                                                      2000              2000
                                                   -----------       -----------
Goodwill                                           $11,797,725       $11,797,725
Customer list                                       18,600,000        15,900,000
Developed technology                                18,000,000         2,400,000
Covenant not-to-compete                              3,100,000         2,000,000
Other intangibles                                    2,860,000         1,520,000
Patents and trademarks granted                         620,563           509,095
License agreements                                      40,323            40,000
Patent applications in process                          45,181            60,845
                                                   -----------       -----------
                                                    55,063,792        34,227,665
Less accumulated amortization                        8,714,195         2,499,854
                                                   -----------       -----------
 Total intangible assets                           $46,349,597       $31,727,811
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

The purchase price was allocated to the tangible net assets and identifiable intangible assets. The value of the tangible net assets acquired approximated their historical book value at the date of the acquisition excluding previously acquired goodwill and certain licensed technology at the acquisition date. In addition, a deferred tax liability of approximately $8.3 million was recorded together with a reduction in the Company's deferred tax valuation allowance of approximately $5 million at the acquisition date. The estimated fair value of the tangible net assets and identifiable intangible assets, based on management's assessment, are as follows:

                          LIGHTPATH TECHNOLOGIES, INC.
                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


                                                                    FAIR VALUE
                                                                  AT ACQUISITION
                                                                  --------------
Current assets                                                     $  3,127,107
Equipment                                                             1,437,138
Patents                                                                  62,577
In-process research and development                                   9,100,000
Customer list                                                         2,700,000
Developed technology                                                 15,600,000
Covenants not-to-compete                                              1,100,000
Patents, trademark & tradename                                          600,000
Acquired work force                                                     740,000
Current liabilities                                                    (922,091)
Long-term debt and capital leases                                    (1,727,179)
Deferred income taxes                                                (3,316,304)
                                                                   ------------
   Total                                                           $ 28,501,248
                                                                   ============

In the first quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of purchased technology of Geltech. This charge represents technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain diffractive gratings, waveguides, lens arrays and sub-assembly technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. The estimated fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon") a California corporation, which is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. LightPath acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A common stock and $1 million cash, for a total purchase price of approximately $36.2 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Horizon have been included in the Company's consolidated financial statements from April 14, 2000. In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, due to acquired in-process research and development based on an assessment of purchased technology of Horizon.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Horizon and Geltech had taken place at the beginning of fiscal 2000 and excludes the write-off of the acquired in-process research and development of $4.2 million and $9.1 million, respectively.


(IN 000'S EXCEPT PER SHARE DATA)           DECEMBER 31, 2000   DECEMBER 31, 1999
--------------------------------           -----------------   -----------------
Revenues                                        $ 13,310           $  4,543
Net loss applicable to common shareholders      $(19,166)          $(11,289)
Net loss per basic and diluted share            $  (1.00)          $  (1.36)

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that date, nor is it intended to be a projection of future results.

5. INVESTMENT IN LIGHTCHIP, INC.

In August 2000, LightChip, Inc. issued to investors additional shares of voting convertible preferred stock for $60 million, of which the Company purchased $7.2 million. The Company's combined common stock and preferred stock voting interest in LightChip decreased from approximately 18% to 16.6% after the August 2000 investment.

6. STOCKHOLDERS' EQUITY

The Company's authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares" ) with $.01 par value. The stockholders of E Shares are entitled to one vote for each share held. Each E Share was automatically convertible into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the E Shares was equal to or in excess of a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E Shares were redeemed by the Company, effective as of September 30, 2000. The holders of E Shares will receive their redemption value of $.0001 per share upon resolution of certain stockholder litigation relating to E Shares. See Note 9.

The Series F Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 7% per annum premium. The holders of the Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.00 or 80% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The Company accounted for the beneficial conversion feature associated with the Series F Convertible Preferred Stock at issuance. There were 55,704 shares of Class A common stock issued upon the conversion of 26 shares of Series F Preferred Stock during the six months ended December 31, 2000.

                                                              WARRANTS
                                  PREFERRED     COMMON        CLASS        COMMON        UNIT
                                    STOCK        STOCK        C, E, L       STOCK      PURCHASE
SHARES OUTSTANDING                 SERIES F     CLASS A       & OTHER      OPTIONS      OPTIONS
------------------                 --------     -------       -------      -------      -------
Outstanding at June 30, 2000         153      18,136,254    339,547       3,199,526      2,145

    Conversions                      (26)         64,288         --              --     (2,145)
    Option grants                     --              --         --         532,213         --
    Exercise of options
    and warrants                      --         250,689    (47,000)       (209,374)        --
    Forfeitures                       --              --         --          (9,058)        --
    Acquisition of Geltech            --         822,737      6,753              --         --
                                    ----      ----------   --------      ----------    -------
Outstanding at December 31, 2000     127      19,273,968    299,300       3,513,307         --
                                    ====      ==========   ========      ==========    =======

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


7. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at December 31, 2000: 3,513,307 shares of Class A common stock issuable upon exercise of outstanding stock options, 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants, 307,340 shares of Class A common stock issuable upon the conversion of convertible preferred stock (minimum of 274,703 shares based on the fixed conversion price at closing). A seven percent premium earned by the preferred shareholders of $18,551 and $46,522 increased the net loss applicable to common shareholders for the three months ended December 31, 2000 and 1999, respectively. A seven percent premium earned by the preferred shareholders of $45,464 and $54,680 increased the net loss applicable to common shareholders for the six months ended December 31, 2000 and 1999, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $1,136,520 for the three months and six months ended December 31, 1999. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


8. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications (optoelectronics), which represents 80% of total revenues of the Company, and Traditional Optics, which represents 20% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The optoelectronics segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspherical optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the six months and three months ended December 31, is shown in the following table. Geltech's sales since September 20, 2000 are included in the fiscal 2001 results.

SEGMENT                                              OPTO-        TRADITIONAL      CORPORATE
INFORMATION                       ELECTRONICS       OPTICS        AND OTHER (1)      TOTAL
-----------                       -----------       ------        -------------      -----
SIX MONTHS ENDED DECEMBER 31

Revenues (2)
2000                             $  8,643,480      2,182,065               --     $ 10,825,545
1999                                   84,927        461,973               --          546,900

Segment operating loss (3)
2000                             $ (3,429,433)       (41,966)     (23,751,503)    $(27,222,902)
1999                                 (584,292)      (195,992)        (810,757)      (1,591,041)
                                 ------------     ----------     ------------     ------------
THREE MONTHS ENDED DECEMBER31

Revenues (2)
2000                             $  5,828,224      1,932,382               --     $  7,760,606
1999                                   52,363        225,432               --          277,795

Segment operating loss (3)
2000                             $ (1,604,472)      (275,081)      (8,124,713)    $ (9,454,104)
1999                                 (347,120)      (168,640)        (485,870)      (1,001,630)
                                 ------------     ----------     ------------     ------------

(1) Corporate functions include certain members of executive management, the corporate accounting and finance function, non-cash charges and other typical administrative functions which are not allocated to segments.
(2)  There were no inter-segment sales during all periods presented.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


9. CONTINGENCIES

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on December 31, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option would be priced at the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options to purchase Class A Common Stock, approximately 40,221 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement. The settlement proposal was made to include all holders of Class E Common Stock holders. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In light of the Chancery Court's letter, the Company is evaluating the proposed settlement offer and exploring various other strategies for resolving the Delaware lawsuit. Due to the uncertainty regarding the proposed settlement offer, the different exchange methods and the coverage of insurance for such claims, the Company has not been able to determine that it is probable that the settlement offer above will occur nor the likely amounts to be accrued for any possible settlement costs.

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

     On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisors and seeking to terminate the agreement. On or about November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. The Company believes the allegations underlying the New York claims have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and intends to vigorously defend against these claims.

     LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-KSB for the year ended June 30, 2000.

                          LIGHTPATH TECHNOLOGIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SIMILAR MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EARLY STAGE OF DEVELOPMENT, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN THE COMPANY'S REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1999

TELECOM SEGMENT

     For the second quarter of fiscal 2001 telecom product sales increased 107% to approximately $5.8 million versus $2.8 million for the first quarter of fiscal 2001 and $52,363 for the comparable period last year. The telecom segment results include $1.4 million of collimator product sales, isolator sales of $3.1 and $1.3 million of active telecom components sales. The telecom product backlog increased to $20.2 million at December 31, 2000, versus $9.8 million at September 30, 2000. The sales backlog is composed of $2.1 million for collimator products, $15.6 million for isolator products, and $2.5 million for active telecom components. The telecom segment incurred an operating loss of $1.6 million for the second quarter of fiscal 2001 as compared to $0.3 million for the comparable period last year.

     Our internal focus continues to be on the sale and shipment of products and samples of our Gen3 collimators and development of manufacturing capacity at all of our locations. During the second fiscal quarter of 2001, the expansion work at Horizon's was completed at their automated manufacturing facility which is dedicated to large volume isolator production and the development of next-generation optical subassemblies. Based on the results of customers' testing and qualification of our telecom products, we believe higher-volume production orders will continue to develop. We believe that our increased sales and sales orders reflect this positive feedback and customer qualification.

TRADITIONAL OPTICS SEGMENT

     During the second quarter of fiscal 2001, the majority of our approximately $1.9 million of traditional optics segment sales were $1.7 million in finished lens products and $210,000 from laser optic lenses, versus $250,000 for the first quarter of fiscal 2001 and $225,000 for the comparable period last year. The growth was due to the acquisition of Geltech's traditional optics business in September 2000. Geltech's products are used in data storage and by manufacturers of medical equipment. The majority of their sales are due to custom quotations as they have no direct distribution channels. Revenues for the second quarter of fiscal 2000 included approximately $62,500 in license fees. At

                          LIGHTPATH TECHNOLOGIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


December 31, 2000, we had lens product backlog of $2.8 million as compared to $443,000 at September 30, 2000. The traditional optics segment incurred an operating loss of approximately $275,000 for the second quarter of fiscal 2001 as compared to approximately $169,000 for the comparable period last year.

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $7.8 million for the second quarter of fiscal 2001, an increase of approximately $7.5 million or 2694% over revenues for the second quarter of fiscal 2000. The increase was primarily attributable from an increase of $3.1 million (42%) from isolator and other related product sales, $3.1 million (41%) from active telecom components and finished lens sales and $1.3 million (17%) from collimator product sales. At December 31, 2000, our consolidated backlog was $23 million consisting of $15.6 million in isolator sales, $2.1 million for collimator sales, $2.5 million in active components and $2.8 for lens sales, as compared to September 30, 2000 and June 30, 2000 sales backlog of $10.2 million and $4.3 million, respectively. Sales revenues from orders will be recognized in future quarters, generally six to twelve months, as the products are shipped.

     In second quarter of fiscal 2001, consolidated cost of sales was 61% of product sales, an increase from the first quarter of fiscal 2001, when cost of sales was 56% of product sales and the comparable period last year when cost of sales were 49%. The increase was primarily due to lower margins on telecom products. It is anticipated that our telecom products will continue to maintain a cost of sales in the 60% range for fiscal 2001 as we work to expand our manufacturing capabilities and product lines.

     During the second quarter of fiscal 2001, selling, general and administrative costs increased by $3.3 million from second quarter of fiscal
2000 to $4.3 million, due to $1.6 million of administrative costs incurred by our acquisitions, Horizon and Geltech, and the $1.6 million increase in LightPath personnel in administration and manufacturing support. We incurred several non-cash charges during the second quarter of fiscal 2001 including, $3.7 million in amortization of acquisition's goodwill and intangibles, and $2.8 million in non-cash stock-based compensation charges. Research and development costs increased by approximately $1.6 million to $1.8 million in second quarter of fiscal 2001 versus 2000 of which $615,000 was due to acquisitions. The majority of development work consisted of expenses associated with the Gen3 collimator assembly, LP1600 opto-mechanical switch and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Our acquisitions continue their efforts in the area of isolators and next generation optical subassemblies, diffractive gratings, waveguides, lens arrays and sub-assembly technologies.

     Investment income increased approximately $601,000 in the second quarter of fiscal 2001 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense in the second quarter of fiscal 2001 and the comparable period of fiscal 2000 was not significant.

     Net loss of $8.8 million in the second quarter of fiscal 2001 was an increase of approximately $7.9 million from the second quarter of fiscal 2000. Of this amount, $6.5 million relates to non-cash charges described above. The remaining $1.4 million increase was due primarily to increased cost of sales and operating costs primarily in selling, general and administrative expense and research and development costs. These increased costs were partially offset by the $7.5 million increase in total revenues and the $601,000 increase in interest income during the second quarter of fiscal 2001. Net loss applicable to common shareholders of $8.9 million for the second quarter of fiscal 2001 included an additional charge of $18,551 attributable to the premium on our outstanding preferred stock. Net loss per share of $0.46 in the second quarter of fiscal 2001 was an increase of $0.14 compared to the second quarter of fiscal 2000 net loss per share of $0.32. Net loss applicable to common shareholders for the second quarter of fiscal 2000 of $2.1 million included an additional noncash charge of $1.1 million for an imputed dividend and $46,522 attributable to the premium on the Company's outstanding preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1999

TELECOM SEGMENT

     During the six months ended December 31, 2000 our optoelectronics and fiber telecommunications segment was impacted by:

     * continued record telecom sales of $8.6 million and increased telecom sales backlog at December 31, 2000 of approximately $20.2 million. The completion of the expansion of the Horizon automated manufacturing facility which is dedicated to large volume isolator production and the development of next-generation optical subassemblies contributed to the overall sales growth as well as the inclusion of Geltech sales;

     * the September 20, 2000 expansion of our telecom products to include active components through the acquisition of privately held Geltech. We began acquisition talks with Geltech, due to our interest in their precision molded aspherical optics used in the active telecommunication components markets. The acquisition purchase price was $27.5 million which was paid through the issuance of 822,737 shares of Class A common stock plus we incurred approximately $1 million in acquisition costs for an aggregate purchase price of approximately $28.5 million;

     *    the Company's  investment in LightChip,  Inc. of $7.2 million  (August
          2000 private placement significant investors included Berkeley International, Morgenthaler, J.P. Morgan Capital, AT&T Ventures and LightPath); and

     * the August 2000 introduction of the LP1600 opto-mechanical switch at the National Fiber Optics Engineers Conference is a continuation of our strategic plan to bring additional component products into the telecom sector. The switch employees a patented retro-reflecting mirror design in conjunction with our Gen3 collimator which has the lowest documented insertion loss reported to date in these devices.

During the first six months of fiscal 2001 telecom product sales increased to approximately $8.6 million versus $84,927 for the comparable period last year. The telecom segment results include $2.1 million of collimator product sales, isolator sales of $4.8 million and $1.7 million of active telecom product sales. The telecom product backlog increased to $20.2 million at December 31, 2000, versus $9.8 million at September 30, 2000. The backlog is composed of $2.1 million for collimator products, $15.6 million for isolator products, and $2.5 million for active telecom components. Sales to the Microelectronics division of Lucent Technologies Inc.'s ("Lucent") represent 65% of the current sales open orders and represent 40% of the telecom sales for the first six months of fiscal 2001. Lucent has announced that they plan to spin the Microelectronics division into a separate company named Agere Systems, Inc. ("Agere") in February 2001. Horizon, Lucent and Agere have prepared for these changes and we anticipate an organized transition will occur. The telecom segment incurred an operating loss of $3.4 million for the first six months of fiscal 2001 as compared to $0.6 million for the comparable period last year.

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

     * The estimated cost of sales as a percentage of revenue, initially at 51% increasing to 60%, was consistent with the historical rates for Geltech's business as well as its business plan analysis.

     * Estimated SG&A costs were expected to decrease as a percentage of sales, from 21% initially to approximately 13% in later years.

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

TRADITIONAL OPTICS SEGMENT

     During the first six months of fiscal 2001, the majority of our approximately $2.2 million traditional optics segment sales were from Geltech's lens sales and existing customers for laser optic lenses. Traditional optics sales in the first six months of fiscal 2000 were $462,000. The growth was due to the acquisition of Geltech's traditional optics business in September 2000. Geltech's products are used in data storage and by manufacturers of medical equipment. The majority of their sales are due to custom quotations as they have no direct distribution channels. Revenues for the comparable period of fiscal 2000 included approximately $167,000 in license fees and government funded subcontracts. The traditional optics segment incurred an operating loss of approximately $42,000 for the first six months of fiscal 2001 as compared to approximately $196,000 for the comparable period last year.

                          LIGHTPATH TECHNOLOGIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Joining with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock"), we are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock sold their precision optics division to Linos AG, a pioneer in the field of photonics, in June 2000. We believe our agreement and relationships will continue to grow under the Linos AG/Rodenstock alliance. We believe the relationship with Linos AG/Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. Our remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At December 31, 2000, we had a lens product backlog of $2.8 million as compared to $443,000 at September 30, 2000.

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $10.8 million for the first six months of fiscal 2001, an increase of approximately $10.3 million or 1879% over the first six months of fiscal 2000. The increase was primarily attributable from an increase of $4.8 million (47%) in isolator and other sales, $3.5 million (34%) from active telecom components and finished lenses and $2 million (19%) primarily from collimator products. At December 31, 2000, our consolidated backlog was $23 million consisting of $15.6 million in isolator sales, $2.1 million for collimator sales, $2.5 million in active components and $2.8 for lens sales, as compared to September 30, 2000 sales backlog of $10.2 million. Sales revenues from orders will be recognized in future quarters, generally six to twelve months, as the products are shipped.

     During the first six months of fiscal 2001, consolidated cost of sales was 59% of product sales an increase from the comparable period of fiscal 2000, when cost of sales was 50% of product sales. The increase was primarily due to lower margins on telecom products. It is anticipated that our telecom products will continue to maintain a cost of sales in the 60% range for fiscal 2001 as we work to expand our manufacturing capabilities and product lines.

     During the first six months of fiscal 2001, selling, general and administrative costs increased by $6 million from the comparable period of fiscal 2000 to $7.8 million, due to $2.3 million of administrative costs incurred by our acquisitions, Horizon and Geltech, and $3.1 million from increases in LightPath personnel in administration and manufacturing support. We incurred several non-cash charges during the first six months of fiscal 2001, including Geltech's $9.1 million non-recurring in-process research and development charge, $6.2 million in amortization of acquisition's goodwill and intangibles, and $5.5 million in non-cash stock-based compensation charges. Research and development costs increased by approximately $2.8 million to $3.1 million in the first six months of fiscal 2001 versus the comparable period of fiscal 2000 of which $1 million was due to acquisitions. The majority of development work consisted of expenses associated with the Gen3 collimator assembly, LP1600 opto-mechanical switch and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Our acquisitions continue their efforts in the area of isolators and next generation optical subassemblies, diffractive gratings, waveguides, lens arrays and sub-assembly technologies.

     Investment income increased approximately $1.4 million in the first six months of fiscal 2001 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense was not significant in 2001. In July 1999, we issued $1 million aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. We recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock.

                          LIGHTPATH TECHNOLOGIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Net loss of $25.8 million in the first six months of fiscal 2001 was an increase of approximately $23.8 million from the comparable period of fiscal 2000. Of this amount, $20.8 million relates to non-cash charges described above. The remaining $3 million increase was due primarily to increased cost of sales and operating costs, primarily in selling, general and administrative expense and a $2.8 million increase in research and development costs. These increased costs were partially offset by the $10.3 million increase in total revenues, $1.4 million increase in interest income and the $387,000 reduction of interest expense during the first six months of fiscal 2001. Net loss applicable to common shareholders of $25.8 million for the first six months of fiscal 2001 included an additional charge of $45,464 attributable to the premium on our outstanding preferred stock. Net loss per share of $1.38 in the first six months of fiscal 2001 was an increase of $0.85 compared to the comparable period of fiscal 2000 net loss per share of $0.53. Net loss applicable to common shareholders of $3.2 million in the first six months of fiscal 2000 included an additional charge of $1.1 million for the imputed dividend and $54,680 attributable to the premium on the Company's outstanding preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000, we received net proceeds of approximately $66 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements. During the first six months of fiscal 2001, we have received net proceeds of approximately $1.1 million from the exercise of stock options and warrants.

     Cash used in operations for the six months ended December 31, 2000, was approximately $9.6 million, an increase of approximately $8.3 million from the same period of fiscal 2000. Working capital needs for growth in accounts receivable due to increased sales and increased raw materials maintained in inventory account for $4.9 million of the increase, and the balance is due to increased administrative costs due to our acquisitions and increases in staff. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During six months ended December 31, 2000, we expended approximately $4 million for capital equipment and patent protection. The majority of the capital expenditures during the year were related to the development of our clean rooms and equipment used to expand our manufacturing facilities. We have outstanding budget commitments for fiscal 2001 to expend an additional $6 million for capital equipment and patent protection, of which $4.5 million will be used to fund expansion of Geltech's manufacturing facilities over the next 18 months. The remaining fiscal 2001 projected capital expenditures are for research and development equipment and construction of additional collimator manufacturing and testing stations.

     In August 2000, we purchased $7.2 million of LightChip, Inc. preferred stock as part of a private placement in which LightChip, Inc. issued $60 million of convertible preferred stock to outside investors including LightPath.

     In September 2000, we acquired Geltech, a Delaware corporation, for an aggregate purchase price (including expenses) of approximately $28.5 million. We acquired all of the outstanding shares of Geltech for 822,737 shares of Class A common stock. Expenses of approximately $1 million incurred for the acquisition were provided from working capital. Since the acquisition, approximately $800,000 of acquired debt has been repaid from working capital.

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

                          LIGHTPATH TECHNOLOGIES, INC.
                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on December 31, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option would be priced at the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options to purchase Class A Common Stock, approximately 40,221 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement. The settlement proposal was made to include all holders of Class E Common Stock holders. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In light of the Chancery Court's letter, the Company is evaluating the proposed settlement offer and exploring various other strategies for resolving the Delaware lawsuit. Due to the uncertainty regarding the proposed settlement offer, the different exchange methods and the coverage of insurance for such claims, the Company has not been able to determine that it is probable that the settlement offer above will occur nor the likely amounts to be accrued for any possible settlement costs.

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

     On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisors and seeking to terminate the agreement. On or about November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. The Company believes the allegations underlying the New York claims have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and intends to vigorously defend against these claims.

     LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-KSB for the year ended June 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     LightPath Technologies, Inc. conducted its 2000 Annual Meeting of Stockholders on October 6, 2000. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

     1. Election of a Class II Director to hold office until the Annual Meeting of Stockholders in 2003. The election of James Adler Jr. as Class II Director of the Company was approved by a vote of Class A shareholders of 17,648,553 FOR and 397,197 WITHHOLD AUTHORITY and by a vote of Class E shareholders of 2,158,370 FOR and 279,441 WITHHOLD AUTHORITY. The terms of the Company's Class III Directors, Donald Lawson and Louis Leeburg and of its Class I Directors, Robert Ripp and Leslie Danziger continued after the date of the Annual Meeting.

     2. Ratification of the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 30, 2001 was approved by a vote of Class A shareholders 17,976,405 FOR; 54,674 AGAINST and 15,343 ABSTENTIONS and by a vote of Class E shareholders of 2,190,308 FOR; 297,009 AGAINST and 0 ABSTENTIONS.

     3. Amendment of the 1992 Omnibus Incentive Plan to increase the number of shares of Class A Common Stock available for issuance thereunder by 1,450,000 shares was approved by the stockholders by a vote of Class A shareholders 7,160,364 FOR; 1,453,420 AGAINST and 63,936 ABSTENTIONS and by a vote of Class E shareholders of 2,060,547 FOR; 367,228 AGAINST and 51,169 ABSTENTIONS.

     4. Amendment of the Amended and Restated Directors Stock Option Plan to increase the number of shares of Class A Common Stock available for issuance thereunder by 100,000 shares was approved by a vote of Class A shareholders 7,345,660 FOR; 1,277,840 AGAINST and 54,592 ABSTENTIONS and by a vote of Class E shareholders of 2,036,288 FOR; 348,287 AGAINST and 52,204 ABSTENTIONS.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b) There were no reports on Form 8-K filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                   LIGHTPATH TECHNOLOGIES, INC.



                                   By: /s/ Donna Bogue         February 13, 2001
                                      ------------------------------------------
                                      Donna Bogue                    Date
                                      Chief Financial Officer