Form 10QSB
period 2001-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2001-05-04
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________


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

               Registrant's telephone number, including area code:
                                 (505) 342-1100

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

Common Stock, Class A, $.01 par value                     19,353,917 shares
             Class                                 Outstanding at April 30, 2001

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

Item                                                                        Page
----                                                                        ----
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets                                          2
         Consolidated Statements of Operations                                3
         Consolidated Statements of Cash Flows                                4
         Notes to Consolidated Financial Statements                           5
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                12

PART II  OTHER INFORMATION

         Legal Proceedings                                                   18
         Changes in Securities and Use of Proceeds                           19
         Defaults Upon Senior Securities                                     19
         Submission of Matters to a Vote of Security Holders                 19
         Other Information                                                   19
         Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                   20

                          LIGHTPATH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             March 31,            June 30,
                                                                              2001                 2000
                                                                          -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $  34,079,348       $  58,728,130
  Trade accounts receivable - less allowance of $105,528 and $15,000          6,895,398             841,533
  Inventories (NOTE 2)                                                        5,321,078           1,690,058
  Advances to employees and related parties                                     152,862              17,733
  Prepaid expenses and other                                                    799,231             225,451
                                                                          -------------       -------------
Total current assets                                                         47,247,917          61,502,905

Property and equipment - net                                                 11,944,134           6,482,039
Goodwill and intangible assets - net (NOTES 3 AND 4)                         42,685,554          31,727,811
Investment in LightChip, Inc. (NOTE 5)                                        8,234,885           1,000,000
                                                                          -------------       -------------
Total assets                                                              $ 110,112,490       $ 100,712,755
                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   2,824,544       $   1,573,531
  Accrued liabilities                                                         1,862,395             469,771
  Accrued payroll and benefits                                                  885,727             330,734
  Current portion of long-term debt and capital lease obligations               199,909                  --
                                                                          -------------       -------------
Total current liabilities                                                     5,772,575           2,374,036

Long-term debt and capital lease obligations                                     76,000                  --
Deferred income taxes                                                         3,316,304                  --

Commitments and contingencies

Redeemable common stock (NOTE 6)
  Class E-1, E-2 and E-3 - performance based and redeemable
  common stock; 0 and 4,022,037 shares issued and outstanding                        --              40,221

Stockholders' equity (NOTE 6)
  Preferred stock: $.01 par value; 5,000,000 shares authorized;
   Series F convertible shares; 127 and 153 shares issued and outstanding, $1,270,000 liquidation preference at
   March 31, 2001                                                                     1                   1
  Common stock: Class A, $.01 par value, voting;
   34,500,000 shares authorized; 19,351,917 and 18,136,254
   shares issued and outstanding                                                193,519             181,363
  Additional paid-in capital                                                180,201,798         142,559,848
  Accumulated deficit                                                       (79,447,707)        (44,442,714)
                                                                          -------------       -------------
Total stockholders' equity                                                  100,947,611          98,298,498
                                                                          -------------       -------------
Total liabilities and stockholders' equity                                $ 110,112,490       $ 100,712,755
                                                                          =============       =============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                       ---------------------------     ----------------------------
                                                           2001            2000            2001             2000
                                                       -----------     -----------     ------------     -----------
REVENUES
  Telecom product and lens sales                       $ 9,887,225     $   333,175     $ 20,541,900     $   712,652
  Product development fees and
  other sales                                              381,849              --          552,719         167,423
                                                       -----------     -----------     ------------     -----------
Total revenues                                          10,269,074         333,175       21,094,619         880,075

COSTS AND EXPENSES
  Cost of sales                                          5,612,922         141,978       12,049,183         331,808
  Selling, general and administrative                    6,189,276       2,224,034       13,873,104       3,871,099
  Research and development                               1,613,424         378,021        4,744,667         668,286
  Stock-based compensation                               2,858,130              --        8,340,903              --
  Amortization of goodwill and intangibles               3,676,040           8,540        9,890,382          19,321
  Acquired in process research and development                  --              --        9,100,000              --
                                                       -----------     -----------     ------------     -----------
Total costs and expenses                                19,949,792       2,752,573       57,998,239       4,890,514
                                                       -----------     -----------     ------------     -----------
Operating loss                                          (9,680,718)     (2,419,398)     (36,903,620)     (4,010,439)

OTHER INCOME (EXPENSE)
  Investment income                                        547,513         330,359        2,035,443         385,019
  Interest and other expense                               (20,710)        (31,248)         (69,432)       (467,824)
                                                       -----------     -----------     ------------     -----------
Net loss                                               $(9,153,915)    $(2,120,287)    $(34,937,609)    $(4,093,244)

Imputed dividend and premium on preferred stock            (21,920)     (1,014,042)         (67,384)     (2,205,242)
                                                       -----------     -----------     ------------     -----------
Net loss applicable to common shareholders (NOTE 7)    $(9,175,835)    $(3,134,329)    $(35,004,993)    $(6,298,486)
                                                       ===========     ===========     ============     ===========
Basic and diluted net loss per share (NOTE 7)          $      (.48)    $      (.29)    $      (1.85)    $      (.83)
                                                       ===========     ===========     ============     ===========
Number of shares used in per share calculation          19,332,856      10,674,337       18,965,115       7,550,091
                                                       ===========     ===========     ============     ===========

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                           2001                 2000
                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(34,937,609)        $ (4,093,244)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                        11,747,274              394,202
    Write-off of abandoned patent applications                                   --               33,764
    Debt discount                                                                --              425,795
    Stock-based compensation                                              8,340,903              779,437
    Acquired in process research and development                          9,100,000                   --
  Changes in operating assets and liabilities (net of
   the effect of the acquisition of Geltech, Inc.):
    Receivables and advances to employees                                (4,972,539)             (14,504)
    Inventories                                                          (2,562,935)             (93,919)
    Prepaid expenses and other                                             (500,213)            (326,322)
    Accounts payable and accrued expenses                                 2,276,539              236,287
                                                                       ------------         ------------
Net cash used in operating activities                                   (11,508,580)          (2,658,504)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions, net                                  (5,881,849)          (1,362,314)
  Costs incurred in acquiring patents and license agreements                (45,548)             (54,207)
  Acquisition of Geltech, Inc., net of cash acquired                        (18,411)                  --
  Investment in LightChip                                                (7,234,885)          (1,570,000)
                                                                       ------------         ------------
Net cash used in investing activities                                   (13,180,693)          (2,986,521)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of 6% convertible debentures,
    net of discount and offering costs                                           --              893,326
  Payments on note payable and capital leases                            (1,451,270)             (30,000)
  Proceeds from sales of Convertible Series F preferred stock, net               --            3,880,324
  Proceeds from exercise of common stock options and warrants, net        1,491,761           42,096,628
  Proceeds from issuance of common stock                                         --              258,800
                                                                       ------------         ------------
Net cash provided by financing activities                                    40,491           47,099,078
                                                                       ------------         ------------
Net (decrease) increase in cash and cash equivalents                    (24,648,782)          41,454,053
Cash and cash equivalents at beginning of period                         58,728,130              413,388
                                                                       ------------         ------------
Cash and cash equivalents at end of period                             $ 34,079,348         $ 41,867,441
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock, warrant and stock options
 issued to acquire Geltech, Inc.                                       $ 27,713,837         $         --
Class A common stock issued upon conversion of preferred stock         $        556         $     10,670
Class E common stock issued                                            $         --         $        378
Class E common stock redemption                                        $     40,221         $         --

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2001


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

Revenues  from  one  customer  of  the  Company's   telecom  segment   represent
approximately $10.0 million or 47% of the Company's consolidated revenues for the nine month period ended March 31, 2001.

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company did not have any outstanding derivatives at March 31, 2001 or July 1, 2000, and as such, adoption of SFAS 133 had no impact on the Company's financial position or results of operations for the three or nine month periods ended March 31, 2001.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


2. INVENTORIES

The components of inventories include the following at:

                                                 March 31        June 30
                                                   2001            2000
                                                -----------     -----------
     Raw materials                              $ 2,158,620     $   733,050
     Work in process                              1,270,931         459,789
     Finished goods                               1,891,527         497,219
                                                -----------     -----------
     Total inventories                          $ 5,321,078     $ 1,690,058
                                                ===========     ===========

3. INTANGIBLE ASSETS

Intangible assets consist of the following at:

                                                 March 31          June 30
                                                   2001              2000
                                                -----------     -----------
     Goodwill                                   $11,797,725     $11,797,725
     Customer list                               18,600,000      15,900,000
     Developed technology                        18,000,000       2,400,000
     Covenant not-to-compete                      3,100,000       2,000,000
     Other intangibles                            2,860,000       1,520,000
     Patents and trademarks granted                 620,563         509,095
     License agreements                              46,560          40,000
     Patent applications in process                  50,942          60,845
                                                -----------     -----------
                                                 55,075,790      34,227,665
     Less accumulated amortization               12,390,236       2,499,854
                                                -----------     -----------
     Total intangible assets                    $42,685,554     $31,727,811
                                                ===========     ===========

4. ACQUISITIONS

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of Class A common stock (valued at $27.5 million) and approximately $1 million in acquistion costs. The number of shares of Class A common stock issued to the former shareholders of Geltech was based on the average closing price of the Class A common stock for five days prior to the date of the purchase agreement, August 9, 2000. Geltech, a Delaware corporation, is a leading manufacturer of precision molded aspherical optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications such as optical switching, mux/demux and laser tuning as well as a product family of Sol-Gel based diffractive gratings. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000.

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

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


                                                               Fair Value
                                                             At Acquisition
                                                              ------------
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
                                                              ============

In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of purchased technology of Geltech. This charge represents technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain diffractive gratings, waveguides, lens arrays and sub-assembly technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. The estimated fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"), a California corporation, which is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. LightPath acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A common stock and $1 million cash, for a total purchase price of approximately $36.2 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Horizon have been included in the Company's consolidated financial statements from April 14, 2000. In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, due to acquired in-process research and development based on an assessment of purchased technology of Horizon.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions of Horizon and Geltech had taken place at the beginning of fiscal 2000 and excludes the write-off of the acquired in-process research and development of $4.2 million and $9.1 million, respectively.

                                                     March 31,      March 31,
     (in 000's except per share data)                  2001           2000
                                                     --------       --------
     Revenues                                        $ 23,584       $  7,439
     Net loss applicable to common shareholders      $(28,341)      $(18,402)
     Net loss per basic and diluted share            $  (1.48)      $  (1.88)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that date, nor is it intended to be a projection of future results.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


5. INVESTMENT IN LIGHTCHIP, INC.

In August 2000, LightChip, Inc. issued to investors additional shares of voting convertible preferred stock for $65 million, of which the Company purchased $7.2 million. The Company's combined common stock and preferred stock voting interest in LightChip decreased from approximately 18% to 16.6% after the August 2000 investment.

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

The Series F Convertible Preferred Stock have a stated value and liquidation preference of $10,000 per share, plus an 7% per annum premium. The holders of the Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.00 or 80% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The Company accounted for the beneficial conversion feature associated with the Series F Convertible Preferred Stock at issuance. There were 55,704 shares of Class A common stock issued upon the conversion of 26 shares of Series F Preferred Stock during the nine months ended March 31, 2001.

                                                                   Warrants
                                        Preferred      Common       Class        Common         Unit
                                          Stock        Stock       C, E , L       Stock       Purchase
     Shares Outstanding                 Series F      Class A      & Other       Options       Options
     ------------------                 --------      -------      -------       -------       -------
     Outstanding at June 30, 2000          153       18,136,254      339,547     3,199,526     2,145
         Conversions                       (26)          64,288           --            --    (2,145)
         Option grants                      --               --           --     1,322,781        --
         Exercise of options
         and warrants                       --          328,638      (47,000)     (289,561)       --
         Forfeitures                        --               --           --       (19,058)       --
         Acquisition of
         Geltech                            --          822,737        6,753            --        --
                                          ----      -----------     --------    ----------    ------
     Outstanding at March 31, 2001         127       19,351,917      299,300     4,213,688        --
                                          ====      ===========     ========    ==========    ======

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


7. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at March 31, 2001: 4,213,688 shares of Class A common stock issuable upon exercise of outstanding stock options, 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants, and 307,340 shares of Class A common stock issuable upon the conversion of convertible preferred stock (minimum of 279,087 shares based on the fixed conversion price at closing). A seven percent premium earned by the preferred shareholders of $21,920 and $56,000 increased the net loss applicable to common shareholders for the three months ended March 31, 2001 and 2000, respectively. A seven percent premium earned by the preferred shareholders of $67,384 and $110,580 increased the net loss applicable to common shareholders for the nine months ended March 31, 2001 and 2000, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $958,042 and $2,094,662 for the three months and nine months ended March 31, 2000. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


8. SEGMENT INFORMATION

For the first nine months of fiscal 2001, Optoelectronics and Fiber Telecommunications (telecom), represents 83% of total revenues of the Company, and Traditional Optics, represents 17% of total revenues, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The telecom segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspherical optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the nine months and three months ended March 31, is shown in the following table. Geltech's sales since September 20, 2000 are included in the fiscal 2001 results.

                                                      Traditional       Corporate
     Segment Information              Telecom           Optics        and Other (1)       Total
     -------------------            ------------     ------------     ------------     ------------
     NINE MONTHS ENDED MARCH 31

     Revenues (2)
       2001                          $17,405,193       3,689,426                --      $ 21,094,619
       2000                              255,324         624,751                --           880,075

     Segment operating loss (3)
       2001                          $(3,513,869)        (31,752)      (33,357,999)     $(36,903,620)
       2000                           (1,170,515)       (560,065)       (2,279,859)       (4,010,439)
                                     -----------      ----------      ------------      ------------
     THREE MONTHS ENDED MARCH 31

     Revenues (2)
       2001                          $ 8,761,713       1,507,361                --      $ 10,269,074
       2000                              170,397         162,778                --           333,175

     Segment operating loss (3)
       2001                          $   (84,436)         10,214        (9,606,496)     $ (9,680,718)
       2000                             (586,223)       (364,073)       (1,469,102)       (2,419,398)
                                     -----------      ----------      ------------      ------------

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

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


9. CONTINGENCIES

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on September 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive either $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option would be priced at the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options to purchase Class A Common Stock, approximately 40,221 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement. The settlement proposal was made to include all holders of Class E Common Stock holders. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In light of the Chancery Court's letter, the Company is evaluating the proposed settlement offer and exploring various other strategies for resolving the Delaware lawsuit. Due to the uncertainty regarding the proposed settlement offer, the different exchange methods and the coverage of insurance for such claims, the Company has not been able to determine that it is probable that the settlement offer above will occur nor the likely amounts to be accrued for any possible settlement costs.

     On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and intends to vigorously defend against these claims. At March 31, 2001, the Company recorded a receivable of approximately $110,000 reflecting expected insurance recoveries related to the Class E lawsuit, for legal fees expended in excess of deductible amounts.

     On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisor and seeking to terminate the agreement. On or about November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. On April 5, 2001, the parties met in New Mexico for mediation and settled the dispute for $1.3 million in cash. The Company incurred approximately $300,000 in legal fees. The Company has accrued for the settlement and associated costs at March 31, 2001. The financial advisor contract with Carmichael & Company LLC was terminated and both parties released the other from any further claims.

     LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-KSB for the year ended June 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31,2000

TELECOM SEGMENT

     For the third quarter of fiscal 2001, telecom product sales increased 52% to approximately $8.8 million versus $170,397 for the comparable period last year. Sales generated from acquired businesses accounted for $7.3 million or 84% of the increase in telecom revenue. The telecom segment results include isolator sales of $6.1 million, $1.4 million of collimator product sales and $1.3 million of active telecom components sales. The telecom product backlog decreased to $17.1 million at March 31, 2001, versus $20.2 million at December 31, 2000 and $9.8 million at September 30, 2000. The sales backlog is composed of $13.1 million for isolator products, $2.4 million for collimator products, and $1.6 million for active telecom components. The telecom segment incurred an operating loss of $84,436 for the third quarter of fiscal 2001 as compared to a loss of $586,223 for the comparable period last year.

     The current reduction of the sales backlog reflects two factors, 1) customers' position in their purchase order cycle and 2) general market conditions. We have several large purchase orders that will expire over the next quarter and the customers have not yet processed their renewal, therefore any renewals would not be reflected in the March backlog figures. We also have had some general slowdown with some customers from our earlier estimates due to the overall market conditions, however, during this quarter we were able to compensate with other product sales and additional customers. These recent delivery push-outs by some existing customers have led us to lower our consolidated revenue target for the fourth quarter to below $10 million.

     Our internal focus continues to be on the sale and shipment of products and samples of our Gen3 collimators and development of manufacturing capacity at all of our locations. During the quarter, Horizon released a new line of isolator assemblies for application in the metro and access telecom markets. This line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting customers who require lower cost applications. During the quarter, the Company recruited Dennis Yost to become LightPath's Chief Operating Officer. His main focus will be the advancement of our telecom lines, specifically collimators and mechanical switch. With sixteen years of experience, he has successfully brought several products in the semiconductor industry from development to full commercialization. In addition, Bob Cullen, the current President of Horizon, expanded his role to include Executive Vice President in charge of Technology Integration for LightPath. He will assist in the further automation of the Company including manufacturing, packaging, assembly and test methods.

TRADITIONAL OPTICS SEGMENT

     During the third quarter of fiscal 2001, the majority of our approximately $1.5 million of traditional optics segment sales were $1.2 million in finished lens products and $310,000 from laser optic lenses, versus $162,778 for the comparable period last year. The growth over the comparable period of the prior year was primarily due to the acquisition of Geltech in September 2000 which

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


accounted for $1.2 million of traditional optics sales for the third quarter of fiscal 2001. Geltech's products are used in data storage and by manufacturers of medical equipment. The majority of their sales are due to custom quotations as they have no direct distribution channels. At March 31, 2001, we had lens product backlog of $2 million versus $2.8 million at December 31, 2000 and $443,000 at September 30, 2000. The traditional optics segment incurred an operating profit of approximately $10,000 for the third quarter of fiscal 2001 as compared to an operating loss of approximately $364,000 for the comparable period last year.

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $10.3 million for the third quarter of fiscal 2001, an increase of approximately $9.9 million or 2900% over revenues for the third quarter of fiscal 2000. The increase was primarily attributable from increases of $6.1 million (62%) in isolator and other related product sales, $2.4 million (34%) in active telecom components and finished lens sales and $1.4 million (14%) in collimator product sales. Sales generated from acquired businesses accounted for $8.5 million or 86% of the increase in total revenue. At March 31, 2001, our consolidated backlog was $19.1 million consisting of $13.1 million in isolator sales, $2.4 million for collimator sales, $1.6 million in active components and $2 million for lens sales, as compared to December 31, 2000 and September 30, 2000 sales backlog of $23 million and $10.2 million, respectively. Sales revenues from orders will be recognized in future quarters, generally nine to twelve months, as the products are shipped.

     In third quarter of fiscal 2001, consolidated cost of sales was 55% of product sales, a decrease from the second quarter of fiscal 2001, when cost of sales was 61% of product sales. For the comparable period last year, the cost of sales were 43%. The decrease from the second quarter was primarily due to improved margins on isolator products. It is anticipated that our telecom products will maintain a cost of sales of approximately 57% for fiscal 2001 as we work to expand our manufacturing capabilities and product lines, however, economic conditions may result in pricing pressure in fiscal 2002 which could cause a decrease in margins.

     During the third quarter of fiscal 2001, selling, general and administrative costs increased by $4 million from third quarter of fiscal 2000 to $6.2 million, due to $1.6 million incurred for a litigation settlement, $1 million of administrative costs incurred by our acquisitions, Horizon and Geltech, and the $1.4 million increase in LightPath personnel in administration and manufacturing support. We incurred several non-cash charges during the third quarter of fiscal 2001, including $3.7 million in amortization of goodwill and intangibles from acquistions, and $2.8 million in non-cash stock-based compensation charges. Research and development costs increased by approximately $1.2 million to $1.6 million in third quarter of fiscal 2001 versus 2000 of which $600,000 was due to acquisitions. The majority of development work consisted of expenses associated with the Gen3 collimator assembly, LP1600 opto-mechanical switch and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Our acquired businesses continue their efforts in the area of isolators and next generation optical subassemblies, diffractive gratings, waveguides, lens arrays and sub-assembly technologies.

     Investment income increased approximately $217,000 in the third quarter of fiscal 2001 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense in the third quarter of fiscal 2001 and the comparable period of fiscal 2000 was not significant.

     Net loss of $9.2 million in the third quarter of fiscal 2001 was an increase of approximately $7 million from the third quarter of fiscal 2000. Of this amount, $6.5 million relates to non-cash charges described above and $1.6 million related to litigation settlement costs. The remaining $1.2 million decrease in net loss was due primarily to the $9.9 million increase in total revenues and the $217,000 increase in interest income during the third quarter of fiscal 2001, offset in part by the increased cost of sales and operating costs primarily in selling, general and administrative expense and research and development costs. Net loss applicable to common shareholders of $9.2 million for the third quarter of fiscal 2001 included an additional charge of $21,920 attributable to the premium on our outstanding preferred stock. Net loss per share of $0.48 in the third quarter of fiscal 2001 was an increase of $0.19 compared to the third quarter of fiscal 2000 net loss per share of $0.29. Net loss applicable to common shareholders for the third quarter of fiscal 2000 of $3.1 million included an additional non-cash charge of $1 million for an imputed dividend and $56,000 attributable to the premium on the Company's outstanding preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 2000

TELECOM SEGMENT

     During the nine months ended March 31, 2001 our optoelectronics and fiber telecommunications segment was impacted by:

     * Continued record telecom sales of $17.4 million. The completion of the expansion of the Horizon automated manufacturing facility which is dedicated to large volume isolator production and the development of next-generation optical subassemblies contributed to the overall sales growth as well as the inclusion of Geltech sales. Horizon released a new line of isolator assemblies for application in the metro and access telecom markets. This line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting lower cost applications;

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

     * Additions to LightPath's management team included Dennis Yost as LightPath's Chief Operating Officer and Bob Cullen as Executive Vice President in charge of Technology Integration. Mr. Yost will focus will be the advancement of our telecom lines, specifically collimators and the mechanical switch. Mr. Cullen, the current President of Horizon, expanded his role to assist in the further automation of the Company including manufacturing, packaging, assembly and test methods;

     *    The Company's  investment in LightChip,  Inc. of $7.2 million  (August
          2000 private placement significant investors included Berkeley International, Morgenthaler Ventures, J.P. Morgan Capital, AT&T Ventures and LightPath); and

     * The August 2000 introduction of the LP1600 opto-mechanical switch at the National Fiber Optics Engineers Conference is a continuation of our strategic plan to bring additional component products into the telecom sector. The switch employees a patented retro-reflecting mirror design in conjunction with our Gen3 collimator which has the lowest documented insertion loss reported to date in these devices.

     During the first nine months of fiscal 2001, telecom product sales increased to approximately $17.4 million versus $255,324 for the comparable period last year. The telecom segment results include isolator sales of $10.9 million, $3.5 million of collimator product sales and $3 million of active telecom product sales. Sales generated from acquired businesses accounted for $13.8 million or 80% of the increase in telecom revenue. The telecom product backlog decreased to $17.1 million at March 31, 2001 versus $20.2 million at December 31, 2000 and $9.8 million at September 30, 2000. The backlog is composed of $13.1 million for isolator products, $2.4 million for collimator products and $1.6 million for active telecom components. Sales to the Agere Systems, Inc. ("Agere") (formerly Microelectronics division of Lucent Technologies Inc. ) represents 49% of the current sales open orders and 47% of the telecom sales for the first nine months of fiscal 2001. The telecom segment incurred an operating loss of $3.5 million for the first nine months of fiscal 2001 as compared to $1.2 million for the comparable period last year.

Geltech acquisition

On August 9, 2000, the Company entered into a definitive agreement to acquire Geltech Inc., a Delaware corporation, for an aggregate purchase price of approximately $28.5 million. Geltech is a manufacturer of precision molded aspherical optics used in the active telecommunication components markets. On the closing date September 20, 2000, LightPath acquired all of the outstanding shares of Geltech in exchange for 822,737 shares of Class A common stock. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000. In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


charge of $9.1 million, due to acquired in-process research and development. The value assigned to in-process R&D was determined based on estimates of the resulting net cash flows from diffractive gratings, waveguides, lens arrays and sub-assembly technologies and the discounting of such cash flows to present value. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. In projecting net cash flows resulting from diffractive gratings, waveguides, lens arrays and sub-assembly technologies, management estimated revenues, cost of sales, R&D expenses, selling, general and administrative (SG&A) expenses and income taxes for those projects. These estimates were based on the following assumptions:

     * Estimated revenues projected a compound annual growth rate over nine years of approximately 132%. Projections of revenue growth for the various products in development were based on management's estimates of market size and growth supported by market data and by the nature and expected timing of the development of the products by LightPath and its competitors.

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

TRADITIONAL OPTICS SEGMENT

     During the first nine months of fiscal 2001, the majority of our approximately $3.7 million traditional optics segment sales were from Geltech's lens sales and existing customers for laser optic lenses. Traditional optics sales in the first nine months of fiscal 2000 were $625,000. The growth was primarily due to the acquisition of Geltech's traditional optics business in September 2000 which accounted for $2.9 million of traditional optics sales in fiscal 2001. Geltech's products are used in data storage and by manufacturers of medical equipment. The majority of their sales are due to custom quotations as they have no direct distribution channels. Revenues for the comparable period of fiscal 2000 included approximately $167,000 in license fees and government funded subcontracts. The traditional optics segment incurred an operating loss of approximately $32,000 for the first nine months of fiscal 2001 as compared to approximately $560,000 for the comparable period last year.

     Joining with the German optical products manufacturer Rodenstock Prazisionsoptik GmbH ("Rodenstock"), we are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. Rodenstock sold their precision optics division to Linos AG, a pioneer in the field of photonics, in June 2000. We believe our agreement and relationships will continue to grow under the Linos AG/Rodenstock alliance. We believe the relationship with Linos AG/Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. Our remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At March 31, 2001, we had a lens product backlog of $2 million as compared to $2.8 million at December 31, 2000 and $443,000 at September 30, 2000.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $21.1 million for the first nine months of fiscal 2001, an increase of approximately $20.2 million or 2300% over the first nine months of fiscal 2000. The growth was primarily attributable from increases of $10.9 million (54%) in isolator and other sales, $5.9 million (29%) in active telecom components and finished lenses and $3.4 million (17%) primarily in collimator products. Sales generated from acquired businesses accounted for $16.7 million or 83% of the increase in total revenue. At March 31, 2001, our consolidated backlog was $19.1 million consisting of $13.1 million in isolator sales, $2.4 million for collimator sales, $1.6 million in active components and $2 million for lens sales, as compared to December 31, 2000 sales backlog of $23 million and September 30, 2000 sales backlog of $10.2 million. Sales revenues from orders will be recognized in future quarters, generally nine to twelve months, as the products are shipped.

     During the first nine months of fiscal 2001, consolidated cost of sales was 57% of total revenues an increase from the comparable period of fiscal 2000, when cost of sales was 47% of product sales (excludes product development fees). The increase was primarily due to lower margins on telecom products. It is
anticipated   that  our  telecom   products   will  maintain  a  cost  of  sales
approximately 57% for fiscal 2001 as we work to expand our manufacturing capabilities and product lines, however, economic conditions may result in pricing pressure in fiscal 2002 which could cause a decrease in margins.

     During the first nine months of fiscal 2001, selling, general and administrative costs increased by $10 million from the comparable period of fiscal 2000 to $13.9 million, due to $1.6 million incurred for litigation settlement, $3.5 million of administrative costs incurred by our acquisitions, Horizon and Geltech, and $4.9 million from increases in LightPath personnel in administration and manufacturing support. We incurred several non-cash charges during the first nine months of fiscal 2001, including Geltech's $9.1 million non-recurring in-process research and development charge, $9.9 million in amortization of goodwill and intangibles from acquistions, and $8.3 million in non-cash stock-based compensation charges. Research and development costs increased by approximately $4.1 million to $4.7 million in the first nine months of fiscal 2001 versus the comparable period of fiscal 2000 of which $1.6 million was due to acquisitions. The majority of development work consisted of expenses associated with the Gen3 collimator assembly, LP1600 opto-mechanical switch and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Our acquired businesses continue their efforts in the area of isolators and next generation optical subassemblies, diffractive gratings, waveguides, lens arrays and sub-assembly technologies.

     Investment income increased approximately $1.7 million in the first nine months of fiscal 2001 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense was not significant in 2001. In July 1999, we issued $1 million aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. We recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the "beneficial conversion feature" associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised into approximately one million shares of Class A Common Stock.

     Net loss of $34.9 million in the first nine months of fiscal 2001 was an increase of approximately $30.8 million from the comparable period of fiscal 2000. Of this amount, $27.3 million relates to non-cash charges described above and $1.6 million related to litigation settlement costs. The remaining $1.9 million increase was due primarily to increased cost of sales and operating costs, primarily in selling, general and administrative expense and a $4.1 million increase in research and development costs. These increased costs were partially offset by the $20.2 million increase in total revenues, $1.7 million increase in interest income and the $398,000 reduction of interest expense during the first nine months of fiscal 2001. Net loss applicable to common shareholders of $35 million for the first nine months of fiscal 2001 included an additional charge of $67,384 attributable to the premium on our outstanding preferred stock. Net loss per share of $1.85 in the first nine months of fiscal 2001 was an increase of $1.02 compared to the comparable period of fiscal 2000 net loss per share of $0.83. Net loss applicable to common shareholders of $6.3 million in the first nine months of fiscal 2000 included an additional charge of $2.1 million for the imputed dividend and $110,580 attributable to the premium on the Company's outstanding preferred stock.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL RESOURCES AND LIQUIDITY

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000, we received net proceeds of approximately $66 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements. During the first nine months of fiscal 2001, we have received net proceeds of approximately $1.5 million from the exercise of stock options and warrants.

     Cash used in operations for the nine months ended March 31, 2001, was approximately $11.5 million, an increase of approximately $8.9 million from the same period of fiscal 2000. Working capital needs for growth in accounts receivable due to increased sales and increased raw materials maintained in inventory account for $7.4 million of the increase, and the balance is due to increased administrative costs due to our acquisitions and increases in staff. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During nine months ended March 31, 2001, we expended approximately $5.9 million for capital equipment and patent protection. The majority of the capital expenditures during the year were related to the development of our clean rooms and equipment used to expand our manufacturing facilities. We have outstanding budget commitments for fiscal 2001 to expend an additional $1 million for capital equipment and patent protection. An additional $4 million has been budgeted to be used to fund expansion of Geltech's manufacturing facilities over the next 18 months. The remaining fiscal 2001 projected capital expenditures are for research and development equipment and construction of additional collimator manufacturing and testing stations.

     In August 2000, we purchased $7.2 million of LightChip, Inc. preferred stock as part of a private placement in which LightChip, Inc. issued $65 million of convertible preferred stock to outside investors including LightPath.

     In September 2000, we acquired Geltech, a Delaware corporation, for an aggregate purchase price (including expenses) of approximately $28.5 million. We acquired all of the outstanding shares of Geltech for 822,737 shares of Class A common stock. Expenses of approximately $1 million incurred for the acquisition were provided from working capital. Since the acquisition, approximately $1.5 million of acquired debt has been repaid from working capital.

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

                          LIGHTPATH TECHNOLOGIES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on March 31, 2001 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive either $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option would be priced at the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options to purchase Class A Common Stock, approximately 40,221 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement. The settlement proposal was made to include all holders of Class E Common Stock holders. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In light of the Chancery Court's letter, the Company is evaluating the proposed settlement offer and exploring various other strategies for resolving the Delaware lawsuit. Due to the uncertainty regarding the proposed settlement offer, the different exchange methods and the coverage of insurance for such claims, the Company has not been able to determine that it is probable that the settlement offer above will occur nor the likely amounts to be accrued for any possible settlement costs.

     On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and intends to vigorously defend against these claims. At March 31, 2001, the Company recorded a receivable of approximately $110,000 reflecting expected insurance recoveries related to the Class E lawsuit, for legal fees expended in excess of deductible amounts.

     On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisors and seeking to terminate the agreement. On or about November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. On April 5, 2001, the parties met in New Mexico for mediation and settled the dispute for $1.3 million in cash. The Company incurred approximately $300,000 in legal fees. The Company has accrued for the settlement and associated costs at March 31, 2001. The financial advisor contract with Carmichael & Company LLC was terminated and both parties released the other from any further claims.

     LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-KSB for the year ended June 30, 2000.

                          LIGHTPATH TECHNOLOGIES, INC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2001:

          1. Current report on Form 8-K dated January 29, 2001, announced the third quarter conference call would be held on February 8, 2001.

          2. Current report on Form 8-K dated February 8, 2001, included the press release of the third quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        LIGHTPATH TECHNOLOGIES, INC.


                                        By: /s/ Donna Bogue          May 3, 2001
                                            ------------------------------------
                                            Donna Bogue                 Date
                                            Chief Financial Officer