Form 10KSB
period 2001-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2001-08-29
CIK 889971

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                            http://www.lightpath.com

           3819 OSUNA, NE                                          87109
        ALBUQUERQUE, NEW MEXICO                                  (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (505) 342-1100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's operating revenue for its most recent fiscal year. $26,143,156

     The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the Nasdaq National Market, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $95,714,734 on August 1, 2001.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                      19,371,167 shares
             CLASS                                 OUTSTANDING AT AUGUST 1, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                   FORM 10-KSB

                                      INDEX

     ITEM                                                                   PAGE
     ----                                                                   ----

PART I
     Item 1. Description of Business                                          2
     Item 2. Description of Property                                         30
     Item 3. Legal Proceedings                                               31
     Item 4. Submission of Matters to a Vote of Security Holders             31


PART II
     Item 5. Market for Common Equity and Related Stockholder Matters        32
     Item 6. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       34
     Item 7. Financial Statements                                            38
     Item 8. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        38

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               39
     Item 10. Executive Compensation                                         41
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management                                                     41
     Item 12. Certain Relationships and Related Transactions                 41
     Item 13. Exhibits and Reports on Form 8-K                               42

SIGNATURES                                                                   43

INDEX TO FINANCIAL STATEMENTS                                               F-1

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

     In June 1997, we announced we had joined with Invention Machine Corporation to form a joint venture company, LightChip, to develop, manufacture and market the next generation of wavelength division multiplexing ("WDM") systems for use by telecommunication carriers, CATV companies, local area networks and wide area networks system integrators. WDM systems are needed by the telecommunications industry to increase bandwidth by serving as data "traffic cops" by combining multiple light streams from individual transmissions onto a single optical fiber. We formed LightChip in order to serve the growing metro WDM market, which some industry analysts have predicted to grow at a rate of 35% from 2000 to 2004 to $2 billion in revenues. Since 1998, LightChip has received approximately $84 million from the issuance of common stock and three series of convertible preferred stock. The initial investors included AT&T Ventures and LightPath. Subsequent investors also include Morgenthaler Ventures, J.P. Morgan Capital and Berkeley International. Our current percentage ownership of LightChip is approximately 16.4% of total preferred and common shares (13.2% if fully diluted by the exercise of outstanding stock options).

     LightChip successfully demonstrated a WDM model and had prototypes of several products available in fiscal 2000. They began product sales in calendar 2001 in Salem, New Hampshire. We licensed the use of GRADIUM glass to LightChip for specific applications. We anticipate minimal, if any, short-term revenue from LightChip. The value of our investment in LightChip could increase in the future to the extent, if any, LightChip is able to successfully market its core WDM products, although there can be no assurances in this regard.

     In fiscal year 1998, we began to explore the development of products for emerging markets such as optoelectronics, photonics and solar due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. In 1998, the resolution of packaging and alignment issues, along with advances made by LightChip with WDM equipment, led us to develop a strategy to enter the telecom optical components market. This strategy is built around automated production of the telecom components using laser fusion and fiber attachment techniques we have developed. We have also maintained our emphasis on optical materials where we gained expertise during the development of GRADIUM glass. During fiscal 1998, sales of lenses to the traditional optics market continued with increases in sales of lenses used in the YAG laser market, catalog and distributor sales and lenses used in the wafer inspection markets. During this time, we reorganized internally and realigned our marketing efforts with the purpose of expanding our focus to include the optoelectronics and fiber telecommunications markets in addition to the traditional optics market. See "Sales and Marketing - Optoelectronics and Fiber Telecommunications".

     In designing our optoelectronic devices, we focused on automation of the manufacturing process. Although many other manufacturers in this industry rely on offshore production to control costs, we believe that automation of the manufacturing process can yield significant costs savings over the long term. Our patented laser fusion and fiber attachment techniques are highly automated, and we believe these techniques provide improve quality and a better flexibility to increase manufacturing capacity in response to growth in demand. Our automation concept was expanded upon with our fiscal 2000 acquisition of Horizon

Photonics, Inc. ("Horizon") where we employ the use of robotic welders in manufacturing of isolators.

     On April 14, 2000, we acquired Horizon, a California corporation originally founded in July 1997. Horizon is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. We acquired all of the outstanding shares of Horizon for approximately
1.4 million shares of Class A Common Stock and $1 million in cash (an aggregate purchase price of approximately $40.2 million, based on the trading price of our common stock). Horizon manufactures isolator products at their Walnut, California facility.

     On September 20, 2000, we acquired Geltech, Inc. ("Geltech"), a Delaware corporation, originally founded in May 1985. Geltech is a leading manufacturer of precision molded aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications such as optical switching, mux/demux and laser tuning. Geltech also produces lens arrays for optical switches and other applications and is currently developing a product family of Sol-Gel based waveguides. We acquired all of the outstanding shares of Geltech for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of Class A common stock (valued at $27.5 million based on the trading price of our common stock) and approximately $1 million in acquisition costs. Geltech manufactures products at their facilities in Orlando, FL and Auburn, CA. During fiscal 2001 and continuing into fiscal 2002, Geltech has been expanding its manufacturing facility, which will include integrating some of the automation techniques utilized at our other facilities.

OPERATING SEGMENTS AND PRODUCTS

     We operate through two operating segments; optoelectronics and fiber telecommunications ("telecom"), and traditional optics (e.g. lasers, data storage, bar coding, medical equipment, consumer optics, etc.). We manufacture and sell the following types of telecom products at LightPath, Horizon and
Geltech: (i) collimators, (ii) isolators and (iii) molded aspheric lenses. Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber. An isolator is used to prevent the back reflection of optical signals that can degrade transmitter and amplifier performance. Molded aspheres are used in telecom applications to collimate or couple light as it emerges from a fiber. Collimators, isolators, molded aspheres and other optical components are used throughout fiber optic systems. Such systems are used by the telecommunications industry with a goal of increased bandwidth, through the development of all optical networks, by combining multiple light streams from individual transmissions onto a single optical fiber. We are also planning to develop other products related to the optoelectronics and telecommunications industry through licenses and relationships with other manufacturers. SEE "CURRENT FOCUS ON PRODUCTS" BELOW.

     LightPath and Geltech  manufacture  traditional optics products  including:
(i) GRADIUM glass  products,  lenses,  prisms and (ii) molded  aspheric  lenses.
GRADIUM glass is an optical quality glass material with varying refractive indices used for optics such as lenses for YAG lasers. Molded aspheres are used in non-telecom applications such as optical data storage, high precision printing, bar coding and by manufacturers of medical equipment. In addition, we manufacture a family of traditional optics including laser flow tubes, polished cylinders and flats, and prisms.

                                   COLLIMATORS

     We offer three product levels of collimators:

     *  collimating lenses;
     *  single mode fiber Gen3 collimator assemblies; and
     *  large-beam collimator assemblies.

COLLIMATING LENSES

     We offer two types of lenses for use in telecommunication applications: TL and GPX-series. Our TL-series lenses are 1.8 mm diameter collimating, rod lenses and are available in 0.18, 0.23 and 0.25 pitch-equivalent lenses. These lenses have an optional angles facet to control back reflection and for ease of assembly. Our TL-series lenses provide a high degree of collimation, design customization, have tight piece-to-piece control and are more compact than competing radial-gradient lenses. Customized TL-series lenses with larger diameters can provide beam diameters greater than 2 mm. Our GPX series lenses are available in a wide variety of sizes and focal lengths. These lenses provide superior aberration control and are easily customized. They are sold separately for assembly into customers components and are also incorporated into our large beam collimator. These GRADIUM collimating lenses can replace homogeneous lenses with, in most cases, immediate improvements in performance, repeatability and cost.

GEN3 COLLIMATOR AND LARGE BEAM COLLIMATOR

     In fiscal 2000 we released our advanced collimator assembly called the Gen3. Our tests on the Gen3 collimator indicate it has the lowest documented insertion loss reported to date in these devices. We demonstrated our first passive optoelectronic product, a single mode fiber collimator assembly ("SMF Assembly") in February 1998. Our SMF Assembly and subsequent Gen3 offer high quality performance in the areas of back reflection and insertion loss. It is also more compact and we believe it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. The collimator is a key element in all fiber optic systems, including WDM equipment. Collimators straighten and make parallel, diverging light as it exits a fiber. Our Gen3 collimator is approximately 50-60% smaller than the existing industry collimator, provides superior performance in back reflection and insertion loss and can withstand 10 watts of optical power. This entry level product currently used by the telecommunications industry prevents light from diverging and shepherds it into the next piece of equipment or fiber.

                                    ISOLATORS

     Horizon has developed a family of products that utilize a proprietary micro-fixture design and robotic platform process. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. Horizon's platform is capable of producing products such as isolators, gain flatteners, attenuators, filter assemblies, and other volume-oriented optic assemblies for the WDM market. To date, Horizon is manufacturing a qualified family of free-space, laminate and contract-specific isolators. In 2001, Horizon released a new line of isolator assemblies for application in the metro and access telecom markets. This line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting lower cost applications.

     Horizon's core competency is the optical isolator. An isolator is used to prevent the back reflection of optical signals that can degrade transmitter and amplifier performance. Horizon has developed and qualified an automated platform process that avoids the traditional pitfalls of producing optical isolators. Applicable to a variety of passive optical components, Horizon's automated platform process has proven to be an efficient and low cost method for manufacturing isolators without machining tiny metal fixtures and without utilizing a significant level of manual labor. Horizon believes it has a competitive advantage for a certain segment of OEM business, especially as it relates to isolator products, since its proprietary platform allows Horizon to produce unique designs at competitive prices in a flexible, automated process.

          MOLDED ASPHERES, MOLDED LENS ARRAYS AND DIFFRACTION GRATINGS

     The telecom industry has a need for molded aspheres for laser-to-fiber coupling, tunable lasers, DFB lasers and device coupling. Corning Inc. developed the original process of molding a proprietary low melting temperature glass into an asphere lens. In 1994, Geltech acquired the laboratory scale process, key personnel and equipment, and also secured a perpetual license to all Corning's intellectual property associated with the development of precision molded optics. Since acquiring the technology from Corning, Geltech has refined the process and developed the markets for these exceptional lenses. As high performance laser diode applications have proliferated, Geltech's business and reputation have grown significantly.

     Geltech's focus is on providing custom optical solutions to meet unique customer needs in the rapidly changing telecommunications market. Geltech provides optics of size up to 15mm, and is a leading developer of sub-millimeter optics.

     Geltech has also developed a line of molded lens arrays. Geltech has developed a process to mold lens arrays capable of producing optical components with very small lens diameters and very high lens density (for example 40,000 optical elements in a two-inch diameter array).

     Geltech also has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications and is developing a product family of Sol-Gel based waveguides. Gratings operate by separating light into various wavelengths, utilized in DWDM, tunable lasers and optical test equipment applications. Geltech gratings are replicated providing a low-cost, high-volume approach when compared with conventional methods currently employed by some of Geltech's competitors.

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

                            CURRENT FOCUS ON PRODUCTS

     The current focus of our development efforts has been to develop new products based on our optical and automation platforms in the areas of fiberoptic opto-mechanical switches, isolators, and next generation optical subassemblies, diffractive gratings, waveguides, micro-collimators and lens arrays for use in the telecommunications field as well as new GRADIUM glass materials to be used in various telecom applications.

     We were issued a patent in fiscal year 2000 for development of a process utilizing high-powered lasers for fusion, splicing and polishing of optical material to include optical fiber. Our original process patent is for producing an optical quality material, GRADIUM glass, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular to the lens axis or "radial"). The GRADIUM glass designated curve is achieved by the controlled combination of multiple glass molecule densities. We have developed a set of proprietary software design tools so that the light upon leaving the glass can be precisely modeled. GRADIUM glass lenses can be produced across a large diameter range (currently 1mm-100mm). Growth in our manufacturing capabilities has led to improved yield and automation, advancing our goal of producing competitively priced optoelectronic and GRADIUM glass products.

     We were issued a patent in fiscal year 2001 relating to our robotic assembly platform used for the manufacturing of isolators and have several other patents in process. We have approximately 50 US and foreign patents in the areas of precision molded optics and Sol-Gel technologies. We also hold the exclusive right to certain materials we believe are key to the development of high precision molded optics.

     In addition, we utilize other optical materials and specialized optical packaging concepts to manipulate light and perform research and development for optical solutions in the fiber telecommunications and traditional optics markets.

MODULES

     During fiscal 2001, we introduced a number of modules which will combine two or more of our current components, such as the isolator and molded aspheres, into a subassembly. During fiscal 2002 we plan on expanding these modules offering and to automate the manufacturing of these modules to take advantage of low cost assembly. Demand for modules is driven by specific customer needs. Utilizing automation techniques, we are able to provide active alignment of multiple components and deliver a subsystem optimized for the customers unique needs with very low insertion loss.

SWITCHES AND COLLIMATOR ARRAYS

     During fiscal 2002, we had planned on shipment of the 1XN opto-mechanical switch based upon a patent licensed from Herzel Laor. Due to the current economic environment we have elected to delay expenditures required to launch this product in fiscal 2002. We will concentrate instead on development of further enhancements to existing product lines. We introduced the prototype of this product in August 2000. The prototype is much smaller than current competitor's switches while demonstrating impressive switching speeds. We are also working on technologies that can be applied to NxN switches. Using the automated alignment techniques learned in production of the 1XN opto-mechanical switch, we plan on developing collimator arrays.

     Optical cross-connects, which perform high-speed wavelength routing, switching and conversion functions in an optical network, are products that we intend to focus on in the future. We believe our material processing expertise will be key to the development of optical cross-connect products that overcome the cost and performance challenges of current technology. Today, switching is primarily performed electronically; however, several non-optical switches have recently been announced. To our knowledge, all of these devices remain in development.

SOL-GEL TECHNOLOGY

     Late in 1994, after the acquisition of the complementary Precision Molded Optics process from Corning, Geltech redirected the Sol-Gel technology's focus towards development and manufacture of advanced optical components. Examples of these components include the high volume manufacture (more than 17 million units to date) of silica substrates for optically active windows used in toxic gas detection and the development and production of unique solid-state calibration filters. Geltech has practiced Sol-Gel technology since its inception and has successfully addressed many different markets over the years. Today, Geltech has significant knowledge in this field with protection through extensive know-how, trade secrets, and 7 issued patents.

     During the past few years, Geltech also developed a replication process to manufacture glass diffractive optical components using Sol-Gel technology. This process allows the fabrication by replication of these complex optics at a fraction of the cost of conventional technologies such as photolithography and reactive-ion etching.

     Early in 2000, Geltech introduced a line of all-glass gratings in response to the anticipated demand from the telecommunications industry for the fabrication of DWDM and other devices requiring high performance and sturdy gratings. These all-glass gratings present significant advantages over available gratings due to outstanding environmental resistance, high performance and low cost.

     Geltech continues to pursue the development of additional products based on Sol-Gel technology. Included in our new product plan are inorganic waveguides, active waveguides and arrayed waveguide gratings to be used in telecommunications applications.

BUSINESS STRATEGY

     Our management and marketing focus is organized with the intended purpose of serving two separate markets: (1) optoelectronics and fiber telecommunications ("telecom"), and (2) traditional optics (e.g. lasers, data storage, bar coding, medical equipment, consumer optics, etc.). We believe that GRADIUM glass and other optical materials can potentially be marketed for use in many optics and optoelectronics products.

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS (TELECOM PRODUCTS)

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

     Given the inherently faster speed of light signals in fiber-optic networks and their immunity from electromagnetic interference, fiber-optic systems are replacing existing copper wire networks for long-haul (more than 600 kilometers) telecommunications networks. Cable television networks are also shifting to fiber-optic solutions for the distribution of signals from the broadcast station to the local cable distribution hubs. Today, fiber-optic cable is the primary medium for long-haul telecommunications and cable television networks and is making inroads to replace copper in the shorter distance "metro loops" that serve larger metropolitan and other public networks with transmission distances of less than 100 kilometers. By the beginning of 1999, over 44 million kilometers of fiber was installed throughout the world, and analysts estimate that this figure will grow to 67 million kilometers by the year 2001. (Kessler Marketing Intelligence). Ryan Hankin & Kent forecasts that the optical components segment will grow at an annual rate of more than 29% from $4.95 billion in 2000 to nearly $14 billion in 2004. Although this growth rate has decreased from the 48% annual growth rate estimated in the prior year, it continues to reflect a strong market with significant opportunity.

COLLIMATORS

     Prior to 1998, we targeted various optoelectronic industry market niches as potential purchasers of our GRADIUM glass products. During 1998, we began the development of products for the emerging optoelectronics markets, specifically in the areas of fiber telecommunications. With our resolution of packaging and alignment issues we demonstrated our first passive optoelectronic product, the SMF Assembly, in 1998. This product is manufactured with automated production techniques we developed which utilizes laser fusion and fiber attachment. During 1999 and 2000, we expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low cost products and solutions to meet their telecom-related collimator needs. ELECTRONICAST FORECAST, JUNE 2001, THAT COLLIMATOR ASSEMBLIES SALES WILL EXPAND FROM $763 MILLION IN 2000 TO $2.29 BILLION BY 2010.

ISOLATORS AND WDM SYSTEMS

     The demand for increased bandwidth in fiber-optic networks has led to the widespread use of a once-theoretical method for transmitting multiple signals at slightly different wavelengths through a single fiber to achieve efficient use of fiber capacity. This technique, known as wavelength division multiplexing, or WDM, requires separate source lasers transmitting slightly different wavelengths for each signal or "channel" and more complex modulators and optical amplifiers to control and amplify the signal in the network. WDM systems, originally developed for eight separate channels in 1996, are currently being designed to carry as many as 128 separate channels with 0.4 of a nanometer in differentiation between wavelengths. In theory, a single pair of optical fibers can carry more than 10 terabits of information per second, which is roughly equivalent to 156 million voice channels or 500,000 simultaneous two-way HDTV channels. Through Horizon and our investment in LightChip, we have positioned ourselves with products that are used within WDM systems. RYAN HANKIN & KENT FORECASTS, JUNE 2001, THAT THE NORTH AMERICAN METRO WDM MARKET WILL GROW AT AN ANNUAL RATE OF MORE THAN 35% FROM $640 MILLION IN 2000 TO NEARLY $2.1 BILLION IN 2004.

     With our acquisition of Horizon, we acquired an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. Horizon believes its primary strength is the design of optical subassemblies for automation. Horizon's team has a comprehensive background in the field of fiber optics, taking research efforts "off the bench" and into manufacturing. Drawing upon years of experience in automation, optoelectronic package design and testing, and a multitude of technical disciplines, Horizon has demonstrated novel solutions for today's WDM design and processing challenges. By targeting product families and creating common platforms for each, Horizon can rapidly tailor variations within a family, as the customer demands, and without major process or tooling changes. This philosophy is evident in their proprietary micro-fixture design and automated platform manufacturing process. This platform allows robots to mount micro-optics in small transferable fixtures that can be processed at various levels and converted into a variety of finished products. We believe Horizon has a competitive advantage for a certain segment of OEM business, especially as it relates to isolator products, since its proprietary platform allows Horizon to produce unique designs at competitive prices in a flexible, automated process.

     In fiscal 2001, Horizon released a new line of isolator assemblies for application in the metro and access telecom markets. This new line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting lower cost applications.

ASPHERIC LENSES

     Lenses in telecommunications applications perform two major tasks. One is for the collimation of light as it emerges from the fiber. This collimated light then passes through multiple components including isolators, filters, and a second collimator, before returning back into a fiber. The second major task is coupling light at the output of a laser diode to a fiber or waveguide. Aspheric lenses and lens arrays are used in both of these configurations.

     Telecom products manufactured using this technology include aspheric lenses, sub-millimeter lenses and lens arrays. Several new products targeting telecommunications applications, and using this technology are under development at Geltech. These new products include low-cost aspheric lenses, anamorphic lenses, cross cylinder lenses, multifunctional optical components and new components for low cost WDM products. All of these products have key relevancy for many different applications in the telecommunications market.

SWITCHES

     In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. In August 2000 we introduced the LP1600 opto-mechanical switch at the National Fiber Optics Engineers Conference in Denver, Colorado. The LP1600 is a 1xN optical switch, which is designed to route one incoming fiber into one-of-many output fibers. The current design allows customers to select custom configurations of 4 to 24 output channels, with future designs allowing up to 100 output channels. The Company will manufacture the switch at its Albuquerque location using its patented automated fiber fusion and active alignment processes. Due to delays which developed after Kaifa Technology went through two acquisitions to ultimately become part of JDS Uniphase Corporation, we decided not to continue our efforts under a 1999 joint assembly and distribution agreement for the fiberoptic mechanical switches with Kaifa Technology. The LP1600, for which patent applications have been filed, are expected to enter into field trials during the summer of 2001. Due to the current economic environment we have elected to delay expenditures required to launch this product in fiscal 2002. We will concentrate instead on development of further enhancements to existing product lines. RYAN HANKIN & KENT FORECASTS THE NORTH AMERICAN OPTICAL CROSS CONNECT MARKET WILL GROW AT 97% ANNUALLY FROM APPROXIMATELY $80 MILLION IN 2000 TO APPROXIMATELY $4.5 BILLION BY 2004.

WAVEGUIDES

     Waveguides and Waveguide Array Gratings are important technologies for coupling and splitting wavelengths of light in DWDM applications. Typical configurations are made of silica on silicon and new developments are being made using Sol-Gel. The largest market segment for waveguide usage is in the area of multiplexing/demultiplexing. INDUSTRY ANALYSTS FORECAST THIS AREA OF THE MARKET TO GROW FROM $85 MILLION IN 1998 TO $414 MILLION IN 2004.

OTHER PRODUCTS

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

TRADITIONAL OPTICS

LASER MARKETS FOR GRADIUM LENSES

     We initially emphasized laser products because we believed GRADIUM lenses could have a substantial immediate commercial impact in laser products with a relatively small initial investment. The majority of the increase from sales of lenses is due to optics used by YAG lasers. Generally, optical designers can substitute our standard GRADIUM glass components for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, we believe, and customers test results confirm, that GRADIUM glass has the ability to improve the current standard of laser performance. In 1998, our distributor, Permanova Lasersystems AB of Sweden, completed a lengthy trial and testing period on GRADIUM YAG lenses which they qualified into systems produced by Rofin-Sinar GmbH, a major OEM manufacturer of high-powered CO2 and YAG lasers, headquartered in Germany.

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

MOLDED ASPHERES

     In 1994, Geltech acquired the Precision Molded Optics process from Corning, Inc. Geltech's traditional optics product applications are molded aspheres used in optical data storage, high precision printing, bar coding and by manufacturers of medical equipment. In addition to the molded aspheres, Geltech also manufactures a family of traditional optics including laser flow tubes, polished cylinders and flats, and prisms. These devices are primarily sold to manufacturers of medical devices, laser eye surgery, and other traditional optic applications.

ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS")

     In addition to laser applications, through our printed and Internet on-line catalog, we offer a standard line of GRADIUM glass lenses for broad-based sales to optical designers developing particular systems for OEMs or in-house products. Because complex systems contain many optical components, and GRADIUM glass lenses can be utilized to reduce the number of lens elements in such systems, we believe that GRADIUM glass lenses can simplify the design and improve the performance of complex optical systems. However, design and production of an optical product is a lengthy process, and it may take years for producers to redesign complex optical systems using GRADIUM glass, reconfigure the product housing, re-engineer the assembly process and commence commercial quantity orders for GRADIUM glass components. Accordingly, we intend to focus our long-term marketing efforts on emerging industries, such as optoelectronics and fiber telecommunications designed in next-generation optical systems, and performance driven industries that are seeking to optimize performance of existing optical products.

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

SALES AND MARKETING

     Extensive   product  diversity  and  varying  levels  of  product  maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). Emerging technology markets require optics for bandwidth expansion and data transfer improvement in the drive to achieve an all optical network. As a result, the market for our products is highly segmented and no single marketing approach will allow us to access all available market segments.

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

     Combining these elements, we believe we have the opportunity to enter into key optical telecommunications markets with products that are enabling and cost effective. Although the same design constraints and technological shortcomings of conventional optical technology and materials restrict all optical products, we believe that our proprietary manufacturing processes, as well as the high quality associated with GRADIUM glass, results in a competitive advantage over other glass products currently available in our targeted markets. With our acquisition of Horizon, we have added to our line of passive optical components while maintaining our emphasis on low cost production from automation. With our acquisition of Geltech, we have added a product line sold into the active optical component markets as well as products to be sold into DWDM systems.

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     In order to be more accessible to potential customers we have divided our sales staff into the following territorial areas because of their high concentrations of telecom users:

     *    California
     *    New Mexico
     *    Texas
     *    Florida
     *    New Jersey

     In addition, we have formalized relationships with eight industrial, optoelectronics and medical component distributors located in foreign countries to assist in distribution of telecom products outside the United States. Because the optics industry is highly fragmented, we utilize distributors and our Internet site (www.lightpath.com) as vehicles for broader promotion of our telecom products. We have placed, and will continue to place, print media advertisements in various trade magazines and will participate in appropriate domestic and foreign trade shows.

     The target market for our current products is concentrated within several industry experts such as Agere Systems, Inc., Lucent Technologies, Inc., Corning, Inc., JDS Uniphase Corporation and Alcatel Optronics. The lens and Gen3 collimator are used in free space applications where coupling to an optical fiber is required. We are developing these initial products into families of products as variations are made to meet specific customer requirements. Our focus will be on the Gen3 collimator as we believe that the Gen3 collimator will replace the collimating lens in many applications. Since many of our targeted customers currently assemble their own collimators, our sales approach will be to highlight the Gen3 collimator price/performance ratio (value) and compare that to the customer's internal costs plus their lost opportunity cost. During fiscal 2001, our large beam collimator was selected as the primary customized collimator built specifically for Corning's PurePath(TM) Wavelength Selective Switch. This product utilizes both a GRADIUM lens and a Gen3 collimator which takes advantage of the unique properties of both components.

     Telecom product sales for fiscal years 2001, 2000 and 1999 were approximately $21.1 million, $1.5 million and $57,000 respectively, primarily generated by targeting our sales efforts on collimators and isolators, entry level products currently used by the telecommunications industry. Our major telecom customers in fiscal 2001 and 2000 included Agere Systems, Inc., Lucent, Inc., Corning, Inc. and JDS Uniphase Corporation.

     Horizon's current marketing plan for isolators targets niche players in the telecom/datacom markets with high volume potential for the next decade.
Specifically, Horizon is focusing on the following market segments: (i) WDM long-haul system manufacturers, (ii) cable television carrier system manufacturers, (iii) "metro loop" system manufacturers, and (iv) Fiber Channel/Gigabit Ethernet system manufacturers. Horizon's largest customer, with sales of approximately $11.4 million and $900,000 in fiscal 2001 and 2000, respectively, was Agere Systems, Inc. ("Agere") (formerly the Microelectronics division of Lucent Technologies Inc. ) Early in fiscal 2001, this platform was qualified to support Agere's premium isolator package for high volume production, although there can be no assurance that Agere will purchase Horizon products in these quantities. Horizon has also qualified a low-cost isolator platform to be used in the metro access markets.

     Geltech's current marketing plan for molded aspheres targets the asphere lenses used with the 980/1480 pump lasers, DFB lasers and tunable lasers with their major customers being JDSU, Alcatel and New Focus. Geltech is also focused on niche players in the DWDM who utilize all glass diffration gratings and Sol-Gel waveguides. Geltech's micro lens array has application in optical switching, waveguide coupling and fiber array coupling. In addition, Geltech is focusing on several high volume opportunities in optical data storage working closely with the key players developing the next generation of audio/video devices.

     In addition to our telecom products business, we are planning on providing modules where several of our components are integrated with automation to provide a subassembly to the customer. We believe these modules have the potential to provide higher gross profit margins than the individual components. We are also addressing our customers DWDM needs by focusing our development team efforts on a "micro-collimator" assembly to target numerous requests for manufacturing services related to collimating packages. Generally, these inquiries are coming from producers of next generation switches, MEMS and other optical devices that need assistance with packaging and volume production

STRATEGIC ALLIANCES

     * WDM MODEL AND DWDM PROTOTYPES

     Since fiscal 1997, we have entered into strategic alliances with other companies in an effort to quickly enter into the optoelectronics markets. For example, we currently own approximately 16.4% of the preferred and common shares outstanding of LightChip (13.2% if fully diluted by exercise of outstanding stock options). LightChip successfully demonstrated a WDM model and DWDM prototypes and product sales began in calendar 2001. We licensed the use of GRADIUM glass, as well as any newly developed intellectual property, in the field of fiber-optic communication systems, components and devices to LightChip. We have retained the rights to the specific areas of fiber collimators, isolators, amplifiers, circulators, couplers, splitters and fiber-optic switches.

     * SWITCHES

     In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. In August 2000 we introduced the LP1600 opto-mechanical switch at the National Fiber Optics Engineers Conference in Denver, Colorado. The LP1600 is a 1xN optical switch, which is designed to route one incoming fiber into one-of-many output fibers. The current design allows customers to select custom configurations of 4 to 24 output channels, with future designs allowing up to 100 output channels. The Company will manufacture the switch at its Albuquerque location using its patented automated fiber fusion and active alignment processes. Due to delays which developed after Kaifa Technology went through two acquisitions to ultimately become part of JDS Uniphase Corporation, we decided not to continue our efforts under a 1999 joint assembly and distribution agreement for the fiberoptic mechanical switches with Kaifa Technology. The LP1600, for which patent applications have been filed, are expected to enter into field trials during the summer of 2001. Due to the current economic environment we have elected to delay expenditures required to launch this product in fiscal 2002. We will concentrate instead on development of further enhancements to existing product lines. The telecommunications industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to our ability to anticipate and respond to the demands and competitive aspects of this industry.

     * FEDERALLY FUNDED RESEARCH ON WDM PROTOTYPES AND CONCEPTS

     We began our sales of WDM prototypes and concepts in 1997. With funding from a federal government contract, we worked in partnership with Radiant Research Inc. and the Microelectronics Research Center, University of Texas to address WDM problems encountered in network applications. By employing GRADIUM microlenses for a tunable WDM, we were able to develop possible solutions for these issues. In fiscal 2000 Phase 2 total funds of $750,000 were awarded to Radiant Research Inc. for continuation of the WDM project, of which we received approximately $300,000. The project ended in fiscal 2000.

TRADE SHOWS

         We displayed our collimating lens, the SMF assembly and large-beam collimator assembly products at industry trade shows in early calendar 1999. We displayed the enhanced Gen3 collimator at the January 2000 Photonics West trade show. During fiscal 2001, we have displayed our additional products lines of isolators, molded aspheres, diffraction gratings and micro lens arrays. These shows provide an opportunity for us to meet with potential customers, distribute information and samples of our products or to discuss test results from samples previously sent.

TRADITIONAL OPTICS

         Prior our IPO in 1996, our resources had been applied primarily to research and development; consequently, LightPath and GRADIUM glass were not introduced to the commercial market. Promotion of our products through the Internet, trade advertising in industrial magazines and participation in numerous domestic and foreign trade shows increased interest and awareness of our products, resulting in additional lens sales. Traditional optics lens sales for fiscal years 2001 and 2000 were approximately $5.1 million and $768,000, respectively. The growth in 2001 was primarily due to the addition of Geltech's traditional optics business in September 2000, which accounted for $4 million of traditional optics sales in fiscal 2001. Geltech's products are used in data storage and by manufacturers of medical equipment. Lens sales are primarily due to sales of lenses for laser and wafer chip inspection markets. Our sales efforts in targeting laser applications, an area where GRADIUM lenses increase the quality of YAG laser beams and reduce the focal spot size, has received market acceptance. Our major customers in fiscal 2001 included Coherent, Alpine Research, Sunrise Technologies and Gerhard Franck Optronik GmBH. Our major customers in fiscal 2000 included Gerhard Franck Optronik GmBH and Permanova Laser Systems AB.

INDUSTRIAL AND OPTOELECTRONIC DISTRIBUTORS IN FOREIGN COUNTRIES

     We have formalized relationships with eight industrial and optoelectronic distributors located in foreign countries. Because the optics industry is highly fragmented, we utilize distributors and the Internet as vehicles for broader promotion of GRADIUM glass. Our Internet web site (www.lightpath.com) is one source of information on GRADIUM glass, and potential customers can view products from our catalog. We have placed, and will continue to place, print media advertisements in various trade magazines and will participate in selected domestic and foreign trade shows. We have developed a network of selected independent optical engineering firms to promote the sale of GRADIUM glass products. Presently, eight optical engineering firms provide such optical design services and support.

OEMS

     We intend to continue to market GRADIUM glass through existing relationships with OEMs for the production of specific prototype lenses to be incorporated into the manufacturer's proprietary products. Future OEM relationships will only be entered into based upon the OEM's ability to fund the product design and our assessment of its ability to achieve certain economic criteria. In fiscal 2000 we recognized $125,000 in licensing fees from a 1994 agreement with Karl Storz GMBH & Co., a major endoscope manufacturer, who converted to a non-exclusive arrangement.

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

COMPETITION

OPTOELECTRONICS AND  FIBER TELECOMMUNICATIONS

     The telecommunications marketplace is renowned for its product quality and reliability demands. Every item must pass rigorous testing before being designed into devices and systems. We must establish a reputation as a quality supplier. The products must perform as claimed so that the customer will not need to test after the initial qualification, and we must be open to continuous improvement of our products and processes. If we can pass these tests we believe we can become a primary or second source supplier to the industry. However, this industry is subject to, among other risks, intense competition and rapidly changing technology, and there can be no assurances as to our ability to anticipate and respond to the demands and competitive aspects of this industry

COLLIMATORS

     There are currently only a handful of direct competitors for our collimating lenses and Gen3 collimator. Nippon Sheet Glass currently supplies the majority of collimator lenses. The collimator lens is a separate business from Nippon Sheet Glass's primary product, automotive glass. The Gen3 collimator will compete against existing collimator assemblies, which are produced by Casix, DiCon Fiberoptics, Samsung Electronics, Wave Optics and Oz Optics. There are also a number of companies that assemble their own collimators, such as Lucent, and JDS Uniphase. These competitors have greater financial, manufacturing, marketing and other resources than LightPath. We are aware of current research projects that integrate optical technologies, such as existing planar waveguide structures, which have the potential to replace some of the current collimator applications. We believe that many of these products currently have limitations which have made their wide spread usage unfeasible, thereby reducing the likelihood that they will replace current collimator applications in the immediate future.

ISOLATORS

     Horizon competes with a few specific players in the isolator segment of the WDM components market. These include Namiki, TDK, Tokin, Kyocera, Sumitomo and Kaifa Technology (acquired by E-TEK/JDS Uniphase). Horizon's strategy does not involve direct competition with the "catalog" offerings of these companies; rather, Horizon focuses its efforts on designing and manufacturing specialty and hybrid components according to particular OEM specifications by delivering flexible and novel packaging solutions achieved by its automated platform.

MOLDED ASPHERES

     Geltech competes with Hoya Corporation and Asahi Corporation in the molded asphere lenses. Diffraction gratings or a competitive solution are sold by American Holigraphics, Jobin Yvan and Pirelli; arrayed waveguide gratings are produced by Lucent and PIRI; and reflective gratings are produced by Instruments SA. In addition, for less performance driven applications, Geltech competes with manufacturers of plastic aspheres.

SWITCHES AND OPTICAL CROSS-CONNECTS ("OXC")

     Mechanical switches comprise the majority of switches used today in the telecommunications industry. The current industry leader in this area is JDS Uniphase, followed by Dicon Fiberoptics. These competitors have greater financial, manufacturing, marketing and other resources than LightPath. OXC perform high speed wavelength routing, switching and conversion functions in an optical network. We intend to continue with the development of OXC at our Warren, New Jersey facility. We believe our material processing expertise will be key to the development of OXC products which overcome the cost and performance challenges of current technology. Today switching is generally performed electronically, however, several non-optical switches have recently been announced. To our knowledge, all of these devices remain in development.

TRADITIONAL OPTICS

     The market for optical components is highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lens products and optical components, providers of aspheric lenses and optical components and producers of optical quality glass. To a lesser extent, we compete with developers of radial gradient lenses and optical components. Many of these competitors have greater financial, manufacturing, marketing and other resources than we do.

     Manufacturers of conventional lenses and optical components include industry giants such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products. In addition, although these companies do not manufacture axial gradient lenses, and although we believe that we have substantial technological expertise in this field, these companies could rapidly pursue development of axial gradient products, in light of their substantial resources. In addition, our products compete with other products currently produced by these manufacturers.

     Manufacturers of aspheric lenses and optical components provide significant competition for our traditional optics in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Eastman Kodak Corporation, Hoya Corporation, Schott Glass, Hikari Glass Co., Ltd. and U.S. Precision Lens. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. But the nonspheric surfaces of glass "aspheres" are difficult to fabricate and test, are limited in diameter range and induce light scatter. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low-tech consumer products that do not place a high demand on performance (such as plastic lenses in disposable cameras). Molded plastic aspheres appear in products that stress weight, size and cost as their measure of success. Molded glass aspheric technology requires high volume production to be cost-effective because hand polishing is too time consuming. Despite these drawbacks, aspheric lenses presently have significant commercial acceptance.

     To a lesser extent, we compete with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange, chemical vapor deposition and Sol-Gel, all of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company, and Gradient Lens Corporation. We believe that these processes are limited by the small refractive index change achievable (typically, < 0.05), the small skin depth of the gradient region (typically < 3 mm), the lack of control of the shape of the resultant gradient profile, limited glass compositions, and high per unit manufacturing costs.

MANUFACTURING

LIGHTPATH

     LightPath has full scale commercial manufacturing operations in its Albuquerque, New Mexico facilities, totaling 30,300 square feet. In June 2000, we completed the initial construction of a 5,000 square foot clean room that houses seventeen operational manufacturing stations. Each station includes laser fusion and housing equipment and an automated testing process. We currently have two laser polishing stations in operation. With this equipment, we believe our facilities can meet the capacity requirements of our planned telecom products for several years. Our present telecom manufacturing facility can also be expanded by approximately 25% if needed.

     Due to manufacturing techniques we have developed, we believe our costs to produce the Gen3 collimator will be less than the traditional industry manufacturing costs. In April 1996, we built out our lens manufacturing plant for traditional optics. We believe that the present manufacturing facility can produce in excess of 2 million lens blanks per year depending on product size and mix. However, to date, we have not manufactured products in such quantities, as our sales have not supported this scale of production.

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

     Much of product qualification is performed in-house. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet BellCore Testing requirements. Our engineering departments have full design and CAD/CAM technical support. The implementation of Statistical Process Controls has allowed us to eliminate costly manual testing operations. We believe the ability to maintain consistently high quality at the manufacturing stage represents a significant asset and distinctive characteristic of our production capabilities. Quality control will be critical to our ability to bring telecommunication products to market as the customers demand rigorous testing prior to purchasing a product.

     * SUBCONTRACTORS; STRATEGIC ALLIANCES

     We believe that low manufacturing costs will be crucial to our long-term success. We presently use subcontractors for finishing lenses, including the collimator lens, and intend to continue to do so. We have the internal capability to finish prototype lenses and small volume orders. We have qualified and licensed numerous finishers to fabricate lenses, several of which are located in Asia. Qualification of additional offshore finishers to augment our strategy of maximizing cost efficiencies will continue to be a top manufacturing priority while the assembly and alignment of collimators will be done with automation at our manufacturing facilities.

     We entered into a 1997 strategic alliance with Hikari Glass Co., Ltd. of Japan (a 40% owned subsidiary of Nikon) to consider using Hikari as a possible second source for GRADIUM glass production, as a possible source for high-volume blank production, to increase the presence of GRADIUM glass in Hikari's established Asian markets and to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses. In February 2000, Hikari announced that they intended to spend $5 million to purchase equipment necessary to build out a second facility for GRADIUM glass materials and other products. The companies have plans to implement some of our goals during fiscal year 2002.

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

HORIZON

     Horizon's manufacturing lines are housed in approximately 5,000 square-feet of clean room space (certified Class 10,000) within their Walnut, California facility. The manufacturing lab contains dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. A tool and die operation, including EDM capability, is located in a separate shop and assembly area. The shop supports Horizon's product design and automation efforts including metrology and inspection, part prototype fabrication for proof of concept, and machine building from prototype to production line. The primary benefits of Horizon's approach to manufacturing are (i) reduced costs as a result of higher yields and throughput, and (ii) product consistency as a result of eliminating manual labor. We believe Horizon is the only manufacturer of free-space isolators currently using automated manufacturing. Horizon has similar product qualification processes and equipment as LightPath.

     * SUPPLIERS

     Horizon currently purchases a few key materials from single or limited sources. The polarizing glass used in its isolator products is supplied exclusively by Corning and is marketed as Polarcor(TM). To date, Horizon has been able to acquire an ample supply of polarizing glass. The latching garnet used in some isolators is supplied exclusively by Agere. Allocations of supply for this raw material can be very competitive but have not been an issue to date. Non-latching garnet and other crystals used in Horizon's other isolator products are provided by a number of vendors, including Casix, Sumitomo and TDK. Available quantities and adequate pricing of this garnet has not proven problematic. We believe that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurances in this regard.

     Horizon also relies on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain Horizon products require external processing such as brazing and metalization. To date, Horizon has found a suitable number of qualified vendors in the Southern California market.

GELTECH

     Geltech's manufacturing lines are housed in approximately 35,000 sq./ft in two operating plants, consisting of 23,000 sq./ft at its headquarters in Orlando, Florida and another 12,000 sq./ft at its Auburn, California plant. These facilities include extensive research and development labs featuring state-of-the-art equipment and metrology. The manufacturing plants include lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The Orlando plant features an extensive tooling and machine shop, developed for the fabrication of proprietary press workstations, and advanced mold development. The Auburn California plant features grinding and polishing equipment including advanced CNC milling capabilities.

     In the second quarter of fiscal 2002, Geltech is planning to move into a new 41,000 sq/ft., production facility to accommodate current and future growth needs in Orlando. At this time we will consolidate our traditional optics work within the new facility and close the Auburn plant. The new facility will feature extensive clean room operations, expanded tooling and coating work areas, and expanded areas for the production of diffraction gratings and micro-lens arrays. The new production facility will also emphasize automation in all phases of manufacturing. The new facility is expected to provide Geltech with the platform to significantly reduce costs through process improvements and automation, and provide the capacity needed for the fulfillment of high volume opportunities.

     * SUPPLIERS

     Geltech utilizes a number of glass compositions for the manufacture of its molded glass aspheres and lens array products. One such glass is a proprietary glass composition licensed from and manufactured by Corning Incorporated. Corning Incorporated is currently the sole source for this glass composition. We believe that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurances in this regard. Suppliers and second sources of other glass compositions are readily available.

     Geltech also relies on local and regional vendors for component materials and services such as chemicals and inert gases, specialty ceramics, UV coatings and other specialty coatings. To date, Geltech has found a suitable number of qualified vendors for these materials and services.

PATENTS AND OTHER PROPRIETARY INTELLECTUAL PROPERTY

     Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. As of June 2001, LightPath and its subsidiaries had forty-nine issued U.S. patents, twenty-nine foreign patents and had filed numerous applications for additional U.S. patents and foreign patents. Patents have been issued and/or patent applications have been filed in the areas of glass composition, glass molding, gradient geometries, production processes, sol-gel processing, product design, fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expires in 2006; the remainder expire at various times through 2018. Patent applications corresponding to our U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

     In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

     LightPath(R) is now registered as a service mark in the United States and GRADIUM (R) is a registered trademark. Horizon has filed a federal trademark application for the mark "Horizon Photonics". Geltech's StableSil (R) is a registered trademark.

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

     Further, there can be no assurance that others have not independently developed or will not independently develop and patent similar or superior products and technologies, duplicate any of our products or technologies or design around our patents. There can be no assurance that patents issued to others will not adversely affect the development or commercialization of our products or technologies. We do not have an insurance policy for patent infringement liability coverage for costs or damages relating to claims of infringement. We could incur substantial costs in defending suits brought against us or any of our licensees, or in suits in which we may assert that our patent or patents provide us with rights against others or in suits contesting the validity of a patent. Any such proceedings could be protracted. In addition, there can be no assurance that we would be successful in defending our patent rights in any future infringement action. If the outcome of any such litigation is adverse to our interests, our business may be materially adversely affected.

     We do not believe that any of our products or processes infringes any U.S. or foreign patent rights of any other party. There can be no assurance, however, that our products or processes do not infringe on a United States or foreign patent, or patent application. Patent applications in the United States are maintained in secrecy until the patent is issued. We could incur substantial costs in defending ourself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability for us to make, use, distribute and sell products.

     We also rely on trade secrets and proprietary know-how. We seek to protect our trade secrets and proprietary know-how, in part, by confidentiality agreements with our employees, consultants and customers. However, there can be no assurance that our confidentiality agreements will not be breached or that we would have adequate remedies for any breach. Some of the confidentiality agreements that we rely upon will expire in the next few years. There can be no assurance that others will not independently develop technology or processes substantially equivalent to or better than our technology or processes, or that our trade secrets will not otherwise become disclosed to or independently discovered by our competitors.

ENVIRONMENTAL AND GOVERNMENT REGULATION

     Currently, emissions and waste from our present manufacturing processes are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize contain lead and other toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

     Horizon uses a low-emission spray booth for the application of certain solvents and adhesives in its manufacturing process. Horizon maintains a permit for its spray booth through its local air quality management district and believes it is in full compliance with all applicable regulations. Geltech utilizes certain chemicals and solvents in its manufacturing process. Geltech maintains all necessary permits and believes it is in full compliance with all applicable regulations

     There are currently no federal, state or local regulations that restrict the manufacturing and distribution of our telecom products or GRADIUM glass materials. Certain end-user applications will require that the complete optical systems receive government approval, such as Federal Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be the responsible for the license and approval process.

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

     The majority of present development efforts are focused on the Gen3 collimator assembly, opto-mechanical switch and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Our acquired businesses continue their efforts in the area of isolators and next generation optical subassemblies, diffractive gratings, waveguides, lens arrays and sub-assembly technologies. We incurred expenditures for research and development for the years ended June 30, 2001 and 2000 of $7,089,931 and $1,449,347, respectively. In addition, during fiscal 2001, $9.1 million and during fiscal 2000 $4.2 million of in-process research and developments costs were expensed related to the acquisition of Geltech and Horizon, respectively.
We currently plan to expend approximately $8.2 million for research and development during fiscal 2002, which could vary depending upon progress of projects in the proof of concept stage.

EMPLOYEES

     We currently have 300 full-time employees in California, New Mexico, Texas, Florida and New Jersey. We expect to add approximately 145 additional employees in the next twelve months, primarily consisting of manufacturing personnel, dependent upon the actual sales growth realized during fiscal 2002. Thirty-six of our present employees are engaged in management, administrative and clerical functions, twenty-five in research and product development, nineteen in equipment automation, twelve in sales and marketing and two hundred and eight are in production and metrology. We intend to continue our current practice of utilizing outside consultants, where appropriate, in addition to hiring full-time personnel. None of our employees are represented by labor unions.

RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR LOSSES.

     We incurred net losses of $60.8 million for the fiscal year ended June 30, 2001, and $15.6 million for the fiscal year ended June 30, 2000. As of June 30, 2001, we had an accumulated deficit of $105 million. In June 2001, we announced lower net revenue guidance for our fiscal year ending June 30, 2002 from $85 million to $35-55 million due to the unanticipated widespread softening of the U.S. economy and the telecommunications industry in particular. We have experienced order cancellations and extensions of product shipment dates by our customers who are adjusting their inventory levels in response to slower industry growth. These cancellations and extensions adversely impact our revenues and could result in higher inventory levels than required to support our sales levels. These conditions may significantly delay, and could prevent, our ability to achieve profitability. We expect to continue to incur significant product development, sales and marketing and administrative expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

WE FACE ORDER CANCELLATIONS AND EXTENSIONS OF PRODUCT SHIPMENT DATES BY SOME OF OUR CUSTOMERS.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. We have recently experienced order cancellations and extensions of product shipment dates by some of our customers. If these or other current customers stop placing orders, or further reduce orders, we may not be able to replace these orders with orders from new customers. The majority of our current customers do not have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers or further significant reductions in sales to these customers would reduce our net revenues from the levels currently expected.

WE HAVE ONLY RECENTLY BEGUN SELLING PRODUCTS TO THE TELECOMMUNICATIONS INDUSTRY.

     We have only generated revenues from the sale of products to the telecommunications industry since fiscal 1999. Through June 1996, our primary activities were basic research and development of glass material properties. Moreover, our ability to accurately forecast revenues is impacted by weaknesses and uncertainties regarding overall demand within the telecommunications industry, inventory levels within the industry, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply/demand conditions within the industry. Because we have only recently begun to sell these products, we have in the past and may in the future be unable to accurately forecast our revenues from sales of these products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. We may not be able to address the risks associated with our limited operating history in an emerging market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

OUR PRODUCTS ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT ACHIEVE MARKET ACCEPTANCE.

     Many of our telecommunications products are still in the introductory phase, and our current line of GRADIUM products and other traditional optics, have not generated sufficient revenues to sustain operations. While we believe our existing products are commercially viable, we anticipate the need to educate the optical components market in order to generate market demand and market feedback may require us to further refine these products. Development of additional product lines will require significant further research, development, testing and marketing prior to commercialization. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

OUR PRODUCTS HAVE NOT BEEN DEMONSTRATED TO BE COMMERCIALLY SUCCESSFUL.

     Our collimator products have not yet achieved broad commercial acceptance, our isolator sales first entered the commercial production phase in April 2000 with one significant customer and our molded aspheres telecom applications are new. Although we are engaged in negotiations and discussions with potential customers, there can be no assurance that any such discussions will lead to development of commercially viable products or significant revenues, if any, or that any products currently existing or to be developed in the future will attain sufficient market acceptance to generate significant revenues. We must also satisfy industry-standard Telcordia Testing on telecommunication products to meet customer requirements, as well as satisfy prospective customers that we will be able to meet their demand for quantities of products, since we may be the sole supplier and licensor. We do not have demonstrated experience as a manufacturer for all our product lines and have limited financial resources. We may be unable to accomplish any one or more of the foregoing to the extent necessary to develop market acceptance of our products.

     Although our traditional optics products have been accepted commercially, the benefits of the GRADIUM glass line are not widely known. In order to persuade potential customers to purchase GRADIUM products, we will need to overcome industry resistance to, and suspicion of, gradient lens technology that has resulted from previous failed attempts by various researchers and manufacturers unrelated to us to develop a repeatable, consistent process for producing lenses with variable refractive indices. Prospective customers will need to make substantial expenditures in order to redesign products to incorporate GRADIUM lenses. There can be no assurances that potential customers will view the benefits of our products as sufficient to warrant such design expenditures.

WE DEPEND ON A FEW KEY CUSTOMERS.

     In the fiscal year ended June 30, 2001, Agere Systems, Inc., Corning Incorporated and JDS Uniphase accounted for 44%, 7.4%, and 5.2% of our net revenues, respectively. We anticipate that our operating results will continue to depend on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, could adversely affect our revenues.

RISKS RELATED TO THE OPTICAL NETWORKING INDUSTRY

SALES OF OUR PRODUCTS DEPENDS UPON DEPLOYMENT OF OPTICAL NETWORKS TO SATISFY INCREASED BANDWIDTH REQUIREMENTS.

     Our future success depends on the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the continued growth and upgrading of optical networks. If the growth and upgrading of optical networks does not continue, sales of our products may decline, which would adversely affect our revenues.

THE OPTICAL NETWORKING MARKET IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS.

     The optical networking market is relatively new and is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

     *    maintaining and enhancing our relationships with our customers;
     * the education of potential end-user customers and network service providers about the benefits of optical networks; and
     * our ability to accurately predict and develop our products to meet industry standards.

     If we fail to address changing market conditions, the sales of our products may decline, which would adversely impact our revenues.

WE MUST INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICES OF OUR PRODUCTS.

     We have experienced decreases in the average selling prices of some of our products, including most of our passive component products. We anticipate that as products in the optical component and module market become more commoditized, the average selling prices of our products may decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand, which will make it difficult for us to increase our sales volume. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS.

     Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve efficient volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     During the calendar year ended December 31, 2000, we acquired both Horizon and Geltech in separate transactions. The efficient integration of these businesses into our organization will be important to our success. If our integration efforts prove to be unsuccessful, our business will suffer. We have spent, and expect to continue to spend, significant financial, management and other resources to integrate these businesses into our organization. Our headcount increased substantially as a result of the acquisitions, and these new employees must be integrated with our existing employees. Both Horizon and
Geltech were privately held and may require substantial investments in operational and financial infrastructure to ensure that their systems and processes adequately support operating as a publicly held organization. Each of these organizations will also need additional investments in manufacturing infrastructure in order to develop new products and ramp up production volumes. There can be no assurances that we will be able to retain the key employees of Horizon and Geltech. We have limited experience with integrating acquired businesses into our organization. Our integration efforts may not be successful and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. If we are unable to integrate these companies into our organization in a timely and effective manner, our business and our operating results will be adversely affected.

     We anticipate that in the future, as part of our business strategy, we may continue to make strategic acquisitions of complementary companies, products or technologies. In the event of any further future acquisitions, we could:

     * issue stock that would dilute our current stockholders' percentage ownership;
     *    incur debt;
     *    assume liabilities; or
     *    incur  expenses  related  to  in-process   research  and  development,
          amortization of goodwill and other intangible assets.

     Any future acquisitions also could involve numerous risks, including:

     * problems associated with combining the acquired operations, technologies or products;
     *    unanticipated costs or liabilities;
     *    diversion of management's attention from our core business;
     * adverse effects on existing business relationships with suppliers and customers;
     * risks associated with entering markets in which we have no or limited prior experience; and
     * potential loss of key employees, particularly those of the acquired businesses.

     We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

COMPETITION MAY INCREASE, WHICH COULD REDUCE OUR SALES AND GROSS MARGINS, OR CAUSE US TO LOSE MARKET SHARE.

     Competition in the optical component and module market in which we compete is intense. Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Such acquisitions could give our competitors a strategic advantage. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

     We compete with manufacturers of conventional spherical lens products and aspherical lens products, producers of optical quality glass and other developers of gradient lens technology as well as telecom product manufacturers. In both the optical lens and telecommunications components markets, we are competing against, among others, established international industry giants. Many of these companies also are primary customers for optical and telecommunication components, and therefore have significant control over certain markets for our products. We are also aware of other companies that are attempting to develop radial gradient lens technology. There may also be others of which we are not aware that are attempting to develop axial gradient lens technology similar to our technology. There can be no assurance that existing or new competitors will not develop technologies that are superior to or more commercially acceptable than our existing and planned technologies and products.

OUR PRODUCTS MAY CONTAIN UNKNOWN DEFECTS.

     Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products often are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

     *    loss of customers;
     *    damage to our brand reputation;
     *    failure to attract new customers or achieve market acceptance;
     *    diversion of development and engineering resources; and
     *    legal actions by our customers or third parties.

     The occurrence of any one or more of the foregoing factors could cause our net revenues to decline or otherwise have an adverse effect on our business.

WE FACE PRODUCT LIABILITY RISKS.

     The sale of our optical products will involve the inherent risk of product liability claims by others. We do not currently maintain product liability insurance coverage, although we do intend to procure such insurance in the future. Product liability insurance is expensive, subject to various coverage exclusions and may not be obtainable on terms acceptable to us. Moreover, the amount and scope of any coverage may be inadequate to protect us in the event that a product liability claim is successfully asserted.

OUR PRODUCTS HAVE LONG AND VARIABLE SALES CYCLES.

     The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle (often one year or longer). While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical component and module market, we cannot predict the length of these sales and development cycles. The recent slowdown in the U.S. economy has resulted in order cancellations and extensions of product shipment dates by our customers. These long sales cycles, coupled with the uncertain affects of the slowdown in the U.S. economy, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our President and Chief Executive Officer, Donald Lawson, who conceived our strategic plan and who is substantially responsible for planning and guiding our direction, and upon Executive Vice Presidents Dennis Yost and Robert Cullen, and Senior Vice Presidents Mark Fitch and Donna Bogue. We also depend upon our ability to attract additional members to our management and operations teams to support our expansion strategy. The loss of any of these key employees would adversely affect our business. We have obtained a key employee life insurance policy in the amount $1,000,000 on the life of Mr. Lawson. We had approximately 300 full-time employees on June 30, 2001. Although we have reduced our workforce by approximately 90 people during the last two quarters of fiscal 2001, we expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

WE HAVE LIMITED PRODUCT OFFERINGS, SOME OF WHICH ARE CURRENTLY EXPERIENCING A DECLINE IN DEMAND.

     We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the fiscal year ended June 30, 2001, we derived approximately 50%, 16%, 14.5% and 19.5%, respectively, of our net revenues from our isolators, collimators, molded aspheric lenses and traditional optics, respectively We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical component and module products has declined as a result of the recent slowdown in the economy and we have recently experienced order cancellations and delays in product shipment dates by our customers. Aside from the current slowdown in the telecommunications industry, continued and widespread market acceptance of our products is critical to our future success. We cannot assure you that, once the telecommunication industry conditions improve, our current products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations.

WE MUST ACCURATELY TIME OUR MANUFACTURING CAPACITY WITH THE DEMAND FOR OUR PRODUCTS.

     We face a challenge in accurately timing the installation of our manufacturing capacity with the demand for our products. Throughout fiscal 2001 we expanded our manufacturing capacity through the expansion of facilities and the hiring of employees and through the acquisition of Geltech. At June 30, 2001, we had a total of 300 full-time employees, up from 125 employees at June 30, 2000. As a result of the recent, and sudden, order cancellations and extensions of product shipment dates by our customers, we are slowing the rate of production of some of our products. We also may curtail efforts to install new equipment in our facilities until market conditions improve. We believe this approach will allow us to quickly ramp production if unit demand for our products merits. However, if demand for our products continues to decline, we may have more employees and facility space than necessary to deliver our products, which would adversely impact our ability to achieve profitability, and could require us to further reduce the size of our operations.

     Despite our recent announcement to slow down expansion of our business, we still face challenges as a result of our rapid expansion over the past few fiscal years. The increase in employees as a result of the acquisitions and the growth in our operations, combined with the challenges of managing geographically-dispersed operations, have placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force. The failure to effectively manage our recent growth and to accurately time any future growth with market demand for our products could adversely impact our ability to manufacture and sell our products, which could reduce our revenues.

WE MUST EXPAND OUR SALES ORGANIZATION.

     The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. Currently, our sales organization is limited. We will need to grow our sales force in order to increase market awareness and sales of our products. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our revenues.

WE MUST MAKE SALES IN A FRAGMENTED MARKET.

     The markets for optical lenses and telecommunication components are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. The fragmented nature of the optical products market may impede our ability to achieve commercial acceptance for our products. In addition, our success will depend in great part on our ability to develop and implement a successful marketing and sales program. There can be no assurance that any marketing and sales efforts undertaken by us will be successful or will result in any significant product sales.

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION.

     We may from time to time become involved in various lawsuits and legal proceedings. For example, we are currently involved in litigation in Delaware and Texas regarding our Class E Common Stock. The Delaware litigation seeks a declaratory judgment with respect to (among other things) our right to redeem the Class E Common Stock on September 30, 2000 for $.0001 per share. The Texas litigation was filed by small group of holders of Class E Common Stock and, in essence, makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. Although management believes the allegations underlying the Texas litigation are without merit, we are unable to predict the results of such litigation. Litigation is subject to inherent uncertainties, and an adverse result in either of these matters, or in any other matters that may arise from time to time, may adversely impact our operating results or financial condition.

     Any litigation to which we are subject could require significant involvement of our senior management and may divert management's attention from our business and operations. For more information about current legal proceedings, see "Part I, Item 3 -- Legal Proceedings."

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES.

     For the fiscal year ended June 30, 2001, 14.9% of our net revenues were from international sales. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following:

     * greater difficulty in accounts receivable collection and longer collection periods;
     *    the impact of recessions in economies outside the United States;
     *    unexpected changes in regulatory requirements;
     * sudden and unexpected reductions in demand in particular countries in response to exchange rate fluctuations;
     *    certification requirements;
     *    reduced protection for intellectual property rights in some countries;
     *    potentially adverse tax consequences; and
     *    political and economic instability.

     While we expect our international revenues to be denominated predominantly in U.S. dollars, in the future a portion of our international revenues and expenses may be denominated in foreign currencies. Accordingly, we could experience the risks of fluctuating currencies and the corresponding exchange rates.

OUR STOCK PRICE IS VOLATILE.

     Broad market fluctuations or fluctuations in our operations may adversely affect the market price of our Common Stock. The market for our Common Stock is volatile. The trading price of our Common Stock has been and will continue to be subject to:

     * volatility in the trading markets generally and in our particular market segment;
     * significant fluctuations in response to quarterly variations in operating results;
     *    announcements   regarding   our   business  or  the  business  of  our
          competitors;
     *    changes in prices of our or our competitors' products and services;
     *    changes in product mix;
     * changes in revenue and revenue growth rates for us as a whole or for geographic areas; and
     *    other events or factors.

     Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, have from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have been unrelated to the operating performance of these companies.

OWNERSHIP BY EXISTING MANAGEMENT.

     If our management and shareholders act in concert, disposition of matters submitted to shareholders or the election of the entire Board of Directors may be hindered. We estimate that management and our principal shareholders beneficially owned approximately 26.2% of the aggregate Common Stock outstanding as of August 1, 2001.

SOME PROVISIONS IN OUR CHARTER DOCUMENTS AND BYLAWS MAY HAVE ANTI-TAKEOVER EFFECTS.

     Our Certificate of Incorporation and Bylaws contain some provisions that could have the effect of discouraging a prospective acquirer from making a tender offer, or which may otherwise delay, defer or prevent a change in control.

ABSENCE OF DIVIDENDS TO SHAREHOLDERS.

     Our Board has never declared a dividend on our Common Stock. We do not anticipate paying dividends on the Common Stock in the foreseeable future. It is anticipated that earnings, if any, will be reinvested in the expansion of our business.

OUR CONVERTIBLE PREFERRED STOCK, WARRANTS AND OPTIONS MAY AFFECT OUR FUTURE FINANCING.

     The existence of our outstanding Convertible Preferred Stock, options or warrants may adversely affect the terms on which we can obtain additional financing. As of June 30, 2001, there were outstanding:

     * warrants issued in private placement and other transactions pursuant to which 299,300 shares of Common Stock are issuable;
     * 127 shares of Series F Convertible Preferred Stock, $.01 par value per share, pursuant to which 307,340 shares of Common Stock are reserved for issuance to the selling shareholders upon conversion of the Series F Convertible Preferred Stock; and
     * outstanding options to purchase an aggregate of 4,249,454 shares of Common Stock.

     In addition, approximately 568,000 shares of Common Stock were reserved as of June 30, 2001 for issuance pursuant to future grants to be made under the Omnibus Incentive Plan and Directors Stock Incentive Plan.

     For the life of such options, warrants and Convertible Preferred Stock, the holders will have the opportunity to profit from a rise in the price of the underlying common stock, with a resulting dilution in the interest of other holders of common stock upon exercise or conversion. Further, the option and warrant holders can be expected to exercise their options and warrants at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued common stock on terms more favorable to us than those provided by such options or warrants.

     The eligibility of the foregoing shares to be sold to the public, whether pursuant to an effective registration statement, Rule 144 or an exemption from the registration requirements may have a material adverse effect on the market value and trading price of the Common Stock.

WE HAVE AGREED TO CERTAIN LIMITATIONS UPON POTENTIAL LIABILITY OF OUR DIRECTORS.

     Our Certificate of Incorporation provides that directors will not be personally liable for monetary damages to LightPath or its shareholders for a breach of fiduciary duty as a director, subject to limited exceptions. Although such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission, the presence of these provisions in the Certificate of Incorporation could prevent the recovery of monetary damages by LightPath or its shareholders.

WE MUST MAINTAIN COMPLIANCE WITH CERTAIN CRITERIA IN ORDER TO MAINTAIN LISTING OF OUR SHARES ON THE NASDAQ MARKET.

     The  Company's  Common  Stock is  currently  traded on the Nasdaq  National
Market. Failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in our securities being delisted from the Nasdaq National Market. If delisted from the Nasdaq National Market, our securities may be eligible for trading on the Nasdaq SmallCap Market, the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that our securities will be eligible for trading on any alternative exchanges or markets. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price and difficulty in obtaining future financing.

WE MAY NOT HAVE ENOUGH FUNDS AVAILABLE TO REDEEM OUTSTANDING SHARES OF PREFERRED STOCK.

     In the event of automatic conversion of the Series F Preferred Stock, three years after issuance LightPath has the right to redeem such preferred stock for cash. In addition, a Liquidation Event, as defined in the applicable Certificate of Designation, may require redemption of the Series F Preferred Stock for cash. There can be no assurance that we will have adequate cash to effect such cash redemptions in the future.

WE WILL RECOGNIZE A SUBSTANTIAL CHARGE TO INCOME UPON CONVERSION OF OUR CLASS E COMMON STOCK.

     In the event any shares of the Class E Common Stock held by shareholders who are officers, directors, employees or consultants of the Company converted into shares of Common Stock, we will record compensation expense for financial reporting purposes during the period conversion appears probable. These conversion rights expired on September 30, 2000 based on the operating results of the Company for the year ended June 30, 2000. Our management believes the conversion rights have not been met and that, as a result, the Class E Common Stock will be subject to redemption for a nominal amount. However, we are involved in litigation regarding the Class E Common Stock, the outcome of which cannot be determined at this time. Any adverse determination in such litigation, including any determination resulting in a conversion of the Class E Common Stock, could have a material adverse effect on the market price of the Common Stock.

RISK THAT FORWARD-LOOKING STATEMENTS MAY NOT COME TRUE.

     This report contains forward-looking statements that involve risks and uncertainties. We use words such as "believe", "expect," "anticipate," "plan" or similar words to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which speak as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this report.

ELECTRICAL BLACKOUTS AND OTHER BUSINESS INTERRUPTIONS COULD ADVERSELY EFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power in the state. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Any losses or damages incurred by us as a result of blackouts or other business interruptions could impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

WE MAY NEED ADDITIONAL FUTURE FINANCING IN ORDER TO FUND OUR OPERATIONS AND PLANS FOR GROWTH.

     There can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. At this time the Company does not believe product sales will reach the level required to sustain its operations and growth plans beyond the near term. We may need to obtain additional financing in the future. We do not have any commitments from others to provide additional financing in the future and there can be no assurance that any such additional financing will be available if needed or, if available, will be on terms favorable to us. In the event such needed financing is not obtained, our operations will be materially adversely affected and we could be forced to cease or substantially reduce operations. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve restrictive covenants.

OUR BUSINESS DEPENDS UPON THE EFFORTS OF THIRD PARTIES.

     Our strategy for the research, development and commercialization of certain products entails entering into various arrangements with corporate partners, OEMs, licensees and others in order to generate product sales, license fees, royalties and other funds adequate for product development. We may also rely on our collaborative partners to conduct research efforts, product testing and to manufacture and market certain of our products. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can also be no assurance that we will be successful in establishing any such collaborative arrangements or that, if established, the parties to such arrangements will assist us in commercializing products. We have a non-exclusive agreement with a catalog company to distribute certain of its products. We have formalized relationships with eight foreign distributors to create markets for GRADIUM in their respective countries. There can be no assurance that these parties, or any future partners, will perform their obligations as expected or that any revenue will be derived from such arrangements.

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

IF WE DO NOT ACCURATELY PROJECT DEMAND FOR OUR PRODUCTS, WE WILL HAVE EXCESS MANUFACTURING CAPACITY OR INSUFFICIENT MANUFACTURING CAPACITY.

     We currently manufacture substantially all of our products in our facilities located in Albuquerque, New Mexico, Walnut and Auburn, California and Orlando, Florida. Based on the recent and sudden change in U.S. economic conditions, we now expect lower demand for our products in fiscal 2002. We intend to lower production output during the first part of fiscal 2002 while retaining flexibility to meet demand if it should increase in the near future. We expect that the production slowdown will negatively impact our gross margins during the first half of fiscal 2002. If we fail to accurately coordinate our production capacity and output with demand for our products in the future, we may have excess capacity or insufficient capacity, either of which may seriously harm our results of operations.

     Furthermore, we may experience delays, disruptions or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed beyond the revised shipment schedules requested by our customers, which would negatively impact our revenues, competitive position and reputation. For example, we have, in the past, experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields and delays in the shipment of our products. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations.

OUR FAILURE TO ACCURATELY FORECAST MATERIAL REQUIREMENTS COULD CAUSE US TO INCUR ADDITIONAL COSTS, HAVE EXCESS INVENTORIES OR HAVE INSUFFICIENT MATERIALS TO BUILD OUR PRODUCTS.

     We use rolling forecasts based on anticipated product orders to determine our materials requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials. Lead times for materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the materials at a given time. If we overestimate our material requirements, we may have excess inventory, which would increase our costs. If we underestimate our material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Recent order cancellations and extension of product delivery dates by our customers have created a risk of material obsolescence. Additionally, in order to avoid excess material inventories we may incur cancellation charges associated with modifying existing purchase orders with our vendors.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE DELAYED.

     The manufacture of our products involves complex and precise processes. Our manufacturing costs for several products are relatively fixed, and, thus, manufacturing yields are critical to our results of operations. Changes in our manufacturing processes or those of our suppliers, or the use of defective materials, could significantly reduce our manufacturing yields and product reliability. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We may experience lower than targeted product yields in the future which could adversely affect our operating results.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER.

     Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Customers may require that we be registered under international quality standards, such as ISO 9001. This customer qualification process determines whether our manufacturing lines meet the customers' quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program.

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY MATERIALS IN
OUR  PRODUCTS,   WHICH  MAKES  US  SUSCEPTIBLE  TO  SUPPLY  SHORTAGES  OR  PRICE
FLUCTUATIONS.

     We currently purchase several key materials used in the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The recent softening of demand in the telecommunications industry could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials, or the inability to obtain these materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure that our patent applications will be approved, that any patents that may issue will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES AND LITIGATION.

     We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to products similar to ours. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

     * stop selling, incorporating or using our products that use the disputed intellectual property;
     * obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or
     *    redesign our products that use the disputed intellectual property.

IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

     We regard substantial elements of our technology as proprietary and attempt to protect them by relying on patent, trademark, service mark, copyright and trade secret laws. We also rely on confidentiality procedures and contractual provisions with our employees, consultants and corporate partners. The steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

     It may be necessary to litigate to enforce our patents, copyrights, and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation can be time consuming, distracting to management, expensive and difficult to predict. Our failure to protect or enforce our intellectual property could have an adverse effect on our business, financial condition, prospects and results of operation.

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE.

     From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease our headquarters, a manufacturing facility, a development office and an engineering office, in Albuquerque, New Mexico. The leases are generally five year leases with renewal options which currently are scheduled to expire from March 2002 through April 2005. The leased space houses all of our operations, including research, product design and development, production and all administrative operations. The 13,300, 17,000, 7,000 and 3,500 square foot facilities are located in a business and research park. We are obligated to make monthly rental payments of approximately $25,000. Currently we believe our present facilities will be sufficient for our current and planned business needs during at least the next two years.

     We lease an 11,500 square foot facility for office and research and development in Warren, New Jersey. The leased space houses sales staff and research, product design and development relating to the development of the optical switch engine to be sold as an enabling component for an optical cross connect system. We are obligated to make monthly rental payments of approximately $19,000 until May 2005.

     Horizon leases a 10,200 square foot facility in Walnut, California. The leased space houses all of Horizon's operations, including office, manufacturing and development space. Horizon is obligated to make monthly rental payments of approximately $7,000 until October 2003.

     Geltech has over 35,000 square feet in two operating plants, 23,000 square feet at its headquarters in Orlando, Florida and another 12,000 square feet at its Auburn, California plant. These facilities include extensive research and development labs featuring state-of-the-art equipment and metrology, and clean room facilities. We are in the process of expanding our Florida manufacturing site to 41,000 square feet which will contain a 9,000 square foot clean room and we will consolidate the traditional optics work resulting in the closure of the Auburn plant by September 30, 2001. Geltech will sublease approximately 10,000 square feet of this space temporarily to a third party until expansion is needed. Lease terms on the new facility call for monthly rental payments of approximately $45,000 until October 2008, and the current Orlando lease will be cancelled.

ITEM 3. LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on March 31, 2001 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive either $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option would be priced at the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options to purchase Class A Common Stock, approximately 40,221 shares of Class A Common Stock would be issuable upon exercise of these options. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement. The settlement proposal was made to include all holders of Class E Common Stock holders. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In July 2001, the Chancery Court agreed to postpone further action regarding the proposed settlement pending the currently scheduled mediation of the Texas action. Due to the uncertainty regarding the proposed settlement offer, the different exchange methods and the coverage of insurance for such claims, the Company has not been able to determine that it is probable that the proposed settlement will occur nor the likely amounts to be accrued for any possible settlement costs.

     On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. As of June 30, 2001, the Company has expensed legal fees associated with this claim of approximately $650,000 and has filed an insurance claim for the amount related to the lawsuit, in excess of deductible amounts. One of the insurance companies responsible for the claim has filed for reorganization. The company is working with regulatory agencies to resolve and collect the monies due under this policy.

     On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisors and seeking to terminate the agreement. On or about November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. On April 5, 2001, the parties met in New Mexico for mediation and the dispute was settled by payment of $1.3 million to Carmichael. The Company incurred approximately $300,000 in legal fees in connection with this matter during fiscal 2001. The financial advisor contract with Carmichael & Company LLC was terminated and both parties released the other from any further claims.

     LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-KSB for the year ended June 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Class A Common Stock was quoted on the Nasdaq SmallCap Market system under the symbol "LPTHA" continuously from February 22, 1996 until July 12, 2000, when our Class A Common Stock moved to the Nasdaq National Market System under the symbol "LPTH". We estimate there were approximately 300 holders of record and approximately 19,000 beneficial holders of the Class A Common Stock on August 15, 2001. We have not paid cash dividends in the past and we do not intend to pay dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

     The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted. The quotation information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                        Class A
                                                      Common Stock
                                                   ------------------
     Fiscal Year Ended                              High         Low
     -----------------                             ------       -----
     June 30, 2000
     Quarter ended September 30, 1999              $ 7.19      $ 1.78
     Quarter ended December 31, 1999               $18.69      $ 3.13
     Quarter ended March 31, 2000                  $65.31      $15.88
     Quarter ended June 30, 2000                   $41.38      $15.63

     June 30, 2001
     Quarter ended September 30, 2000              $57.94      $26.50
     Quarter ended December 31, 2000               $48.00      $10.56
     Quarter ended March 31, 2001                  $27.44      $10.25
     Quarter ended June 30, 2001                   $19.00      $ 6.65

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

     On November 2, 1999, we completed a private placement of 408 shares of its Series F Preferred Stock (the "Series F Stock"). The Series F Stock is convertible into shares of Class A common stock, at a conversion price which is equal to the lower of $5.00 or 80% of the five day average closing bid price of the Company's Class A common stock at the conversion date. Each share of Preferred Stock is convertible into Class A Common Stock at the option of holder, subject to certain volume limitations during the first 9 months. Holders of Series F Stock also received Class K warrants to acquire a total of 489,600 shares of Class A common stock in addition to the modification of terms on warrants outstanding from prior private placements. The Class K Warrants may be exercised at any time prior to expiration on November 2, 2002 at a price of $5.00 per share. Each of the investors in the Series F Stock has previously invested in our Series A, B and/or C Preferred Stock. In order to induce them to invest in the Series F Stock, in November 1999 we agreed to reduce the applicable exercise prices and extend the applicable expiration dates of all outstanding warrants issued in connection with the sale of such Series A, B and C Preferred Stock. The gross proceeds received for the private placement of

Series F Stock was $4,080,000, less placement fees and related expenses resulting in net proceeds of approximately $3,900,000. We also issued 125,000 Class L warrants to the placement agent, with terms identical to Class K Warrants.

     On November 5, 1999 Robert Ripp entered into an agreement to purchase 62,500 shares of LightPath Class A Common Stock for $4.00 per share in connection with his election to serve as Chairman of the Board of Directors. Mr. Ripp also received warrants to purchase up to 281,250 shares of Class A Common Stock at $6.00 per share at any time through November 10, 2009. The resale of these shares were registered on a Form S-3 that became effective on January 18, 2000.

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

     On January 11, 2000, we called all of our outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant was exercisable at a price of $6.50 for one share of Class A Common Stock and one Class B Warrant. As of March 31, 2000
substantially all of the outstanding 2.7 million Class A Warrants and approximately 2 million Class B Warrants were exercised for net proceeds of approximately $33 million. On May 15, 2000 we called all of our outstanding Class B warrants for redemption on June 13, 2000 at the redemption price of $.05 per Class B Warrant. Each Class B Warrant was exercisable at a price of $8.75 for one share of Class A Common Stock. As of June 30, 2000 substantially all of the outstanding Class B Warrants were exercised resulting in the issuance of approximatley 2.8 million shares of Class A Common Stock and net proceeds of approximately $23.5 million were received.

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

     During 1997, we adopted a policy whereby employees may purchase Class A common stock of LightPath at fair market value as payroll deduction. During fiscal 2000, one employee elected to make stock purchases of 3,929 shares at an average price of $2.24 per share. All of these shares were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In relying upon Section 4(2) of the Act, we limited our offering of the shares solely to the employees. No other public offering or advertisement was conducted. In addition, we relied upon certain representations made by the employees with respect to their understanding of our business and financial condition, and future business prospects, and their intent to acquire the shares for their own investment purposes and not with a view to resale. The resale of these shares is restricted and appropriate legends have been placed on the certificates representing such restrictions.

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

TELECOM SEGMENT - (optoelectronics and fiber telecommunications)

     During fiscal 2001, telecom product sales increased to approximately $21 million versus $1.5 million for the comparable period last year. The telecom segment results include isolator sales of $13 million, $4.2 million of collimator product sales and $3.8 million of aspheric optics for active telecom product sales. Sales generated from acquired businesses accounted for $15.8 million or 81% of the increase in telecom revenue. The telecom product backlog decreased to $15 million at June 30, 2001 versus $17.1 million at March 31, 2001, $20.2 million at December 31, 2000 and $9.8 million at September 30, 2000. The backlog is composed of $11.8 million for isolator products, $1.8 million for collimator products and $1.4 million for active telecom components. Within our current backlog are purchase orders where shipments have been pushed-out past their original delivery dates and the customers have not yet provided us with revised shipment dates. Accordingly, we are unable to determine the quarters in which we anticipate shipment will occur. Sales to the Agere Systems, Inc. ("Agere") (formerly the Microelectronics division of Lucent Technologies Inc.) represents 50% of the current open sales orders and 55% of the telecom sales for fiscal 2001. In August 2000, we introduced the LP1600 opto-mechanical switch which employs a patented retro-reflecting mirror design in conjunction with our Gen3 collimator. Due to the current economic environment we have elected to delay expenses related to the launch of this product; however, we will concentrate on the development of further enhancements to existing product lines. The telecom segment incurred an operating loss of $7.2 million for fiscal 2001 as compared to $7.5 million for the comparable period last year.

     Significant events which impacted our telecom segment during fiscal 2001 include:

     * Continued record telecom sales of $21 million. The completion of the expansion of the Horizon automated manufacturing facility which is dedicated to large volume isolator production and the development of next-generation optical subassemblies contributed to the overall sales growth as well as the inclusion of sales from Geltech's telecom products. Horizon released a new line of isolator assemblies for application in the metro and access telecom markets. This line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting lower cost applications;
     * The September 20, 2000 expansion of our telecom products to include active components through the acquisition of privately held Geltech. We began acquisition talks with Geltech, due to our interest in their precision molded aspheric optics used in the active telecommunication components markets. The acquisition purchase price was $27.5 million which was paid through the issuance of 822,737 shares of Class A common stock plus approximately $1 million in acquisition costs for an aggregate purchase price of approximately $28.5 million;
     * Changes to LightPath's management team included addition of Dennis Yost as LightPath's Chief Operating Officer and promotion of Bob Cullen to Executive Vice President in charge of Technology Integration. Mr. Yost will focus on the advancement of our telecom lines, specifically collimators and arrays. Mr. Cullen, the current President of Horizon, expanded his role to assist in the further automation of the Company including manufacturing, packaging, assembly and test methods; and
     * The Company's additional investment in LightChip, Inc. of $7.2 million (August 2000 private placement significant investors included Berkeley International, Morgenthaler Ventures, J.P. Morgan Capital, AT&T Ventures and LightPath).

GELTECH ACQUISITION

     On August 9, 2000, the Company entered into a definitive agreement to acquire Geltech Inc., a Delaware corporation, for an aggregate purchase price of approximately $28.5 million. Geltech is a manufacturer of precision molded aspheric optics used in the active telecommunication components markets. On the closing date September 20, 2000, LightPath acquired all of the outstanding shares of Geltech in exchange for 822,737 shares of Class A common stock. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000. In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development. The value assigned to in-process R&D was determined based on estimates of the resulting net cash flows from diffraction gratings, waveguides, lens arrays and sub-assembly technologies and the discounting of such cash flows to present value. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. In projecting net cash flows resulting from diffraction gratings, waveguides, lens arrays and sub-assembly technologies, management estimated revenues, cost of sales, R&D expenses, selling, general and administrative (SG&A) expenses and income taxes for those projects. These estimates were based on the following assumptions:

     * Estimated revenues projected a compound annual growth rate over nine years of approximately 132%. Projections of revenue growth for the various products in development were based on management's estimates of market size and growth supported by market data and by the nature and expected timing of the development of the products by LightPath and its competitors. Pro forma growth rate in fiscal 2001 was 27%
     * The estimated cost of sales as a percentage of revenue, initially at 51% increasing to 60%, was consistent with the historical rates for Geltech's business as well as its business plan analysis. Actual cost of sales percentage in fiscal 2001 was 60%.
     * Estimated SG&A costs were expected to decrease as a percentage of sales, from 21% initially to approximately 13% in later years. Actual SG&A costs as a percentage of sales in fiscal 2001 was 26%.
     * The estimated R&D costs were expected to remain approximately 10% of sales as most R&D efforts are in a development or maintenance phase. Actual R&D costs as a percentage of sales in fiscal 2001 was 12%.
     *    A 38% effective tax rate was estimated.

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

     Geltech revenues for fiscal 2001 used in the projected net cash flows for the purchase price were greater than those achieved during fiscal 2001 due to the economic downturn within the telecom industry in the third and fourth quarter of our fiscal year. Expenses have approximated the projections resulting in actual net cash flows for the ten months below the original projections. Management believes that the original projections of net cash flows from Geltech continue to be reasonable assuming current sales deferrals reverse in future years, although there can be no assurance this will occur.

TRADITIONAL OPTICS SEGMENT

     During fiscal 2001, the majority of our traditional optics product sales of approximately $5.1 million were from Geltech's lens sales and existing customers for laser optic lenses. Traditional optics sales in fiscal 2000 were approximately $768,000. The growth was primarily due to the acquisition of

Geltech's traditional optics business in September 2000 which accounted for $4 million of traditional optics product sales in fiscal 2001. Geltech's products are used in data storage and by manufacturers of medical equipment. The majority of their sales are due to custom quotations as they have no direct distribution channels. Revenues for fiscal 2000 included approximately $167,000 in license fees and government funded subcontracts. The traditional optics segment reported operating income of approximately $73,000 for fiscal 2001 as compared to an operating loss of approximately $365,000 for fiscal year 2000.

     Joining with the German optical products manufacturer Linos AG, a pioneer in the field of photonics (which acquired Rodenstock Prazisionsoptik GmbH ("Rodenstock"), precision optics division in June 2000), we are proceeding with the marketing program for the development, production and joint-distribution of GRADIUM based optical products in Europe. We believe our agreement and relationships will continue to grow under the Linos AG/Rodenstock alliance. We believe the relationship with Linos AG/Rodenstock may create new and sustain existing markets for GRADIUM in Europe primarily in the area of imaging systems. Our remaining distributors continue to work with existing markets for GRADIUM in their respective countries primarily in the area of the YAG laser market. At June 30, 2001, we had a lens product backlog of $2 million (consistent with March 31, 2001) as compared to $2.8 million at December 31, 2000 and $443,000 at September 30, 2000.

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $26.1 million for fiscal 2001, an increase of approximately $23.9 million or 1054% over fiscal 2000. The growth was primarily attributable from increases of $12.1 million (51%) in isolator and other sales, $7.8 million (33%) in active telecom components and finished lenses and $4 million (16%) primarily in collimator products. Sales generated from acquired businesses accounted for $19.9 million or 83% of the increase in total revenue.

     At June 30, 2001, our consolidated backlog was $17 million consisting of $11.8 million in isolator sales, $1.8 million for collimator sales, $1.4 million in active components and $2 million for lens sales, as compared to March 31, 2001 sales backlog of $19.1 million, December 31, 2000 sales backlog of $23 million and September 30, 2000 sales backlog of $10.2 million. Within our current backlog are purchase orders where shipments have been pushed-out past their original delivery dates and the customers have not yet provided us with revised shipment dates. Accordingly, we are unable to determine the quarters in which we anticipate shipment will occur. Sales revenues from orders will be recognized in future quarters as the products are shipped.

     During fiscal 2001, consolidated cost of sales was 58% of total revenues, a decrease from fiscal 2000, when cost of sales was 62% of product sales (excludes product development fees). The decrease was primarily due to increased margins on isolator products. It is anticipated that we will maintain approximately 60% cost of sales for fiscal 2002 as we work to expand our manufacturing capabilities and product lines; however, economic conditions may result in pricing pressure in fiscal 2002 which could cause a further decrease in margins.

     During fiscal 2001, selling, general and administrative costs increased by $13.3 million from fiscal 2000 to $19.3 million, due to $1.6 million incurred for litigation settlement, $0.7 million for legal costs incurred in E shareholder litigation, $5.3 million of administrative costs incurred by acquired companies, Horizon and Geltech, and $5.7 million from increases in LightPath personnel in administration, manufacturing overhead and support.

     We incurred non-cash charges totaling $47.6 million during fiscal 2001, including $13.7 million for impairment of goodwill and intangible asset related to the deferral of sales by a significant customer and consolidation of traditional optics facilities, $11.2 million in non-cash stock-based compensation charges, $13.6 million in amortization of goodwill and intangibles from acquisitions, and a non-recurring charge of $9.1 million for in-process research and development from the acquisition of Geltech.

     Research and development costs increased by approximately $5.6 million from fiscal 2000 to $7.1 million in fiscal 2001, of which $2.1 million was due to acquisitions. The majority of development work consisted of expenses associated with the Gen3 collimator assembly, LP1600 opto-mechanical switch, lens arrays and the New Jersey facility where development work is on-going to expand the Company's products to the areas of switches, interconnects and cross-connects for the telecommunications industry. Our acquired businesses continue their efforts in the area of isolators and next generation optical subassemblies, diffraction gratings, waveguides, lens arrays and sub-assembly technologies.

     Investment income increased approximately $1.4 million in fiscal 2001 due to the increase in interest earned on temporary investments as a result of an increase in cash balances. Interest expense was not significant in 2001. In July 1999, we issued $1 million aggregate principal amount of 6% convertible debentures and paid approximately $10,000 of interest expense. We recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the beneficial conversion feature associated with the Debentures and $43,926 of the remaining debt discount was amortized from the issuance date through September 24, 1999 when all of the Debentures were converted and related warrants were exercised resulting in the issuance of approximately one million shares of Class A Common Stock.

     Net loss of $60.8 million fiscal 2001 was an increase of approximately $45.2 million from fiscal 2000. Of this amount, $47.6 million relates to non-cash charges described above and $2.3 million related to one-time charges for a litigation settlement and the legal costs associated with E shareholder suit. Non-cash charges in 2000 were approximately $9.8 million. Excluding the non-cash and one time charges from both years, the remaining $5.1 million increase was due primarily to increased cost of sales and operating costs, primarily in selling, general and administrative expense and a $5.6 million increase in research and development costs. These increased costs were partially offset by the $23.9 million increase in total revenues, $1.4 million increase in interest income and the $402,000 reduction of interest expense during fiscal 2001. Net loss applicable to common shareholders of $60.9 million for fiscal 2001 included an additional charge of $89,549 attributable to the premium on our outstanding preferred stock. Net loss per share of $(3.19) in fiscal 2001 was an increase of $1.33 compared fiscal 2000 net loss per share of $(1.86). Net loss applicable to common shareholders of $17.8 million in fiscal 2000 included an additional charge of $2.1 million for the imputed dividend and $137,281 attributable to the premium on the Company's outstanding preferred stock.

FINANCIAL RESOURCES AND LIQUIDITY

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000, we received net proceeds of approximately $66 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements. During fiscal 2001, we received net proceeds of approximately $1.6 million from the exercise of stock options and warrants.

     Cash used in operations for fiscal 2001, was approximately $15 million, an increase of approximately $11.7 million from fiscal 2000. Working capital needs increased approximately $6 million as a result of growth in accounts receivable due to increased sales and increased raw materials maintained in inventory. The remaining $5.7 million increase is due to increased administrative costs due to our acquisitions and increases in staff. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During fiscal 2001, we expended approximately $7.3 million for capital equipment and patent protection. The majority of the capital expenditures during the year were related to the development of our clean rooms and equipment used to expand our manufacturing facilities. We have budget commitments for fiscal 2002 to expend an additional $6.8 million for capital equipment, manufacturing facilities and patent protection. Of this amount, $3.6 million has been budgeted to be used to fund expansion of Geltech's manufacturing facilities while the remaining fiscal 2002 budgeted capital expenditures are for research and development equipment and construction of additional collimator and isolator manufacturing and testing stations.

     In August 2000, we purchased $7.2 million of LightChip, Inc. preferred stock as part of a private placement in which LightChip, Inc. issued $65 million of convertible preferred stock to outside investors including LightPath.

     In September 2000, we acquired Geltech, a Delaware corporation, for an aggregate purchase price (including expenses) of approximately $28.5 million. We acquired all of the outstanding shares of Geltech for 822,737 shares of Class A common stock. Acquisition costs of approximately $1 million were provided from working capital. Since the acquisition, approximately $1.5 million of acquired debt has been repaid from working capital.

INFLATION; SEASONALITY

     The Company has not been significantly impacted by inflation in 2001 due to the nature of its product components. The Company does not believe that seasonal factors will have a significant impact on its business. However, the Company is impacted by changes in the general business condition of the telecommunications industry and, as a result, has experienced a downturn in sales in fiscal 2001, which could continue in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with FAS Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     The Company is required to adopt the provisions of Statement 141 on July 1, 2002, and is evaluating whether early adoption on July 1, 2001 should be made. The Company had no business combinations initiated prior to July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     The Company expects to have unamortized goodwill in the amount of $2.3 million remaining at July 1, 2002, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.95 million for the year ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of LightPath, and their respective ages and positions with us, are as follows:

             NAME                    AGE              POSITION
             ----                    ---              --------

     Robert Ripp (1)(3)              60      Chairman

     Donald E. Lawson (3)            50      President, Chief Executive Officer,
                                             and Director

     James L. Adler, Jr. (1)(2)(3)   73      Director

     Robert Bruggeworth (2)          40      Director, beginning May 2001

     Leslie A. Danziger              48      Director, resigned May 2001

     Louis Leeburg (2)(3)            47      Director

     Steve Brueck                    56      Director, beginning July 2001

     Dennis Yost                     38      Executive Vice President, Chief
                                             Operating Officer

     Mark Fitch                      38      Senior Vice President

     Donna Bogue                     43      Senior Vice President, Chief
                                             Financial Officer

     Stephen Barna                   43      Vice President- Sales & Marketing

     Robert Cullen                   49      Executive Vice Pres., Corporate
                                             Integration of Automation
                                             President, Horizon Photonics, Inc.

     Jean-Luc Nogues                 47      President, Geltech, Inc.

----------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Finance Committee.

DIRECTORS

     ROBERT RIPP has served as Chairman of LightPath since November 11, 1999. Mr. Ripp was Chairman and CEO of AMP Inc. from August 1998 until April 1999 when AMP was sold to TYCO, International Ltd. Mr. Ripp held various executive positions at AMP from 1994 to August 1999. Mr. Ripp spent 29 years with IBM of Armonk, NY. He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer and he retired from IBM in 1993. Mr. Ripp represents LightPath as a member of the LightChip, Inc. (an affiliate) board of directors. Mr. Ripp graduated from Iona College in 1963 and in 1967 received his M.B.A. from New York University. Mr. Ripp is currently on the board of directors of Ace, Ltd. and A.J. Gallagher, both of which are listed on the New York Stock Exchange.

     DONALD E. LAWSON has served as a Director of LightPath and has been CEO since April 1998, President since October 1997. He previously held the position of Executive Vice President from May 1995 until April 1998, Chief Operating Officer from June 1995 until March 2001 and Treasurer from September 1995 to July 2000. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

     JAMES L. ADLER, JR. has served as a Director of LightPath since October 1997. Since 1989 he has been a partner in the law firm of Squire, Sanders & Dempsey L.L.P., which has acted as general counsel to LightPath since February 1996. Mr. Adler was formerly a partner of Greenbaum, Wolff & Ernst, New York City, and of Storey & Ross, Phoenix, until the merger of the latter firm with

Squire, Sanders & Dempsey L.L.P. in 1989. Mr. Adler is a corporate, securities, aviation and international lawyer. In 1998-1999, Mr. Adler served as President of the Arizona Business Leadership Association. He is a member of the Arizona District Export Council and a Trustee of the Phoenix Committee on Foreign Relations. In March 1999, Mr. Adler was appointed by the government of Japan to a five year term as Honorary Consul General of Japan at Phoenix. He has previously served as Chairman of the International Law Section of the Arizona State Bar Association and, by gubernatorial appointments, as a Member of the Investment Committee of the Arizona State Retirement System and a Member and Chairman of the Investment Committee of the State Compensation Fund. Mr. Adler graduated from Carleton College, magna cum laude, and from Yale Law School in 1952. He is a member of the Arizona and New York State Bars.

     DR. STEVE BRUECK has served as a Director of LightPath since July 2001. Dr. Brueck is the Director of the Center for High Technology Materials (CHTM) and Professor of Electrical and Computer Engineering and Professor of Physics at the University of New Mexico in Albuquerque, New Mexico which he joined in 1985. Dr. Brueck has led the organization to become an established, internationally recognized center for optoelectronics and microelectronics research. He is a 1965 graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of Massachusetts Institute of Technology where he received his Master of Science degree in Electrical Engineering in 1967 and Doctorate of Philosophy in Electrical Engineering in 1971. Dr. Brueck is a fellow of both the OSA and the IEEE.

     ROBERT BRUGGEWORTH has served as a Director of LightPath since May 2001. Mr. Bruggeworth is Vice President, Wireless Products, for RF Micro Devices who he joined in 1999. From 1983 until 1999 he held various positions with Amp Incorporated, Harrisburg, PA. When he left AMP he was a Divisional Vice President, Computer and Consumer Electronics, Hong Kong. Mr. Bruggeworth is a 1983 graduate of Wilkes University with a B.S. in Electrical Engineering.

     LESLIE A. DANZIGER served as a Director, and former Chairwoman, of LightPath since its incorporation in June 1992 until May 2001. She also held the position of CEO until April 1998, and President from August 1995 until October 1997. Effective January 1, 1999, Ms. Danziger, with approval of the Board, modified the terms and responsibilities of her position to perform consulting services to LightPath until October 1999. Ms. Danziger was a partner or executive officer of our predecessors from 1985 until incorporation of LightPath. Ms. Danziger is a founder of LightPath and a co-inventor of the first two LightPath patents. She has developed and guided the execution of our long-term business strategies and the development and commercialization of our technologies. From 1974 to 1979 she served as an Executive Vice President of COS, Inc., and from 1979 to 1982 she served as Executive Vice President of Arctic Communications Corporation. Both of these communication consulting firms developed tools designed to assist clients in resolving conflicts relating to economic development, land use and natural resource issues. Ms. Danziger attended the University of Texas

     LOUIS LEEBURG has served as a Director of LightPath since May 1996. Mr. Leeburg is a self-employed business consultant. From December 1988 until August 1993 he was the Vice President, Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a B.S. in accounting from Arizona State University. Mr. Leeburg is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and the John E. Fetzer ILM Trust Fund.

EXECUTIVE OFFICERS

     DENNIS YOST has been Executive Vice President, Chief Operating Officer since March 2001. From 1997 to 2001, Mr. Yost was Managing Director - Process Sequence Integration Group for Applied Materials Corp., a manufacturer of semiconductor equipment. From 1989 to 1997, Mr. Yost held various positions with Texas Instruments Corp. ending with Engineering Manager for Digital Light Products Components Group. Mr. Yost graduated from Texas A&M University with a B.S. and M.S. in Electrical Engineering. In 1995 he received his M.B.A. from Southern Methodist University.

     MARK A. FITCH has been Senior Vice President since March 1999. He joined LightPath in October 1997 as Vice President - Marketing & Sales and has also had increasing responsibilities in the telecommunication product development area. From 1994 to 1997, Mr. Fitch was Vice President - Operations for Geltech Inc., a specialty optics manufacturer. From 1985 to 1994, Mr. Fitch held various technical and commercial positions with Corning Incorporated, ending with Chief Engineer in the optics division. Mr. Fitch graduated Summa Cum Laude from the State University of New York with a B.S. in Physics.

     DONNA BOGUE has been Senior Vice President, Chief Financial Officer, Secretary/Treasurer since July 2000. She previously held the position of Vice President - Finance from November 1996 until June 2000, she joined LightPath in April 1996. Ms. Bogue was previously Chief Financial Officer for Hebenstreit Communications and Vice President and Controller for Diagnostek, Inc. During her career, she served as controller for a variety of companies and was an auditor with Ernst & Young for five years. Ms. Bogue is an honors graduate of Northern Arizona University with a B.S. in Accountancy. She obtained her CPA license in 1981 and is a member of the AICPA.

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

     DR. JEAN-LUC NOGUES has been the President and CEO of Geltech since its acquisition by LightPath Technologies in September 2000. He has been involved with Geltech since its inception and had served as COO, CTO, and Vice President of R&D. Dr. Nogues has a proven track record of leadership in the development and commercialization of the Company's technologies and products that led to several awards. Many of the advancements developed by Geltech are in the fields of advanced optical components, glass micro-optics, diffraction optics and sol-gel technology. His background also includes the management of the University of Florida's Sol-Gel research group that was the incubation phase of the creation of Geltech. Prior to that, Dr. Nogues worked for six year on glass development as an Engineering Technologist with the R & D department of the Atomic Energy Commission in France. During that time he also consulted with several companies in the field of optics and materials science. Over the years he has produced more than 40 publications and holds several patents and patent applications in the field of optics and materials science. Dr. Nogues has a B.S. in Mathematics and Mechanical Engineering and he received his Master degree and PhD in Materials Science and Engineering from the University of Montpellier, France.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits

         Exhibit
         Number                        Description
         ------                        -----------
        3.1     Certificate of Incorporation of Registrant, as amended         1

        3.2     Certificate  of  Designations  filed November 10, 1995
                with the  Secretary  of State of the State of Delaware         1

        3.3     Bylaws of Registrant                                           1

        3.4     Certificate of Designation filed November 2, 1999 with
                the Secretary of State of the State of Delaware                2

        9.1     Rights Agreement dated May 1, 1998                             3

        10.3    Employment  Agreement between Registrant and Donald E.
                Lawson                                                         5

        10.4    Directors  Compensation  Agreement  with Amendment for
                Robert Ripp                                                    7

        10.6    Omnibus Incentive Plan                                         4

        10.7    Directors Stock Option Plan                                    6

        10.8    Amended Omnibus Incentive Plan                                 7

        10.9    Merger   Agreement   dated  April  14,  2000   between
                Registrant and Horizon Photonics, Inc.                         8

        10.10   Merger   Agreement   dated   August  ,  2000   between
                Registrant and Geltech, Inc.                                   9

        23.1    Consent of KPMG LLP                                            *

----------
(1) This exhibit was filed as an exhibit to Our Registration Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference thereto.
(2) This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-94303) dated January 10, 2000 and is incorporated herein by reference thereto.
(3) This exhibit was filed as an exhibit to Our Registration Statement on Form 8-A (File No: 000-27548, respectively) dated April 28, 1998 and is incorporated herein by reference thereto.
(4) This exhibit was filed as an exhibit to Our Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference thereto.
(5) This exhibit was filed as an exhibit to Our Form 10-KSB for the fiscal year ended June 30, 1998 dated September 17, 1998 and is incorporated herein by reference thereto.
(6) This exhibit was filed as an exhibit to Our Registration Statement on Form S-8 (File No: 333-50974) dated November 30, 2000 and is incorporated herein by reference thereto.
(7) This exhibit was filed as an exhibit to Our Registration Statement on Form S-8 (File No: 333-50976) dated November 30, 2000 and is incorporated herein by reference thereto.
(8) This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-37622) dated June 12, 2000 and is incorporated herein by reference thereto.
(9) This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-47992) dated October 20, 2000 and is incorporated herein by reference thereto.
(*)  Filed herewith.

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2001:

          1. Current report on Form 8-K dated April 6, 2001, announced the third quarter 2001 conference call would be held on April 26, 2001.
          2. Current report on Form 8-K dated April 26, 2001, included the third quarter of the fiscal 2001 financial results.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LIGHTPATH TECHNOLOGIES, INC.

                          By: /s/ Donald E. Lawson               August 28, 2001
                              ---------------------------------- ---------------
                              Donald E. Lawson                         Date
                              Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald E. Lawson                                             August 28, 2001
-----------------------------------------                        ---------------
Donald E. Lawson
Chief Executive Officer, President
and Director
(Principal Executive Officer )

/s/ Donna R. Bogue                                               August 28, 2001
-----------------------------------------                        ---------------
Donna R. Bogue
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Robert Ripp                                                  August 28, 2001
-----------------------------------------                        ---------------
Robert Ripp
Chairman of the Board

/s/ James L. Adler Jr.                                           August 28, 2001
-----------------------------------------                        ---------------
James L. Adler Jr.
Director

/s/ Robert Bruggeworth                                           August 28, 2001
-----------------------------------------                        ---------------
Robert Bruggeworth
Director

/s/ Louis Leeburg                                                August 28, 2001
-----------------------------------------                        ---------------
Louis Leeburg
Director

/s/ Dr. Steve Brueck                                             August 28, 2001
-----------------------------------------                        ---------------
Dr. Steve Brueck
Director

                          LIGHTPATH TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of KPMG LLP, Independent Auditors ................................    F-2

Consolidated Financial Statements

Consolidated Balance Sheets..............................................    F-3

Consolidated Statements of Operations....................................    F-4

Consolidated Statements of Stockholders' Equity..........................    F-5

Consolidated Statements of Cash Flows....................................    F-6

Notes to Consolidated Financial Statements...............................    F-7

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS


The Board of Directors
LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ KPMG LLP

Albuquerque, New Mexico
August 1, 2001

                          LIGHTPATH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,               JUNE 30,
                                                                               2001                   2000
                                                                          -------------          -------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $  29,273,034          $  58,728,130
  Trade accounts receivable - less allowance of $120,947 and $15,000          2,579,483                841,533
  Inventories (NOTE 2)                                                        5,414,587              1,690,058
  Other receivables and advances to employees                                   442,116                 17,733
  Prepaid expenses and other                                                    616,071                225,451
                                                                          -------------          -------------
        Total current assets                                                 38,325,291             61,502,905

Property and equipment - net (NOTE 3)                                        12,046,891              6,482,039
Goodwill and intangible assets - net (NOTE 4)                                25,683,341             31,727,811
Investment in LightChip, Inc. (NOTE 6)                                        8,234,885              1,000,000
                                                                          -------------          -------------
        Total assets                                                      $  84,290,408          $ 100,712,755
                                                                          =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   1,276,204          $   1,573,531
  Accrued liabilities                                                           300,263                469,771
  Accrued payroll and benefits                                                1,131,252                330,734
  Capital lease obligations and note payable (NOTE 7)                           242,475                     --
                                                                          -------------          -------------
        Total current liabilities                                             2,950,194              2,374,036

Deferred income taxes (NOTE 9)                                                3,316,304                     --

Commitments and contingencies (NOTE 14)

Redeemable common stock (NOTE 11)
  Class E-1, E-2 and E-3 - performance based and redeemable
   common stock 0 and 4,022,037 shares issued and outstanding                        --                 40,221

Stockholders' equity (NOTES 10 AND 11)
  Preferred  stock,  $.01 par value; 5,000,000 shares authorized;
   Series F convertible shares 127 and 153 issued and outstanding,
   $1,270,000 liquidation preference at June 30, 2001                                 1                      1
  Common stock:
   Class A, $.01 par value, voting; 34,500,000 shares authorized;
    19,371,167 and 18,136,254 shares issued and outstanding                     193,712                181,363
  Additional paid-in capital                                                183,125,821            142,559,848
  Accumulated deficit                                                      (105,295,624)           (44,442,714)
                                                                          -------------          -------------
        Total stockholders' equity                                           78,023,910             98,298,498
                                                                          -------------          -------------
        Total liabilities and stockholders' equity                        $  84,290,408          $ 100,712,755
                                                                          =============          =============

See accompanying notes

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED JUNE 30,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    ------------        ------------
REVENUES
  Telecom product and lens sales                                    $ 25,257,391        $  2,098,841
  Product development fees and other sales                               885,765             167,423
                                                                    ------------        ------------
        Total revenues                                                26,143,156           2,266,264


COSTS AND EXPENSES
  Cost of sales                                                       15,283,694           1,309,711
  Selling, general and administrative                                 19,291,630           5,942,029
  Research and development                                             7,089,931           1,449,347
  Asset impairment (NOTES 3 AND 4)                                    13,772,867                  --
  Stock-based compensation                                            11,164,505           3,144,980
  Amortization of goodwill and intangibles                            13,566,807           2,418,119
  Acquired in process research and development                         9,100,000           4,200,000
                                                                    ------------        ------------
        Total costs and expenses                                      89,269,434          18,464,186
                                                                    ------------        ------------
        Operating loss                                               (63,126,278)        (16,197,922)


OTHER INCOME(EXPENSE)
  Investment income                                                 $  2,436,438        $  1,062,952
  Interest and other expense                                             (73,521)           (475,097)
                                                                    ------------        ------------
        Net loss                                                     (60,763,361)        (15,610,067)
Imputed dividend and premium on preferred stock                          (89,549)         (2,231,943)
                                                                    ------------        ------------
        Net loss applicable to common shareholders (NOTE 12)        $(60,852,910)       $(17,842,010)
                                                                    ============        ============
Basic and diluted net loss per share (NOTE 12)                      $      (3.19)       $      (1.86)
                                                                    ============        ============
Number of shares used in per share calculation                        19,064,141           9,586,817
                                                                    ============        ============

See accompanying notes

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       CLASS A COMMON STOCK
                                          PREFERRED   ---------------------    ADDITIONAL
                                           STOCK        NUMBER                  PAID-IN       ACCUMULATED
                                           AMOUNT      OF SHARES    AMOUNT      CAPITAL         DEFICIT          TOTAL
                                           ------      ---------    ------      -------         -------          -----
Balances at June 30, 1999                  $   1      4,960,703    $ 49,607   $ 28,379,011   $ (26,600,704)  $  1,827,915
 Issuance of 408 shares of Series F
  convertible preferred stock, net             4             --          --      3,880,320              --      3,880,324
 Issuance of common stock                     --         66,429         664        258,136              --        258,800
 Exercise of stock options and unit
  purchase options                            --        682,521       6,825      3,214,108              --      3,220,933
 Exercise of warrants
  Debt                                                  577,350       5,774      1,264,396              --      1,270,170
  Equity                                      --      8,764,665      87,647     60,930,062              --     61,017,709
 Issuance of common stock upon
  conversion of 37 shares Series A,
  1 share Series B, 84 shares Series C
  and 255 shares Series F convertible
  preferred stock                             (4)     1,066,970      10,670        (10,666)             --             --
 Issuance of common stock upon
  conversion of 6% convertible
  debentures                                  --        569,801       5,698      1,313,423              --      1,319,121
 Issuance of common stock and stock
  options to acquire Horizon
  Photonics, Inc.                             --      1,447,815      14,478     37,954,135              --     37,968,613
 Stock-based compensation                     --             --          --      3,144,980              --      3,144,980
 Imputed dividend on Series F
  convertible preferred stock                 --             --          --      2,094,662      (2,094,662)            --
 Premium on Series A , Series B,
  Series C and Series F convertible
  preferred stock                             --             --          --        137,281        (137,281)            --
 Net loss                                     --             --          --             --     (15,610,067)   (15,610,067)
                                           -----     ----------    --------   ------------   -------------   ------------
Balances at June 30, 2000                  $   1     18,136,254    $181,363   $142,559,848   $ (44,442,714)  $ 98,298,498
 Exercise of stock options                    --        306,255       3,063      1,501,562              --      1,504,625
 Exercise of warrants and unit
  purchase options                            --         50,217         502         65,487              --         65,989
 Issuance of common stock upon
  conversion of 26 shares Series F
  convertible preferred stock                 --         55,704         557           (557)             --             --
 Issuance of common stock and stock
  options to acquire Geltech, Inc.            --        822,737       8,227     27,705,609              --     27,713,836
 Redemption E1, E2, E3 common stock           --             --          --         39,818              --         39,818
 Stock-based compensation                     --             --          --     11,164,505              --     11,164,505
 Premium on Series F convertible
 preferred stock                              --             --          --         89,549         (89,549)            --
 Net loss                                     --             --          --             --     (60,763,361)   (60,763,361)
                                           -----     ----------    --------   ------------   -------------   ------------

Balances at June 30, 2001                  $   1     19,371,167    $193,712   $183,125,821   $(105,295,624)  $ 78,023,910
                                           =====     ==========    ========   ============   =============   ============

See accompanying notes

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                      2001                2000
                                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        $(60,763,361)       $(15,610,067)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                                   16,261,789           3,090,322
    Debt discount                                                                           --             425,795
    Write off abandoned patent applications                                                 --             132,011
    Asset impairment                                                                13,772,867                  --
    Stock-based compensation                                                        11,164,505           3,144,980
    Acquired in-process research and development                                     9,100,000           4,200,000
  Changes in operating assets and liabilities (net of the
   effect of acquisitions):
    Receivables, net and advances to employees                                        (945,878)            639,450
    Inventories                                                                     (2,656,444)           (531,698)
    Prepaid expenses and other                                                        (317,053)           (197,858)
    Accounts payable and accrued liabilities, including payroll                       (588,408)          1,451,545
                                                                                  ------------        ------------
Net cash used in operating activities                                              (14,971,983)         (3,255,520)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions, net                                             (7,230,694)         (5,148,438)
  Costs incurred in acquiring patents and license agreements                           (84,630)            (58,324)
  Acquisitions, net of cash acquired                                                   (18,411)         (2,164,662)
  Investment in LightChip                                                           (7,234,885)         (1,570,000)
                                                                                  ------------        ------------
Net cash used in investing activities                                              (14,568,620)         (8,941,424)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of 6% convertible debentures, net of
   discount and offering costs                                                              --             893,326
  Payment on notes payable and capital leases                                       (1,484,704)            (30,000)
  Proceeds from sales of Convertible Series F preferred stock, net                          --           3,880,324
  Proceeds from exercise of common stock options and warrants, net                   1,570,211          65,509,236
  Proceeds from issuance of common stock                                                    --             258,800
                                                                                  ------------        ------------
Net cash provided by financing activities                                               85,507          70,511,686
                                                                                  ------------        ------------
Net (decrease) increase in cash and cash equivalents                               (29,455,096)         58,314,742
Cash and cash equivalents at beginning of period                                    58,728,130             413,388
                                                                                  ------------        ------------
Cash and cash equivalents at end of period                                        $ 29,273,034        $ 58,728,130
                                                                                  ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                   $     72,811        $      1,180
  Non cash investing and financing activities:
   Class A common stock, warrant and stock options issued for acquisitions        $ 27,713,836        $ 37,968,613
   Class A common stock issued upon conversion of preferred stock                 $        557        $     10,670
   Class E common stock redeemed (2001), issued (2000)                            $     40,221        $        421

See accompanying notes

                          LIGHTPATH TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


ORGANIZATION

LightPath Technologies, Inc. ("LightPath" or the "Company") was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company is engaged in the production of collimator, isolator, and precision molded aspheric optics used in the telecom components market, GRADIUM(R) glass lenses and other optical materials. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications as well as a product family of Sol-Gel based waveguides. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics markets. As used herein, the terms ("LightPath" or the "Company"), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS consist of cash in the bank and temporary investments with maturities of ninety days or less when purchased.

INVENTORIES which consists principally of raw materials, lenses, isolators, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT are stated at cost and depreciated using both straight-line and accelerated methods over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds less estimated salvage value are depreciated on a straight-line basis over the estimated useful lives ranging from one to two years.

INTANGIBLE ASSETS consisting of goodwill, customer list and supply contracts, licenses, patents, trademarks and others are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line  basis  over the  estimated  useful  lives of the  related  assets ranging from ten to seventeen years. Goodwill, customer list and supply contracts and other intangibles are being amortized on straight-line basis over the estimated period of benefit ranging from two to eight years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


INVESTMENTS consists of the Company's ownership interest in LightChip Inc. (LightChip) which is accounted for under the cost method.

INCOME TAXES are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

REVENUE is generally recognized from product sales upon shipment to the customer or as earned under product development agreements. Sales to the Agere Systems, Inc (formerly Microelectronics division of Lucent Technologies Inc.) were approximately $11.5 million which represents 44% of all revenues for the year ended June 30, 2001. Sales to Lucent Technologies, Inc., for the year ended June 30, 2000 were approximately $930,000 or 41% of total revenues.

RESEARCH AND DEVELOPMENT costs are expensed as incurred.

STOCK-BASED COMPENSATION is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met.

Pro forma information required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, has been presented as if the fair value method using a Black-Scholes option pricing model had been applied.

MANAGEMENT MAKES ESTIMATES and assumptions during the preparation of the Company's consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which in turn could impact the amounts reported and disclosed herein.

FAIR VALUES OF FINANCIAL INSTRUMENTS of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value.

LONG-LIVED ASSETS are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. See Notes 3 and 4.

2. INVENTORIES

The components of inventories include the following at June 30:

                                                    2001               2000
                                                -----------        -----------
     Raw materials                              $ 3,208,838        $   733,050
     Work in process                                971,916            459,789
     Finished goods                               1,233,832            497,219
                                                -----------        -----------
        Total inventories                       $ 5,414,587        $ 1,690,058
                                                ===========        ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

                                                    2001               2000
                                                -----------        -----------
     Manufacturing equipment                    $13,755,183        $ 5,339,963
     Computer equipment and software              1,182,772            757,595
     Furniture and fixtures                         604,567            296,318
     Platinum molds                                 656,073            931,815
     Leasehold improvements                       1,667,582          1,022,857
                                                -----------        -----------
                                                 17,866,177          8,348,548
     Less accumulated depreciation                5,819,286          1,866,509
                                                -----------        -----------
        Total property and equipment            $12,046,891        $ 6,482,039
                                                ===========        ===========

During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $408,000 related to equipment held for disposal, expected to be completed during the first quarter of fiscal 2002. The equipment was used for the production of traditional optics in California, which the Company is consolidating into its Florida facilities.

4. INTANGIBLE ASSETS

Intangible assets consist of the following at June 30:

                                           Life
                                         In years       2001           2000
                                         --------    -----------    -----------
     Goodwill                               4        $ 5,203,365    $11,797,725
     Customer list and supply contract    4 - 8        4,800,000     15,900,000
     Developed technology                 2 - 4       18,000,000      2,400,000
     Covenant not-to-compete                3          3,100,000      2,000,000
     Other intangibles                    2 - 5        2,860,000      1,520,000
     Patents and trademarks granted      10 - 17         582,787        509,095
     License agreements                     17            46,560         40,000
     Patent applications in process                      127,800         60,845
                                                     -----------    -----------
                                                      34,720,512     34,227,665
     Less accumulated amortization                     9,037,171      2,499,854
                                                     -----------    -----------
        Total intangible assets                      $25,683,341    $31,727,811
                                                     ===========    ===========

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of the long-lived assets including the intangible assets acquired in April 2000, when the Company purchased Horizon Photonics Inc. ("Horizon") (see Note 5). While revenue was substantial for fiscal 2001, Horizon has had to defer sales to a significant customer since May 2001. At June 30, 2001, the Company determined that the estimated future undiscounted cash flows remaining from this customer supply agreement and associated goodwill were below the carrying value of the related intangible assets. Accordingly, the Company adjusted the carrying value of the goodwill and customer supply agreement to their estimated fair value of approximately $2.1 million resulting in a noncash impairment loss of approximately $13.4 million. The estimated fair value was based on anticipated discounted future cash flows.

5. ACQUISITIONS

On April 14, 2000, the Company acquired Horizon, a California corporation which is an emerging leader in the automated production of passive optical components for the telecommunications and data communications markets. LightPath acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A common stock and $1 million cash. The Company assumed approximately $250,000 of indebtedness of Horizon, which was repaid upon closing of the transaction and incurred approximately $1 million in acquistion costs. Additionally, LightPath issued replacement stock options for all of Horizon's outstanding employee stock options (approximately 193,000 shares). The fair value of the options issued of approximately $2.8 million is included in the final determination of the purchase price. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Horizon have been included in the Company's consolidated financial statements from April 14, 2000.

The purchase price was allocated to tangible net assets and identifiable intangible assets with the unallocated purchase price attributed to goodwill. The value of tangible assets acquired and liabilites assumed approximated their historical book value at April 14, 2000. The estimated fair value of the tangible net assets, identifiable intangible assets and goodwill, based on management's assessment, are as follows:

                                                                   Fair Value
                                                                 at Acquisition
                                                                 --------------
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
                                                                  ============

In the fourth quarter of fiscal 2000, the Company recorded a non-recurring charge of $4.2 million, due to acquired in-process research and development based on an assessment of the purchased technology of Horizon. This charge represents technology that did not meet the accounting definitions of "completed technology," and will have no alternative future uses if the products are not feasible. This assessment analyzed certain Micro-Collimator products as well as active alignment and isolator injection molding technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 50% to 60% of completion, with estimated completion dates through June 2001. This in-process research and development will have no alternative future use if the products are not feasible. Revenues from in-process products are estimated primarily beginning in the second quarter of fiscal 2001, with projected research and development costs-to-complete of approximately $1.1 million. The fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of Class A common stock (valued at $27.5 million) and approximately $1 million in acquistion costs. The number of shares of Class A common stock issued to the former shareholders of Geltech was based on the average closing price of the Class A common stock for five days prior to the date of the purchase agreement, August 9, 2000. Geltech, a Delaware corporation, is a leading manufacturer of precision molded aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications such as optical switching, mux/demux and laser tuning as well as a product family of Sol-Gel based diffraction gratings. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000.

The purchase price was allocated to the tangible net assets and identifiable intangible assets. The value of the tangible net assets acquired approximated their historical book value at the date of the acquisition excluding previously acquired goodwill and certain licensed technology at the acquisition date. In addition, a net deferred tax liability of approximately $3.3 million was recorded following a reduction in the Company's deferred tax valuation allowance of approximately $5 million at the acquisition date. The estimated fair value of the tangible net assets and identifiable intangible assets, based on management's assessment, are as follows:

                                                                   Fair Value
                                                                 at Acquisition
                                                                 --------------
     Current assets                                               $  3,127,107
     Equipment                                                       1,437,137
     Patents                                                            62,577
     In-process research and development                             9,100,000
     Customer list                                                   2,700,000
     Developed technology                                           15,600,000
     Covenants not-to-compete                                        1,100,000
     Patents, trademark & tradename                                    600,000
     Acquired work force                                               740,000
     Current liabilities                                              (922,091)
     Long-term debt and capital leases                              (1,727,179)
     Deferred income taxes                                          (3,316,304)
                                                                  ------------
        Total                                                     $ 28,501,247
                                                                  ============

In the first quarter of fiscal 2001, the Company recorded a non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of the purchased technology of Geltech. This charge represents technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain diffraction gratings, waveguides, lens arrays and sub-assembly technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. The estimated fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisitions of Horizon and Geltech had taken place at the beginning of fiscal 2000 and excludes the write-off of the acquired in-process research and development of $4.2 million and $9.1 million, respectively.


Pro forma                                    June 30,    June 30,
(in 000's except per share data)               2001        2000
                                             --------    --------
Revenues                                     $ 28,628    $ 11,622
Net loss applicable to
common shareholders                          $(54,189)   $(27,084)
Net loss per basic and diluted share         $  (2.82)   $  (2.33)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that date, nor is it intended to be a projection of future results.

6. INVESTMENT IN LIGHTCHIP, INC.

On August 21, 2000, LightChip issued additional shares of voting convertible preferred stock for $60 million, of which the Company funded $7.2 million, its pro-rata interest. The Company's combined common stock and preferred stock voting interest in LightChip decreased to approximately 16.4% after the August 2000 issuance of voting convertible preferred stock.

During fiscal 1999, the Company discontinued application of the equity method of accounting to its investment in LightChip, a development stage company, since its pro-rata share of LightChip's losses had reduced the investment to its remaining contractually committed obligation for future funding of $570,000. In October 1999, LightChip issued additional shares of voting convertible preferred stock for $3 million, of which the Company funded its $570,000 contractual obligation. On December 8, 1999, LightChip issued additional shares of voting convertible preferred stock for $16 million, of which the Company funded $1 million, at which point the Company began accounting for its investment in LightChip under the cost method. In accordance with the SEC staff position stated in EITF Topic D-84, the Company's pro-rata share of LightChip losses through December 8, 1999, totaling $514,288 were not recognized as a result of the Company's additional investment.

7. CAPITAL LEASES AND NOTE PAYABLE

The Company has capital lease obligations with various institutions, payable in monthly installments which expire throughout June 30, 2002, at 11.1% to 13.4%. These obligations are generally secured by the equipment purchased under the agreement. Geltech is currently in negotiations with Corning Incorporated related to their licensing agreement and has not repaid the $77,613 balance on the note payable to Corning Incorporated that was originally due in July 1999.

The Company continues to accrue interest on the note (prime rate plus .5%) and any unpaid amounts are included in the capital lease obligations and note payable at June 30, 2001. The Company incurred interest expense of $77,904 and $1,180 in years ended June 30, 2001 and 2000, respectively

Geltech has a line of credit with a bank for $500,000 which expires in June 2002 and $500,000 was available at June 30, 2001. Borrowings are limited to 75% of certain accounts receivable and 50% of certain inventory balances. Interest is payable monthly at the prime rate plus 1.5% (6.75% at June 30, 2001). The line of credit is collateralized by accounts receivable, intangible assets, and inventory. Geltech is required to maintain various financial covenants.

8. CONVERTIBLE DEBENTURES

On July 28, 1999, the Company completed a private placement for $1,000,000 of 6% Convertible Debentures (the "Debentures"). The Debentures were immediately convertible into shares of Class A common stock at a conversion price of $1.76 per share. Debenture holders also received Class I warrants to acquire 427,350 shares of Class A common stock (fair value estimated by management to be $618,131). The warrant agreement provided for an exercise price of $2.20 per share. The warrants were immediately exercisable and had a five year life. On September 24, 1999 all of the Debentures and the related warrants were converted into 997,151 shares of Class A common stock. Interest of $9,370 was paid to the debenture holders. The Company recognized an interest charge of $381,869 in the first quarter of fiscal year 2000 for the beneficial conversion feature associated with the Debentures and $43,926 of the remaining discount was amortized from the issuance date through the conversion date.

In connection with the private placement of the Debentures, the Company issued 150,000 Class J warrants to the placement agent, with terms identical to those issued to the Debenture holders. During the six months ended December 31, 1999, 150,000 shares of Class A common stock were issued upon exercise of all of the outstanding Class J warrants.

9. INCOME TAXES

There was no provision for income taxes during the years ended June 30, 2001 and 2000.

Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

                                                        2001            2000
                                                    ------------    -----------
     Deferred tax assets:
       Start-up expenses, net                       $         --    $   601,000
       Research and development expenses                 895,000        815,000
       Net operating loss and credit carryforwards    20,648,000      9,999,000
       Stock based compensation                        5,038,000        240,000
       Inventory                                         654,000             --
       Other                                             661,000             --
                                                    ------------    -----------
     Gross deferred tax assets                        27,896,000     11,655,000
     Valuation allowance for deferred tax assets     (20,968,000)    (3,337,000)
                                                    ------------    -----------
     Total deferred tax assets                         6,928,000      8,318,000
     Deferred tax liabilities-
      intangible assets and other                    (10,244,000)    (8,318,000)
                                                    ------------    -----------
     Net deferred tax liability                     $ (3,316,000)   $        --
                                                    ============    ===========

The valuation allowance has increased by approximately $17.6 million and decreased by approximately $4.6 million during the years ended June 30, 2001 and 2000, respectively. The change is primarily due to the interaction of the combining companies tax positions related to the non-taxable acquisitions of Geltech in 2001 and Horizon in 2000 which created a deferred tax liability. To the extent that approximately $4.6 million of the valuation allowance related to acquired tax attributes is reduced in future periods, the benefit will be recognized as a reduction to goodwill and intangible assets prior to recording any future benefits.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

At June 30, 2001, the Company has consolidated net operating loss carryforwards for federal income tax purposes of approximately $52 million (including $8.5 million of acquired net operating losses) which will begin to expire in 2009 if not previously utilized. The Company also has research and development credit carryforwards of approximately $660,000 which will begin to expire in 2009, if not previously utilized. A portion of the net operating loss carryforwards and the majority of the research and development credit carryforwards are subject to certain limitations of the Internal Revenue Code which restrict their annual utilization in future periods.

10. EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

At June 30, 2001, the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. No compensation costs have been recognized for its fixed stock options grants where the fair market value of the underlying stock equaled the option price at the date of grant.

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). The Company has reserved 3,275,000 shares of common stock for awards under the Incentive Plan. The number of shares reserved for award by the Directors Plan at June 30, 2001 is 450,000 shares of common stock.

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers and key employees of the Company. Prior to fiscal 2001, only incentive stock options had been issued under the plan with an exercise price equal to the fair market value of the underlying stock on the date the options are granted and an average vesting period of four years. During fiscal 2001, following the Geltech acquisition, the Company issued 130,000 stock options with exercise prices below fair market value on the date of grant. In addition, the Company issued 67,912 shares of common stock for time accelerated restricted stock awards to management which vest upon continued employment for five years, or three years if certain performance criteria are met. The intrinsic value of the restricted stock awards is being recognized over the vesting period. The Company recognized a stock-based compensation charge of approximately $330,000 in fiscal 2001, related to the restricted stock awards and the in-the-money options. The term of the options granted under the Incentive Plan cannot exceed ten years and grants to stockholders who hold 10% or more of the Company stock cannot exceed five years from the date of grant. There are approximately 440,000 options under the Incentive Plan available for grant at June 30, 2001.

The Directors Plan authorizes the Company to grant awards to certain eligible nonemployee directors of the Company using common stock. Under the plan each nonemployee director receives options to purchase shares of the Company common stock. Prior to fiscal 2001, the director's option vested ratably over their three year term. In fiscal 2001, the plan adopted an annual grant which vest monthly over the year. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of the underlying stock on the date the options are granted with a term of ten years. There are approximately 128,000 options under the Director Plan available for grant at June 30, 2001.

In addition, the Company has issued nonqualified options to certain directors, officers and consultants to the Company not covered by the Incentive or Directors Plans. In November 1999, the Company entered into a Directors Compensation Agreement, pursuant to which the Company's Chairman could elect to receive a restricted stock grant if the closing price of the Company's Class A common stock exceeded certain targets during the term of the agreement. During the quarter ended March 31, 2000, the target prices defined in the agreement were reached resulting in the recording of a non-cash stock-based compensation charge which was subject to adjustment for changes in the market value of the Class A common stock. Accordingly through March 31, 2000, the Company recognized a non-cash stock-based compensation charge of approximately $710,000, under the terms of the original agreement. Subsequent to March 31, 2000, the Company modified the terms of the Directors Compensation Agreement whereby the share substitution clause was deleted. The Chairman received two nonqualified stock option grants to acquire 1 million and 500,000 shares each of Class A Common Stock with a ten-year term which vest on December 1, 2001. The exercise prices are $6 and $24 per share, respectively. Based on the terms of the options granted (1 million granted with an exercise prices less than market), non-cash charges of approximately $18 million will be amortized over the vesting period of the options. In addition, 219,000 and 150,000 options were granted in fiscal

2001 and 2000, respectively, to officers at a price equal to the fair market value of the underlying stock on the date of grant, with a term of ten years. The board of directors accelerated the vesting of certain options issued which resulted in recording of stock-based compensation charges of approximately $35,000 and $400,000 during the year ended June 30, 2001 and 2000, respectively. In the aggregate, approximately $11.2 and $3.1 million of non-cash charges were recorded for the years ended June 30, 2001 and 2002, respectively.

A summary of the status of the stock option plans as of June 30, 2001 and 2000 and changes during the years ended is presented below:

                                                                                            Weighted-Avg.
                                      Incentive Plan     Directors Plan     Nonqualified    Exercise Price
                                      --------------     --------------     ------------    --------------
     Shares under option:
       Outstanding at June 30, 1999       998,874             206,049            39,928         $ 6.29
       Granted at market value            718,321              60,227           650,000         $16.47
       Granted below market value              --                  --         1,000,000         $ 6.00
       Exercised                         (419,257)            (36,000)               --         $ 4.77
       Lapsed or canceled                 (18,181)                 --              (435)        $ 5.18
                                       ----------          ----------        ----------         ------
       Outstanding at June 30, 2000     1,279,757             230,276         1,689,493         $10.82
       Granted at market value          1,032,781              80,000           219,000         $17.00
       Granted below market value         130,000                  --                --         $33.43
       Exercised                         (254,656)            (46,510)           (7,645)        $ 4.96
       Lapsed or canceled                 (68,400)            (24,642)          (10,000)        $14.99
                                       ----------          ----------        ----------         ------
       Outstanding at June 30, 2001     2,119,482             239,124         1,890,848         $13.86
                                       ==========          ==========        ==========         ======
     Options exercisable:
       June 30, 2001                      565,270             215,188            66,848         $11.31
                                       ==========          ==========        ==========         ======
       June 30, 2000                      487,591             180,728            39,493         $ 6.67
                                       ==========          ==========        ==========         ======

The following table summarizes information about fixed stock options outstanding at June 30, 2001:

                                       Options Outstanding                        Options Exercisable
                       --------------------------------------------------   -------------------------------
                           Number         Weighted-Avg.                         Number
        Range of       outstanding at      Remaining        Weighted-Avg.   Exercisable at    Weighted-Avg.
     Exercise Prices   June 30, 2001    Contractual Life   Exercise Price    June 30, 2001   Exercise Price
     ---------------   -------------    ----------------   --------------    -------------   --------------
        $ 1 to 6           415,998          7.4 Years          $ 3.91           225,198          $ 4.14
        $ 6 to 12        2,049,307          8.1                $ 7.92           366,671          $ 7.60
        $13 to 19          574,500          9.2                $17.18           128,500          $17.53
        $19 to 29        1,040,681          9.0                $24.22            92,219          $25.62
        $30 to 52          168,968          8.6                $35.15            34,718          $35.83
        $ 1 to 52        4,249,454          8.4                $13.86           847,306          $11.31

Had compensation costs for the Company's stock based compensation plans been determined using the fair value method of FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                        2001           2000
                                                    ------------   ------------
Net loss applicable to common shareholders,
 as reported                                        $(60,852,910)  $(17,842,010)
                                                    ============   ============
Net loss applicable to common shareholders,
 pro forma                                          $(62,327,788)  $(18,719,290)
                                                    ============   ============
Basic and diluted net loss per share, as reported   $      (3.19)  $      (1.86)
                                                    ------------   ------------
Basic and diluted net loss per share, pro forma     $      (3.27)  $      (1.95)
                                                    ------------   ------------

The weighted-average fair value of options granted during the years ended June 30, 2001 and 2000 was $13.63 and $9.33, respectively. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and 2000: dividend yield of 0%; expected volatility of 125%; risk free interest rate of 7%; and expected lives of 3 years.

11. STOCKHOLDERS' EQUITY

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

The Company's authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares" ) with $.01 par value. The stockholders of E Shares are entitled to one vote for each share held. Each E Share was automatically convertible into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the E Shares was equal to or in excess of a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E Shares were redeemed by the Company, effective as of September 30, 2000. The holders of E Shares will receive their redemption value of $.0001 per share upon resolution of certain stockholder litigation relating to E Shares. See Note 15.

Preferred Stock - The Company's preferred stock consists of the following:

Authorized 5,000,000 shares of preferred stock. From June 1997 to January 1998, the Board of Directors designated 950 shares as Series A, Series B and Series C Convertible Preferred Stock; $.01 par value. The Company entered into private placement transactions which provided proceeds on the sale of 785 shares of
Series A, Series B and Series C Preferred Stock totaling $7,850,000, less issuance costs of approximately $660,000, resulting in net proceeds of approximately $7,190,000 by their respective final closing dates. As of June 30, 2001, all Series A, Series B and Series C shares were converted to common stock.

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

The Series F Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus an 7% per annum premium. The holders of the Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible into Class A common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. During fiscal 2001, the Company issued 64,288 shares of Class A common stock upon the conversion of 26 shares of Series F Preferred Stock. During fiscal 2000, the Company issued 1,066,970 shares of Class A common stock upon the conversion of the remaining 122 shares of Series A, Series B and Series C and 255 shares of Series F Preferred Stock. The conversion price is defined as the lesser of $5.625, $7.2375, $6.675 and $5.00 for the Series A, Series B, Series C and Series F Convertible Preferred Stock, respectively, or 85% (80% Series F) of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The discount provision in each of the Series A, Series B and Series C Preferred Stock was recognized as an imputed dividend prior to June 30, 1998. The discount provision in the Series F Preferred Stock was recognized as an imputed dividend for the year ending June 30, 2000, in the amount of $2,094,662, increasing net loss applicable to common shareholders from the date of issuance to the first date that conversion can occur.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

Warrants

On January 11, 2000, the Company called all of its outstanding Class A warrants for redemption on February 10, 2000. On May 15, 2000, the Company called all of its outstanding Class B warrants for redemption on June 13, 2000. As of June 30, 2001, substantially all of the outstanding Class A warrants and Class B warrants were exercised for net proceeds of approximately $56 million and resulted in the issuance of approximately 7.5 million shares of Class A common stock. Unexercised Class A and Class B warrants were redeemed at price of $.05 per warrant on the redemption date. Each Class A warrant entitled the holder to purchase one share of Class A common stock and one Class B warrant at an exercise price of $6.50 until February 2001. Each Class B warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $8.75 until February 2001. The warrants were redeemable by the Company on 30 day's written notice at a redemption price of $.05 per warrant if the closing price of the Class A common stock for any 30 consecutive trading days ending within 15 days of the notice averages in excess of $9.10 per share for Class A warrants and $12.25 per share for Class B warrants.

Class C, Class E, Class G and Class K warrants were issued in connection with the private placements of Series A, Series B, Series C and Series F Convertible Preferred Stock. A total of 320,000 Class C, 317,788 Class E, 365,169 Class G and 489,600 Class K warrants were granted to the preferred stockholders which entitle the holder to purchase one share of Class A common stock at an exercise price of $5.63, $7.24, $6.68 and $5.00, respectively, expiring from July 2000 to November 2002. Each of the investors in the Series F Convertible Preferred Stock previously invested in the Company's Series A, B and C Preferred Stock. In order to induce them to invest in the Series F Convertible Preferred Stock, in November 1999 the Company reduced the applicable exercise prices by twenty percent and extended the expiration dates by three years for all outstanding Class C, E and G warrants issued in connection with the sale of such Series A, B and C Preferred Stock. A total of 64,000 Class D, 47,668 Class F, 58,427 Class H and 125,000 Class L warrants were granted to the placement agent for each private placement which entitles the holder to purchase one share of Class A common stock at an exercise price of $5.63, $7.24, $6.68 and $5.00 respectively, expiring from July 2002 until November 2004. The Company registered the resale of the Class A common stock underlying the Series A, Series B, Series C and Series F Preferred Stock and the associated warrants on individual Form S-3's which are all effective. During fiscal 2001, 47,000 private placement warrants were exercised resulting in the issuance of approximately 41,633 shares of Class A common stock. During fiscal 2000, approximately 1.6 million private placement warrants were exercised resulting in the issuance of approximately 1.3 million shares of Class A common stock.

On November 5, 1999 Robert Ripp entered into an agreement to purchase 62,500 shares of LightPath Class A Common Stock for $4.00 per share in connection with his election to serve as Chairman of the Board of Directors. Mr. Ripp also received warrants to purchase up to 281,250 shares of Class A Common Stock at $6.00 per share at any time through November 10, 2009. The underlying shares were registered on a Form S-3 that became effective on January 18, 2000. In connection with the Geltech acquisition, the Company assumed a warrant to purchase up to 6,753 shares of Class A Common Stock at $25.27 per share at any time through June 2004. In connection with the IPO, the underwriter received a Unit Purchase Option to acquire up to 160,000 IPO Units at an exercise price of $6.75 per unit. Each IPO unit consists of one Class A common share, one Class A warrant to acquire a share of Class A common stock and a Class B warrant, and one Class B warrant. All of the remaining Unit Purchase Options were exercised during fiscal 2001 for 8,584 shares of Class A common stock.

The following table provides information on preferred stock and warrants during fiscal 2001 and 2000.

                                                                            Warrants
                                                       -----------------------------------------------
                                         Preferred                      Class         Class
                                       Stock - Series     Class        C, E, G,      D, F, H
Shares Outstanding                      A, B, C & F       A & B         I & K         J & L       Other
------------------                      -----------       -----         -----         -----       -----
June 30, 1999                               122         4,519,000       914,068      123,345
 Issuance of securities                     408         2,950,469       916,950      275,000     281,250
 Conversions and exercises - equity        (377)       (7,469,469)   (1,392,371)    (201,345)         --
 Conversions -  debt                                           --      (427,350)    (150,000)         --
                                           ----        ----------    ----------     --------     -------
June 30, 2000                               153                --        11,297       47,000     281,250
 Issuance of securities                                                                            6,753
 Conversions and exercises - equity         (26)               --            --      (47,000)         --
                                           ----        ----------    ----------     --------     -------
June 30, 2001                               127                --        11,297           --     288,003
                                           ====        ==========    ==========     ========     =======

12. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2001: 4,249,454 Class A common stock options, private placement and other warrants to acquire 299,300 shares of Class A common stock and 307,340 Class A shares issuable upon the conversion of convertible preferred stock (minimum of 283,520 shares based on the fixed conversion price at closing). A premium ranging from 7 to 8 percent earned by the preferred shareholders of $89,549 and $137,281 increased the net loss applicable to common shareholders for the years ended June 30, 2001 and 2000, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $2,094,662 during the year ended June 30, 2000. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999.

13. PENSION PLAN

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal years ended June 30, 2001 and 2000 were approximately $65,000 and zero, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company has operating leases for office equipment and office space. At June 30, 2001, the Company has entered into lease agreements for manufacturing and office facilities in Albuquerque, New Mexico, Walnut and Auburn, California, Warren, New Jersey and Orlando, Florida. These leases, which are generally for five year terms with renewal options, expire beginning in March 2002 through May 2005. Equipment rental agreements are generally for three year terms. Equipment and office rent expense recognized for the years ended June 30, 2001 and 2000 was approximately $950,000 and $285,000, respectively. Commitments under noncancelable operating leases are approximately $1.5 million for 2002; $1.3 million for 2003; $1 million for 2004; $0.8 million for 2005 and $0.6 million for 2006.

The Company has employment agreements, which expire in March 2002 through September 2003, with officers and key employees which provide for an aggregate payment of salaries of approximately $1.2 million annually. The Company has outstanding purchase commitments for approximately $1.3 million at June 30, 2001, the majority of these commitments are for raw materials, lens finishing and advertising while the balance is for manufacturing, research and development equipment.

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on March 31, 2001 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive either $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option would be priced at the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options to purchase Class A Common Stock, approximately 40,221 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement. The settlement proposal was made to include all holders of Class E Common Stock holders. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In July 2001, the Chancery Court agreed to postpone further action regarding the proposed settlement pending the currently scheduled mediation of the Texas action. Due to the uncertainty regarding the proposed settlement offer, the different exchange methods and the coverage of insurance for such claims, the Company has not been able to determine that it is probable that the proposed settlement will occur nor the likely amounts to be accrued for any possible settlement costs.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. As of June 30, 2001, the Company has expensed legal fees associated with this claim of approximately $650,000 and has filed an insurance claim for the amount related to the lawsuit, in excess of deductible amounts. One of the insurance companies responsible for the claim has filed for reorganization. The company is working with regulatory agencies to resolve and collect the monies due under this policy.

On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisors and seeking to terminate the agreement. On or about
November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. On April 5, 2001, the parties met in New Mexico for mediation and was settled by payment of $1.3 million to Carmichael.

The Company incurred approximately $300,000 in legal fees in connection with this matter during fiscal 2001. The financial advisor contract with Carmichael & Company LLC was terminated and both parties released the other from any further claims.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position or results of operations.

15. RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2001 and 2000, current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $405,000 and $425,000, respectively. Sales to Lucent Technologies, Inc., which owned approximately 3% of the outstanding Class A common stock of the Company, for the year ended June 30, 2000 were approximately $930,000.

16. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications ("Telecom"), represents 81% of total revenues of the Company, and Traditional Optics, represents 19% of total revenues, are the Company's reportable segments under SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The telecom segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspheric optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets. During fiscal 2001 approximately $13.4 million in telecom sales were derived from one isolator and one collimator customer and approximately $.6 million of traditional lens sales were derived from one medical equipment customer. During fiscal 2000 approximately $1.3 million in sales were derived from one isolator and one collimator customer and approximately $227,000 of lens sales were derived from two YAG laser customers.

Summarized financial information concerning the Company's reportable segments for the respective years ended June 30, is shown in the following table.

                                                         Traditional    Corporate
Segment Information                          Telecom        Optics     and other (1)      Total
-------------------                          -------        ------     -------------      -----
Revenues (2)
  2001                                     $21,076,466     5,066,690            --     $ 26,143,156
  2000                                     $ 1,497,911       768,353            --     $  2,266,264
Segment operating loss(3)
  2001                                     $(7,201,837)       73,162   (55,997,603)    $(63,126,278)
  2000                                     $(7,540,317)     (365,316)   (8,292,289)    $(16,197,922)
Depreciation and amortization
  2001                                     $13,450,705     2,617,060       194,024     $ 16,261,789
  2000                                     $ 2,468,543       558,205        63,574     $  3,090,322
Capital expenditures for segment assets
  2001                                     $ 5,500,656     1,146,402       583,636     $  7,230,694
  2000                                     $ 2,768,108     2,255,552       124,778     $  5,148,438
Total assets
  2001                                     $40,307,590    12,899,691    31,083,127     $ 84,290,408
  2000                                     $38,225,268     3,325,638    59,161,849     $100,712,755

                                                                          Other
                                                                         Foreign
                                             United                     Countries
Geographic Information                       States         Canada      (over 15)         Total
----------------------                       ------         ------      ---------         -----
 Revenues (4)
  2001                                     $22,236,329     1,678,633     2,228,194     $ 26,143,156
  2000                                     $ 1,749,974            --       516,290     $  2,266,264

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, other receivables, advances, prepaid expenses and unallocated property and equipment. The Company's investment in LightChip is included in the assets of the Telecom segment.
(2) There were no material inter-segment sales during the years ended June 30, 2001 or 2000.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, other non-operating income and expense amounts in the determination of the operating performance of the reportable segments
(4) Revenues attributed to foreign countries are export sales, and are based on the destination of the shipment. The Company has no long lived assets in a foreign country.