Form 10-Q
period 2001-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2001-11-02
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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


                                 (505) 342-1100
              (Registrant's telephone number, including area code)

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

Common Stock, Class A, $.01 par value                  19,371,167 shares
               Class                           Outstanding at October 29, 2001

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

Item                                                                        Page
----                                                                        ----

PART I FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets                                 2
         Condensed Consolidated Statements of Operations                       3
         Condensed Consolidated Statements of Cash Flows                       4
         Notes to Condensed Consolidated Financial Statements                  5
Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10
Item 3   Quantitative and Qualitative Disclosures About Market Risk           14

PART II OTHER INFORMATION

     Legal Proceedings                                                        15
     Changes in Securities and Use of Proceeds                                16
     Defaults Upon Senior Securities                                          16
     Submission of Matters to a Vote of Security Holders                      16
     Other Information                                                        16
     Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                    17

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,       JUNE 30,
                                                                           2001             2001
                                                                      -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  24,986,816    $  29,273,034
  Trade accounts receivable - less allowance
    of $108,438 and $120,947                                              2,660,629        2,579,483
  Inventories                                                             5,458,061        5,414,587
  Prepaid expenses and other receivables                                    826,506        1,058,187
                                                                      -------------    -------------
       Total current assets                                              33,932,012       38,325,291

Property and equipment - net                                             11,863,169       12,046,891
Intangible assets - net                                                  23,031,066       25,683,341
Investment in LightChip, Inc. and other assets                            8,450,885        8,234,885
                                                                      -------------    -------------
       Total assets                                                   $  77,277,132    $  84,290,408
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   1,233,602    $   1,276,204
  Accrued liabilities                                                     1,235,030          300,263
  Accrued payroll and benefits                                              868,599        1,131,252
  Current portion of capital lease obligations                              126,163          242,475
                                                                      -------------    -------------
       Total current liabilities                                          3,463,394        2,950,194

Deferred income taxes                                                     3,316,304        3,316,304

Commitments and contingencies

Stockholders' equity
  Preferred stock: $.01 par value; 5,000,000 shares authorized;
    Series F convertible shares; 127 shares issued and outstanding,
    $1,270,000 liquidation preference at September 30, 2001                       1                1
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 19,371,167 shares
    issued and outstanding                                                  193,712          193,712
   Additional paid-in capital                                           185,981,205      183,125,821
   Accumulated deficit                                                 (115,677,484)    (105,295,624)
                                                                      -------------    -------------
       Total stockholders' equity                                        70,497,434       78,023,910
                                                                      -------------    -------------
       Total liabilities and stockholders' equity                     $  77,277,132    $  84,290,408
                                                                      =============    =============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
REVENUES
  Telecom product and lens sales                   $  3,350,054    $  2,897,569
  Product development fees and other sales              107,992         167,370
                                                   ------------    ------------
Total revenues                                        3,458,046       3,064,939

COSTS AND EXPENSES
  Cost of sales                                       3,113,767       1,724,774
  Selling, general and administrative                 3,837,268       3,408,490
  Research and development                            2,052,454       1,362,343
  Stock-based compensation                            2,829,775       2,700,000
  Amortization of goodwill and intangibles            2,690,756       2,538,130
  Acquired in process research and development               --       9,100,000
                                                   ------------    ------------
Total costs and expenses                             14,524,020      20,833,737
                                                   ------------    ------------
Operating loss                                      (11,065,974)    (17,768,798)

OTHER INCOME (EXPENSE)
  Investment and other income, net                      709,723         830,065
                                                   ------------    ------------
Net loss                                           $(10,356,251)   $(16,938,733)

Imputed dividend on preferred stock                     (25,609)        (26,913)
                                                   ------------    ------------
Net loss applicable to common shareholders         $(10,381,860)   $(16,965,646)
                                                   ============    ============

Basic and diluted net loss per share               $       (.54)   $       (.93)
                                                   ============    ============

Number of shares used in per share calculation       19,371,167      18,327,625
                                                   ============    ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(10,356,251)     $(16,938,733)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                            3,434,447         3,012,872
   Stock-based compensation                                                 2,829,775         2,700,000
   Acquired in process research and development                                    --         9,100,000
Changes in operating assets and liabilities
 (net of the effect of the Acquisition of Geltech, Inc.):
  Trade receivables                                                           (81,146)         (530,473)
  Inventories                                                                 (43,474)       (1,367,676)
  Prepaid expenses and other receivables                                      295,401           (85,240)
  Accounts payable and accrued expenses                                       629,512          (158,638)
                                                                         ------------      ------------
       Net cash used in operating activities                               (3,291,736)       (4,267,888)

CASH FLOWS FROM INVESTING ACTIVITIES
 Property and equipment additions, net                                     (1,099,969)       (2,076,874)
 Proceeds from sale of assets                                                 270,000                --
 Costs incurred in acquiring patents and license agreements                   (48,201)           (1,886)
 Acquisition of Geltech, Inc., net of cash acquired                                --           (23,000)
 Investment in LightChip                                                           --        (7,000,000)
                                                                         ------------      ------------
       Net cash used in investing activities                                 (878,170)       (9,101,760)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capital leases                                                  (116,312)               --
 Proceeds from exercise of common stock options and warrants, net                  --           510,124
                                                                         ------------      ------------
       Net cash (used) provided by financing activities                      (116,312)          510,124
                                                                         ------------      ------------
Net decrease in cash and cash equivalents                                  (4,286,218)      (12,859,524)
Cash and cash equivalents at beginning of period                           29,273,034        58,728,130
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $ 24,986,816      $ 45,868,606
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock, warrant and stock options
  issued to acquire Geltech, Inc.                                        $         --      $ 27,723,054

Note receivable in exchange for equipment                                $    270,000      $         --

Class E common stock issued                                              $         --      $        556

Class E common stock redemption                                          $         --      $     40,221
                                                                         ============      ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2001

ORGANIZATION

LightPath Technologies, Inc. ("LightPath" or the "Company") was incorporated in Delaware on June 15, 1992. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company is engaged in the production of collimator, isolator, and precision molded aspherical optics used in the telecom components market, GRADIUM(R) glass lenses and other optical materials. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications as well as a product family of Sol-Gel based waveguides. The Company also performs research and development for optical solutions for the fiber telecommunications and traditional optics markets. As used herein, the terms ("LightPath" or the "Company"), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on August 29, 2001.

The accounting policies as set forth in LightPath's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, have been adhered to in preparing the accompanying interim consolidated financial statements. These statements are unaudited but include all adjustments, which include normal recurring adjustments, that the Company considers necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

2. INVENTORIES

The components of inventories include the following at:

                                                  September 30         June 30
                                                      2001               2001
                                                   ----------         ----------
     Raw materials                                 $3,368,953         $3,208,838
     Work in process                                  784,979            971,916
     Finished goods                                 1,304,129          1,233,833
                                                   ----------         ----------
     Total inventories                             $5,458,061         $5,414,587
                                                   ==========         ==========

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                           Life     September 30,      June 30,
                                         In years        2001            2001
                                         --------    -----------     -----------
     Goodwill                               4        $ 5,203,365     $ 5,203,365
     Customer list and supply contract    4 - 8        4,800,000       4,800,000
     Developed technology                 2 - 4       18,000,000      18,000,000
     Covenant not-to-compete                3          3,100,000       3,100,000
     Other intangibles                    2 - 5        2,860,000       2,860,000
     Patents and trademarks granted      10 - 17         594,743         582,787
     License agreements                    17             46,560          46,560
     Patent applications in process                      154,325         127,800
                                                     -----------     -----------
                                                      34,758,993      34,720,512
     Less accumulated amortization                    11,727,927       9,037,171
                                                     -----------     -----------
      Total intangible assets                        $23,031,066     $25,683,341
                                                     ===========     ===========

4. ACQUISITIONS

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, a leading manufacturer of precision molded aspherical optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications such as optical switching, mux/demux and laser tuning as well as a product family of Sol-Gel based waveguides. LightPath acquired all of the outstanding shares of Geltech for 822,737 shares of Class A common stock (valued at $27.5 million) which resulted an aggregate purchase price of $28.5 million including acquisition costs. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000. In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of purchased technology of Geltech.

5. STOCKHOLDERS' EQUITY

The Company's authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares") with $.01 par value. The E Shares were automatically convertible into Class A common stock upon the attainment of certain conversion provisions through June 30, 2000. Since the conversion provisions expired without being met, the E Shares were redeemed by the Company, effective as of September 30, 2000. The holders of E Shares will receive their redemption value of $.0001 per share upon resolution of certain stockholder litigation relating to E Shares. See Note 8.

The Series F Convertible Preferred Stock has a stated value and liquidation preference of $10,000 per share, plus a 7% per annum premium. The holders of the Series F Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.00 or 80% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The Company accounted for the beneficial conversion feature associated with the Series F Convertible Preferred Stock at issuance.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                                     Warrants
                                         Preferred       Common       Class      Common
                                           Stock          Stock      C, E, L      Stock
     Shares Outstanding                   Series F       Class A     & Other     Options
     ------------------                   --------       -------     -------     -------
     Outstanding at June 30, 2001           127        19,371,167    299,300    4,249,454

       Option Grants                                                              174,745
       Forfeitures                                                               (163,750)
                                           ----        ----------    -------    ---------
     Outstanding at September 30, 2001      127        19,371,167    299,300    4,260,449

6. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation ofdDiluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at September 30, 2001: 4,260,449 shares of Class A common stock issuable upon exercise of outstanding stock options, 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants, and 868,192 shares of Class A common stock issuable upon the conversion of convertible preferred stock (minimum of 288,001 shares based on the fixed conversion price at closing). A seven percent premium earned by the preferred shareholders of $25,609 and $26,913 increased the net loss applicable to common shareholders for the three months ended September 30, 2001 and 2000, respectively.

7. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications ("Telecom") for the quarter ended September 30, 2001, representing 60% of total revenues of the Company, and Traditional Optics, representing 40% of total revenues, are the Company's reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The telecom segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspheric optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the three months ended September 30, is shown in the following table.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                    Traditional     Corporate
     Segment Information              Telecom          Optics      and Other (1)       Total
     -------------------              -------          ------      -------------       -----
     THREE MONTHS ENDED
     SEPTEMBER 30

     Revenues (2)
                  2001              $  2,069,387     1,388,659              --      $   3,458,046
                  2000              $  2,815,256       249,683              --      $   3,064,939

     Segment operating loss (3)
                  2001              $ (2,492,622)     (726,731)     (7,846,621)     $ (11,065,974)
                  2000              $ (1,824,961)     (317,047)    (15,626,790)     $ (17,768,798)
                                    ------------      --------     -----------      -------------

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function, non-cash charges and other typical administrative functions which are not allocated to segments.
(2)  There were no material inter-segment sales during all periods presented.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

8. CONTINGENCIES

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on September 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company proposed a settlement of this lawsuit which the Delaware Chancery Court heard on January 8, 2001. The settlement proposal was made to include all holders of Class E Common Stock. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. The Company has re-evaluated the proposed settlement offer and in September 2001 determined it will proceed with the settlement to include a provision that each E shareholder has the right to request exclusion from the settlement class. The final settlement terms allow the holders of Class E Common Stock to elect to receive either $0.40 for each share of Class E Common Stock or a two year option to purchase five shares of Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option will have an exercise price equal to the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options, approximately 201,102 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1 million was accrued at September 30, 2001.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in mediation for the Texas Action on October 23, 2001. During the quarter ended

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

September 30, 2001, the Company incurred legal fees associated with this claim of approximately $200,000 and has filed an insurance claim for the amount related to the lawsuit, in excess of deductible amounts. During the first quarter, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The company is working with regulatory agencies to resolve and collect the monies due under this policy.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $3.5 million for the first quarter of fiscal 2002, an increase of approximately $0.4 million or 13% over revenues for the first quarter of fiscal 2001. The increase was primarily attributable from growth of $1.1 million or 456% in finished lens sales offset by a decrease in telecom product sales of $0.7 million or 26%. Sales generated from the acquired Geltech business accounted for $1.2 million or 34% of the total revenue as compared to $0.4 million or 14% of total revenue for the comparable period last year. At September 30, 2001, our consolidated backlog was $16.5 million consisting of $14.6 million in optical components and $1.9 million for lens sales, as compared to June 30, 2001 sales backlog of $17 million. Sales revenues from orders will be recognized in future quarters, generally nine to twelve months, as the products are shipped. Within our current backlog are purchase orders where shipments have been pushed-out past their original delivery dates and the customers have not yet provided us with revised shipment dates. Accordingly, we are unable to determine the quarters in which we anticipate shipment will occur.

     In the first quarter of fiscal 2002, consolidated cost of sales was 90% of product sales, an increase from the comparable period last year which reported cost of sales of 56%. All divisions, due to the reduction in sales for telecom products, reported increased cost of sales due to the underutilization of manufacturing facilities and staff. In addition, lower margins were realized on small volume qualification runs for new customers. Finally we determined that some traditional optic products would not achieve our margin goals. To counter these cost overages we reduced the manufacturing staff, eliminated unprofitable traditional optic products, and closed our Auburn, California facility resulting in a total decrease in manufacturing personnel of 37% from June 30, 2001. It is anticipated that these measures will improve our cost of sales in the second quarter as we work to balance our manufacturing capabilities and product lines, however, economic conditions may result in pricing pressure in fiscal 2002 which could cause reduced margins.

     During the first quarter of fiscal 2002, selling, general and administrative costs increased by $0.4 million from first quarter of fiscal 2001 to $3.8 million, due primarily to $1.2 million accrued for legal fees and the proposed litigation settlement, and $0.5 million of administrative costs incurred by Geltech which were partially offset by a decrease of $1.3 million in LightPath administration and manufacturing support personnel costs. We incurred several non-cash charges during the first quarter of fiscal 2002, including $2.7 million in amortization of goodwill and intangibles from acquisitions, and $2.8 million in stock-based compensation charges. Research and development costs increased by approximately $0.7 million to $2.1 million in first quarter of fiscal 2002 versus 2001 of which $0.3 million was due to Geltech. The majority of development work consisted of expenses associated with automation development and the New Jersey facility, where development work is on-going to expand the Company's products to the areas of switches for the telecommunications industry. Our acquired businesses continue their efforts in the area of isolators and next generation optical subassemblies, diffractive gratings, waveguides, lens arrays and sub-assembly technologies. In an effort to control our research and development costs we have reduced the staff levels in New Jersey and are in the process of subleasing the New Jersey facility.

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Investment and other income included a non-recurring gain of approximately $390,000 related to the sale of certain assets located in Auburn, CA, while interest earned on investments decreased approximately $497,000 in the first quarter of fiscal 2002 as a result of lower interest rates and a decrease in cash balances. Interest expense in the first quarter of fiscal 2002 and the comparable period of fiscal 2001 was not significant.

     Net loss of $10.4 million in the first quarter of fiscal 2002 includes $5.5 million from the non-cash charges described above and $1.2 million related to litigation settlement costs, which if excluded, would have resulted in a net loss of $3.7 million. As compared to the first quarter of fiscal 2001 which reported a net loss of $16.9 million including $14.3 million in non-cash charges, which if excluded, would have resulted in a net loss of $2.6 million. The $1.1 million increase in net loss was due primarily to the $0.4 million increase in total revenues offset by the increased cost of sales of $1.4 million while decreases in operating costs primarily in selling, general and administrative expense offset increased research and development costs. Net loss applicable to common shareholders of $10.4 million for the first quarter of fiscal 2002 included an additional charge of $25,609 attributable to the premium on our outstanding preferred stock. Net loss per share of $0.54 in the first quarter of fiscal 2002 was a decrease of $0.39 compared to the first quarter of fiscal 2001 net loss per share of $0.93. Net loss applicable to common shareholders for the first quarter of fiscal 2001 of $17 million included $26,913 attributable to the premium on the Company's outstanding preferred stock.

TELECOM SEGMENT

     For the first quarter of fiscal 2002, telecom product sales decreased 26% to approximately $2.1 million from $2.8 million for the comparable period last year. Telecom product sales generated from the Geltech acquisition accounted for $494,000 or 24% of telecom revenue in the quarter. The telecom segment results include isolator sales of $1.2 million, $0.4 million of collimator product sales and $0.5 million of active telecom components sales. The telecom product backlog was $14.6 million at September 30, 2001, versus $15 million at June 30, 2001. The sales backlog is composed of $11 million for isolator products, $2.7 million for collimator products, and $0.9 million for active telecom components. Within our current backlog are purchase orders where shipments have been pushed-out past their original delivery dates and the customers have not yet provided us with revised shipment dates. Accordingly, we are unable to determine the quarters in which we anticipate shipment will occur. Sales orders from Agere Systems, Inc. represent 55% of the current backlog, however, sales to Agere during the first quarter of fiscal 2002 represented less than 10% of telecom sales. The telecom segment incurred an operating loss of $2.5 million for the first quarter of fiscal 2002 as compared to a loss of $1.8 million for the comparable period last year due to decreased margins for underutilization of capacity and increased research and development costs associated with the switch project.

     The decrease in telecom sales for the quarter together with the flat sales backlog reflect the general market condition for optical components and the broader telecommunications sector. We continue to work closely with our customers to manage excess inventory levels as well as focus with them on next generation products. During the first quarter, our work on next generation systems led to design wins and corresponding orders of $2 million with two new customers, but overall spending levels are currently restrained. We have implemented processes built around automated platforms that are resulting in significant yield improvements that we believe are unmatched in the photonics industry. We have also been able to maintain robust design activity throughout most of this downturn which we attribute to the reliability of our products demonstrated by the completion of full Telcordia qualifications during the first quarter of fiscal 2002. It is our belief that the photonics industry will begin to mature as the industry moves out of this downturn and that there will be less focus on rapid capacity expansion and more focus on manufacturing and process issues. Specifically, we believe attention will shift to the implementation of highly automated manufacturing processes and yield improvements where we believe we have a significant advantage.

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

TRADITIONAL OPTICS SEGMENT

     During the first quarter of fiscal 2002, the majority of our approximately $1.4 million of segment sales were $1.1 million in finished lens products and $0.3 million from laser optic lenses, versus $249,000 for the comparable period last year. The growth over the comparable period of the prior year was due primarily to the sales of optics products from the Geltech acquisition which accounted for $1.1 million of traditional optics sales for the first quarter of fiscal 2002. Geltech's traditional optics products are used in data storage and by manufacturers of medical equipment. During the first quarter of 2002, we have stopped manufacturing several product lines, including data storage lenses due to unfavorable margins. In addition, due to the closure of the Auburn, CA facility we consolidated Geltech's manufacturing into the Orlando facility. At September 30, 2001, we had lens product backlog of $1.9 million versus $2 million at June 30, 2001. The traditional optics segment incurred an operating loss of approximately $727,000 for the first quarter of fiscal 2002 as compared to an operating loss of approximately $317,000 for the comparable period last year. The increased loss was primarily due to the unfavorable margins we incurred during the quarter.

FINANCIAL RESOURCES AND LIQUIDITY

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000 and 2001, we received net proceeds of approximately $67.6 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements.

     Cash used in operations for the three months ended September 30, 2001, was approximately $3.3 million, a decrease of approximately $1 million from the same period of fiscal 2001. Working capital needs declined due maintenance of accounts receivable and inventory balances and the accrual of certain settlement costs which were not paid as of September 30, 2001. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During three months ended September 30, 2001, we expended approximately $1.1 million for capital equipment and patent protection, offset by proceeds from the sale of assets of $270,000. The majority of the capital expenditures during the year were related to the equipment used to enhance or expand our manufacturing facilities. An additional $2.5 million has been budgeted in fiscal 2002 to fund expansion of our Florida manufacturing facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

     On October 3, 2001 the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supercedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is permitted. LightPath does not expect the adoption of SFAS 144 to have a material impact on its financial statements or results of operations.

     In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is

                          LIGHTPATH TECHNOLOGIES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests liquid cash primarily in money market accounts, certificate of deposits or in overnight repurchase agreements. Due to the short-term nature of these investments, we believe that the market risk related to these investments is minimal.

                          LIGHTPATH TECHNOLOGIES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on September 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company proposed a settlement of this lawsuit which the Delaware Chancery Court heard on January 8, 2001. The settlement proposal was made to include all holders of Class E Common Stock. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. The Company has re-evaluated the proposed settlement offer in September 2001 determined it will proceed with the settlement to include a provision that each E shareholder has the right to request exclusion from the settlement class. The final settlement terms allow the holders of Class E Common Stock to elect to receive either $0.40 for each share of Class E Common Stock or a two year option to purchase five shares of Class A Common Stock for each 100 shares of Class E Common Stock they hold. The option will have an exercise price equal to the fair market value of the Class A Common Stock on the settlement date. The Company estimates that if all of the Class E Common Stock were exchanged for options, approximately 201,102 shares of Class A Common Stock would be issued. If all of the Class E Common Stock were exchanged for cash, approximately $1.6 million would be expended. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1 million was accrued at September 30, 2001.

     On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). In essence, the Texas Action makes various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seeks damages based upon those allegations. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in mediation for the Texas Action on October 23, 2001. During the quarter ended September 30, 2001, the Company incurred legal fees associated with this claim of approximately $200,000 and has filed an insurance claim for the amount related to the lawsuit, in excess of deductible amounts. During the first quarter, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The company is working with regulatory agencies to resolve and collect the monies due under this policy.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2001:

          1. Current report on Form 8-K dated July 20, 2001, announced the fiscal 2001 conference call would be held on August 2, 2001.

          2. Current report on Form 8-K dated August 2, 2001, included the press release of the fiscal 2001 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                   LIGHTPATH TECHNOLOGIES, INC.


                                   By: /s/ Donna Bogue          November 1, 2001
                                       -----------------------------------------
                                       Donna Bogue                    Date
                                       Chief Financial Officer