Form 10-Q
period 2001-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2002-02-14
CIK 889971

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                        COMMISSION FILE NUMBER 000-27548


                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             86-0708398
(State or  other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          3819 OSUNA, N.E.       HTTP://WWW.LIGHTPATH.COM          87109
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

Common Stock, Class A, $.01 par value                   19,478,667 shares
CLASS                                            OUTSTANDING AT JANUARY 30, 2002

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets                                 2
         Condensed Consolidated Statements of Operations                       3
         Condensed Consolidated Statements of Cash Flows                       4
         Notes to Condensed Consolidated Financial Statements                  5
Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                12
Item 3   Quantitative and Qualitative Disclosures About Market Risk           19


PART II  OTHER INFORMATION

         Legal Proceedings                                                    20
         Changes in Securities and Use of Proceeds                            21
         Defaults Upon Senior Securities                                      21
         Submission of Matters to a Vote of Security Holders                  21
         Other Information                                                    21
         Exhibits and Reports on Form 8-K                                     21

SIGNATURES                                                                    22

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 DECEMBER 31,      JUNE 30,
                                                                                    2001             2001
                                                                                -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  20,777,024    $  29,273,034
  Trade accounts receivable - less allowance of $183,413 and $120,947               1,937,183        2,579,483
  Inventories                                                                       3,984,708        5,414,587
  Prepaid expenses and other receivables                                              659,174        1,058,187
                                                                                -------------    -------------
       Total current assets                                                        27,358,089       38,325,291

Property and equipment - net                                                       11,699,853       12,046,891
Intangible assets - net                                                            10,908,448       25,683,341
Investment in LightChip, Inc. and other assets                                      8,440,065        8,234,885
                                                                                -------------    -------------
       Total assets                                                             $  58,406,455    $  84,290,408
                                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $     789,855    $   1,276,204
  Accrued liabilities                                                               1,504,972          300,263
  Accrued payroll and benefits                                                        946,666        1,131,252
  Current portion of capital lease obligations                                        116,654          242,475
                                                                                -------------    -------------
       Total current liabilities                                                    3,358,147        2,950,194

Deferred income taxes                                                                      --        3,316,304
Redeemable convertible preferred stock - see note 6                                 1,465,086        1,417,070

Commitments and contingencies

Stockholders' equity
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 19,478,667 and 19,371,167 shares
    issued and outstanding                                                            194,787          193,712
   Additional paid-in capital                                                     186,705,752      181,708,752
   Accumulated deficit                                                           (133,317,317)    (105,295,624)
                                                                                -------------    -------------
       Total stockholders' equity                                                  53,583,222       76,606,840
                                                                                -------------    -------------
       Total liabilities and stockholders' equity                               $  58,406,455    $  84,290,408
                                                                                =============    =============

                            SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      DECEMBER 31,                    DECEMBER 31,

                                                                  2001            2000            2001            2000
                                                              ------------    ------------    ------------    ------------
REVENUES

   Telecom product and lens sales                             $  2,325,704    $  7,757,106    $  5,675,758    $ 10,654,675

   Product development fees and other sales                         71,167           3,500         179,159         170,870
                                                              ------------    ------------    ------------    ------------
Total revenues                                                   2,396,871       7,760,606       5,854,917      10,825,545

COSTS AND EXPENSES

   Cost of sales (exclusive of stock-based compensation
     of $6,956, none, $13,912 and none, for the three
     months ended December 31, 2001 and 2000, and the
     six months ended December 31, 2001 and 2000,
     respectively)                                               3,804,654       4,711,487       6,918,421       6,436,261

   Selling, general and administrative (exclusive of stock-
     based compensation of $1,869,294, $2,782,773,
     $4,678,346 and $5,482,773 for the three months
     ended  December 31, 2001 and 2000, and the six
     months ended December 31, 2001 and 2000,
     respectively)                                               2,888,398       4,275,338       6,725,666       7,683,828

   Research and development (exclusive of stock-based
     compensation of none, none, $13,767 and none for
     the three months ended December 31, 2001 and
     2000, and the six months ended December 31, 2001 and
     2000, respectively)                                         2,169,419       1,768,900       4,221,873       3,131,243

   Impairment of long-lived and intangible assets                6,955,229              --       6,955,229              --

   Stock-based compensation                                      1,876,250       2,782,773       4,706,025       5,482,773

   Amortization of goodwill and intangibles                      2,410,063       3,676,212       5,100,819       6,214,342

   Acquired in process research and development                         --              --              --       9,100,000
                                                              ------------    ------------    ------------    ------------
Total costs and expenses                                        20,104,013      17,214,710      34,628,033      38,048,447
                                                              ------------    ------------    ------------    ------------
Operating loss                                                 (17,707,142)     (9,454,104)    (28,773,116)    (27,222,902)

OTHER INCOME (EXPENSE)

   Investment and other income, net                                 89,716         609,143         799,439       1,439,208
                                                              ------------    ------------    ------------    ------------
Net loss                                                      $(17,617,426)   $ (8,844,961)   $(27,973,677)   $(25,783,694)

Imputed dividend on preferred stock                                (22,407)        (18,551)        (48,016)        (45,464)
                                                              ------------    ------------    ------------    ------------
Net loss applicable to common shareholders                    $(17,639,833)   $ (8,863,512)   $(28,021,693)   $(25,829,158)
                                                              ============    ============    ============    ============
Basic and diluted net loss per share                          $      (0.91)   $      (0.46)   $      (1.45)   $      (1.38)
                                                              ============    ============    ============    ============
Number of shares used in per share calculation                  19,392,308      19,242,857      19,381,738      18,785,241
                                                              ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      2001            2000
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(27,973,677)   $(25,783,694)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                     6,579,098       7,343,661
   Impairment of long-lived and intangible assets                    6,955,229              --
   Stock-based compensation                                          4,706,025       5,482,773
   Acquired in process research and development                             --       9,100,000
Changes in operating assets and liabilities (net of the
effect of the acquisition of Geltech, Inc.):
   Trade receivables                                                   642,300      (3,192,176)
   Inventories                                                       1,429,879      (1,721,669)
   Prepaid expenses and other                                          453,013        (153,655)
   Accounts payable and accrued expenses                               533,774        (647,184)
                                                                  ------------    ------------
Net cash used in operating activities                               (6,674,359)     (9,571,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                               (2,315,255)     (3,968,052)
Proceeds from sale of assets                                           372,480              --
Patent and license agreement costs                                     (45,105)        (33,550)
Acquisition of Geltech, Inc., net of cash acquired                          --         (18,411)
Investment in LightChip                                                     --      (7,234,885)
                                                                  ------------    ------------
Net cash used in investing activities                               (1,987,880)    (11,254,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases                                            (125,821)       (797,561)
Proceeds from exercise of stock options and warrants                   292,050       1,143,351
                                                                  ------------    ------------
Net cash provided by financing activities                              166,229         345,790
                                                                  ------------    ------------
Net decrease in cash and cash equivalents                           (8,496,010)    (20,481,052)
Cash and cash equivalents at beginning of period                    29,273,034      58,728,130
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $ 20,777,024    $ 38,247,078
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Class A common stock, warrant and stock options
 issued to acquire Geltech, Inc.                                  $         --    $ 27,723,054
Note receivable in exchange for equipment                         $    270,000    $         --
Class E common stock issued                                       $         --    $        556
Class E common stock redemption                                   $         --    $     40,221
                                                                  ============    ============

                      SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 2001

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

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


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

REVENUE is generally recognized from product sales when products are shipped to the customer provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements. Provisions for estimated losses are made in the period in which such losses are determined.

RESEARCH AND DEVELOPMENT costs are expensed as incurred.

STOCK-BASED COMPENSATION is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, "Accounting for Stock-Based Compensation."

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

     2. INVENTORIES

The components of inventories include the following at:

                           December 31         June 30
                               2001              2001
                           -----------       -----------
Raw materials              $ 2,525,626       $ 3,208,838
Work in process                460,473           971,916
Finished goods                 998,609         1,233,833
                           -----------       -----------
Total inventories          $ 3,984,708       $ 5,414,587
                           ===========       ===========

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


     3. PROPERTY AND EQUIPMENT

During the second quarter of fiscal 2002, the Company recorded an impairment charge to write off certain excess manufacturing equipment with a carrying value of approximately $553,000 which was used in the production of collimators and was removed from service by the Company due to changes in the manufacturing process.

     4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                           Life      December 31     June 30
                                         In years       2001           2001
                                         --------    -----------   -----------
Goodwill                                     4       $ 5,203,365   $ 5,203,365
Customer list and supply contract            4         1,041,750     4,800,000
Developed technology                       2 - 4       6,064,981    18,000,000
Covenant not-to-compete                      3         3,100,000     3,100,000
Other intangibles                          2 - 5       2,860,000     2,860,000
Patents and trademarks granted            10 - 17        602,673       582,787
License agreements                          17            46,560        46,560
Patent applications in process                           146,539       127,800
                                                     -----------   -----------
                                                      19,065,868    34,720,512
Less accumulated amortization                          8,157,420     9,037,171
                                                     -----------   -----------
 Total intangible assets                             $10,908,448   $25,683,341
                                                     ===========   ===========

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of its the long-lived assets as of December 31, 2001, including the intangible assets acquired in April 2000 and September 2000, when the Company purchased Horizon Photonics, Inc. ("Horizon") and Geltech Inc. ("Geltech"), respectively. While revenues from the sale of Horizon's products was substantial during fiscal 2001, Horizon has had to defer sales under a supply contract to a significant customer since May 2001. At June 30, 2001, the Company determined that the estimated future undiscounted cash flows related to the customer supply contract and associated goodwill recorded in connection with the acquisition of Horizon were below the carrying value of the related intangible assets and the intangibles were written down to their estimated fair value at June 30, 2001. In November 2001, the customer indicated they will not take delivery of any remaining orders which resulted in the impairment of the remaining carrying value of the customer supply contract of approximately $1.5 million as of December 31, 2001. In addition, Geltech continued to experience sales growth during the first quarter of fiscal 2002, however, design changes by a major customer in October 2001 as well as the continued decline in the telecommications industry has lead to a significant decline in future sales projections and growth potential at Geltech. At December 31, 2001, the Company determined that the estimated future undiscounted cash flows remaining from the developed technology and customer list recorded in connection with the purchase of Geltech were below the carrying value of the related intangible assets. Accordingly, the Company recorded an impairment charge of approximately $4.9 million to write down the carrying value of these intangibles to their estimated fair value of approximately $4.7 million at December 31, 2001. The estimated fair values of the intangible assets were based on the anticipated discounted future cash flows from revised sales forecasts. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

     5. ACQUISITIONS

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, a leading manufacturer of precision molded aspherical optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Additionally, Geltech has a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


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

     6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The certificate of designation of the Series F Convertible Preferred Stock provides the Company the right to convert any outstanding shares to Class A common stock or redeem them for cash three years from the date of issuance (effective November 2002). In addition, the certificate of designation provides that In the event of any liquidation, dissolution or winding up of the Company ("Liquidation Event"), either voluntary or involuntary, the then Holders of shares of Series F Preferred Stock shall be entitled to receive an amount per share equal to the sum of (i) the Original Series F Issue Price for each outstanding share of Series F Preferred Stock and (ii) an amount equal to seven percent (7%) of the Original Series F Issue Price, per annum. At each Holder's option, a sale, conveyance or disposition of all or substantially all of the assets of the Company or the effectuation by the Company of a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of shall be deemed to be a Liquidation Event as defined above. A consolidation, merger, acquisition, or other business combination of the Company with or into any other publicly traded company or companies shall not be treated as a Liquidation Event as defined above, however, a consolidation, merger, acquisition, or other business combination of the Company with or into any other non-publicly traded company or companies in which the surviving entity is not a publicly traded company shall be treated as a Liquidation Event as defined above.

Based on the SEC staff guidance addressed in EITF Topic D-98, which indicates that the possibility that any triggering event that is not solely within the control of the issuer could occur - without regard to probability - requires the security to be classified outside of permanent equity, the Company has classified the Series F preferred stock outside of stockholders' equity, for all periods presented.

     7. STOCKHOLDERS' EQUITY

The Company's authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares") with $.01 par value. The E Shares were automatically convertible into Class A common stock upon the attainment of certain conversion provisions through June 30, 2000. Since the conversion provisions expired without being met, the E Shares were redeemed by the Company, effective as of December 30, 2000. The holders of E Shares will receive their redemption value of $.0001 per share upon resolution of certain stockholder litigation relating to E Shares. See Note 10.

                                               Class A          Warrants
                                               Common         Class C, E, L,    Common Stock
                                                Stock           and other         Options
                                             -----------      --------------    ------------
Shares outstanding at June 30, 2001           19,371,167          299,300         4,249,454

      Options granted                                 --               --           358,745
      Options exercised                          107,500               --          (107,500)
      Option forfeitures                              --               --          (318,458)
                                             -----------         --------        ----------
Shares outstanding at December 31, 2001       19,478,667          299,300         4,182,241
                                             ===========         ========        ==========

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


     8. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at December 31, 2001: 4,182,241 shares of Class A common stock issuable upon exercise of outstanding stock options, 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants, and 541,092 shares of Class A common stock issuable upon the conversion of convertible preferred stock (292,483 shares based on the fixed conversion price at closing). A seven percent premium earned by the preferred shareholders increased the net loss applicable to common shareholders by $22,407 and $18,551 for the three months ended December 31, 2001 and 2000, respectively, and by $48,016 and $45,464 for the six months ended December 31, 2001 and 2000, respectively.

     9. SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications ("Telecom") and Traditional Optics are the Company's reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the six months ended December 31, 2001, Telecom product sales represent approximately 60% of total revenues and Traditional Optics sales represent approximately 40% of total revenues of the Company. The telecom segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspheric optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the six and three months ended December 31, is shown in the following table.

                                                 Traditional         Corporate
                                Telecom            Optics           and Other (1)            Total
                                -------            ------           -------------            -----
SIX MONTHS ENDED
DECEMBER 31

Revenues (2)

      2001                    $ 3,544,155         2,310,762                   --          $  5,854,917

      2000                    $ 8,643,480         2,182,065                   --          $ 10,825,545

Segment operating loss (3)

      2001                    $(6,220,057)       (1,793,727)         (20,759,332)         $(28,773,116)

      2000                    $(3,429,433)          (41,966)         (23,751,503)         $(27,222,902)

                                                                     (continued)

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


                                                 Traditional         Corporate
continued                       Telecom            Optics           and Other (1)            Total
                                -------            ------           -------------            -----
THREE MONTHS ENDED
DECEMBER 31

Revenues (2)

      2001                    $ 1,474,768           922,103                   --          $  2,396,871

      2000                    $ 5,828,224         1,932,382                   --          $  7,760,606

Segment operating loss (3)

      2001                    $(3,727,435)       (1,066,997)         (12,912,710)         $(17,707,142)

      2000                    $(1,604,472)          275,081           (8,124,713)         $ (9,454,104)

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

     10. CONTINGENCIES

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on December 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company proposed a settlement of this lawsuit which the Delaware Chancery Court heard on January 8, 2001. The settlement proposal was made to include all holders of Class E Common Stock. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. The Company has re-evaluated the proposed settlement offer and in December 2001 determined it will proceed with the settlement to include a provision that each E shareholder has the right to request exclusion from the settlement class. The final settlement terms allow the holders of Class E Common Stock to elect to receive either $0.40 for each share of Class E Common Stock or receive an option to purchase five shares of Class A Common Stock for each 100 shares of Class E Common Stock they hold for a period of two years with an exercise price of $3.73 per share. The Company estimates that if all of the Class E Common Stock were exchanged for options, approximately 40,220 options to acquire 201,102 shares of Class A Common Stock would be issued resulting in a settlement charge equal to the estimated fair value of the options issued of approximately $458,000. If all of the Class E Common Stock were exchanged for cash, a settlement charge of approximately $1.6 million would be recorded. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1.1 million has been accrued as of December 31, 2001.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants'

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in a mediation proceeding relating to the Texas Action on October 23, 2001. During the six months ended December 31, 2001, the Company incurred and expensed legal fees associated with these claims of approximately $525,000, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of December 31, 2001.

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

ACQUISITIONS

GELTECH, INC.

On September 20, 2000, LightPath acquired all of the outstanding shares of Geltech, Inc. (Geltech), a manufacturer of precision molded aspheric optics used in the active telecommunication components markets, for an aggregate purchase price of approximately $28.5 million. In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million related to the acquired in-process research and development of Geltech. The value assigned to in-process research and development was determined by the Company based on estimates of the projected discounted cash flows from certain development projects including diffraction gratings, waveguides, lens arrays and sub-assembly technologies. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001 and projected costs to complete of approximately $2.25 million. As of June 30, 2001 these programs were not complete and a new completion date of June 2002 was established. Geltech had no sales in fiscal 2001 from these programs which is consistent with the revenue projections.

Geltech had no sales during the six months ended December 31, 2001 from these programs which is consistent with the revenue projections. During the second quarter of fiscal 2002 the Company decided to defer the development of the diffraction gratings and waveguides, projects which were in process at the acquisition of Geltech, due primarily to the continued decline in the market for telecommunications components. However, the development of the lens arrays and sub-assembly technologies, projects also in process at the acquisition date, continue as planned.

For fiscal 2002, the consolidated research and development expenditures budget for LightPath was approximately $7.7 million, which includes approximately $1.7 million related to the ongoing development efforts which were in process at the acquisition of Geltech. For the six months ended December 31, 2001, we estimate approximately $630,000 of research and development expenditures were incurred in connection with these efforts.

HORIZON PHOTONICS, INC.

On April 14, 2000, LightPath acquired Horizon Photonics, Inc. (Horizon), a company engaged in the automated production of passive optical components for the telecommunications and data communications markets, for a total purchase price of approximately $40.2 million. In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, related to the acquired in-process research and development of Horizon. The in-process research and development related to micro-collimator products as well as active alignment and isolator injection molding technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 50% to 60%, with estimated completion dates through June 2001 and estimated costs to complete the projects of $1 million. As of June 30, 2001 these programs were not completed and a revised completion date of June 2002 was established. Horizon had no sales in fiscal 2001 from these programs which is consistent with the revenue projections.

Horizon had no sales during the six months ended December 31, 2001 from these programs which is consistent with the revenue projections.

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


For fiscal 2002, the consolidated research and development expenditures budget for LightPath was approximately $7.7 million, which includes approximately $1.6 million related to the ongoing development efforts which were in process at the acquisition of Horizon. For the six months ended December 31, 2001, we estimate approximately $1 million of research and development expenditures were incurred which included these efforts as well as other isolator developments efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $2.4 million for the second quarter of fiscal 2002, a decrease of approximately $5.4 million or 69% compared to revenues for the second quarter of fiscal 2001. The decrease was primarily attributable to a decrease in telecom product sales of $4.4 million or 56% and a decrease in traditional optics sales of $1 million or 13%.

     In the second quarter of fiscal 2002, consolidated cost of sales was approximately 159% of product sales, an increase from the comparable period of fiscal 2001 which reported cost of sales of 61%. During the quarter the Company recorded a write down of inventory of approximately $1.2 million. Excluding the inventory write down, cost of sales during the quarter would have been approximately 109%, an increase of 48% from the comparable period of fiscal 2001 due primarily to the underutilization of manufacturing facilities and staff because of reduced sales of telecom and traditional optics products during the quarter.

     During the second quarter of fiscal 2002, sales declined approximately 30 percent from levels noted during the first quarter. The company also noted several factors in its evaluation of the value of inventory during the quarter which resulted in a charge of approximately $1.2 million to write down inventory to net realizable value. The Company received a determination that certain lenses and raw materials did not pass qualification requirements for their particular applications during the quarter. In addition, the value of certain finished lens had diminished due to a change in market conditions because a competitor began reducing prices for similar products to a level below our cost. Finally, the Company noted uncertainty regarding the realization of value for certain finished products on hand for a recently cancelled purchase order. Specifically, charges to write-down inventory of approximately $517,000, $171,000 and $247,000 were recorded for finished goods, work in process and raw materials, respectively. In addition, inventory write-off's of $220,000 were recorded ($100,000 of finished goods and $120,000 of raw materials) and the related inventory was disposed of in January 2002 as no alternative use was identified.

     During the second quarter of fiscal 2002, selling, general and administrative costs decreased by $1.4 million from the second quarter of fiscal 2001 to $2.9 million, due primarily to a decrease of $1.3 million in administration and manufacturing support personnel costs. We incurred several non-cash charges during the second quarter of fiscal 2002, including an impairment charge of approximately $7 million related to intangible assets and manufacturing equipment, $2.4 million in amortization of goodwill and intangibles from acquisitions, and $1.8 million in stock-based compensation charges. The impairment consists of approximately $6.5 million related to the values assigned to certain intangibles at acquisition during April and September 2000, which may not be recoverable due to reduced revenue forecasts from those expected at acquisition as a result of the downturn in the telecom industry and approximately $0.5 million due to the removal of excess manufacturing lines used for collimator production. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

     Research and development costs increased by approximately $0.4 million to $2.2 million in the second quarter of fiscal 2002 versus 2001. The majority of development work consisted of expenses associated with automation development and products in the areas of telecommunication switches, isolators and next generation optical subassemblies, waveguides, lens arrays and sub-assembly technologies.

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     Investment and other income decreased approximately $474,000 as interest earned on investments in the second quarter of fiscal 2002 declined due to lower interest rates and a decrease in cash balances. Interest and other expense in the second quarter of fiscal 2002 and the comparable period of fiscal 2001 was not significant.

     Net loss of $17.6 million in the second quarter of fiscal 2002 includes $11.2 million from the non-cash charges described above and $1.2 million related to inventory write-offs, which if excluded, would have resulted in a net loss of $5.2 million. As compared to the second quarter of fiscal 2001 which reported a net loss of $8.9 million including $6.5 million in non-cash charges, which if excluded, would have resulted in a net loss of $2.4 million. The $2.8 million increase in net loss excluding the non-cash charges was due primarily to the $5.4 million decrease in total revenues offset by the decreased cost of sales of $2.1 million, and decreases in operating costs primarily in selling, general and administrative expense which were offset by increased research and development costs. Net loss applicable to common shareholders of $17.6 million for the second quarter of fiscal 2002 included an additional charge of $22,407 attributable to the premium on our outstanding preferred stock. Net loss per share of $0.91 in the second quarter of fiscal 2002 was an increase of $0.45 compared to the second quarter of fiscal 2001 net loss per share of $0.46. Net loss applicable to common shareholders for the second quarter of fiscal 2001 of $8.9 million included $18,551 attributable to the premium on the Company's outstanding preferred stock.

     Sales backlog does not represent sales, rather it is an indicator of customer orders received by the Company. Sales revenues from orders will be recognized in future quarters, generally nine to twelve months, as the products are shipped. At December 31, 2001, our consolidated backlog was $4.4 million consisting of $3.2 million in orders for telecom components and $1.2 million in orders for lenses. During the second quarter the Company revised its policy for disclosing sales backlog such that unscheduled orders or orders with a delivery past 12 months would be excluded from the backlog, which caused the Company to decrease reported backlog to $6.4 million from the previously disclosed sales backlog of $16.5 million at September 30, 2001 which was comprised of $14.6 million in orders for telecom components and $1.9 million in orders for lenses.

TELECOM SEGMENT

     For the second quarter of fiscal 2002, telecom product sales decreased 75% to approximately $1.5 million from $5.8 million for the comparable period last year. The telecom segment sales for fiscal 2002 include isolator sales of $0.6 million, $0.3 million of collimator product sales and $0.6 million of active telecom components sales.

     The telecom segment incurred an operating loss of $3.7 million for the second quarter of fiscal 2002 as compared to a loss of $1.6 million for the comparable period last year due primarily to decreased sales, lower margins and inventory write-offs.

TRADITIONAL OPTICS SEGMENT

     During the second quarter of fiscal 2002, our approximately $0.9 million of segment sales were comprised of $0.7 million in finished lens product sales and $0.2 million from laser optic lens sales, compared with $1.9 million for the comparable period last year. The decrease of $1 million over the comparable period of the prior year was due primarily to the reduced sales of optics products used in data storage which accounted for approximately $1.7 million of traditional optics sales for the second quarter of fiscal 2001.

     The traditional optics segment incurred an operating loss of approximately $1.1 million for the second quarter of fiscal 2002 as compared to operating income of approximately $275,000 for the comparable period last year. The increased loss during the quarter was primarily due to reduced sales, unfavorable margins and inventory write-offs.

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $5.8 million for the first six months of fiscal 2002, a decrease of approximately $5 million or 46% compared to revenues for the first six months of fiscal 2001. The decrease was primarily attributable from a decrease in telecom product sales of $5.1 million or 47%, offset by 1% or $0.1 million increase in traditional optics sales. Sales generated from the acquired Geltech business (September 2000) accounted for $2.9 million or 49% of the total revenue in fiscal 2002 as compared to $3.4 million or 32% of total revenue for the comparable period of fiscal 2001.

     In the first six months of fiscal 2002, consolidated cost of sales was 118% of product sales, an increase from the comparable period last year which reported cost of sales of 59%. During the second quarter the Company recorded a write down of inventory of approximately $1.2 million. Excluding the inventory write down, cost of sales during the quarter would have been approximately 98%, an increase of 39% from the comparable period of fiscal 2001. Approximately 36% of the increase was due to the reduction in sales for telecom products, and the underutilization of manufacturing facilities and staff. In addition, in the first quarter we determined that we were selling some traditional optic products at a negative gross margin which impacted consolidated gross margins by approximately 3%. To counter these cost overages we reduced the manufacturing staff, eliminated unprofitable traditional optic products, and closed our Auburn, California facility resulting in a total decrease in manufacturing personnel of 37% since June 30, 2001. It is anticipated that these measures will improve our cost of sales future quarters as we work to balance our manufacturing capabilities and product lines, however, economic conditions may result in pricing pressure in future quarters of fiscal 2002 which could reduce margins.

     During the six months ended December 31, 2001, total inventory declined 4% from prior levels before consideration of the inventory write down recorded during the second quarter of fiscal 2002. Raw materials continue to make up the majority of our inventory at $2.5 million or 63% of total inventory. We have approximately $2 million of raw materials on hand specifically used in the production of isolators that have long lead times and the Company has elected to maintain a sufficient quantity of these materials. Our inventory turn ratio was
2.9 times and 4.0 times for the six months ended December 31, 2001 and 2000, respectively, which is indicative of the reduction in sales experienced in fiscal 2002.

     During the second quarter of fiscal 2002, sales declined approximately 30 percent from levels noted during the first quarter. The company also noted several factors in its evaluation of the value of inventory during the quarter which resulted in a charge of approximately $1.2 million to write down inventory to net realizable value. The Company received a determination that certain lenses and raw materials did not pass certain qualification requirements for their particular applications during the quarter. In addition, the value of certain finished lens had diminished due to a change in market conditions because a competitor began reducing prices for similar products to a level below our cost. Finally, the Company noted uncertainty regarding the realization of value for certain finished products on hand for a recently cancelled purchase order. Specifically, charges to write-down inventory of approximately $517,000, $171,000 and $247,000 were recorded related to finished goods, work in process and raw materials, respectively. In addition, inventory write-off's of $220,000 were recorded ($100,000 of finished goods and $120,000 of raw materials) and the related inventory was disposed of in January 2002 as no alternative use was identified.

     During the first six months of fiscal 2002, selling, general and administrative costs decreased by $1 million from first the six months of fiscal 2001 to $6.7 million, even after including $1.4 million accrued for legal fees and the proposed litigation settlement, and $0.5 million of administrative costs incurred by Geltech. These increases were offset by a decrease of $2.7 million in administration and manufacturing support personnel costs. We incurred several non-cash charges during the first six months of fiscal 2002, including an impairment charge of $7 million related to intangible assets and manufacturing equipment, $5.1 million in amortization of goodwill and intangibles from acquisitions, and $4.7 million in stock-based compensation charges. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

     Research and development costs increased by approximately $1.1 million to $4.2 million in the first six months of fiscal 2002 versus fiscal 2001 of which $0.3 million was due to Geltech. The majority of development work consisted of expenses associated with automation development and products in the areas of telecommunication switches, isolators and next generation optical subassemblies, waveguides, lens arrays and sub-assembly technologies. In an effort to control research and development costs, the Company has reduced development staff

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


levels, deferred any additional effort on the switch project and is in the process of subleasing the New Jersey development facility.

     Investment and other income included a non-recurring gain of approximately $390,000 related to the first quarter sale of certain assets located in Auburn, CA, while interest earned on investments decreased approximately $971,000 during the first six months of fiscal 2002 as a result of lower interest rates and a decrease in cash balances. Interest expense in during the first six months of fiscal 2002 and the comparable period of fiscal 2001 was not significant.

     Net loss of $28 million in the first six months of fiscal 2002 includes $16.8 million from the non-cash charges described above, $1.4 million related to litigation settlement costs and $1.2 million for inventory write-offs, which if excluded, would have resulted in a net loss of $8.6 million. As compared to the first six months of fiscal 2001 which reported a net loss of $25.8 million including $20.8 million in non-cash charges, which if excluded, would have resulted in a net loss of $5 million. The $3.6 million increase in net loss excluding the non-cash charges was due primarily to the $5 million decrease in total revenues, offset by decreased cost of sales of $0.7 million while decreases in operating costs primarily in selling, general and administrative expense were offset by increased research and development costs. Net loss applicable to common shareholders of $28 million for the first six months of fiscal 2002 included an additional charge of $48,016 attributable to the premium on our outstanding preferred stock. Net loss per share of $1.45 in the first six months of fiscal 2002 was an increase of $0.07 compared to the first six months of fiscal 2001 net loss per share of $1.38. Net loss applicable to common shareholders for the first six months of fiscal 2001 of $25.8 million included $45,464 attributable to the premium on the Company's outstanding preferred stock.

TELECOM SEGMENT

     For the first six months of fiscal 2002, telecom product sales decreased 59% to approximately $3.5 million from $8.6 million for the comparable period last year. The telecom segment sales in the first six months of fiscal 2002 include isolator sales of $1.8 million, $0.7 million of collimator product sales and $1 million of active telecom components sales.

     The telecom segment incurred an operating loss of $6.2 million for the first six months of fiscal 2002 as compared to a loss of $3.4 million for the comparable period last year due primarily to decreased sales, reduced margins due to underutilization of capacity, inventory write-offs and increased research and development costs associated with the switch project.

     The decrease in telecom sales for the first six months together with the flat to down sales backlog reflect the general market condition for optical components and the broader telecommunications sector. We continue to work closely with our customers to manage excess inventory levels as well as focus with them on next generation products. During the first six months, our work on next generation systems led to design wins and corresponding orders but overall spending levels are currently restrained. We have implemented processes built around automated platforms that are resulting in significant yield improvements that we believe are unmatched in the photonics industry. We have also been able to maintain robust design activity throughout most of this downturn which we attribute to the reliability of our products demonstrated by the completion of full Telcordia qualifications during the first quarter of fiscal 2002. It is our belief that the photonics industry will begin to mature as the industry moves out of this downturn and that there will be less focus on rapid capacity expansion and more focus on manufacturing and process issues. Specifically, we believe attention will shift to the implementation of highly automated manufacturing processes and yield improvements where we believe we have a significant advantage.

TRADITIONAL OPTICS SEGMENT

     During the first six months of fiscal 2002, our approximately $2.3 million of segment sales were comprised of $1.8 million in finished lens products and $0.5 million from laser optic lens sales, compared with $2.2 million for the comparable period last year. During the first quarter of 2002, we have stopped manufacturing several product lines, including data storage lenses due to unfavorable margins. In addition, due to the closure of the Auburn, CA facility we consolidated the manufacturing of all finished lens products into the Orlando, FL facility.

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     The traditional optics segment incurred an operating loss of approximately $1.8 million for the first six months of fiscal 2002 as compared to an operating loss of approximately $42,000 for the comparable period last year. The increased loss was primarily due to reduced sales, unfavorable margins and inventory write-offs we incurred during the first six months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000 and 2001, we received net proceeds of approximately $67.6 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements. While the Company has no firm commitments for any future financing at this time, management believes that its financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months.

     Cash used in operations for the six months ended December 31, 2001, was approximately $6.7 million, a decrease of approximately $2.9 million from the same period of fiscal 2001. Working capital needs declined due to the maintenance of accounts receivable and inventory balances and the accrual of certain settlement costs which were not paid as of December 31, 2001. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. During six months ended December 31, 2001, we expended approximately $2.4 million for capital equipment and patent protection, offset by proceeds from the sale of assets of approximately $0.4 million. The majority of the capital expenditures during the year were related to the equipment used to enhance or expand our manufacturing facilities. An additional $0.8 million has been budgeted in fiscal 2002 to for various manufacturing and development projects. An additional approximately $1.6 million of cash would be expended if all of the holders of Class E Common Stock selected cash for the settlement offer in the Delaware action.

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

     In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending December 31, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

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

     The Company is required to adopt the provisions of Statement 141 on July 1, 2002. The Company had no business combinations initiated prior to July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

     The Company expects to have unamortized goodwill of approximately $2.3 million remaining at July 1, 2002, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.95 million for the year ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                          LIGHTPATH TECHNOLOGIES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests liquid cash primarily in money market accounts, certificates of deposit or in overnight repurchase agreements. Due to the short-term nature of these investments, we believe that the market risk related to these investments is minimal.

                          LIGHTPATH TECHNOLOGIES, INC.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on December 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company proposed a settlement of this lawsuit which the Delaware Chancery Court heard on January 8, 2001. The settlement proposal was made to include all holders of Class E Common Stock. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. The Company has re-evaluated the proposed settlement offer in December 2001 determined it will proceed with the settlement to include a provision that each E shareholder has the right to request exclusion from the settlement class. The final settlement terms allow the holders of Class E Common Stock to elect to receive either $0.40 for each share of Class E Common Stock or receive an option to purchase five shares of Class A Common Stock for each 100 shares of Class E Common Stock they hold for a period of two years with an exercise price of $3.73 per share. The Company estimates that if all of the Class E Common Stock were exchanged for options, approximately 40,220 options to acquire 201,102 shares of Class A Common Stock would be issued resulting in a settlement charge equal to the fair value of the options issued of approximately $458,000. If all of the Class E Common Stock were exchanged for cash, a settlement charge of approximately $1.6 million would be recorded. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1.1 million has been accrued as of December 31, 2001.

     On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in a mediation proceeding relating to the Texas Action on October 23, 2001. During the six months ended December 31, 2001, the Company incurred and expensed legal fees associated with these claims of approximately $525,000, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of December 31, 2001.

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

                          LIGHTPATH TECHNOLOGIES, INC.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     LightPath Technologies, Inc. conducted its 2001 Annual Meeting of Stockholders on October 17, 2001. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

     1. Election of Class I Directors to hold office until the Annual Meeting of Stockholders in 2004 a Class II Director to hold office until the Annual Meeting of Stockholders in 2003. The election of Class I Directors, Robert Ripp and Robert Bruggeworth, of the Company was approved by a vote of Class A shareholders of 17,605,832 FOR and 79,631 WITHHOLD AUTHORITY. The election of Class II Director Steve Brueck, of the Company was approved by a vote of Class A shareholders of 17,617,932 FOR and 67,531 WITHHOLD AUTHORITY. The terms of the Company's Class III Directors, Donald Lawson and Louis Leeburg and of its Class II Directors, James Adler Jr. continued after the date of the Annual Meeting.

     2. Ratification of the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 30, 2002 was approved by a vote of Class A shareholders 17,640,658 FOR; 19,147 AGAINST and 24,658 ABSTENTIONS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     Donald Lawson, President and CEO resigned from the Company in October 2002 to pursue other interests. He will receive severance compensation per the terms of his employment contract of approximately $500,000. Robert Ripp, Chairman of the Board of Directors, was elected to serve as interim President and CEO and a search committee was formed by the Board of Directors to fill this position. Mr. Ripp receives a monthly consulting fee of approximately $21,000 while acting as the interim President and CEO. Mr. Ripp also received an incentive stock option on October 31, 2001, for 100,000 shares of common stock which was fully vested at issuance, has a term of ten years, and was priced at $2.78 per share which was the fair market value of the underlying stock on the grant date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     None

b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2001:

     1. Current report on Form 8-K dated October 1, 2001, announced the first quarter of fiscal 2001 conference call would be held on October 25, 2001.
     2. Current report on Form 8-K dated October 25, 2001, included the press release of the first quarter of fiscal 2002 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                 LIGHTPATH TECHNOLOGIES, INC.


                                 By: /s/ Donna Bogue           February 14, 2002
                                     -------------------------------------------
                                     DONNA BOGUE                      DATE
                                     CHIEF FINANCIAL OFFICER