Form 10-Q
period 2002-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2002-05-14
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


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

Common Stock, Class A, $.01 par value                    20,677,071 shares
CLASS                                              OUTSTANDING AT APRIL 30, 2002

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I  FINANCIAL INFORMATION

Item 1  Condensed Consolidated Balance Sheets                                  2
        Condensed Consolidated Statements of Operations                        3
        Condensed Consolidated Statements of Cash Flows                        4
        Notes to Condensed Consolidated Financial Statements                   5
Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11
Item 3  Quantitative and Qualitative Disclosures About Market Risk            18


PART II OTHER INFORMATION

        Legal Proceedings                                                     19
        Changes in Securities and Use of Proceeds                             20
        Defaults Upon Senior Securities                                       20
        Submission of Matters to a Vote of Security Holders                   20
        Other Information                                                     20
        Exhibits and Reports on Form 8-K                                      20

SIGNATURES                                                                    21

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,        JUNE 30,
                                                                                    2002             2001
                                                                                -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  16,832,278    $  29,273,034
  Trade accounts receivable - less allowance of $191,286 and $120,947               2,688,184        2,579,483
  Inventories                                                                       4,380,440        5,414,587
  Prepaid expenses and other receivables                                            1,523,455        1,058,187
                                                                                -------------    -------------
       Total current assets                                                        25,424,357       38,325,291

Property and equipment - net                                                       10,618,639       12,046,891
Intangible assets - net                                                             9,276,245       25,683,341
Investment in LightChip, Inc. and other assets                                      8,428,999        8,234,885
                                                                                -------------    -------------
       Total assets                                                             $  53,748,240    $  84,290,408
                                                                                =============    =============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   1,521,341    $   1,276,204
  Accrued liabilities (note 10)                                                     1,330,760          300,263
  Accrued payroll and benefits                                                        709,875        1,131,252
  Current portion of capital lease obligations                                         97,150          242,475
                                                                                -------------    -------------
       Total current liabilities                                                    3,659,126        2,950,194

Deferred income taxes                                                                      --        3,316,304
Redeemable convertible preferred stock (note 6)                                            --        1,417,070

Commitments and contingencies (note 10)

Stockholders' equity
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 20,677,071 and 19,371,167 shares
    issued and outstanding                                                            206,771          193,712
   Additional paid-in capital                                                     188,248,997      181,708,752
   Accumulated deficit                                                           (138,366,654)    (105,295,624)
                                                                                -------------    -------------
       Total stockholders' equity                                                  50,089,114       76,606,840
                                                                                -------------    -------------
       Total liabilities, redeemable convertible preferred stock
        and stockholders' equity                                                $  53,748,240    $  84,290,408
                                                                                =============    =============

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               MARCH 31,                       MARCH 31,
                                                                     ----------------------------    ----------------------------
                                                                         2002            2001            2002            2001
                                                                     ------------    ------------    ------------    ------------
REVENUES

   Telecom product and lens sales                                    $  3,451,427    $  9,887,225    $  9,127,185    $ 20,541,900

   Product development fees and other sales                               166,157         381,849         345,316         552,719
                                                                     ------------    ------------    ------------    ------------
Total revenues                                                          3,617,584      10,269,074       9,472,501      21,094,619

COSTS AND EXPENSES

   Cost of sales (exclusive of stock-based compensation
      of $6,956, $5,938, $20,868 and $5,938, for the three
      months ended March 31, 2002 and 2001, and the nine
      months ended March 31, 2002 and 2001, respectively)               3,290,344       5,612,922      10,208,765      12,049,183

   Selling, general and administrative (exclusive of stock-based compensation of $69,294, $2,839,645, $4,747,643 and
      $8,322,418 for the three months ended March 31, 2002 and
      2001, and the nine months ended March 31, 2002 and
      2001, respectively)                                               2,181,078       6,189,276       8,906,741      13,873,104

   Research and development (exclusive of stock-based
      compensation of none, $12,547, $13,767 and $12,547 for
      the three months ended March 31, 2002 and 2001, and
      the nine months ended March 31, 2002 and 2001, respectively)      1,474,452       1,613,424       5,696,325       4,744,667

   Impairment of long-lived and intangible assets                              --              --       6,955,229              --

   Stock-based compensation                                                76,250       2,858,130       4,782,278       8,340,903

   Amortization of goodwill and intangibles                             1,639,626       3,676,040       6,740,445       9,890,382

   Acquired in process research and development                                --              --              --       9,100,000
                                                                     ------------    ------------    ------------    ------------
Total costs and expenses                                                8,661,750      19,949,792      43,289,783      57,998,239
                                                                     ------------    ------------    ------------    ------------
Operating loss                                                         (5,044,166)     (9,680,718)    (33,817,282)    (36,903,620)

OTHER INCOME (EXPENSE)

   Investment and other income, net                                         8,719         526,803         808,158       1,966,011
                                                                     ------------    ------------    ------------    ------------
Net loss                                                             $ (5,035,447)   $ (9,153,915)   $(33,009,124)   $(34,937,609)

Imputed dividend on preferred stock                                       (13,890)        (21,920)        (61,906)        (67,384)
                                                                     ------------    ------------    ------------    ------------
Net loss applicable to common shareholders                           $ (5,049,337)   $ (9,175,835)   $(33,071,030)   $(35,004,993)
                                                                     ============    ============    ============    ============

Basic and diluted net loss per share                                 $      (0.26)   $      (0.48)   $      (1.69)   $      (1.85)
                                                                     ============    ============    ============    ============
Number of shares used in per share calculation                         19,798,241      19,332,856      19,518,545      18,965,115
                                                                     ============    ============    ============    ============

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                    2002            2001
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $(33,009,124)   $(34,937,609)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                                   8,986,832      11,747,274
   Impairment of long-lived and intangible assets                                  6,955,229              --
   Stock-based compensation                                                        4,782,278       8,340,903
   Acquired in process research and development                                           --       9,100,000
Changes in operating assets and liabilities (net of the
  effect of the acquisition of Geltech, Inc.):
   Trade receivables                                                                (108,701)     (6,053,865)
   Inventories                                                                     1,034,147      (2,562,935)
   Prepaid expenses and other                                                       (411,268)        581,113
   Accounts payable and accrued expenses                                             854,257       2,276,539
                                                                                ------------    ------------
Net cash used in operating activities                                            (10,916,350)    (11,508,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                                             (2,214,872)     (5,881,849)
Proceeds from sale of assets                                                         595,774              --
Patent and license agreement costs, net                                              (52,033)        (45,548)
Acquisition of Geltech, Inc., net of cash acquired                                        --         (18,411)
Investment in LightChip                                                                   --      (7,234,885)
                                                                                ------------    ------------
Net cash used in investing activities                                             (1,671,131)    (13,180,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases                                                          (145,325)     (1,451,270)
Proceeds from exercise of stock options and warrants                                 292,050       1,491,761
                                                                                ------------    ------------
Net cash provided by financing activities                                            146,725          40,491
                                                                                ------------    ------------
Net decrease in cash and cash equivalents                                        (12,440,756)    (24,648,782)
Cash and cash equivalents at beginning of period                                  29,273,034      58,728,130
                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $ 16,832,278    $ 34,079,348
                                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Class A common stock, warrant and stock options issued
  to acquire Geltech, Inc.                                                      $         --    $ 27,713,837
Note receivable in exchange for equipment                                       $    270,000    $         --
Class A common stock issued upon conversion of
  preferred stock                                                               $     11,984    $         --
Conversion of redeemable preferred stock to
  Class A common stock                                                          $  1,478,976              --
Preferred stock premium                                                         $    (61,906)   $    (67,384)
Class E common stock issued                                                     $         --    $        556
Class E common stock redemption                                                 $         --    $     40,221
                                                                                ============    ============

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2002

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

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED  FINANCIAL  STATEMENTS  include the accounts of the Company and its
wholly-owned   subsidiaries.   All   significant   intercompany   balances   and
transactions have been eliminated in consolidation.

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

INTANGIBLE ASSETS consisting of goodwill, customer list and supply contracts, licenses, patents, trademarks and others are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line  basis  over the  estimated  useful  lives of the  related  assets ranging from ten to seventeen years. Goodwill, customer list and supply contracts and other intangibles are being amortized on straight-line basis over the estimated period of benefit ranging from two to five years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis.

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

     2.   INVENTORIES

The components of inventories include the following at:

                                             March 31      June 30
                                               2002         2001
                                            ----------   ----------
                Raw materials               $2,724,255   $3,208,838
                Work in process                630,810      971,916
                Finished goods               1,025,375    1,233,833
                                            ----------   ----------
                Total inventories           $4,380,440   $5,414,587
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

     4.   ACQUISITIONS

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, a manufacturer of precision molded aspherical optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. LightPath acquired all of the outstanding shares of Geltech for 822,737 shares of Class A common stock (valued at $27.5 million) which resulted an aggregate purchase price of $28.5 million including acquisition costs. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000. In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of purchased technology of Geltech.

     5.   INTANGIBLE ASSETS

Intangible assets consist of the following:

                                            Life       March 31      June 30
                                          In years       2002          2001
                                          --------   -----------   -----------
Goodwill                                     4       $ 5,203,365   $ 5,203,365
Customer list and supply contract            4         1,041,750     4,800,000
Developed technology                       2 - 4       6,064,981    18,000,000
Covenant not-to-compete                      3         3,100,000     3,100,000
Other intangibles                          2 - 5       2,860,000     2,860,000
Patents and trademarks granted            10 - 17        606,002       582,787
License agreements                           17           46,560        46,560
Patent applications in process                           150,138       127,800
                                                     -----------   -----------
                                                      19,072,796    34,720,512
Less accumulated amortization                          9,796,551     9,037,171
                                                     -----------   -----------
  Total intangible assets                            $ 9,276,245   $25,683,341
                                                     ===========   ===========

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of its the long-lived assets as of March 31, 2002, including the intangible assets acquired in April 2000 and September 2000, when the Company purchased Horizon Photonics, Inc. ("Horizon") and Geltech Inc. ("Geltech"), respectively. While revenues from the sale of Horizon's products was substantial during fiscal 2001, the Company's Horizon subsidiary has had to defer sales under a supply contract to a significant customer since May 2001. At June 30, 2001, the Company determined that the aggregate estimated future undiscounted cash flows related to the customer supply contract and associated goodwill recorded in connection with the acquisition of Horizon were less than the carrying value of the related intangible assets and the intangibles were written down to their estimated fair value. In November 2001, the customer indicated they will not take delivery of any remaining orders which resulted in the impairment of the remaining carrying value of the customer supply contract of approximately $1.5 million as of December 31, 2001.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company's Geltech subsidiary experienced sales growth during the first quarter of fiscal 2002, however, design changes by a major customer in October 2001 as well as the continued decline in the telecommications industry lead to a significant decline in future sales projections and growth potential. At December 31, 2001, the Company determined that the estimated future undiscounted cash flows remaining from the developed technology and customer list recorded in connection with the purchase of Geltech were below the carrying value of the related intangible assets. Accordingly, the Company recorded an impairment charge of approximately $4.9 million to write down the carrying value of these intangibles to their estimated fair value of approximately $4.7 million. The estimated fair values of the intangible assets were based on the anticipated discounted future cash flows from revised sales forecasts. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

     6.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the third quarter of fiscal 2002, all of the 127 shares of Series F Convertible Preferred Stock outstanding were converted into 1,198,404 shares of Class A common stock.

The Series F Convertible Preferred Stock had a stated value and liquidation preference of $10,000 per share, plus a 7% per annum premium. The holders of the Series F Convertible Preferred Stock were not entitled to vote or to receive dividends. Each share of Series F Convertible Preferred Stock is convertible at the option of the holder, into Class A common stock based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.00 or 80% of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The Company accounted for the beneficial conversion feature associated with the Series F Convertible Preferred Stock at issuance as an additional return to the preferred shareholders.

Based on the SEC staff guidance addressed in EITF Topic D-98, which indicates that the possibility that any triggering event that is not solely within the control of the issuer could occur - without regard to probability - requires the security to be classified outside of permanent equity, the Company classified the Series F preferred stock outside of stockholders' equity, for all periods presented.

     7.   STOCKHOLDERS' EQUITY

The Company's authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares") with $.01 par value. The E Shares were automatically convertible into Class A common stock upon the attainment of certain conversion provisions through June 30, 2000. Since the conversion provisions expired without being met, the E Shares were redeemed by the Company, effective as of September 30, 2000. The former holders of E Shares will receive their redemption value of $.0001 per share upon resolution of certain stockholder litigation relating to E Shares. See Note 10.

                                                          Class A         Warrants
                                                          Common        Class C, E, L,    Common Stock
                                                           Stock          and other         Options
                                                        -----------      -----------      -----------
Shares outstanding at June 30, 2001                      19,371,167          299,300        4,249,454

      Conversion of Series F Preferred Stock              1,198,404               --               --

      Options granted                                            --               --          969,145
      Options exercised                                     107,500               --         (107,500)
      Option forfeitures                                         --               --         (478,927)
                                                        -----------      -----------      -----------
Shares outstanding at March 31, 2002                     20,677,071          299,300        4,632,172
                                                        ===========      ===========      ===========

     8.   NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at March 31, 2002: 4,632,172 shares of Class A common stock issuable upon exercise of outstanding stock options, and 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants. A seven percent premium earned by the preferred shareholders increased the net loss applicable to common shareholders by $13,890 and $21,920 for the three months ended March 31, 2002 and 2001, respectively, and by $61,906 and $67,384 for the nine months ended March 31, 2002 and 2001, respectively.

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


     9.   SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications ("Telecom") and Traditional Optics are the Company's reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the nine months ended March 31, 2002, Telecom product sales represent approximately 66% of total revenues and Traditional Optics sales represent approximately 34% of total revenues of the Company. The telecom segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspheric optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets.

Summarized financial information concerning the Company's reportable segments for the nine and three months ended March 31, is shown in the following table.

                                                   Traditional    Corporate and
                                      Telecom         Optics         Other (1)         Total
                                   ------------    ------------   -------------    ------------
NINE MONTHS ENDED MARCH 31

Revenues (2)
     2002                          $  6,282,021       3,190,480              --    $  9,472,501
     2001                          $ 17,405,193       3,689,426              --    $ 21,094,619

Segment operating loss (3)
     2002                          $ (7,859,091)     (2,282,910)    (23,672,281)   $(33,817,282)
     2001                          $ (3,513,869)        (31,752)    (33,357,999)   $(36,903,620)

THREE MONTHS ENDED MARCH 31

Revenues (2)
     2002                          $  2,737,866         879,718              --    $  3,617,584
     2001                          $  8,761,713       1,507,361              --    $ 10,269,074

Segment operating loss (3)
     2002                          $ (1,639,034)       (489,183)     (2,915,949)   $ (5,044,166)
     2001                          $    (84,436)         10,214      (9,606,496)   $ (9,680,718)

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

     10.  CONTINGENCIES

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on December 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson,

                          LIGHTPATH TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


former President, Chief Executive Officer and Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company proposed a settlement of this lawsuit which the Delaware Chancery Court heard on January 8, 2001. The settlement proposal was made to include all former holders of Class E Common Stock. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that former holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. The Company has re-evaluated the proposed settlement offer and in December 2001 determined it will proceed with the settlement to include a provision that each former E shareholder has the right to request exclusion from the settlement class. The current settlement terms allow the former holders of Class E Common Stock to elect to receive either $0.40 for each share of Class E Common Stock or an option to purchase five shares of Class A Common Stock for each 100 shares of Class E Common Stock held for a period of two years with an exercise price of $3.73 per share. The Company estimates that if all of the former Class E Common Stock were exchanged for options, approximately 40,220 options to acquire 201,102 shares of Class A Common Stock would be issued resulting in a settlement charge equal to the estimated fair value of the options issued of approximately $458,000. If all of the former Class E Common Stock were exchanged for cash, a settlement charge of approximately $1.6 million would be recorded. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1.1 million has been accrued as of March 31, 2002.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in a mediation proceeding relating to the Texas Action on October 23, 2001. During the nine months ended March 31, 2002, the Company incurred and expensed legal fees associated with these claims of approximately $575,000, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of March 31, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $3.6 million for the third quarter of fiscal 2002, a decrease of approximately $6.7 million or 65% compared to revenues for the third quarter of fiscal 2001. The decrease was primarily attributable to a decrease in telecom product sales of $6.1 million or 69% and a decrease in traditional optics sales of $0.6 million or 42%.

     In the third quarter of fiscal 2002, consolidated cost of sales was approximately 91% of product sales, an increase from the comparable period of fiscal 2001 in which we reported cost of sales of 55% The increase of 36% from the comparable period of fiscal 2001 is principally due to the underutilization of manufacturing facilities and staff because of reduced sales of telecom and traditional optics products during the quarter.

     During the third quarter of fiscal 2002, selling, general and administrative costs decreased by $4.0 million from the third quarter of fiscal 2001 to $2.2 million, excluding the $1.6 million legal settlement costs in fiscal 2001. The decrease of $2.4 million is due primarily to decreased administration and manufacturing support personnel costs. We incurred several non-cash charges during the third quarter of fiscal 2002, including $1.6 million in amortization of goodwill and intangibles from acquisitions, and $76,250 in stock-based compensation charges.

     Research and development costs decreased by approximately $0.1 million to $1.5 million in the third quarter of fiscal 2002 versus 2001. The majority of development work consisted of expenses associated with automation development and products in the areas of telecommunication switches, isolators and next generation optical subassemblies, waveguides, lens arrays and sub-assembly technologies.

     Investment and other income decreased approximately $431,000 as interest earned on investments in the third quarter of fiscal 2002 declined due to lower interest rates and a decrease in cash balances. Interest and other expense in the third quarter of fiscal 2002 was approximately $108,000 versus $21,000 for the comparable period of fiscal 2001 due to the loss on disposal of equipment.

     Net loss was $5 million during the third quarter of fiscal 2002. Included in the net loss was approximately $1.7 million from the non-cash charges described above, which, if excluded would have resulted in a net loss of $3.3 million. This compares with the third quarter of fiscal 2001 in which we reported a net loss of $9.2 million including $6.5 million in non-cash charges and a $1.6 million charge related to litigation settlement costs, which, if excluded would have resulted in a net loss of $1.1 million. The $2.2 million increase in net loss excluding the non-cash and other charges was due primarily to the decrease in total revenues offset in part by reduced cost of sales and reductions in operating costs, primarily in selling, general and administrative

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


expense and research and development. Net loss applicable to common shareholders of $5 million for the third quarter of fiscal 2002 included an additional charge of $13,890 attributable to the premium on our outstanding preferred stock. Net loss per share was $0.26 in the third quarter of fiscal 2002, a decrease of $0.22 compared to the third quarter of fiscal 2001 net loss per share of $0.48. Net loss applicable to common shareholders for the third quarter of fiscal 2001 of $9.2 million included $21,920 attributable to the premium on the Company's outstanding preferred stock.

     Sales backlog does not represent sales, rather it is an indicator of customer orders received by the Company. Sales revenues from orders will be recognized in future quarters, generally nine to twelve months, as the products are shipped. At March 31, 2002, our consolidated backlog was $4.2 million consisting of $3.2 million in orders for telecom components and $1 million in orders for lenses. During the third quarter the Company revised its policy for disclosing sales backlog such that unscheduled orders or orders with a delivery date beyond 12 months have been excluded.

TELECOM SEGMENT

     For the third quarter of fiscal 2002, telecom product sales decreased 69% to approximately $2.7 million from $8.8 million for the comparable period last year. The telecom segment sales for fiscal 2002 include isolator sales of $1.3 million, $0.7 million of collimator product sales and $0.7 million of active telecom components sales.

     The telecom segment incurred an operating loss of $1.6 million for the third quarter of fiscal 2002 as compared to a loss of approximately $84,000 for the comparable period last year due primarily to decreased sales and reduced margins.

TRADITIONAL OPTICS SEGMENT

     During the third quarter of fiscal 2002, our approximately $0.9 million of traditional optics segment sales were comprised of $0.7 million in finished lens product sales and $0.2 million from laser optic lens sales, compared with $1.5 million for the comparable period last year. The decrease of $0.6 million from the comparable period of the prior year was due primarily to reduced sales of lens products used in data storage.

     The traditional optics segment incurred an operating loss of approximately $489,000 for the third quarter of fiscal 2002 as compared to operating income of approximately $10,000 for the comparable period last year. The increased loss during the quarter was primarily due to reduced sales and reduced margins.

ACQUISITIONS

GELTECH, INC.

     On September 20, 2000, LightPath acquired all of the outstanding shares of Geltech, Inc. (Geltech), a manufacturer of precision molded aspheric optics used in the active telecommunication components markets, for an aggregate purchase price of approximately $28.5 million. In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million related to the acquired in-process research and development of Geltech. The value assigned to in-process research and development ("IPR&D") was determined by the Company based on estimates of the projected discounted cash flows from certain development projects including diffraction gratings, waveguides, lens arrays and sub-assembly technologies. These IPR&D programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001 and projected costs to complete of approximately $2.25 million. As of June 30, 2001 these IPR&D programs were not complete and a new completion date of June 2002 was established. Geltech's IPR&D programs did not generate sales in fiscal 2001 which was consistent with the revenue projections.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Geltech's research and development programs in process at acquisition generated no sales during the nine months ended March 31, 2002 which is consistent with the revenue projections. During the second quarter of fiscal 2002 the Company decided to defer further development of the diffraction gratings and waveguides, projects which were in process at the acquisition of Geltech, due primarily to the continued decline in the market for telecommunications components. The sub-assembly technologies project concluded in the third quarter, however sales during the quarter were not material. The development of the lens arrays project is estimated to be 80% complete at March 31, 2002 and is expected to conclude during the fourth quarter.

     For fiscal 2002, the consolidated research and development expenditures budget for LightPath was approximately $7.7 million, which includes approximately $1.7 million related to the ongoing development efforts which were in process at the acquisition of Geltech. For the nine months ended March 31, 2002, we estimate approximately $1 million of research and development expenditures were incurred in connection with these efforts.

HORIZON PHOTONICS, INC.

     On April 14, 2000, LightPath acquired Horizon Photonics, Inc. (Horizon), a company engaged in the automated production of passive optical components for the telecommunications and data communications markets, for a total purchase price of approximately $40.2 million. In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, related to the acquired in-process research and development of Horizon. The in-process research and development ("IPR&D") related to micro-collimator products as well as active alignment and isolator injection molding technologies that were under development at the time of acquisition. These IPR&D programs were in various stages of completion ranging from 50% to 60%, with estimated completion dates through June 2001 and estimated costs to complete the projects of $1 million. As of June 30, 2001 these IPR&D programs were not completed and a revised completion date of June 2002 was established. Horizon's IPR&D programs did not generate sales in fiscal 2001 which is consistent with the revenue projections.

     Horizon's research and development programs in process at acquisition generated sales of approximately $2 million during the nine months ended March 31, 2002. The micro-collimator program has been transferred to the Albuquerque development group. The isolator injection molding technologies project was completed in late December 2001 which resulted in all of the sales discussed above. We estimate the active alignment program is 90% complete at March 31, 2002 and is expected to conclude during the fourth quarter.

     For fiscal 2002, the consolidated research and development expenditures budget for LightPath was approximately $7.7 million, which includes approximately $1.6 million related to the ongoing development efforts which were in process at the acquisition of Horizon. For the nine months ended March 31, 2002, we estimate approximately $1.3 million of research and development expenditures were incurred which included these efforts.

RESULTS OF OPERATIONS

NINE MONTHS  ENDED MARCH 31,  2002  COMPARED TO THE NINE MONTHS  ENDED MARCH 31,
2001

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $9.5 million for the first nine months of fiscal 2002, a decrease of approximately $11.6 million or 55% compared to revenues for the first nine months of fiscal 2001. The decrease was primarily attributable from a decrease in telecom product sales of $11.1 million or 64%, and a decrease of $0.5 million or 13% in traditional optics product sales. Sales generated from the acquired Geltech business (September 2000) accounted for $4.2 million or 44% of the total revenue in fiscal 2002 as compared to $5.9 million or 28% of total revenue for the comparable period of fiscal 2001.

     In the first nine months of fiscal 2002, consolidated cost of sales was 108% of product sales, an increase from the comparable period last year in which we reported cost of sales of 57%. During the second quarter the Company recorded

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


a write down of inventory of approximately $1.2 million. Excluding the inventory write down during the second quarter, cost of sales would have been approximately 95%, an increase of 38% from the comparable period of fiscal 2001. Substantially all of the increase was due to the reduction in sales for telecom products which resulted in the underutilization of manufacturing facilities and staff. To counter this we have reduced the manufacturing staff, eliminated unprofitable traditional optic products, and closed our Auburn, California facility resulting in a total decrease in manufacturing personnel of 45% since June 30, 2001. It is anticipated that these measures will improve our cost of sales for future quarters as we work to balance our manufacturing capabilities and product lines, however, we believe economic conditions may result in pricing pressure in future quarters.

     During the nine months ended March 31, 2002, total inventory increased 3% from prior levels before consideration of the inventory write down recorded during the second quarter of fiscal 2002. Raw materials continue to make up the majority of our inventory at $2.4 million or 62% of total inventory. We have approximately $2.2 million of raw materials on hand specifically used in the production of isolators that have long lead times and the Company has elected to maintain a sufficient quantity of these materials. Our inventory turn ratio was
2.8 times and 4.6 times per year for the nine months ended March 31, 2002 and 2001, respectively, which is indicative of the reduction in sales experienced in fiscal 2002.

     During the second quarter of fiscal 2002, sales declined approximately 30 percent from levels noted during the first quarter. The company also noted several factors in its evaluation of the value of inventory during the second quarter which resulted in a charge of approximately $1.2 million to write down inventory to net realizable value. The Company received a determination that certain lenses and raw materials did not pass certain qualification requirements for their particular applications during the second quarter. In addition, the value of certain finished lens had diminished due to a change in market conditions because a competitor began reducing prices for similar products to a level below our cost. Finally, the Company noted uncertainty regarding the realization of value for certain finished products on hand for a recently cancelled purchase order. Specifically, charges to write-down inventory of approximately $517,000, $171,000 and $247,000 related to finished goods, work in process and raw materials, respectively, were recorded in the second quarter of fiscal 2002. In addition, inventory write-off's of $220,000 were recorded in the second quarter of fiscal 2002 ($100,000 of finished goods and $120,000 of raw materials) and the related inventory was disposed of in January 2002 as no alternative use was identified.

     During the first nine months of fiscal 2002, selling, general and administrative costs decreased by $5 million from the first nine months of fiscal 2001 to $8.9 million, which includes $1.6 million for legal fees paid and the accrual related to the proposed litigation settlement, and $0.5 million of additional administrative costs contributed by Geltech which was acquired on September 20, 2000. Fiscal 2001 results include $1.6 million related to litigation settlement costs. The decreases were primarily in administration and manufacturing support personnel costs. We also incurred several non-cash charges during the first nine months of fiscal 2002, including an impairment charge of $7 million related to intangible assets and manufacturing equipment, $6.7 million in amortization of goodwill and intangibles from acquisitions, and $4.8 million in stock-based compensation charges. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

     Research and development costs increased by approximately $1 million to $5.7 million in the first nine months of fiscal 2002 versus fiscal 2001 of which $0.3 million was contributed by Geltech which was acquired on September 20, 2000. The majority of development work consisted of expenses associated with automation development and products in the areas of telecommunication switches, isolators and next generation optical subassemblies, waveguides and lens arrays. In an effort to control research and development costs, the Company has reduced development staff levels, deferred any additional effort on the switch project and is in the process of subleasing the New Jersey development facility.

     Investment and other income decreased approximately $1.2 million during the first nine months of fiscal 2002 as compared to fiscal 2001 due primarily to decreased interest earned on investments of approximately $1.4 million as a

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


result of lower interest rates and a decrease in cash balances partially offset by a non-recurring gain of approximately $390,000 related to the sale of certain assets located in Auburn, CA during the first quarter of fiscal 2002. Interest and other expense during the first nine months of fiscal 2002 and the comparable period of fiscal 2001 was not significant.

     Net loss was $33 million during the first nine months of fiscal 2002. Included in the net loss was approximately $18.5 million from the non-cash charges described above, a $1.6 million charge related to litigation settlement and $1.2 million for inventory write-offs, which if excluded, would have resulted in a net loss of $11.7 million. This compares with the first nine months of fiscal 2001 which reported a net loss of $34.9 million. Included in the fiscal 2001 net loss was approximately $27.3 million in non-cash charges and a $1.6 million charge related to settlement of litigation, which if excluded, would have resulted in a net loss of $6 million. The $5.7 million increase in the net loss excluding the non-cash and other charges is due primarily to the decrease in total revenues, offset by reduced cost of sales together with decreases in selling, general and administrative expense and increases in research and development costs and other expenses. Net loss applicable to common shareholders of $33.1 million for the first nine months of fiscal 2002 included an additional charge of $61,906 attributable to the premium on our outstanding preferred stock. Net loss per share of $1.69 in the first nine months of fiscal 2002 was a decrease of $0.16 compared to the first nine months of fiscal 2001 net loss per share of $1.85. Net loss applicable to common shareholders for the first nine months of fiscal 2001 of $35 million included $67,384 attributable to the premium on the Company's outstanding preferred stock.

TELECOM SEGMENT

     For the first nine months of fiscal 2002, telecom product sales decreased 64% to approximately $6.3 million from $17.4 million for the comparable period last year. The telecom segment sales in the first nine months of fiscal 2002 include $3.1 million of isolator sales, $1.4 million of collimator product sales and $1.8 million of active telecom components sales.

     The telecom segment incurred an operating loss of $7.9 million for the first nine months of fiscal 2002 as compared to an operating loss of $3.5 million for the comparable period last year due primarily to decreased sales, reduced margins due to underutilization of capacity, inventory write-offs and increased research and development costs associated with the switch project.

     The decrease in telecom sales for the first nine months together with the flat to down sales backlog reflect the general market condition for optical components and the broader telecommunications sector. We continue to work closely with our customers to manage inventory levels as well as focus on next generation products. We have focused on design wins for next generation systems, however overall spending levels continue to be restrained. We have implemented processes built around automated platforms that are resulting in significant yield improvements that we believe are unmatched in the photonics industry. We have also been able to maintain robust design activity throughout most of this downturn which we attribute to the reliability of our products demonstrated by the completion of full Telcordia qualifications during the first quarter of fiscal 2002.

     During the third quarter of fiscal 2002, the Company announced five new products designed for use in both long-haul and metropolitan area (metro) networks which we displayed at the March 2002 Optical Fiber Communication Conference ("OFC") held in Anaheim, California. These five new products are examples of how we believe LightPath can provide added value to our customers. Each one utilizes advanced manufacturing technology to `build-in' much of the optical alignment work that was formerly performed by the customer. They also underscore LightPath's strategic directive of broadening our base of innovative optical components and assemblies by combining application specific engineering with automated manufacturing. We expect these new products, and others in the pipeline, to provide at least 20% of LightPath's revenue over the next several quarters. We also announced that LightPath is intensifying its sales effort through the appointment of Bill Kuyper as Sr. Vice President, Marketing and Sales. He will be responsible for integrating the sales functions of LightPath and it's subsidiaries, expanding LightPath's presence globally, and broadening our base of strategic customers

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     It is our belief that the photonics industry will begin to mature as the industry moves out of this downturn and that there will be less focus on rapid capacity expansion and more focus on manufacturing and process issues. Specifically, we believe attention will shift to the implementation of highly automated manufacturing processes and yield improvements where we believe we have a significant advantage.

TRADITIONAL OPTICS SEGMENT

     During the first nine months of fiscal 2002, our approximately $3.2 million of traditional optics segment sales were comprised of $2.4 million in finished lens products and $0.8 million from laser optic lens sales, compared with $3.7 million for the comparable period last year. During the first quarter of 2002, we stopped manufacturing several product lines, including data storage lenses due to unfavorable margins. In addition, the closure of the Auburn, CA facility consolidated manufacturing of all finished lens products into the Orlando, FL facility.

     The traditional optics segment incurred an operating loss of approximately $2.3 million for the first nine months of fiscal 2002 as compared to an operating loss of approximately $32,000 for the comparable period last year. The increased loss was primarily due to reduced sales, unfavorable margins and inventory write-offs we incurred during the first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements which generated total net proceeds of approximately $12 million. During fiscal 2000 and 2001, we received net proceeds of approximately $67.6 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs. While the Company has no firm commitments for any future financing at this time, management believes that its financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months based upon current revenue projections.

     Cash used in operations for the nine months ended March 31, 2002, was approximately $10.9 million, a decrease of approximately $0.6 million from the same period of fiscal 2001. In fiscal 2002 working capital needs declined $1.3 million primarily due to the maintenance of inventory balances and the accrual of certain settlement costs which were not paid as of March 31, 2002. In fiscal 2001 working capital requirements were $5.8 million primarily due to growth in accounts receivable and inventory balances. During nine months ended March 31, 2002, we expended approximately $2.3 million for capital equipment and patent protection, offset by proceeds from the sale of assets of approximately $0.6 million. The majority of the capital expenditures during the year were related to the equipment used to enhance or expand our manufacturing facilities. An additional $0.4 million has been budgeted in fiscal 2002 to for various manufacturing and development projects.

     Additionally we estimate approximately $1.6 million of cash will be paid if the former holders of Class E Common Stock all elect the cash settlement offer in the Delaware action. We currently have an investment in LightChip accounted for on the cost method. LightChip has indicated they may require additional funding in the calendar year 2002. If the Company does not participate in future equity funding, its ownership percentage would be diluted. In addition, the telecommunications market has been severely depressed and valuations of start up companies have decreased dramatically. If future funding is at a price per share lower than the carrying value of our investment in LightChip we will be required to write down our investment.

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

     The Company is required to adopt the provisions of Statement 141 on July 1, 2002. The Company had no business combinations initiated subsequent to July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Upon adoption of Statement 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     The Company expects to have unamortized goodwill of approximately $2.3 million remaining at July 1, 2002, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.6 million and $2.95 million for the nine months ended March 31, 2002 and the year ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests liquid cash primarily in money market accounts, certificates of deposit or in overnight repurchase agreements. Due to the short-term nature of these investments, we believe that the market risk related to these investments is minimal.

                          LIGHTPATH TECHNOLOGIES, INC.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on December 30, 2000 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company proposed a settlement of this lawsuit which the Delaware Chancery Court heard on January 8, 2001. The settlement proposal was made to include all former holders of Class E Common Stock. On February 2, 2001, the Delaware Chancery Court issued a letter in which it indicated that former holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. The Company has re-evaluated the proposed settlement offer in December 2001 and has determined it will proceed with the settlement to include a provision that each former E shareholder has the right to request exclusion from the settlement class. The current settlement terms allow the former holders of Class E Common Stock to elect to receive either $0.40 for each share of Class E Common Stock or an option to purchase five shares of Class A Common Stock for each 100 shares of Class E Common Stock held for a period of two years with an exercise price of $3.73 per share. The Company estimates that if all of the former Class E Common Stock were exchanged for options, approximately 40,220 options to acquire 201,102 shares of Class A Common Stock would be issued resulting in a settlement charge equal to the fair value of the options issued of approximately $458,000. If all of the former Class E Common Stock were exchanged for cash, a settlement charge of approximately $1.6 million would be recorded. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1.1 million has been accrued as of March 31, 2002.

     On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in a mediation proceeding relating to the Texas Action on October 23, 2001. During the nine months ended March 31, 2002, the Company incurred and expensed legal fees associated with these claims of approximately $575,000, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of March 31, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

          None

b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2002:

          1. Current report on Form 8-K dated January 4, 2002, announced the second quarter of fiscal 2002 conference call would be held on January 31, 2002.
          2. Current report on Form 8-K dated February 4, 2002 included the press release of the second quarter of fiscal 2002 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                    LIGHTPATH TECHNOLOGIES, INC.


                                    By: /s/ Donna Bogue             May 10, 2002
                                        ----------------------------------------
                                        DONNA BOGUE                     DATE
                                        CHIEF FINANCIAL OFFICER