Form 10-K
period 2002-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2002-09-04
CIK 889971

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's operating revenue for its most recent fiscal year. $12,506,582

     The aggregate market value of the registrant's voting stock held by non-affiliates (based on the closing sale price of the registrant's Common Stock on the Nasdaq National Market, and for the purpose of this computation only, on the assumption that all of the registrant's directors and officers are affiliates) was approximately $11,938,915 on August 1, 2002.

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, Class A, $.01 par value                   20,677,071 shares
CLASS                                             OUTSTANDING AT AUGUST 23, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-K

                                      INDEX

         ITEM                                                               PAGE
         ----                                                               ----
PART I
         Description of Business                                               2
         Description of Property                                              32
         Legal Proceedings                                                    32
         Submission of Matters to a Vote of Security Holders                  33

PART II
         Market for Common Equity and Related Stockholder Matters             34
         Selected Financial Data                                              36
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          38
         Quantitative and Qualitative Disclosure About Market Risk            49
         Financial Statements and Supplementary Data                          49
         Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           49

PART III
         Directors and Executive Officers,
           Compliance with Section 16(a) of the Exchange Act                  50
         Executive Compensation                                               53
         Security Ownership of Certain Beneficial Owners and Management       53
         Certain Relationships and Related Transactions                       53
         Exhibits, Financial Statement Schedules, and Reports on Form 8-K     54

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1

SIGNATURES                                                                    56

CERTIFICATION                                                                 57

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     LightPath is a manufacturer of families of high-performance fiber-optic collimator and isolator products, GRADIUM(R) glass lenses and other optical materials used to produce products that manipulate light. We operate through two operating segments; optoelectronics and fiber telecommunications ("telecom"), and traditional optics (e.g. lenses used in lasers, data storage, bar coding, medical equipment, consumer optics, etc.). We manufacture and sell the following types of telecom products: (i) collimators, (ii) isolators and (iii) molded aspheric lenses. Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber. An isolator is used to prevent the back reflection of optical signals that can degrade transmitter and amplifier performance. Molded aspheres are used in telecom applications to couple laser to fiber, fiber to fiber and fiber to other optical devices. Collimators, isolators, molded aspheres and other optical components are used throughout fiber optic systems. Such systems are used by the telecommunications industry with a goal of increased bandwidth, through the development of all optical networks, by combining multiple light streams from individual transmissions onto a single optical fiber. We are also planning to develop other products related to the optoelectronics and telecommunications industry through licenses and relationships with other manufacturers. SEE "CURRENT FOCUS ON PRODUCTS" BELOW.

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

     In fiscal year 1998, we began to explore the development of products for emerging markets such as optoelectronics, photonics and solar due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. In 1998, the resolution of packaging and alignment issues, along with advances made by LightChip Inc. ("LightChip") with WDM equipment, led us to develop a strategy to enter the telecom optical components market. This strategy is built around automated production of telecom components using laser fusion and fiber attachment techniques we developed. We also maintained our emphasis on optical materials where we gained expertise during the development of GRADIUM glass. During fiscal 1998, sales of lenses to the traditional optics market continued with increases in sales of lenses used in the YAG laser market, catalog and distributor sales and lenses used in the wafer inspection markets. During this time, we reorganized internally and realigned our marketing efforts with the purpose of expanding our focus to include the optoelectronics and fiber telecommunications markets in addition to the traditional optics market. See "Sales and Marketing - Optoelectronics and Fiber Telecommunications."

     In designing our optoelectronic devices, we focused on automation of the manufacturing process. Although many other manufacturers in this industry rely on offshore production to control costs, we believe that automation of the

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


manufacturing process can yield significant costs savings over the long term. Our patented laser fusion and fiber attachment techniques are highly automated, and we believe these techniques provided improved quality and flexibility to increase manufacturing capacity in response to growth in demand. Our automation concept was expanded upon with our fiscal 2000 acquisition of Horizon Photonics, Inc. ("Horizon") where we employ the use of robotic systems in manufacturing of isolators.

     In April 2000, we acquired Horizon, a California corporation originally founded in July 1997. Horizon utilizes automated production platforms to manufacture passive optical components for the telecommunications and data communications markets. We acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of Class A Common Stock and $1 million in cash (an aggregate purchase price of approximately $40.2 million, based on the trading price of our common stock). Horizon manufactures isolator products at their Walnut, California facility.

     In September 2000, we acquired Geltech, Inc. ("Geltech"), a Delaware corporation originally founded in May 1985. Geltech is a manufacturer of precision molded aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. Geltech also produces lens arrays for optical switches and other applications. We acquired all of the outstanding shares of Geltech for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of Class A common stock (valued at $27.5 million based on the trading price of our common stock) and approximately $1 million in acquisition costs. Geltech manufactures products at its facilities in Orlando, FL. During fiscal 2002, Geltech expanded its manufacturing facility, which will include integrating some of the automation techniques utilized at our other facilities.

     Our first significant dealings in the telecommunications segment began in June 1997, when we announced we had joined with Invention Machine Corporation to form a joint venture company, LightChip, to develop, manufacture and market the next generation of wavelength division multiplexing ("WDM") systems for use by telecommunication carriers, CATV companies, local area networks and wide area networks system integrators. WDM systems are needed by the telecommunications industry to increase bandwidth by combining multiple light streams from individual transmissions onto a single optical fiber. We formed LightChip in order to serve the growing metro WDM market. Since 1998, LightChip has received approximately $91 million from the issuance of common stock and four series of convertible preferred stock. The initial investors included AT&T Ventures and LightPath. Subsequent investors also include Morgenthaler Ventures, J.P. Morgan Capital and Berkeley International. Our current percentage ownership of LightChip is approximately 13% of total preferred and common shares. LightChip successfully demonstrated a WDM model and had prototypes of several products available in fiscal 2000. LightChip's first product sales occurred in calendar 2001. We licensed the use of GRADIUM glass to LightChip for specific applications. We anticipate no short-term revenue from LightChip. In May 2002 we wrote down our investment in LightChip by $6.3 million to reflect pricing of an equity round of financing at a price per share that was lower than the carrying value of LightPath's investment in LightChip. The telecommunications market has been severely depressed and valuations of start up companies have decreased dramatically. If further funding is at a rate lower than the cost of our previous investment in LightChip we will be required to write down our investment to the current market value. LightChip's business is at an early stage, and the volatile nature of the telecommunications industry makes our investment in LightChip subject to significant risks and uncertainties.

OPERATING SEGMENTS AND PRODUCTS

     We manufacture and sell the following types of telecom products: (i) collimators, (ii) isolators and (iii) molded aspheric lenses and (iv) modules. We also manufacture traditional optics products including: (i) GRADIUM glass products, lenses, prisms and (ii) molded aspheric lenses. GRADIUM glass is an optical quality glass material with varying refractive indices used for optics such as lenses for YAG lasers. Molded aspheres are used in non-telecom applications such as optical data storage, high precision printing, bar coding and by manufacturers of medical equipment.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


                                   COLLIMATORS

     We offer two product levels of collimators:

          -    collimating lenses; and
          -    standard collimators.

     COLLIMATING LENSES

     We offer two types of lenses for use in telecommunication applications: TL and GPX-series. Our TL-series lenses are 1.8 mm diameter collimating, rod lenses and are available in 0.18, 0.23 and 0.25 pitch-equivalent lenses. These lenses have an optional angles facet to control back reflection and for ease of assembly. Our TL-series lenses provide a high degree of collimation, design customization, and have tight piece-to-piece control. Customized TL-series lenses with larger diameters can provide beam diameters greater than 2 mm. Our GPX series lenses are available in a wide variety of sizes and focal lengths. These lenses provide high quality aberration control and are easily customized. They are sold separately for assembly into customers' components and are also incorporated into our large beam collimator. These GRADIUM collimating lenses can replace homogeneous lenses with, in many cases, immediate improvements in performance, repeatability and cost.

     STANDARD COLLIMATOR

     We demonstrated our first passive optoelectronic product, a single mode fiber collimator assembly ("SMF Assembly") in February 1998. Our SMF Assembly and subsequently improved versions of the standard collimator which offer high quality performance in the areas of back reflection and insertion loss. It is also more compact and we believe it can be manufactured at a significantly lower cost than the competitive products currently available in commercial quantities. The collimator is a key element in all fiber optic systems, including WDM equipment. Collimators straighten and make parallel, diverging light as it exits a fiber. Our standard collimator provides high quality performance in back reflection and insertion loss and can withstand in excess of 10 watts of optical power. This entry level product currently used by the telecommunications industry prevents light from diverging as it exits a fiber, and shepherds it into the next piece of equipment or fiber.

                                    ISOLATORS

     We have developed a family of products that utilize a proprietary micro-fixture design and robotic platform process. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. Our platform is capable of producing products such as isolators, gain flatteners, attenuators, filter assemblies, and other volume-oriented optic assemblies for the WDM market. To date, we are manufacturing a qualified family of free-space, laminate and contract-specific isolators. In 2001, we released a new line of isolator assemblies for application in the metro and access telecom markets. This line is based on a flexible manufacturing platform which can address a wide range of customer specifications while supporting lower cost applications.

     The optical isolator is used to prevent the back reflection of optical signals that can degrade transmitter and amplifier performance. We have developed and qualified an automated platform process that avoids the traditional pitfalls of producing optical isolators. Applicable to a variety of passive optical components, our automated platform process has proven to be an efficient and low cost method for manufacturing isolators without machining tiny metal fixtures and without utilizing a significant level of manual labor. We believe our isolator has a competitive advantage for a certain segment of OEM business, since our proprietary platform allows us to produce unique designs at competitive prices in a flexible, automated process.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


          MOLDED ASPHERES, MOLDED LENS ARRAYS AND DIFFRACTION GRATINGS

     The telecom industry has a need for molded aspheres for laser-to-fiber coupling, tunable lasers, DFB lasers and device coupling. Corning Inc. developed the technology we employ for molding a proprietary low melting temperature glass into an asphere lens. With our September 2000 acquisition of Geltech, LightPath obtained the process, key personnel and equipment, and also secured a perpetual license to all Corning's intellectual property associated with the development of precision molded optics. We have continued to refine the process and develop the markets for aspheric lenses.

     Our focus is on providing custom optical solutions to meet unique customer needs in the rapidly changing telecommunications market as well as extending our customer base in markets outside of telecom. We provide aspheric lenses of sizes up to 15mm, and we are a developer of sub-millimeter optics.

     We have also developed a line of molded lens arrays. We have developed a process to mold lens arrays capable of producing optical components with very small lens diameters and very high lens density (for example, 40,000 optical elements in a two-inch diameter array).

     Although we have a unique and proprietary line of all-glass diffraction gratings (StableSil(R)) for telecom applications, there currently is no significant activity in the market for this product line and we have discontinued further development efforts in this area.

                                     MODULES

     We have introduced a number of modules which will combine two or more of our current components, such as the isolator and molded aspheres, into a subassembly. During fiscal 2002 we began to expand modules offerings and to automate the manufacturing of modules to take advantage of low cost assembly. Current passive optical modules include the OASIS(TM) and Vectra(TM) collimator arrays. The expansion of these modules will continue into fiscal 2003.

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

PRODUCTS IN DEVELOPMENT

     The current focus of our development efforts has been to develop new products based on our optical and automation platforms in the areas of isolators, optical subassemblies, micro-collimators and lens arrays for use in the telecommunications field, and other markets which use optical components.

     Our original process patent is for producing an optical quality material, GRADIUM glass, with an "axial" gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular to the lens axis or "radial"). The GRADIUM glass designated curve is achieved by the controlled combination of multiple glass optical densities. We have developed a set of proprietary software design tools so that the light upon leaving the glass can be precisely modeled. GRADIUM glass lenses can be produced across a large diameter range (currently 1mm-100mm). Growth in our manufacturing capabilities has led to improved yield and automation, advancing our goal of producing competitively priced products.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


     We were issued a patent in fiscal year 2000 for the development of a process utilizing high-powered lasers for fusion, splicing and polishing of optical material to include optical fiber. This patent is the basis of our collimator production technology.

     We were issued our first of three patents relating to our robotic assembly platform used for the manufacturing of isolators in fiscal year 2001 and have several other patents in process.

     We have approximately 50 US and foreign patents in the areas of precision molded optics and Sol-Gel technologies. We also hold the right to certain materials we believe are key to the development of high precision molded optics.

     In addition, we utilize other optical materials and specialized optical packaging concepts to manipulate light and perform research and development for optical solutions in the fiber telecommunications and traditional optics markets.

     MODULES

     During fiscal 2001, we introduced a number of modules which will combine two or more of our current components, such as the isolator and molded aspheres, into a subassembly. During fiscal 2002 we began to expand modules offerings and to automate the manufacturing of modules to take advantage of low cost assembly. Current passive optical modules include the OASIS(TM) and Vectra(TM) collimator arrays. The expansion of these modules will continue into fiscal 2003. Demand for modules is driven by specific customer needs. Utilizing automation techniques, we are able to provide active alignment of multiple components and deliver a subsystem optimized for the customers unique needs with very low insertion loss.

     SWITCHES AND COLLIMATOR ARRAYS

     During fiscal 2002, we had planned on shipment of the 1XN opto-mechanical switch based upon a patent licensed from Herzel Laor. Due to the current economic environment, we elected to suspend expenditures required to launch this product in fiscal 2002. We will concentrate instead on development of further enhancements to existing product lines.

     Using the automated alignment techniques learned in production of the 1XN opto-mechanical switch, we proceeded with the development of collimator arrays. We successfully shipped prototypes of this product in the fourth quarter of fiscal 2002 and intend to expand in this area in fiscal 2003.

     SOL-GEL TECHNOLOGY

     We have developed a replication process to manufacture glass diffractive optical components using Sol-Gel technology. This process allows the fabrication by replication of these complex optics at a fraction of the cost of conventional technologies such as photolithography and reactive-ion etching. In addition, we have produced other Sol-Gel based components including the high volume manufacture of silica substrates for optically active windows used in toxic gas detection and the development and production of unique solid-state calibration filters. We have practiced Sol-Gel technology for several years and have successfully addressed many different markets over the years. We have significant knowledge in this field with protection through extensive know-how, trade secrets, and 7 issued patents.

     In 2000, we introduced a line of all-glass gratings in response to the anticipated demand from the telecommunications industry for the fabrication of DWDM and other devices requiring high performance and sturdy gratings. These all-glass gratings present significant advantages over available gratings due to outstanding environmental resistance, high performance and low cost.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


     Although we continued to pursue the development of additional products based on Sol-Gel technology and had included in our new product plans inorganic waveguides, active waveguides and arrayed waveguide gratings to be used in telecommunications applications, we have delayed these development efforts due to the current economic environment. We have elected to delay expenditures required to launch these products until we see a substantial increase in demand from our customers and the market.

BUSINESS STRATEGY

     Our management and marketing focus historically has been organized with the intent of serving two separate markets: (1) optoelectronics and fiber telecommunications ("telecom"), and (2) traditional optics (e.g. lenses used in lasers, data storage, bar coding, medical equipment, consumer optics, etc.). We believe that GRADIUM glass and other optical materials can potentially be marketed for use in many optics and optoelectronics products.

     During the last 18 months, the telecom equipment market has slowed dramatically, including the optical components segment of the market. As service providers rapidly cut their capital spending budgets, inventories of hardware systems, subsystems, and components grew quickly due to a lag in vendors adjusting their build rates to the downturn in demand. Although inventories are believed to be dropping, there is still a sizeable inventory of components that must be consumed before supply and demand come back in balance. We believe this reduction in demand for telecom components will continue into fiscal 2003, therefore, we are adjusting our business plans.

     In June 2002 we announced plans for fiscal 2003 where we intend to consolidate lens product lines in Florida and reorganize internally into three groups; the Optical Lens Group; the Laser Component Group; and the Optical
Integration Group. The Optical Lens Group will manage the collimator and aspheric lens products, which continues as the core capability for LightPath. These product lines will be consolidated in the Orlando, Florida facility. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond telecom. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring.

     In response to our customers' requirements for a second site capability and optical packaging solutions, we intend to increase our emphasis on the integrated platform segment of our business within the Laser Component Group. We have had great success with our isolator product line, and as our customers ask for more demanding optical performance we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group will be investing a modest amount in capital expenditures and research and development, in support of optical generation and detection applications, such as transmitters, transceivers and pumps. The Optical Integration Group will allow LightPath to augment current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays with new innovative passive optical modules, such as multiport and hybrid devices, to provide effective optical management solutions for our customers.

OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS (TELECOM PRODUCTS)

     Optoelectronics technologies consist of an overlap of photonics and electronics and are key enablers of "Information Age" technologies, such as fiber optic communications, optical data storage, laser printers, digital imaging, and sensors for machine vision and environmental monitoring. The telecom/datacom networks have experienced explosive growth. The dramatic rise of the Internet, office automation, videoconferencing, local and wide area networking, and remote access telecommunications has fueled the demand for more and more network capacity in both long-haul telecommunications and cable television networks.

     Given the inherently faster speed of light signals in fiber-optic networks and their immunity from electromagnetic interference, fiber-optic systems are replacing existing copper wire networks for long-haul (more than 600 kilometers) telecommunications networks. Cable television networks are also shifting to

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

     ISOLATORS AND WDM SYSTEMS

     The demand for increased bandwidth in fiber-optic networks has led to the widespread use of a once-theoretical method for transmitting multiple signals at slightly different wavelengths through a single fiber to achieve efficient use of fiber capacity. This technique, known as wavelength division multiplexing, or WDM, requires separate source lasers transmitting slightly different wavelengths for each signal or "channel" and more complex modulators and optical amplifiers to control and amplify the signal in the network. WDM systems, originally developed for eight separate channels in 1996, are currently being designed to carry as many as 128 separate channels with 0.4 of a nanometer in differentiation between wavelengths. In theory, a single pair of optical fibers can carry more than 10 terabits of information per second, which is roughly equivalent to 156 million voice channels or 500,000 simultaneous two-way HDTV channels. Through our investment in LightChip, we have positioned ourselves with products that are designed for use within WDM systems.

     With our acquisition of Horizon, we acquired automated production of passive optical components for the telecommunications and data communications markets. We believe our primary strength is the design of optical subassemblies for automation. Our team has a comprehensive background in the field of fiber optics, taking research efforts "off the bench" and into manufacturing. Drawing upon years of experience in automation, optoelectronic package design and testing, and a multitude of technical disciplines, we have demonstrated novel solutions for today's WDM design and processing challenges. By targeting product families and creating common platforms for each, we can rapidly tailor variations within a family, as the customer demands, without major process or tooling changes. This philosophy is evident in our proprietary micro-fixture design and automated platform manufacturing process. This platform allows robots to mount micro-optics in small transferable fixtures that can be processed at various levels and converted into a variety of finished products. We believe our isolator has a competitive advantage for a certain segment of OEM business, since our proprietary platform allows us to produce unique designs at competitive prices in a flexible, automated process.

     In fiscal 2002, we went into production on a new line of isolator assemblies for application in the metro and access telecom markets. This new line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting lower cost applications.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


     Telecom products manufactured using this technology include aspheric lenses, sub-millimeter lenses and lens arrays. Several new products using this technology are under development. These new products include low-cost aspheric lenses, anamorphic lenses, cross cylinder lenses and multifunctional optical components. All of these products also have key relevancy for many different market applications outside of the telecommunications market.

     SWITCHES

     In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. In August 2000 we introduced the LP1600 opto-mechanical switch. The LP1600 is a 1xN optical switch, which is designed to route one incoming fiber into one-of-many output fibers. The current design allows customers to select custom configurations of 4 to 24 output channels. The LP1600 had patent applications filed and was sold in small quantities in fiscal 2002. We planned to manufacture the LP1600 at our Albuquerque locationhowever, due to the current economic environment we suspended expenditures required to launch this product in fiscal 2002.

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

TRADITIONAL OPTICS

     LASER MARKETS FOR GRADIUM LENSES

     We initially emphasized laser products because we believed GRADIUM lenses could have a substantial immediate commercial impact in laser products with a relatively small initial investment. The majority of lens sales is due to optics used by YAG lasers. Generally, optical designers can substitute our standard GRADIUM glass components for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, we believe, and customers test results confirm, that GRADIUM glass has the ability to improve the current standard of laser performance. In 1998, our distributor, Permanova Lasersystems AB of Sweden, completed a lengthy trial and testing period on GRADIUM YAG lenses which they qualified into systems produced by Rofin-Sinar GmbH, a major OEM manufacturer of high-powered CO2 and YAG lasers, headquartered in Germany.

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

     MOLDED ASPHERES

     Through our acquisition of Geltech, we purchased the rights to the Precision Molded Optics process. Our traditional optics product applications are molded aspheres used in optical data storage, high precision printing, bar coding and by manufacturers of some medical equipment.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

     Since fiscal 1998, our primary marketing objective has been the development and marketing of passive components for the optoelectronics segment of the telecommunications industry and laser based products in the general optics product arena. The narrowing of our product focus was in response to the opportunities in the emerging optoelectronics market where we believe we have key advantages and our success in sales of laser based products. We believe our key advantages are:

     -    we have developed packaging solutions for optoelectronic products;
     - we have been able to develop patentable processes with optical materials that provide product solutions; and
     -    through automation, we have developed low cost production techniques.

Combining these elements, we believe we have the opportunity to enter into key optical telecommunications markets with products that are enabling and cost effective. Although the same design constraints and technological shortcomings of conventional optical technology and materials restrict all optical products, we believe that our proprietary manufacturing processes, as well as the high quality associated with GRADIUM glass, results in a competitive advantage over other glass products currently available in our targeted markets. With our acquisitions, we have added to our line of passive optical components while maintaining our emphasis on low cost production from automation, and added a product line sold into the active optical component markets as well as products to be sold into DWDM systems.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


OPTOELECTRONICS AND FIBER TELECOMMUNICATIONS

     In order to be more accessible to potential customers we have divided our sales staff into the following territorial areas because of their high concentrations of telecom users:

     -    NorthWest
     -    SouthWest
     -    MidWest
     -    SouthEast
     -    NorthEast

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

     The target market for our current products is concentrated within several industry experts such as Corning, Inc., JDS Uniphase Corporation and Alcatel Optronics. The lens and standard collimator are used in free space applications where coupling to an optical fiber is required. We are developing these initial products into families of products as variations are made to meet specific customer requirements. Our focus will be on the standard collimator as we believe that the standard collimator will replace the collimating lens in many applications.

     Since many of our targeted customers currently assemble their own collimators, our sales approach will be to highlight the standard collimator price/performance ratio (value) and compare that to the customer's internal costs plus their lost opportunity cost. During fiscal 2001, our large beam collimator was selected as the primary customized collimator built specifically for Corning's PurePath(TM) Wavelength Selective Switch. This product utilizes both a GRADIUM lens and a standard collimator which takes advantage of the unique properties of both components.

     Telecom product sales for fiscal years 2002, 2001, and 2000 were approximately $8.3 million, $21.1 million, and $1.5 million, respectively, primarily generated by targeting our sales efforts on collimators and isolators, entry level products currently used by the telecommunications industry. Our major telecom customers in fiscal 2002, 2001 and 2000 included Finisar Corp., Agere Systems, Inc., Lucent, Inc., Corning, Inc. and JDS Uniphase Corporation.

     Our   marketing   plan  for   isolators   targets   niche  players  in  the
telecom/datacom markets with high volume potential for the next decade. Specifically, we are focusing on the following market segments: (i) WDM long-haul system manufacturers, (ii) cable television carrier system manufacturers, (iii) "metro loop" system manufacturers, and (iv) Fiber Channel/Gigabit Ethernet system manufacturers. The largest isolator customers were Finisar Corp. with sales of approximately $2.4 million in fiscal 2002, and Agere Systems, Inc. ("Agere") (formerly the Microelectronics division of Lucent Technologies Inc.) with sales of $11.4 million and $900,000 in fiscal 2001 and 2000, respectively. These customers represent two platforms: free space isolators and a low-cost isolator platform to be used in the metro access markets.

     Our marketing plan for molded aspheres targets the asphere lenses used with DFB lasers and tunable lasers, major customers being Alcatel and other telecom companies. In addition, we are focusing on several high volume non-telecom opportunities in defense, medical devices, other laser applications as well as data storage.

     In addition to our telecom products business, we are planning to provide modules where several of our components are integrated with automation to provide a subassembly to the customer. We have introduced a number of modules which will combine two or more of our current components, such as the isolator and molded aspheres, into a subassembly. During fiscal 2002 we began to expand

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


modules offerings and to automate the manufacturing of modules to take advantage of low cost assembly. Current passive optical modules include the OASIS(TM) and Vectra(TM) collimator arrays. We believe these modules have the potential to provide higher gross profit margins than the individual components. We are also addressing our customers DWDM needs by focusing our development team efforts on a "micro-collimator" assembly to target numerous requests for manufacturing services related to collimating packages. Our micro lens array has application in optical switching, waveguide coupling and fiber array coupling. Generally, inquiries for these products have been coming from producers of next generation switches, MEMS and other optical devices requesting assistance with packaging and volume production.

     STRATEGIC ALLIANCES

     WDM MODEL AND DWDM PROTOTYPES

     Since fiscal 1997, we have entered into strategic alliances with other companies in an effort to quickly enter into the optoelectronics markets. For example, we currently own approximately 13% of the preferred and common shares outstanding of LightChip. LightChip successfully demonstrated a WDM model and DWDM prototypes with product sales beginning in calendar 2001. We licensed the use of GRADIUM glass, as well as any newly developed intellectual property, in the field of fiber-optic communication systems, components and devices to LightChip. We have retained the rights to the specific areas of fiber collimators, isolators, amplifiers, circulators, couplers, splitters and fiber-optic switches.

     SWITCHES

     In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. In August 2000 we introduced the LP1600 opto-mechanical switch. The LP1600 is a 1xN optical switch, which is designed to route one incoming fiber into one-of-many output fibers. The current design allows customers to select custom configurations of 4 to 24 output channels. The Company planned to manufacture the LP1600, for which patent applications have been filed, at its Albuquerque location. Due to the current economic environment we elected to suspend expenditures required to launch this product in fiscal 2002.

     TRADE SHOWS

     We have displayed our product line additions and enhancements at various trade shows each year. During the third quarter of fiscal 2002, the Company announced five new products designed for use in both long-haul and metropolitan area (metro) networks which we displayed at the March 2002 Optical Fiber
Communication Conference ("OFC") held in Anaheim, California. These five new products are examples of how we believe LightPath can provide added value to our customers. Each one utilizes advanced manufacturing technology to `build-in' much of the optical alignment work that was formerly performed by the customer. They also underscore LightPath's strategic directive of broadening our base of innovative optical components and assemblies by combining application specific engineering with automated manufacturing. These shows provide an opportunity for us to meet with potential customers, distribute information and samples of our products and to discuss test results from samples previously sent.

TRADITIONAL OPTICS

     Prior to our IPO in 1996, our resources had been applied primarily to research and development; consequently, LightPath and GRADIUM glass were not introduced to the commercial market. Promotion of our products through the Internet, trade advertising in industrial magazines and participation in numerous domestic and foreign trade shows increased interest and awareness of our products, resulting in additional lens sales. Traditional optics lens sales for fiscal years 2002, 2001 and 2000 were approximately $4.2 million, $5.1 million and $768,000, respectively. The growth in 2001 was primarily due to the

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


acquisition of Geltech's traditional optics business in September 2000, which accounted for $4 million of traditional optics sales in fiscal 2001. Asphere products are used in data storage and by manufacturers of medical equipment. Lens sales are primarily due to sales of lenses for laser and wafer chip inspection markets. Our sales efforts in targeting laser applications, an area where GRADIUM lenses increase the quality of YAG laser beams and reduce the focal spot size, has received market acceptance. Our primary customers in fiscal 2002, 2001 and 2000 included Presstek, Coherent, Gerhard Franck Optronik GmBH and Permanova Laser Systems AB.

     INDUSTRIAL AND OPTOELECTRONIC DISTRIBUTORS IN FOREIGN COUNTRIES

     We have formalized relationships with eight industrial and optoelectronic distributors located in foreign countries. Because the optics industry is highly fragmented, we utilize distributors and the Internet as vehicles for broader promotion of GRADIUM glass products. Our Internet web site (www.lightpath.com) is one source of information on GRADIUM glass, and potential customers can view products from our catalog. We have placed, and will continue to place, print media advertisements in various trade magazines and will participate in selected domestic and foreign trade shows. We have developed a network of selected independent optical engineering firms to promote the sale of GRADIUM glass products. Presently, eight optical engineering firms provide such optical design services and support.

     PROMOTIONAL AND EDUCATION ACTIVITIES FOR OPTICAL DESIGNERS

     As part of our marketing strategy, we have provided promotional and educational activities concerning GRADIUM glass and its properties, intended to familiarize and educate optical engineers from numerous, high performance optics markets. We presently have six standard profiles of GRADIUM glass that engineers can use for product design, and we will continue to develop more profiles as required. Our existing GRADIUM glass profiles are compatible with established software design programs utilized by optical designers, enabling designers to integrate GRADIUM glass into their designs. While this enables designers to incorporate GRADIUM glass into their existing product design, we must increase familiarity with GRADIUM glass so that designers will be more likely to incorporate GRADIUM glass in their original designs. If a standard GRADIUM glass profile is not suited for a specific design, we have the capability to create a custom GRADIUM glass profile for the customer. Our objective is to educate optical designers, through the distribution of materials, about the potential of GRADIUM glass to provide them with additional flexibility and design freedom to create optical products more efficiently and with enhanced performance.

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

     COLLIMATORS AND MOLDED ASPHERES

     There are currently only a handful of direct competitors for our collimating lenses and standard collimator. Nippon Sheet Glass currently supplies the majority of collimator lenses. The collimator lens is a separate business from Nippon Sheet Glass's primary product, automotive glass. Our standard collimator competes against existing collimator assemblies, which are produced by Casix(acquired by JDS Uniphase), DiCon Fiberoptics, Samsung Electronics, Wave Optics and Oz Optics. There are also a number of companies that assemble their own collimators, such as Lucent, and JDS Uniphase. These competitors have greater financial, manufacturing, marketing and other resources

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


than LightPath. We are aware of current research projects that integrate optical technologies, such as existing planar waveguide structures, which have the potential to replace some of the current collimator applications. We believe that many of these products currently have limitations which have made their wide spread usage unfeasible, thereby reducing the likelihood that they will replace current collimator applications in the immediate future.

     We compete with Hoya Corporation and Asahi Corporation in the molded asphere lens market. In addition, for lower performance driven applications, Geltech competes with manufacturers of plastic aspheres.

     ISOLATORS

     We compete with a few specific players in the isolator segment of the WDM components market. These include Namiki, TDK, Tokin, Kyocera, Sumitomo and Kaifa Technology (acquired by E-TEK/JDS Uniphase). Our strategy does not involve direct competition with the "catalog" offerings of these companies; rather, we focus our efforts on designing and manufacturing specialty and hybrid components according to particular OEM specifications by delivering flexible and novel packaging solutions achieved by our automated platform.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


MANUFACTURING

     COLLIMATORS AND GRADIUM

     LightPath has full scale commercial manufacturing operations in its Albuquerque, New Mexico facilities, totaling 30,300 square feet including a 5,000 square foot clean room that houses our manufacturing stations. Each station includes laser fusion and housing equipment and an automated testing process. We currently have two laser polishing stations in operation. With this equipment, we believe our facilities can meet the capacity requirements of our planned telecom products for several years. Due to manufacturing techniques we have developed, we believe our costs to produce the standard collimator will be less than the traditional industry manufacturing costs.

     In April 1996, we built out our lens manufacturing plant for traditional optics. We believe that the present manufacturing facility can produce in excess of 2 million lens blanks per year depending on product size and mix. However, in the fourth quarter of fiscal 2002 we sold our larger, more sophisticated furnaces, milling machines and metrology equipment to Hikari Glass Co., Ltd. of Japan (a 40% owned subsidiary of Nikon) ("Hikari") as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute to their own customers.

     Much of our product qualification is performed in-house. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet BellCore Testing requirements. Our engineering departments have full design and CAD/CAM technical support. The implementation of Statistical Process Controls has allowed us to eliminate costly manual testing operations. We believe the ability to maintain consistently high quality at the manufacturing stage represents a significant and distinctive characteristic of our production capabilities. Quality control will be critical to our ability to bring telecommunication products to market as the customers demand rigorous testing prior to purchasing a product.

     During the fourth quarter of fiscal 2002, the Company announced plans to relocate the collimator and GRADIUM glass manufacturing operations from Albuquerque to Orlando by September 30, 2002. We intend to move a portion of our manufacturing and product qualification equipment to this facility. We wrote down underutilized assets at June 30, 2002 and these assets will be disposed of during fiscal 2003. We will attempt to sublet any leases which do not expire in fiscal 2003.

     SUBCONTRACTORS; STRATEGIC ALLIANCES

     We believe that low cost manufacturing will be crucial to our long-term success. We presently use subcontractors for finishing lenses, including the collimator lens, and intend to continue to do so. We have the internal capability to finish prototype lenses and small volume orders. We have qualified and licensed numerous finishers to fabricate lenses, several of which are located in Asia. Qualification of additional offshore finishers to augment our strategy of maximizing cost efficiencies will continue to be a top manufacturing priority while the assembly and alignment of collimators will be done with automation at our manufacturing facilities.

     We entered into a 1997 strategic alliance with Hikari as a possible second source for GRADIUM glass production, as a possible source for high-volume blank production, to increase the presence of GRADIUM glass in Hikari's established Asian markets and to develop a continuous flow manufacturing process, currently used by Hikari for high-end optical lenses. In February 2000, Hikari announced that they intended to spend $5 million to purchase equipment necessary to build out a second facility for GRADIUM glass materials and other products. During the fourth quarter of fiscal 2002 these old agreements were cancelled and a new licensing arrangement was executed, whereby Hikari will manufacture GRADIUM glass for LightPath as well as Hikari customers throughout Asia.

     We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


     SUPPLIERS

     Base optical materials, used in both optoelectronic and traditional optic products, are manufactured and supplied by a number of major manufacturers, such as Hikari, Schott Glaswerke and Hoya Corporation. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers, such as Corning. We believe that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

     ISOLATORS

     Our isolator manufacturing lines are housed in approximately 5,000 square-feet of clean room space (certified Class 10,000) within the Walnut, California facility. The manufacturing lab contains dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. A tool and die operation, including EDM capability, is located in a separate shop and assembly area. The shop supports product design and automation efforts including metrology and inspection, part prototype fabrication for proof of concept, and machine building from prototype to production line. The primary benefits of our approach to manufacturing are (i) reduced costs as a result of higher yields and throughput, and (ii) product consistency as a result of eliminating manual labor. We believe we are the only manufacturer of free-space isolators currently using automated manufacturing. The Walnut facility has similar product qualification processes and equipment as the Albuquerque facility.

     SUPPLIERS

     We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied primarily by Corning and is marketed as Polarcor(TM). To date, we have been able to acquire an ample supply of polarizing glass. Garnet and other crystals used in our isolator products are provided by a number of vendors, including Casix, Sumitomo and TDK. Available quantities and adequate pricing of garnet has not proven problematic. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard.

     We rely on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain products require external processing such as brazing and metalization. To date, we have found a suitable number of qualified vendors in the Southern California market.

     MOLDED ASPHERES

     Our manufacturing lines for molded aspheres are housed in a new 41,000 square feet, production facility in Orlando, Florida which we moved into in the second quarter of fiscal 2002. This space was designed to accommodate current and future growth needs in Orlando. The new facility features extensive clean room operations, expanded tooling and coating work areas, and expanded areas for the production of micro-lens arrays and passive integrated assemblies. The new production facility will also emphasize automation in all phases of manufacturing. The new facility is expected to provide Geltech with the platform to significantly reduce costs through process improvements and automation, and provide the capacity needed for the fulfillment of high volume opportunities. The facility includes extensive research and development labs featuring state-of-the-art equipment and metrology. The manufacturing plants include lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The Orlando plant features an extensive tooling and machine shop, developed for the fabrication of proprietary press workstations, and advanced mold development.

     During the fourth  quarter of fiscal 2002, the Company  announced  plans to
relocate  the  collimator  and  GRADIUM  glass  manufacturing   operations  from
Albuquerque to Orlando by September 30, 2002.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


     SUPPLIERS

     We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. One such glass is a proprietary glass composition licensed from and manufactured by Corning Inc. Corning Inc. is currently the sole source for this glass composition. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard. Suppliers and second sources of other glass compositions are readily available.

     We also rely on local and regional vendors for component materials and services such as chemicals and inert gases, specialty ceramics, UV coatings and other specialty coatings. To date, we have found a suitable number of qualified vendors for these materials and services.

PATENTS AND OTHER PROPRIETARY INTELLECTUAL PROPERTY

     Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. As of June 2002, LightPath and its subsidiaries have fifty-six issued U.S. patents, thirty-three foreign patents and have filed numerous applications for additional U.S. and foreign patents. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, production processes, sol-gel processing, product design, fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expires in 2006; the remainder expire at various times through 2019. Patent applications corresponding to our U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

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

     Further, there can be no assurance that others have not independently developed or will not independently develop and patent similar or superior products and technologies, duplicate any of our products or technologies or design around our patents. There can be no assurance that patents issued to others will not adversely affect the development or commercialization of our products or technologies. We do not have an insurance policy for patent infringement liability coverage for costs or damages relating to claims of infringement. We could incur substantial costs in defending suits brought against us, or any of our licensees, or in suits in which we may assert that our patent or patents provide us with rights against others or in suits contesting the validity of a patent. Any such proceedings could be protracted. In addition, there can be no assurance that we would be successful in defending our patent rights in any future infringement action. If the outcome of any such litigation is adverse to our interests, our business may be materially adversely affected.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


     We do not believe that any of our products or processes infringe any U.S. or foreign patent rights of any other party. There can be no assurance, however, that our products or processes do not infringe on a United States or foreign patent, or patent application. Patent applications in the United States are maintained in secrecy until the patent is issued. We could incur substantial costs in defending ourself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability for us to make, use, distribute and sell products.

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

     Horizon uses a low-emission spray booth for the application of certain solvents and adhesives in its manufacturing process. Horizon maintains a permit for its spray booth through its local air quality management district and believes it is in full compliance with all applicable regulations. Geltech utilizes certain chemicals and solvents in its manufacturing process. Geltech maintains all necessary permits and believes it is in full compliance with all applicable regulations

     There are currently no federal, state or local regulations that restrict the manufacturing and distribution of our telecom products or other products. Certain end-user applications will require that the complete optical systems receive government approval, such as U.S. Trade and Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be responsible for the license and approval process.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

     The majority of present development efforts are focused on the standard collimator assembly and integrated modules. Our acquired businesses continue their efforts in the area of isolators and next generation optical subassemblies, waveguides, lens arrays and sub-assembly technologies. We incurred expenditures for research and development during the years ended June 30, 2002, 2001 and 2000 of $7,095,649, $7,089,931 and $1,449,347, respectively.
In addition, during fiscal 2001and fiscal 2000, $9.1 million and $4.2 million of in-process research and developments costs were expensed related to the acquisitions of Geltech and Horizon, respectively. We currently plan to expend approximately $3.6 million for research and development during fiscal 2003, which could vary depending upon the progress of projects currently in the proof of concept stage.

EMPLOYEES

     We currently have 167 full-time employees in California, New Mexico, Texas, Florida and New Jersey. We expect to terminate approximately 67 employees in the first quarter of fiscal 2003 as part of the consolidation we announced in June 2002. Any employee additions or terminations over the next twelve months, primarily consisting of manufacturing personnel, will be dependent upon the actual sales levels realized during fiscal 2003. Twenty-two of our present employees are engaged in management, administrative and clerical functions, twenty-one in research and product development, nineteen in equipment automation, eleven in sales and marketing and ninety-four are in production and metrology. We intend to continue our current practice of utilizing outside consultants, where appropriate, in addition to hiring full-time personnel. None of our employees are represented by labor unions.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE READ BY YOU TOGETHER WITH THE MORE DETAILED INFORMATION INCLUDED AT OTHER SECTIONS OF THE FORM 10-K. OUR FISCAL YEAR ENDS ON JUNE 30 AND REFERENCES TO YEARS IN THE FORM 10K REFER TO OUR FISCAL YEAR ENDED AS OF JUNE 30 OF THE REFERENCED CALENDAR YEAR.

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR LOSSES.

We have incurred net losses of $50.7 million and $60.8 million for the fiscal years ended June 30, 2002 and 2001, respectively and we had an accumulated deficit of $156 million as of June 30, 2002 . During our fiscal year ending June 30, 2002 we experienced reduced revenues due to the unanticipated widespread softening of the U.S. economy and the telecommunications industry in particular. We experienced order cancellations and extensions of product shipment dates by our customers who adjusted their inventory levels in response to slower industry growth. These cancellations and extensions adversely impacted our revenues and could result in higher inventory levels than required to support our sales levels. These conditions may significantly delay, and could prevent, our ability to achieve profitability. We expect to continue to incur significant product development, sales and marketing and administrative expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

WE FACE ORDER CANCELLATIONS AND EXTENSIONS OF PRODUCT SHIPMENT DATES BY SOME OF OUR CUSTOMERS.

Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. We have recently experienced order cancellations and extensions of product shipment dates by some of our customers. If these or other current customers stop placing orders, or further reduce orders, we may not be able to replace these orders with orders from new customers. The majority of our current customers do not have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers or further reductions in sales to these customers would reduce our net revenues from the levels currently expected.

WE HAVE ANNOUNCED PLANS TO CONSOLIDATE FACILITIES

In June 2002 we announced plans to consolidate our collimator and other lens production at our Orlando facility and close our Albuquerque facilities. The widespread softening of the U.S. economy and the telecommunications industry in particular has required us to lower our manufacturing and administrative costs and eliminate underutilized capacity. There can be no assurances that we will be able to retain the key employees due to relocation. We have limited experience with consolidating businesses within our organization. Our efforts may not be successful and may result in unanticipated operational problems, expenses and liabilities, and our business may suffer as a result of diversion of management attention due to the consolidation. If we are unable to consolidate these product lines within our organization in a timely and effective manner, our business and our operating results will be adversely affected.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

OUR PRODUCTS ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT ACHIEVE MARKET ACCEPTANCE.

Many of our telecommunications products are still in the introductory phase, and our current line of GRADIUM products, and other traditional optics, have not generated sufficient revenues to sustain operations. While we believe our existing products are commercially viable, we anticipate the need to educate the optical components market in order to generate market demand and market feedback may require us to further refine these products. Development of additional product lines will require significant further research, development, testing and marketing prior to commercialization. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

OUR PRODUCTS HAVE NOT BEEN DEMONSTRATED TO BE COMMERCIALLY SUCCESSFUL.

Our collimator products have not yet achieved broad commercial acceptance, our isolator sales first entered the commercial production phase in April 2000 with one significant customer and our molded aspheres telecom applications are new. Although we are engaged in negotiations and discussions with potential customers, there can be no assurance that any such discussions will lead to development of commercially viable products or significant revenues, if any, or that any products currently existing or to be developed in the future will attain sufficient market acceptance to generate significant revenues. We must also satisfy industry-standard Telcordia testing on telecommunication products to meet customer requirements, as well as satisfy prospective customers that we will be able to meet their demand for quantities of products, since we may be the sole supplier and licensor. We do not have experience as a manufacturer for all our product lines and have limited financial resources. We may be unable to accomplish any one or more of the foregoing to the extent necessary to develop market acceptance of our products.

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

WE DEPEND ON A FEW KEY CUSTOMERS.

In the fiscal year ended June 30, 2002, Finisar Corp. accounted for 24% of our net revenue. In the fiscal year ended June 30, 2001 Agere Systems, Inc., Corning Inc. and JDS Uniphase accounted for 44%, 7.4%, and 5.2% of our net revenues, respectively. We anticipate that our operating results will continue to depend on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, could adversely affect our revenues.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

THE OPTICAL NETWORKING MARKET IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS.

The optical networking market is relatively new and is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

     -    maintaining and enhancing our relationships with our customers;
     - the education of potential end-user customers and network service providers about the benefits of optical networks; and
     - our ability to accurately predict and develop our products to meet industry standards.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

We anticipate that in the future, as part of our business strategy, we may continue to make strategic acquisitions of complementary companies, products or technologies. In the event of any further future acquisitions, we could:

     - issue stock that would dilute our current stockholders' percentage ownership;
     -    incur debt;
     -    assume liabilities; or
     - incur expenses related to in-process research and development, and amortization of intangible assets.

Any future acquisitions also could involve numerous risks, including:

     - problems associated with combining the acquired operations, technologies or products;
     -    unanticipated costs or liabilities;
     -    diversion of management's attention from our core business;
     - adverse effects on existing business relationships with suppliers and customers;
     - risks associated with entering markets in which we have no or limited prior experience; and
     - potential loss of key employees, particularly those of the acquired businesses.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

OUR PRODUCTS MAY CONTAIN UNKNOWN DEFECTS.

Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products often are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

     -    loss of customers;
     -    damage to our brand reputation;
     -    failure to attract new customers or achieve market acceptance;
     -    diversion of development and engineering resources; and
     -    legal actions by our customers or third parties.

The occurrence of any one or more of the foregoing factors could cause our net revenues to decline or otherwise have an adverse effect on our business.

WE FACE PRODUCT LIABILITY RISKS.

The sale of our optical products will involve the inherent risk of product liability claims by others. We do not currently maintain product liability insurance coverage. Product liability insurance is expensive, subject to various coverage exclusions and may not be obtainable on terms acceptable to us if we decide to procure such insurance in the future. Moreover, the amount and scope of any coverage may be inadequate to protect us in the event that a product liability claim is successfully asserted.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY.

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our senior officers. We also depend upon our ability to attract additional members to our management and operations teams to support our expansion strategy. The loss of any of these key employees would adversely affect our business. We had approximately 167 full-time employees on June 30, 2002. Although we have reduced our workforce by approximately 133 people during the last fiscal year, we expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

WE HAVE LIMITED PRODUCT OFFERINGS, SOME OF WHICH ARE CURRENTLY EXPERIENCING A DECLINE IN DEMAND.

We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the fiscal year ended June 30, 2002, we derived approximately 35%, 14.5%, 17.2% and 33.3% of our net revenues from our isolators, collimators, molded aspheric lenses and traditional optics products, respectively. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical component and module products has declined as a result of the recent slowdown in the U.S. economy and we continue to experience order cancellations and delays in product shipment dates by our customers. Aside from the current slowdown in the telecommunications industry, continued and widespread market acceptance of our products is critical to our future success. We cannot assure you that, once the telecommunication industry conditions improve, our current products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations.

WE MUST ACCURATELY TIME OUR MANUFACTURING CAPACITY WITH THE DEMAND FOR OUR PRODUCTS.

We face a challenge in accurately timing the installation of our manufacturing capacity with the demand for our products. Throughout fiscal 2001 we expanded our manufacturing capacity through the expansion of facilities and the hiring of employees and through the acquisition of Geltech. At June 30, 2002, we had a total of 167 full-time employees, down from 300 employees at June 30, 2001. As a result of the recent, and sudden, order cancellations and extensions of product shipment dates by our customers, we are slowing the rate of production of some of our products. We have announced that we intend to terminate 67 additional employees by December 2002 as we consolidate our facilities. We also may curtail efforts to install new equipment in our facilities until market conditions improve. We believe this approach will allow us to quickly ramp up production if unit demand for our products merits. However, if demand for our products continues to decline, we may have more employees and facility space than necessary to deliver our products, which would adversely impact our ability to achieve profitability, and could require us to further reduce the size of our operations.

Despite our recent announcement of plans to consolidate our business, we still face challenges as a result of our rapid expansion over the past few fiscal years. The increase in employees as a result of our acquisitions and the growth in our operations, combined with the challenges of managing geographically-dispersed operations, have placed, and will continue to place, a significant strain on our management systems and resources. We expect that we

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force. The failure to effectively manage our recent growth and to accurately time any future growth with market demand for our products could adversely impact our ability to manufacture and sell our products, which could reduce our revenues.

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

CURRENT AND PENDING LITIGATION MAY ADVERSELY IMPACT OPERATING RESULTS.

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the "Court"). In this action, the Company sought a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on March 31, 2001 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The final Settlement Agreement of this lawsuit requires the Company to pay $0.40 per Class E share. The Settlement Agreement permits Class E shareholders to elect not to participate in the settlement and thus will not be binding on any Class E shareholders who so elect. Approximately 12% of the former Class E shareholders elected not to participate in the settlement. Based on the above, the Company estimates the total cost of the Settlement Agreement at $1.5 million, which will be distributed during the first quarter of fiscal 2003.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the "Texas Action"). Plaintiffs in the Texas Action have made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and seek damages based upon those allegations. Management believes the allegations underlying the Texas litigation are without merit, however, we are unable to predict the outcome of this litigation at this time.

The Company may from time to time become involved in other lawsuits and legal proceedings. Litigation is subject to inherent uncertainties, and an adverse result in any such matters that may arise from time to time may adversely impact our operating results or financial condition. Additionally, any litigation to which we are subject could require significant involvement of our senior management and may divert management's attention from our business and operations.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL SALES.

For the fiscal year ended June 30, 2002, approximately 14% of our net revenues were from sales to international customers. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following:

     - greater difficulty in accounts receivable collection and longer collection periods;
     -    the impact of recessions in economies outside the United States;
     -    unexpected changes in regulatory requirements;
     - sudden and unexpected reductions in demand in particular countries in response to exchange rate fluctuations;
     -    certification requirements;
     -    reduced protection for intellectual property rights in some countries;
     -    potentially adverse tax consequences; and
     -    political and economic instability.

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

OUR STOCK PRICE IS VOLATILE.

Broad market fluctuations or fluctuations in our operations may adversely affect the market price of our Common Stock. The market for our Common Stock is volatile. The trading price of our Common Stock has been and will continue to be subject to:

     - volatility in the trading markets generally and in our particular market segment;
     -    limited trading of our common stock;
     - significant fluctuations in response to quarterly variations in operating results;
     - announcements regarding our business or the business of our customers or competitors;
     -    changes in prices of our or our competitors' products and services;
     -    changes in product mix;
     -    changes in revenue and revenue growth rates; and
     -    other events or factors.

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

DECLARATION OF DIVIDENDS TO SHAREHOLDERS IN THE FORESEEABLE FUTURE IS UNLIKELY.

Our Board has never declared a dividend on our Common Stock. We do not anticipate paying dividends on the Common Stock in the foreseeable future. It is anticipated that earnings, if any, will be reinvested in the expansion of our business.

POTENTIAL INFLUENCE OF EXISTING MANAGEMENT AND PRINCIPAL SHAREHOLDERS.

If our management and shareholders act in concert, disposition of matters submitted to shareholders or the election of the entire Board of Directors may be hindered. We estimate that management and our principal shareholders beneficially owned approximately XX% of the aggregate Common Stock outstanding as of August 1, 2002.

SOME PROVISIONS IN OUR CHARTER DOCUMENTS AND BYLAWS MAY HAVE ANTI-TAKEOVER EFFECTS.

Our Certificate of Incorporation and Bylaws contain some provisions that could have the effect of discouraging a prospective acquirer from making a tender offer for our commons stock, or which may otherwise delay, defer or prevent a change in control.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


OUR WARRANTS AND OPTIONS MAY AFFECT OUR FUTURE FINANCING.

The existence of our outstanding options or warrants may adversely affect the terms on which we can obtain additional financing. As of June 30, 2002 there were outstanding:

     - warrants issued in private placement and other transactions pursuant to which 299,300 shares of Common Stock are issuable; and
     - outstanding options to purchase an aggregate of 4,518,412 shares of Common Stock.

In addition, approximately 386,000 shares of Common Stock were reserved as of June 30, 2002 for issuance pursuant to future grants to be made under the Omnibus Incentive Plan and Directors Stock Incentive Plan.

For the life of such options and warrants, the holders will have the opportunity to profit from a rise in the price of the underlying common stock, with a resulting dilution in the interest of other holders of common stock upon exercise or conversion. Further, the option and warrant holders can be expected to exercise their options and warrants at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued common stock on terms more favorable to us than those provided by such options or warrants.

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

WE MUST MAINTAIN COMPLIANCE WITH CERTAIN CRITERIA IN ORDER TO MAINTAIN LISTING OF OUR SHARES ON THE NASDAQ MARKET.

The Company's Common Stock is currently traded on the Nasdaq National Market. Failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in our securities being delisted from the Nasdaq National Market. Our Common stock has recently traded below the $1.00 per share minimum price requirement, which would subject our Common Stock to delisting. If delisted from the Nasdaq National Market, our securities may be eligible for trading on the Nasdaq SmallCap Market, the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that our securities will be eligible for trading on any alternative exchanges or markets. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price and difficulty in obtaining future financing.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. We carry only a limited amount of business

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities may be subject to electrical blackouts as a consequence of a shortage of available electrical power. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Any losses or damages incurred by us as a result of blackouts or other business interruptions could impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

WE MAY NEED ADDITIONAL FUTURE FINANCING IN ORDER TO FUND OUR OPERATIONS AND PLANS FOR GROWTH.

While the Company continues to take actions to reduce cash used from operations, there can be no assurance that the Company will generate sufficient revenues to fund its future operations and growth strategies. We may need to obtain additional financing in the future. We do not have any commitments from others to provide additional financing in the future and there can be no assurance that any such additional financing will be available if needed or, if available, will be on terms favorable to us. In the event such needed financing is not obtained, our operations will be materially adversely affected and we could be forced to cease or substantially reduce operations. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve restrictive covenants.

OUR BUSINESS DEPENDS UPON THE EFFORTS OF THIRD PARTIES.

Our strategy for the research, development and commercialization of certain products entails entering into various arrangements with corporate partners, OEMs, licensees and others in order to generate product sales, license fees, royalties and other funds adequate for product development. We may also rely on our collaborative partners to conduct research efforts, product testing and to manufacture and market certain of our products. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can also be no assurance that we will be successful in establishing any such collaborative arrangements or that, if established, the parties to such arrangements will assist us in commercializing products. We have a non-exclusive agreement with a catalog company to distribute certain of our products. We have formalized relationships with eight foreign distributors to create markets for GRADIUM in their respective countries. There can be no assurance that these parties, or any future partners, will perform their obligations as expected or that any revenue will be derived from such arrangements.

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

IF WE DO NOT ACCURATELY PROJECT DEMAND FOR OUR PRODUCTS, WE WILL HAVE EXCESS MANUFACTURING CAPACITY OR INSUFFICIENT MANUFACTURING CAPACITY.

We currently manufacture substantially all of our products in our facilities located in Albuquerque, New Mexico, Walnut, California and Orlando, Florida. Based on the sudden change in U.S. economic conditions, we realized lower demand for our products in fiscal 2002 and we now expect only modest improvement in fiscal 2003. We intend to operate at lower production output during fiscal 2003 while retaining flexibility to meet demand if it should increase in the near future. Although we eliminated significant amounts of excess manufacturing capacity in fiscal 2002, we expect that the production slowdown may continue to negatively impact our gross margins during fiscal 2003. If we fail to accurately coordinate our production capacity and output with demand for our products in the future, we may have excess capacity or insufficient capacity, either of which may seriously harm our results of operations.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure that our patent applications will be approved, that any patents that we may issue will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES AND LITIGATION.

We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to products similar to ours. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

     - stop selling, incorporating or using our products that use the disputed intellectual property;
     - obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or
     -    redesign our products that use the disputed intellectual property.

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

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE.

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We can provide no assurance that third-party licenses will be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


ITEM 2. DESCRIPTION OF PROPERTY

     We lease our headquarters, a manufacturing facility, a development office and an engineering office, in Albuquerque, New Mexico. The leases are generally five year leases with renewal options which currently are scheduled to expire from November 2002 through April 2005. The leased space houses all of our operations, including research, product design and development, production and all administrative operations. The 13,300, 17,000, 7,000 and 3,500 square foot facilities are located in a business and research park. We are obligated to make monthly rental payments of approximately $25,000. Due to our announced consolidation of New Mexico facilities to Florida, we will not renew two of the leases for 16,800 square feet which expire in November 2002 or the 17,000 square feet lease obligation which expires in March 2003. We will attempt to sublet the remaining 7,000 square feet which expires in December 2003.

     We leased an 11,500 square foot facility for office and research and development in Warren, New Jersey which we closed in fiscal 2002. We are obligated to make monthly rental payments of approximately $19,000 until May 2005. As of September 2002, the Company assigned this lease but we remain currently obligated to make monthly payments of approximately $2,500 until May 2005.

     We lease a 10,200 square foot facility in Walnut, California. The leased space houses all of the isolator operations, including office, manufacturing and development space. We are obligated to make monthly rental payments of approximately $7,000 until October 2003.

     During fiscal 2002, we expanded our Florida manufacturing site to 41,000 square feet facility which will contains a 9,000 square foot clean room. In addition, the collimator manufacturing and development group from New Mexico will be relocating to this facility during the first quarter of fiscal 2003. Lease terms on the new facility call for monthly rental payments of approximately $45,000 until October 2008. We will continue to try and sublease excess space to a third party until needed for expansion.

ITEM 3. LEGAL PROCEEDINGS

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on March 31, 2001 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive either $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement and ruled on February 2, 2001, that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In December 2001, the Company agreed to proceed with the settlement to include a provision that each former E shareholder has the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares of Class E Common Stock will participate in the settlement whereas approximately 0.5 million shares opted out of the settlement. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1.5 million has been accrued as of June 30, 2002.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in a mediation proceeding relating to the Texas Action on October 23, 2001. During fiscal 2002, the Company incurred and expensed legal fees associated with these claims of approximately $0.7 million, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of June 30, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Class A Common Stock was quoted on the Nasdaq SmallCap Market system under the symbol "LPTHA" continuously from February 22, 1996 until July 12, 2000, when our Class A Common Stock moved to the Nasdaq National Market System under the symbol "LPTH". We estimate there were approximately 300 holders of record and approximately 19,000 beneficial holders of the Class A Common Stock on August 19, 2002. We have not paid cash dividends in the past and we do not intend to pay dividends in the foreseeable future. Declaration of dividends will be at the discretion of the Board of Directors.

     The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted. The quotation information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   Class A
     Fiscal Year Ended                          Common  Stock
                                              High          Low
                                             ------        ------
     June 30, 2002
     -------------
     Quarter ended September 30, 2001        $ 8.39        $ 1.78
     Quarter ended December 31, 2001         $ 4.50        $ 1.92
     Quarter ended March 31, 2002            $ 3.98        $ 1.36
     Quarter ended June 30, 2002             $ 2.11        $ 0.83

     June 30, 2001
     -------------
     Quarter ended September 30, 2000        $57.94        $26.50
     Quarter ended December 31, 2000         $48.00        $10.56
     Quarter ended March 31, 2001            $27.44        $10.25
     Quarter ended June 30, 2001             $19.00        $ 6.65

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


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

     On January 11, 2000, we called all of our outstanding Class A Warrants for redemption on February 10, 2000 at the redemption price of $.05 per Class A Warrant. Each Class A Warrant was exercisable at a price of $6.50 for one share of Class A Common Stock and one Class B Warrant. As of March 31, 2000
substantially all of the outstanding 2.7 million Class A Warrants and approximately 2 million Class B Warrants were exercised for net proceeds of approximately $33 million. On May 15, 2000 we called all of our outstanding Class B warrants for redemption on June 13, 2000 at the redemption price of $.05 per Class B Warrant. Each Class B Warrant was exercisable at a price of $8.75 for one share of Class A Common Stock. As of June 30, 2000 substantially all of the outstanding Class B Warrants were exercised resulting in the issuance of approximately 2.8 million shares of Class A Common Stock and net proceeds of approximately $23.5 million were received.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     LightPath  is providing  the  following  information  to assist you in your
financial  analysis  of  the  Company.   The  table  below  represents  selected
historical consolidated statement of operations and balance sheet data of LightPath Technologies, Inc. and subsidiaries. The selected financial data set forth below for the years ended June 30, 1998 through 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements of LightPath Technologies, Inc. and subsidiaries.

     This information is only a summary. You should read it in conjunction with LightPath's historical consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

In 000's except per share data                                  Fiscal Year ended June 30
-----------------------------------------------------------------------------------------------------------
                                                 2002         2001         2000         1999         1998
                                              ---------    ---------    ---------    ---------    ---------
Total Revenues                                $  12,507    $  26,143    $   2,266    $   1,086    $     758
Cost of Sales                                    15,157       15,284        1,310          409          290
Operating Loss                                  (51,582)     (63,126)     (16,198)      (2,857)      (3,553)
Net loss applicable to common
shareholders                                  $ (50,745)   $ (60,853)   $ (17,842)   $  (3,817)   $  (6,030)
                                              =========    =========    =========    =========    =========

Basic & Diluted Net Loss per share            $   (2.56)   $   (3.19)   $   (1.86)   $   (0.89)   $   (2.00)
                                              =========    =========    =========    =========    =========
Number of shares used in per share
calculations                                     19,807       19,064        9,587        4,271        3,011
                                              =========    =========    =========    =========    =========
As of June 30,
Total Assets                                  $  36,977    $  84,290    $ 100,713    $   3,136    $   6,308
Working Capital                                  14,138       35,375       59,129        1,001        4,561
Redeemable Preferred Stock                           --        1,417        1,601        2,399        5,452
Redeemable Preferred Stock and
Stockholders' Equity                          $  32,442    $  78,024    $  98,298    $   2,708    $   4,895

Notes: LightPath has not declared any dividends during the periods presented. No dividend payments are expected in the foreseeable future.

     The Company's operating loss during fiscal 2002 includes the following:

     * Asset impairment charges of $1.5 million, recorded in the second quarter, due to adjustments to the carrying value of a customer supply agreement, associated with the acquisition of Horizon Photonics Inc. in April 2000;
     * Asset impairment charges of $4.9 million, recorded in the second quarter, due to adjustments to the carrying value of certain intangible assets, associated with the acquisition of Geltech Inc. in September 2000;
     * Asset impairment charges of $0.6 million, recorded in the second quarter, related to the write down of certain excess manufacturing equipment held for disposal;
     * Asset impairment charges of $3.2 million, recorded in the fourth quarter, due to certain manufacturing and other equipment and leasehold improvements held for disposal in connection with the Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003;
     * A write down in the carrying value of our investment in LightChip of $6.3 million, recorded in the fourth quarter, due to a decline in the per share price of a subsequent third party round of financing completed in May 2002;
     * A restructuring charge of $1.1 million, recorded in the fourth quarter, related to severance charges for involuntary employee terminations and certain lease related costs in connection with the

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

          Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003; and

     *    Stock-based compensation charges of $4.8 million.

     The Company's operating loss during fiscal 2001 includes the following:

     * Asset impairment charges of $13.4 million, recorded in the fourth quarter, due to adjustments to the carrying value of a customer supply agreement and related goodwill, associated with the acquisition of Horizon Photonics Inc. in April 2000;
     * A $9.1 million charge, recorded in the first quarter, related to the acquired in process research and development in connection with the acquisition of Geltech, Inc. in September 2000;
     * An asset impairment charge of $0.4 million, recorded in the second quarter, due to plans to dispose of certain excess manufacturing equipment no longer utilized; and
     *    Stock-based compensation charges of $11.1 million.

     The Company's operating loss during fiscal 2000 includes the following:

     * A $4.2 million charge, recorded in the fourth quarter, related to the acquired in process research and development recorded in connection with the acquisition of Horizon Photonics, Inc.; and
     *    Stock-based compensation charges of $3.1 million.

During fiscal 2000, the Company called all of its outstanding Class A warrants and Class B warrants for redemption. As of June 30, 2000, substantially all of the warrants were exercised resulting in cash proceeds of approximately $56 million and the issuance of approximately 7.5 million shares of Class A common stock.

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

ACQUISITIONS

GELTECH, INC.

     On September 20, 2000, LightPath acquired all of the outstanding shares of Geltech, Inc. (Geltech), a manufacturer of precision molded aspheric optics used in the active telecommunication components markets, for an aggregate purchase price of approximately $28.5 million (822,737 shares of LightPath Class A Common Stock). In the first quarter of fiscal 2001, the Company recorded an immediate non-recurring charge of $9.1 million related to the acquired in-process research and development of Geltech. The value assigned to in-process research and development ("IPR&D") was determined by the Company based on estimates of the projected discounted cash flows from certain development projects including diffraction gratings, waveguides, lens arrays and sub-assembly technologies. These IPR&D programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001 and projected costs to complete of approximately $2.25 million. As of June 30, 2001 these IPR&D programs were not complete and a new completion date of June 2002 was established. Geltech's IPR&D programs did not generate sales in fiscal 2001 which was consistent with the revenue projections.

     Geltech's IPR&D programs did not generate material sales from these programs during the year ended June 30, 2002 which is consistent with the revenue projections. During the second quarter of fiscal 2002 the Company decided to defer further development of the diffraction gratings and waveguides, projects which were in process at the acquisition of Geltech, due primarily to the continued decline in the market for telecommunications components. The sub-assembly technologies project concluded in the third quarter, however sales during the quarter were not material. The development of the lens arrays project was concluded during the fourth quarter of fiscal 2002 which resulted in an immaterial amount of sales during the fourth quarter. Future sales will depend on customer acceptance of this product line.

     For fiscal 2002, the consolidated research and development expenditures budget for LightPath was approximately $7.7 million, which included approximately $1.7 million related to the ongoing development efforts which were in process at the acquisition of Geltech. For the year ended June 30, 2002, we estimate approximately $1.3 million of research and development expenditures were incurred in connection with these efforts.

HORIZON PHOTONICS, INC.

     On April 14, 2000, LightPath acquired Horizon Photonics, Inc. (Horizon), a company engaged in the automated production of passive optical components for the telecommunications and data communications markets, for a total purchase price of approximately $40.2 million ($1 million cash and 1.4 million shares of

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

Class A Common Stock). In the fourth quarter of fiscal 2000, the Company recorded an immediate non-recurring charge of $4.2 million, related to the acquired in-process research and development of Horizon. The in-process research and development ("IPR&D") related to micro-collimator products as well as active alignment and isolator injection molding technologies that were under development at the time of acquisition. These IPR&D programs were in various stages of completion ranging from 50% to 60%, with estimated completion dates through June 2001 and estimated costs to complete the projects of $1.1 million. As of June 30, 2001 these IPR&D programs were not completed and a revised completion date of June 2002 was established. Horizon's IPR&D programs did not generate sales in fiscal 2001 which was consistent with the revenue projections.

     Horizon's IPR&D programs generated sales of approximately $2.4 million during the year ended June 30, 2002. The micro-collimator program has been transferred to the Albuquerque development group. The isolator injection molding technologies was completed in late December 2001 and accounts for all of the IPR&D generated sales. The active alignment program was completed during the fourth quarter of fiscal 2002.

     For fiscal 2002, the consolidated research and development expenditures budget for LightPath was approximately $7.7 million, which included approximately $1.6 million related to the ongoing development efforts which were in process at the acquisition of Horizon. For the year ended June 30, 2002, we estimate approximately $1.6 million of research and development expenditures were incurred in connection with these efforts.

YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $12.5 million for fiscal 2002, a decrease of approximately $13.6 million or 52% compared to revenues for fiscal 2001. The decrease was primarily attributable to a decrease in telecom product sales of $12.7 million or 60%, and a $0.9 million or 18% decrease in traditional optics sales. Sales generated from the acquired Geltech business (September 2000) accounted for $5.1 million or 41% of the total revenue in fiscal 2002 as compared to $7.8 million or 30% of total revenue for the comparable period of fiscal 2001.

     In fiscal 2002, consolidated cost of sales was 121% of product sales, an increase from the comparable period last year in which the Company reported cost of sales of 58.5%. During fiscal 2002, the Company recorded a write down of inventory of approximately $3 million. Excluding inventory write downs, cost of sales during the year would have been approximately 97%, an increase of 38.5% from the comparable period of fiscal 2001 (see discussion below). Substantially all of the increase was due to the reduction in sales for telecom products, and the underutilization of manufacturing facilities and staff. To counter these cost overages, we reduced the manufacturing staff, eliminated unprofitable traditional optic products, and closed our Auburn, California facility. The changes implemented in fiscal 2002 resulted in a total decrease in manufacturing personnel of 45%. During the fourth quarter we announced a plan to consolidate all of our lens manufacturing from Albuquerque to Orlando, Florida by September 30, 2002. The announced consolidation will further reduce our manufacturing staff by approximately 50 persons or 30% of total employees at June 30, 2002. In addition, the Company recorded asset impairment charges of $3.2 million to write down the carrying value to estimated fair value less costs to sell of certain manufacturing and other equipment and leasehold improvements held for disposal in connection with the Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003.It is anticipated that these measures will improve our cost of sales in future quarters as we work to balance our manufacturing capabilities and product lines. However, economic conditions may result in pricing pressure in fiscal 2003 which could reduce margins.

     During fiscal 2002, total inventory decreased modestly from prior levels before consideration of the inventory write downs recorded during fiscal 2002. Raw materials continue to make up the majority of our inventory at $1.7 million or 69% of total inventory at June 30, 2002. We have approximately $1.4 million

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

of raw materials on hand specifically used in the production of isolators that have long lead times and the Company has elected to maintain a sufficient quantity of these materials.

     Throughout fiscal 2002, the Company noted several factors that caused us to re-evaluate the carrying value of inventory resulting in charges to write down inventory to net realizable value, or to write off inventory to be disposed of given no alternative future use was identified. Total inventory charges of $1.9 million and $1.1 million were recorded during fiscal 2002 related to finished goods/work in process and raw materials inventory, respectively. Specifically, during the first and second quarters, inventory charges of $1.3 million were recorded as we continued to note declining quarterly sales from previous levels, lack of growth in sales orders and no sales in certain product areas where we had purchased raw materials. The Company also received notification that certain lenses and raw materials did not pass qualification requirements for their particular applications during the second quarter. During the fourth quarter, our manufacturing group changed the production methodology for performance improvements rendering some products obsolete that resulted in charges of $0.5 million. During the fourth quarter, we also noted that the value of certain finished lens and raw materials inventory had diminished due to changes in market conditions as some competitors reduced prices for similar products to a level below our cost resulting in inventory write downs of $0.4 million. Finally, the Company noted uncertainty regarding the realization of certain finished products on hand due to cancelled purchase orders which resulted in write downs of $0.8 million during the fourth quarter.

     During fiscal 2002, selling, general and administrative costs decreased by $7.7 million from fiscal 2001 to $11.6 million, which includes $2.2 million accrued for legal fees and the proposed litigation settlement. Fiscal 2001 results include $2.3 million related to litigation settlement costs and legal fees. The decreases were primarily in administration and manufacturing support personnel costs.

     The Company's operating loss during fiscal 2002 includes the following non-cash charges: asset impairment charges of $1.5 million, recorded in the second quarter, due to adjustments to the carrying value of a customer supply agreement, associated with the acquisition of Horizon Photonics Inc. in April 2000; asset impairment charges of $4.9 million, recorded in the second quarter, due to adjustments to the carrying value of certain intangible assets, associated with the acquisition of Geltech Inc. in September 2000; asset impairment charges of $0.6 million, recorded in the second quarter, related to the write down of certain excess manufacturing equipment held for disposal; asset impairment charges of $3.2 million, recorded in the fourth quarter, related to the write down of certain manufacturing and other equipment and leasehold improvements held for disposal in connection with the Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003; a write down in the carrying value of our investment in LightChip of $6.3 million, recorded in the fourth quarter, due to the per share price of a third party round of financing completed in May 2002; a restructuring charge of $1.1 million, recorded in the fourth quarter, related to severance charges for involuntary employee terminations and certain lease related costs in connection with the Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003; and stock-based compensation charges of $4.8 million. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge recorded in the second quarter as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

     Research and development costs remained at approximately $7.1 million in both fiscal 2002 and 2001. The majority of research and development work consisted of expenses associated with automation development and research for products in the areas of telecommunication switches, isolators and next generation optical subassemblies, waveguides and lens arrays. Throughout the fiscal year, in an effort to control research and development costs, the Company has reduced development staff levels, deferred additional expenditures on the switch project and assigned the New Jersey development facility lease as of September 2002.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

     The Company recorded a charge of approximately $1.1 million in the fourth quarter in connection with the Company's announced plans to consolidate and relocate its corporate headquarters and manufacturing facilities based in Albuquerque, New Mexico to Orlando, Florida by December 31, 2002. We believe a single site will bring a sharper focus in customer support, a reduction in duplicate process engineering resources and a higher capacity utilization to significantly improve the cost competitiveness of our products. Costs incurred consist primarily of severance costs for involuntary employee terminations for 67 manufacturing and administrative employees and certain exit costs. As of June 30, 2002, none of the accrued costs were paid and management expects to pay all employee severance costs prior to December 31, 2002 and lease costs will be substantially paid by June 30, 2003.

     Investment and other income included a non-recurring gain of approximately $390,000 related to the first quarter sale of certain assets located in Auburn, CA, while interest earned on investments decreased approximately $1.7 million during fiscal 2002 as a result of lower interest rates and a decrease in cash balances. Interest and other expenses during fiscal 2002 and 2001 were not significant.

     Net loss of $50.7 million in fiscal 2002 includes $29.2 million from the non-cash charges described above, $1.1 million related to the restructuring and consolidation of facilities, $2.2 million related to litigation settlement costs and $3 million for inventory write-offs, which if excluded, would have resulted in a net loss of $15.2 million. This compares to fiscal 2001 in which the Company reported a net loss of $60.8 million including $47.6 million in non-cash charges and $2.9 million related to litigation settlement costs and inventory write-offs, which if excluded, would have resulted in a net loss of $10.3 million. The $4.9 million increase in net loss in 2002 excluding the non-cash and other charges is due primarily to the $13.6 million decrease in total revenues, offset by decreased cost of sales of $2.4 million while decreases of $7.7 million in operating costs primarily in selling, general and administrative expense were offset by increased other expenses of $1.4 million. Net loss applicable to common shareholders of $50.7 million for fiscal 2002 included an additional charge of $61,906 attributable to the premium on our outstanding preferred stock. Net loss per share of $2.56 in fiscal 2002 decreased $0.63 compared to the fiscal 2001 net loss per share of $3.19. Net loss applicable to common shareholders for fiscal 2001 of $60.9 million included $89,549 attributable to the premium on the Company's outstanding preferred stock.

     At the end of the fourth quarter, the Company announced the appointment of Ken Brizel as President and CEO and his election to the Board of Directors. Mr. Brizel has spent 21 years in the communications and microelectronics industries, most recently as Senior Vice President Strategy and Business Development for Oplink Communications.

TELECOM SEGMENT

     For fiscal 2002, telecom product sales decreased 60% to approximately $8.3 million from $21.1 million for fiscal 2001. The telecom segment sales in fiscal 2002 include isolator sales of $4.4 million, $1.8 million of collimator product sales and $2.1 million of active telecom components sales.

     The telecom segment incurred an operating loss of $11.7 million for fiscal 2002 as compared to a loss of $7.2 million for the comparable period last year due primarily to decreased sales, reduced margins due to underutilization of capacity, inventory write-offs and increased research and development costs associated with the switch project.

     The decrease in telecom sales for fiscal 2002 together with the reduced sales backlog reflect the general market condition for optical components and the broader telecommunications sector. We continue to work closely with our customers to manage their inventory levels as well as focus on next generation products with them. We have focused on design wins for next generation systems however overall spending levels continue to be restrained. During the third quarter of fiscal 2002, the Company announced five new products designed for use in both long-haul and metropolitan area. Each new product utilizes advanced

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

manufacturing technology to `build-in' much of the optical alignment work that was formerly performed by the customer. They also underscore LightPath's strategic directive of broadening our base of innovative optical components and assemblies by combining application specific engineering with automated manufacturing.

     During the fourth quarter we announced we would consolidate lens product lines in Florida, relocate corporate headquarters in Florida, and reorganize internally into three groups; the Optical Lens Group; the Laser Component Group; and the Optical Integration Group. The Optical Lens Group will manage the collimator and aspheric lens product which continues to be a core capability for LightPath which will be consolidated in the Orlando, Florida facility. In response to our customers' requirements for a second site capability and the demand opportunity for comprehensive optical packing solutions, we intend to increase our emphasis on the integrated platform segment of our business through the Laser Component Group. We have had great success with our isolator product line, and as our customers ask for more demanding optical performance, we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group will be investing a modest amount in capital expenditures and increased research and development, in support of optical generation and detection applications, such as transmitters, transceivers and pumps. The Optical Integration Group will allow LightPath to augment current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays with new innovative passive optical modules, such as multiport and hybrid devices, to provide effective optical management solutions for our customers.

TRADITIONAL OPTICS SEGMENT

     During fiscal 2002, approximately $4.2 million of segment sales were comprised of $2.9 million in finished lens products and $1.3 million from laser optic lens sales, compared with segment sales of $5.1 million for the comparable period last year. During the first quarter of fiscal 2002, we stopped manufacturing several product lines, including data storage lenses, due to unfavorable margins. In addition, due to the closure of the Auburn, CA facility, we consolidated the manufacturing of Geltech's finished lens products into the Orlando, FL facility.

     The traditional optics segment incurred an operating loss of approximately $4 million for fiscal 2002 as compared to operating income of approximately $73,000 for the comparable period last year. The increased loss was primarily due to reduced sales, unfavorable margins and inventory write-offs we incurred during fiscal 2002.

     During the fourth quarter we announced we would consolidate lens product lines in Florida and reorganize internally. The Optical Lens Group will include optical lens business and it will be consolidated in the Orlando, Florida facility. While we have recently signed a strategic agreement with Hikari Glass to manufacture GRADIUM(TM) glass for LightPath and have engaged with suppliers in the Far East to secure low cost lenses, we intend to further reduce overhead and excess capacity in our lens facilities. The single site will bring a combined customer support, a reduction in duplicate process engineering and a higher capacity utilization which should significantly improve the cost competitiveness of our products. As part of our initiative, we intend to aggressively extend our offerings to non-telecom business segments.

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

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

     We incurred non-cash charges totaling $47.6 million during fiscal 2001, including $13.7 million for impairment of goodwill and intangible assets related to the deferral of sales by a significant customer and consolidation of traditional optics facilities, $11.2 million in non-cash stock-based compensation charges, $13.6 million in amortization of goodwill and intangibles from acquisitions, and a non-recurring charge of $9.1 million for in-process research and development from the acquisition of Geltech.

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

Net loss of $60.8 million for fiscal 2001 was an increase of approximately $45.2 million from fiscal 2000. Of this amount, $47.6 million related to non-cash charges described above and $2.3 million related to one-time charges for a litigation settlement and the legal costs associated with E shareholder suit. Non-cash charges in 2000 were approximately $9.8 million. Excluding the non-cash and one time charges from both years, the remaining $5.1 million increase was due primarily to increased cost of sales and operating costs, primarily in selling, general and administrative expense and a $5.6 million increase in research and development costs. These increased costs were partially offset by the $23.9 million increase in total revenues, $1.4 million increase in interest income and the $402,000 reduction of interest expense during fiscal 2001. Net loss applicable to common shareholders of $60.9 million for fiscal 2001 included an additional charge of $89,549 attributable to the premium on our outstanding preferred stock. Net loss per share of $(3.19) in fiscal 2001 increased $1.33 compared to the fiscal 2000 net loss per share of $(1.86). Net loss applicable to common shareholders of $17.8 million in fiscal 2000 included an additional charge of $2.1 million for the imputed dividend and $137,281 attributable to the premium on the Company's outstanding preferred stock.

TELECOM SEGMENT

During fiscal 2001, telecom product sales increased to approximately $21 million from $1.5 million for fiscal 2000. The telecom segment results include isolator sales of $13 million, $4.2 million of collimator product sales and $3.8 million of aspheric optics for active telecom product sales. Sales generated from acquired businesses accounted for $15.8 million or 81% of the increase in telecom revenue.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

Sales to Agere Systems, Inc. ("Agere") (formerly the Microelectronics division of Lucent Technologies Inc.) represented 55% of the telecom sales for fiscal 2001.

In August 2000, we introduced the LP1600 opto-mechanical switch which employs a patented retro-reflecting mirror design in conjunction with our Gen3 collimator. Due to the economic environment we elected to suspend expenses related to the launch of this product. The telecom segment incurred an operating loss of $7.2 million for fiscal 2001 as compared to an operating loss of $7.5 million for fiscal 2000.

Significant events which impacted our telecom segment during fiscal 2001 included:

     * Recorded telecom sales of $21 million. The completion of the expansion of the Horizon automated manufacturing facility which is dedicated to large volume isolator production and the development of next-generation optical subassemblies contributed to the overall sales growth as well as the inclusion of sales from Geltech's telecom products. Horizon released a new line of isolator assemblies for application in the metro and access telecom markets. This line is based on a flexible manufacturing platform which can address a wide range of customer specifications while attracting lower cost applications;
     * The September 20, 2000 expansion of our telecom products to include active components through the acquisition of privately held Geltech. We began acquisition talks with Geltech, due to our interest in its precision molded aspheric optics used in the active telecommunication components markets. The acquisition purchase price was $27.5 million which was paid through the issuance of 822,737 shares of Class A common stock plus approximately $1 million in acquisition costs for an aggregate purchase price of approximately $28.5 million;
     * Changes to LightPath's management team included the addition of Dennis Yost as LightPath's Chief Operating Officer and promotion of Bob Cullen to Executive Vice President in charge of Technology Integration. Mr. Yost will focus on the advancement of our telecom lines, specifically collimators and arrays. Mr. Cullen, the current President of Horizon, expanded his role to assist in the further automation of the Company including manufacturing, packaging, assembly and test methods; and
     * The Company's additional investment in LightChip, Inc. of $7.2 million (August 2000 private placement significant investors included Berkeley International, Morgenthaler Ventures, J.P. Morgan Capital, AT&T Ventures and LightPath).

TRADITIONAL OPTICS SEGMENT

     During fiscal 2001, the majority of our traditional optics product sales of approximately $5.1 million were from Geltech's lens sales and existing customers for laser optic lenses. Traditional optics sales in fiscal 2000 were approximately $768,000. The growth was primarily due to the acquisition of Geltech's traditional optics business in September 2000 which accounted for $4 million of traditional optics product sales in fiscal 2001. Geltech's products are used in data storage and by manufacturers of medical equipment. The majority of Geltech's sales are due to custom quotations as they have no direct distribution channels. Revenues for fiscal 2000 included approximately $167,000 in license fees and government funded subcontracts. The traditional optics segment reported operating income of approximately $73,000 for fiscal 2001 as compared to an operating loss of approximately $365,000 for fiscal year 2000.

CRITICAL ACCOUNTING POLICIES

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires the Company to select appropriate company accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting principles upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; (iv) investment in LightChip and (v) intangible assets. These critical accounting policies and the Company's other significant accounting policies are disclosed in Note 1 to the Company's Consolidated Financial Statements.

REVENUE RECOGNITION. The Company recognizes revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

INVENTORY VALUATION. The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of forecasted usage to estimated net realizable value. Estimates of realizable value are based upon the Company's analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company's forecast or actual demand from customers is lower than the Company's estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that have previously been written down.

LONG-LIVED ASSETS. The Company evaluates the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company's market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, under the current standard, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company's weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property and equipment, thereby requiring the Company to write down the assets.

INVESTMENT IN LIGHTCHIP. The Company accounts for its investment in LightChip under the cost method of accounting as prescribed by APB 18 given its ownership percentage of voting shares is approximately 13% at June 30, 2002. In addition, the Company regularly assesses the carrying value of its investment in LightChip to determine if a write down is necessary. The fair value of privately held securities is highly subjective and involves inherent risk. While there are several valuation techniques that could provide objective evidence of the value of equity securities, the Company considers cash transactions with independent third parties involving similar equity securities to be the strongest objective evidence of fair value. The carrying value of our investment at June 30, 2002 is based on the most recent price per share of a cash transaction involving third parties. Should a future round of financing be completed at a per share price less than the current carrying value, a write down would be required.

INTANGIBLE ASSETS. The Company generally obtains intangible assets in connection with a purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of a

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant judgment. Because individual intangible assets may be: (i) expensed immediately upon acquisition (for example, purchased in-process research and development assets); or (ii) amortized over their estimated useful life (for example, acquired technology or goodwill), their assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgments when evaluating for impairment as other long-lived assets.

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

     The optical components markets have experienced a severe downturn for the last eighteen months, resulting in a significant decline in the demand for our products as well as our competitors. We believe the Company has the financial resources, and will take the necessary actions, to manage through this downturn. However, a prolonged downturn in the optical components markets or the unsuccessful move to sell our optical components into non-telecom markets, failure by the Company to anticipate or respond to product technological changes, changes by our customers or suppliers, or any significant delays in the introduction of new products, could have a material adverse effect on the Company's financial condition, operating results or cash flows.

     Cash used in operations for fiscal 2002 was approximately $12.9 million, a decrease of approximately $2.1 million from fiscal 2001. Throughout fiscal 2002 we reduced our cash expenditures through improved manufacturing efficiencies, suspension of selected development projects and consolidation of equipment and facilities. During the fourth quarter of fiscal 2002, we announced that we would consolidate lens product lines in Florida, close the New Mexico facilities and reorganize internally which will further decrease our cash requirements for fiscal 2003. While the Company has no firm commitments for any future financing at this time, we have a cash balance of approximately $13.2 million at June 30, 2002, and we believe that our financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months.

     In fiscal 2002 working capital provided was $5.6 million primarily due to the write down of inventory balances and the accrual of certain restructuring and settlement costs which were not paid as of June 30, 2002. In fiscal 2001 working capital requirements were $4.5 million primarily due to growth in accounts receivable and inventory balances. We expect to continue to incur net losses until such time, if ever, as we obtain broader market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs.

     During fiscal 2002, we expended approximately $2.8 million for capital equipment and patent protection, offset by proceeds from the sale of assets of approximately $0.9 million. In addition we invested an additional $1.5 million in LightChip. The majority of the capital expenditures during fiscal 2002 were related to the equipment used to enhance or expand our manufacturing facilities. The Company's plan for fiscal 2003 estimates approximately $1.6 million will be expended to enhance or expand our manufacturing facilities and to provide for growth in passive and active assemblies, however, we may spend more or less depending on circumstances.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

     The table below presents the Company's contractual obligations as of June 30, 2002. The capital lease obligations appear on the Company's balance sheet. The operating leases relate to real estate and are commitments which are expensed as paid per the terms of the related contract, except for operating lease obligations related to operations that will be discontinued in fiscal 2003 in connection with the Company's plan to relocate and consolidate operations to Orlando Florida. The lease obligations related to locations that will not be continued are included in the employee severance and exit costs accrual on the Company's balance sheet.

CONTRACTUAL OBLIGATIONS

     (dollars in 000's)               Total           Stated Maturity                Comments
     ------------------               -----           ---------------                --------
     Capital lease
     obligations                      $    10           Sept. 2002             Amortizes monthly


     Note payable                     $    78            Jul. 1999             Negotiating settlement with
                                                                               third party

     Operating leases                 $ 4,200            2003-2008             Real estate leases with
                                                                               monthly payments
     Employee severance and
     other exit costs                 $ 1,059            Apr. 2005             Severance costs to be paid by
                                                                               12/31/02.  Lease costs will be
                                                                               substantially paid by 6/30/03
     Legal settlement
     payments on Delaware                                      Not             Settlement costs to be paid by
     action                           $ 1,500           applicable             September 30, 2002

     We currently hold an investment in LightChip who has indicated they may require additional funding in the calendar year 2003. If the Company does not participate in future equity funding its ownership percentage would be diluted. In addition, if future funding is at a per share price that is lower than the cost of our previous investment in LightChip, we will be required to write down our investment to the current market value.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES which the Company will be required to adopt for any future costs associated with an exit or disposal activity. The Company does not believe the adoption of SFAS 146, effective July 1, 2002, will have a material effect on our results of operations or financial position.

     On October 3, 2001 the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supercedes APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. LightPath does not expect the adoption of SFAS 144, effective July 1, 2002, to have a material impact on its financial statements or results of operations.

     In June 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

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

     The Company is required to adopt the provisions of Statement 141 and Statement 142 on July 1, 2002. The Company had no business combinations initiated subsequent to July 1, 2001.

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

     The Company has unamortized goodwill of approximately $2.3 million remaining at July 1, 2002, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.3 million, $2.95 million and $2.95 million for the years ended June 30, 2002, 2001 and 2000, respectively. Amortization expense in fiscal 2003 would have been $1.3 million. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     LightPath's liquid investments are cash invested in money market accounts or overnight repurchase agreements. Due to the short-term nature of these investments, changes in market interest rates of up to 10 percent either up or down would not significantly impact the Company's results of operations. Therefore, LightPath does not believe that the market risk related to these investments is significant.

ITEM 8. FINANCIAL STATEMENTS

     See index at F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of LightPath, and their respective ages and positions with us, are as follows:

        Name                           Age           Position
        ----                           ---           --------
Robert Ripp (1)(3)                      61           Chairman

Kenneth Brizel                          44           Chief Executive Officer, President and Director

James L. Adler, Jr. (1)(2)              74           Director

Robert Bruggeworth (2)(3)               41           Director, beginning May 2001

Steve Brueck(2)                         57           Director, beginning July 2001

Louis Leeburg (2)(3)                    48           Director

Gary Silverman (1) (2)                  63           Director

Donald E. Lawson                        51           Resigned October 2001, Chief Executive Officer,
                                                     and Director

Dennis Yost                             39           Senior Vice President, Optical Lens Group

Mark Fitch                              39           Senior Vice President, Optical Integration Group

Donna Bogue                             44           Senior Vice President, Chief Financial Officer

Robert Cullen                           50           Senior Vice President, Laser Component Group and
                                                     President, Horizon Photonics, Inc.

Jean-Luc Nogues                         48           Chief Technology Officer, and President, Geltech, Inc.

----------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Finance Committee.

DIRECTORS

     ROBERT RIPP has served as Chairman of LightPath since November 11, 1999. Mr. Ripp was Chairman and CEO of AMP Inc. from August 1998 until April 1999 when AMP was sold to TYCO, International Ltd. Mr. Ripp held various executive positions at AMP from 1994 to August 1999. Mr. Ripp spent 29 years with IBM of Armonk, NY. He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer and he retired from IBM in 1993. Mr. Ripp represents LightPath as a member of the LightChip, Inc. (an affiliate) board of directors. Mr. Ripp graduated from Iona College in 1963 and in 1967 received his M.B.A. from New York University. Mr. Ripp is currently on the board of directors of Ace, Ltd. which is listed on the New York Stock Exchange.

     KENNETH BRIZEL has served as a Director of LightPath, CEO and President since July 2002. Mr. Brizel has spent 21 years in the communications and microelectronics industries. From October 2000 until July 2002 he was Senior Vice President Strategy and Business Development for Oplink Communications. From April 1997 to September 2000, Mr. Brizel was Director of Strategic Marketing for

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

Optoeletronics and Network Communications Integrated Circutis groups within Lucent Microelectronics. Mr. Brizel's diverse experiences include assignments at RCA/GE, Lucent/Agere, Mostek and Star Semiconductor before joining Oplink. His responsibilities spanned sales, engineering, marketing strategy and business development. Mr. Brizel received his Bachelor of Science and Master of Science degrees in Electrical Engineering from Rensselaer Polytechnic Institute in Troy, NY.

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

     ROBERT BRUGGEWORTH has served as a Director of LightPath since May 2001. Mr. Bruggeworth is currently President of RF Micro Devices who he joined in 1999. From 1983 until 1999 he held various positions with Amp Incorporated, Harrisburg, PA. When he left AMP he was a Divisional Vice President, Computer and Consumer Electronics, Hong Kong. Mr. Bruggeworth is a 1983 graduate of Wilkes University with a Bachelor of Science in Electrical Engineering.

     LOUIS LEEBURG has served as a Director of LightPath since May 1996. Mr. Leeburg is a self-employed business consultant. From December 1988 until August 1993 he was the Vice President, Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a Bachelor of Science in Accounting from Arizona State University. Mr. Leeburg is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and the John E. Fetzer ILM Trust Fund.

     GARY SILVERMAN has served as a Director of LightPath since October 2001. Mr. Silverman is currently the managing partner of GWS Partners, established in 1995 to conduct searches for senior-level executives and board of director candidates for a broad cross section of publicly-held corporations. From 1983 to 1995 he worked for Korn/Ferry International as an executive recruiter and held the position of Managing Director. He spent fourteen years with Booz, Allen & Hamilton, and his last position was Vice President and Senior Client officer and he was responsible for generation of new business, the management of client assignments and the development of professional staff. Mr. Silverman is a graduate of University of Illinois with both a Bachelors and a Masters of Science in Finance.

     DONALD E. LAWSON served as a Director of LightPath and CEO since April 1998 until October 2001. He also served as President October 1997 until October 2001. He previously held the position of Executive Vice President from May 1995 until April 1998, Chief Operating Officer from June 1995 until March 2001 and Treasurer from September 1995 to July 2000. From 1991 to 1995, Mr. Lawson served as Vice President, Operations for Lukens Medical Corporation, a medical device

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

manufacturer. From 1980 to 1990, Mr. Lawson served in various capacities, including Production Superintendent, for Ethicon, Inc., a division of Johnson & Johnson and a manufacturer of medical products. Mr. Lawson received a B.B.A. degree in Finance from Texas A & M University.

EXECUTIVE OFFICERS

     DENNIS YOST has been Executive Vice President, Chief Operating Officer since March 2001 and in June 2002 his title was changed to Senior Vice President of the newly formed Optical Lens Group. From 1997 to 2001, Mr. Yost was Managing Director - Process Sequence Integration Group for Applied Materials Corp., a manufacturer of semiconductor equipment. From 1989 to 1997, Mr. Yost held various positions with Texas Instruments Corp. ending with Engineering Manager for Digital Light Products Components Group. Mr. Yost graduated from Texas A&M University with a Bachelor of Science and Master of Science in Electrical Engineering. In 1995 he received his M.B.A. from Southern Methodist University.

     MARK A. FITCH has been Senior Vice President since March 1999 and in June 2002 he was named Senior Vice President of the newly formed Optical Integration Group. He joined LightPath in October 1997 as Vice President - Marketing & Sales and has also had increasing responsibilities in the telecommunication product development area. From 1994 to 1997, Mr. Fitch was Vice President - Operations for Geltech Inc., a specialty optics manufacturer. From 1985 to 1994, Mr. Fitch held various technical and commercial positions with Corning Incorporated, ending with Chief Engineer in the optics division. Mr. Fitch graduated Summa Cum Laude from the State University of New York with a Bachelor of Science in Physics.

     DONNA BOGUE has been Senior Vice President, Chief Financial Officer, Secretary/Treasurer since July 2000. She previously held the position of Vice President - Finance from November 1996 until June 2000. She joined LightPath in April 1996. Ms. Bogue was previously Chief Financial Officer for Hebenstreit Communications and Vice President and Controller for Diagnostek, Inc. During her career, she served as controller for a variety of companies and was an auditor with Ernst & Young for five years. Ms. Bogue is an honors graduate of Northern Arizona University with a Bachelor of Science in Accountancy. She obtained her CPA license in 1981 and is a member of the AICPA.

     ROBERT CULLEN has been Chief Executive Officer, President and was a director of Horizon since its inception in July 1997 until LightPath acquired Horizon in April 2000. In June 2002 he was named Senior Vice President of the newly formed Laser Component Group. Prior to co-founding Horizon, Mr. Cullen was a laser packaging engineer with Ortel Corporation between 1993 and 1997, where he was responsible for the design and manufacturing of several laser transmitter models. Prior to Ortel, Mr. Cullen served as an Engineering Technologist with the prestigious DuPont Engineering Development Laboratory (EDL) between 1982 and 1993, where he received numerous awards for various projects. In 1989, Mr.
Cullen served on a field assignment to a British Telecom-DuPont joint venture (BT&D Technologies) in Ipswich, England, where he acted as project manager for products such as semiconductor optical amplifiers, tunable semiconductor lasers and 1480 pump lasers. In 1990, Mr. Cullen earned a patent for a miniature optical isolator and co-authored a paper on high gain optical amplifiers. Mr. Cullen pursued a Bachelors Degree in Electrical Engineering at Drexel University, Philadelphia, Pennsylvania.

     DR. JEAN-LUC NOGUES has been the President and CEO of Geltech since its acquisition by LightPath Technologies in September 2000. He was named CTO in June 2002. He has been involved with Geltech since its inception and had served as COO, CTO, and Vice President of R&D. Dr. Nogues has a proven track record of leadership in the development and commercialization of the Company's technologies and products that led to several awards. Many of the advancements developed by Geltech are in the fields of advanced optical components, glass micro-optics, diffraction optics and sol-gel technology. His background also includes the management of the University of Florida's Sol-Gel research group that was the incubation phase of the creation of Geltech. Prior to that, Dr. Nogues worked for six year on glass development as an Engineering Technologist with the R & D department of the Atomic Energy Commission in France. During that time he also consulted with several companies in the field of optics and materials science. Over the years he has produced more than 40 publications and holds several patents and patent applications in the field of optics and materials science. Dr. Nogues has a Bachelor of Science in Mathematics and

Mechanical Engineering and he received his Master degree and PhD in Materials Science and Engineering from the University of Montpellier, France.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

             LightPath Technologies, Inc. - Form 10K, June 30, 2002

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements - Index page F-1
         Independent Auditors' Report on Consolidated Financial Statements Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows

(b)  Exhibits

     Exhibit
     Number                         Description
     ------                         -----------
       3.1     Certificate of Incorporation of Registrant, as amended          1

       3.2     Certificate of Designations filed November 10, 1995 with
               the Secretary of State of the State of Delaware                 1

       3.3     Bylaws of Registrant                                            1

       3.4     Certificate of Designation filed November 2, 1999 with
               the Secretary of State of the State of Delaware                 2

       9.1     Rights Agreement dated May 1, 1998                              3

      10.4     Directors Compensation Agreement with Amendment for Robert
               Ripp                                                            6

      10.6     Omnibus Incentive Plan                                          4

      10.7     Directors Stock Option Plan                                     5

      10.8     Amended Omnibus Incentive Plan                                  6

      10.9     Merger Agreement dated April 14, 2000 between Registrant
               and Horizon Photonics, Inc.                                     7

     10.10     Merger Agreement dated August 9, 2000 between Registrant
               and Geltech, Inc.                                               8

      23.1     Consent of KPMG LLP                                             *

      99.1     Certification                                                   *

1. This exhibit was filed as an exhibit to Our Registration Statement on Form SB-2 (File No: 33-80119) and is incorporated herein by reference thereto.
2. This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-94303) dated January 10, 2000 and is incorporated herein by reference thereto.
3. This exhibit was filed as an exhibit to Our Registration Statement on Form 8-A (File No: 000-27548) dated April 28, 1998 and is incorporated herein by reference thereto.
4. This exhibit was filed as an exhibit to Our Registration Statement on Form S-8 (File No: 333-23515 and 333-23511, respectively) dated March 18, 1997 and is incorporated herein by reference thereto.
5. This exhibit was filed as an exhibit to Our Registration Statement on Form S-8 (File No: 333-50976) dated November 30, 2000 and is incorporated herein by reference thereto.
6. This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-37622) dated June 12, 2000 and is incorporated herein by reference thereto.

             LightPath Technologies, Inc. - Form 10K, June 30, 2002


7. This exhibit was filed as an exhibit to Our Registration Statement on Form S-3 (File No: 333-47992) dated October 20, 2000 and is incorporated herein by reference thereto.
*    Filed herewith.

d) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2002:

     1. Current report on Form 8-K dated April 3, 2002, announced the fiscal 2002, third quarter conference call would be held on April 25, 2002.
     2. Current report on Form 8-K dated April 25, 2002, included the third quarter of fiscal 2002 financial results.

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

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS


The Board of Directors
LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath
Technologies, Inc., and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                        KPMG LLP


Albuquerque, New Mexico
August 2, 2002

                          LIGHTPATH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,         JUNE 30,
                                                                               2002             2001
                                                                           -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $  13,177,624    $  29,273,034
  Trade accounts receivable - less allowance of $278,255 and $120,947          1,560,198        2,579,483
  Inventories (NOTE 2)                                                         2,403,644        5,414,587
  Other receivables and advances to employees                                    761,065          442,116
  Prepaid expenses and other                                                     770,302          616,071
                                                                           -------------    -------------
Total current assets                                                          18,672,833       38,325,291

Property and equipment - net (NOTE 3)                                          6,664,374       12,046,891
Goodwill and intangible assets - net (NOTE 4)                                  8,054,179       25,683,341
Investment in LightChip, Inc. and other assets (NOTE 6)                        3,585,842        8,234,885
                                                                           -------------    -------------
Total assets                                                               $  36,977,228    $  84,290,408
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $   1,002,374    $   1,276,204
  Accrued liabilities (NOTE 15)                                                1,835,040          300,263
  Accrued payroll and benefits                                                   549,241        1,131,252
  Accrued severance and exit costs (NOTE 7)                                    1,059,680               --
  Capital lease obligations and note payable (NOTE 8)                             88,550          242,475
                                                                           -------------    -------------
Total current liabilities                                                      4,534,885        2,950,194

Deferred income taxes (NOTE 11)                                                       --        3,316,304

Commitments and contingencies (NOTE 15)

Redeemable convertible preferred stock (NOTE 9)
   $.01 par value; stated value of $10,000 per share; 5,000,000 shares
    authorized; none and 127 Series F shares issued and outstanding                   --        1,417,070

Stockholders' equity: (NOTES 10 AND 12)

   Common stock: Class A, $.01 par value, voting; 34,500,000 shares
     authorized; 20,677,071 and 19,371,167 shares issued and outstanding         206,771          193,712
   Additional paid-in capital                                                188,276,439      181,708,752
   Accumulated deficit                                                      (156,040,867)    (105,295,624)
                                                                           -------------    -------------
Total stockholders' equity                                                    32,442,343       76,606,840
                                                                           -------------    -------------
Total liabilities and stockholders' equity                                 $  36,977,228    $  84,290,408
                                                                           =============    =============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED JUNE 30
                                                          --------------------------------------------
                                                              2002            2001            2000
                                                          ------------    ------------    ------------
REVENUES

   Telecom product and lens sales                         $ 11,990,609    $ 25,257,391    $  2,098,841

   Product development fees and other sales                    515,973         885,765         167,423
                                                          ------------    ------------    ------------
Total revenues                                              12,506,582      26,143,156       2,266,264

COSTS AND EXPENSES

   Cost of sales (exclusive of stock-based compensation
     of $27,824, $11,875 and none, for the years ended
     June 30, 2002, 2001 and 2000, respectively)            15,156,619      15,283,694       1,309,711

   Selling, general and administrative (exclusive of
     stock-based compensation of $ 4,768,130,
     $11,127,536 and $3,144,490, for the years ended
     June 30, 2002, 2001 and 2000, respectively)            11,568,531      19,291,630       5,942,029

   Research and development (exclusive of stock-based
     compensation of $13,766, $25,094 and none, for
     the years ended June 30, 2002, 2001 and 2000,
     respectively)                                           7,095,649       7,089,931       1,449,347

   Asset impairment (NOTES 3 AND 4)                         16,508,387      13,772,867              --

   Stock-based compensation                                  4,809,720      11,164,505       3,144,980

   Amortization of goodwill and intangibles                  7,889,741      13,566,807       2,418,119

   Employee severance and exit costs (NOTE 7)                1,059,680              --              --

   Acquired in process research and development                     --       9,100,000       4,200,000
                                                          ------------    ------------    ------------
Total costs and expenses                                    64,088,327      89,269,434      18,464,186
                                                          ------------    ------------    ------------
Operating loss                                             (51,581,745)    (63,126,278)    (16,197,922)

OTHER INCOME (EXPENSE)

Investment income                                            1,102,259       2,436,438       1,062,952

Interest and other expense                                    (203,851)        (73,521)       (475,097)
                                                          ------------    ------------    ------------
Net loss                                                  $(50,683,337)   $(60,763,361)   $(15,610,067)

Imputed dividend and premium on preferred stock                (61,906)        (89,549)     (2,231,943)
                                                          ------------    ------------    ------------

Net loss applicable to common shareholders (NOTE 13)      $(50,745,243)   $(60,852,910)   $(17,842,010)
                                                          ============    ============    ============

Basic and diluted net loss per share                      $      (2.56)   $      (3.19)   $      (1.86)
                                                          ============    ============    ============
Number of shares used in per share calculation              19,807,383      19,064,141       9,586,817
                                                          ============    ============    ============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CLASS A
                                                           COMMON STOCK
                                                    -----------------------------    ADDITIONAL
                                                      NUMBER OF                        PAID-IN       ACCUMULATED
                                                       SHARES          AMOUNT          CAPITAL         DEFICIT           TOTAL
                                                    -------------   -------------   -------------   -------------    -------------
Balances at June 30, 1999                               4,960,703   $      49,607   $  26,860,418   $ (26,600,704)   $     309,321
  Issuance of common stock                                 66,429             664         258,136              --          258,800
  Exercise of stock options and unit purchase
    options                                               682,521           6,825       3,214,108              --        3,220,933
  Exercise of warrants
     Debt                                                 577,350           5,774       1,264,396              --        1,270,170
     Equity                                             8,764,665          87,647      60,930,062              --       61,017,709
  Issuance of common stock upon conversion of 37
    shares Series A, 1 share Series B, 84 shares
    Series C and 255 shares Series F convertible
    preferred stock                                     1,066,970          10,670       3,923,831              --        3,934,501
  Issuance of common stock upon conversion of
    6% convertible debentures                             569,801           5,698       1,313,423              --        1,319,121
  Issuance of common stock and stock options
    to acquire Horizon Photonics, Inc.                  1,447,815          14,478      37,954,135              --       37,968,613
  Stock-based compensation                                     --              --       3,144,980              --        3,144,980
  Imputed dividend on Series F convertible
    preferred stock                                            --              --       2,094,662      (2,094,662)              --
  Premium on Series A , Series B, Series C and
    Series F convertible preferred stock                       --              --              --        (137,281)        (137,281)
  Net loss                                                     --              --              --     (15,610,067)     (15,610,067)
                                                    -------------   -------------   -------------   -------------    -------------
Balances at June 30, 2000                              18,136,254   $     181,363   $ 140,958,151   $ (44,442,714)   $  96,696,800
  Exercise of stock options                               306,255           3,063       1,501,562              --        1,504,625
  Exercise of warrants and unit purchase
    options                                                50,217             502          65,487              --           65,989
  Issuance of common stock upon conversion of
    26 shares Series F convertible preferred
    stock                                                  55,704             557         273,620              --          274,177
  Issuance of common stock and stock options
    to acquire Geltech, Inc.                              822,737           8,227      27,705,609              --       27,713,836
  Redemption E1, E2, E3 common stock                           --              --          39,818              --           39,818
  Stock-based compensation                                     --              --      11,164,505              --       11,164,505
  Premium on Series F convertible preferred stock              --              --              --         (89,549)         (89,549)
  Net loss                                                     --              --              --     (60,763,361)     (60,763,361)
                                                    -------------   -------------   -------------   -------------    -------------
Balances at June 30, 2001                              19,371,167   $     193,712   $ 181,708,752   $(105,295,624)   $  76,606,840
  Exercise of stock options                               107,500           1,075         290,975              --          292,050
  Issuance of common stock upon conversion of 127
    shares Series F convertible preferred stock         1,198,404          11,984       1,466,992              --        1,478,976
  Stock-based compensation                                     --              --       4,809,720              --        4,809,720
  Premium on Series F convertible preferred stock              --              --              --         (61,906)         (61,906)
  Net loss                                                     --              --              --     (50,683,337)     (50,683,337)
                                                    -------------   -------------   -------------   -------------    -------------
Balances at June 30, 2002                              20,677,071   $     206,771   $ 188,276,439   $(156,040,867)   $  32,442,343
                                                    =============   =============   =============   =============    =============

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED JUNE 30
                                                               --------------------------------------------
                                                                   2002            2001            2000
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(50,683,337)   $(60,763,361)   $(15,610,067)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                10,922,531      16,261,789       3,090,322
    Gain on sale of equipment                                      (117,665)             --              --
    Provision for uncollectible accounts receivable                 199,238         105,947              --
    Debt discount                                                        --              --         425,795
    Write off abandoned patents                                      79,333              --         132,011
    Asset impairments                                            16,508,387      13,772,867              --
    Stock-based compensation                                      4,809,720      11,164,505       3,144,980
    Acquired in-process research and development                         --       9,100,000       4,200,000
  Changes in operating assets and liabilities (net of
   the effect of acquisitions):
    Trade receivables                                               820,047      (1,051,825)        639,450
    Inventories                                                   2,897,943      (2,656,444)       (531,698)
    Prepaid expenses and other                                      (28,346)       (317,053)       (197,858)
    Accounts payable and accrued liabilities,
     including payroll                                              678,936        (588,408)      1,451,545
    Accrued severance and exit costs                              1,059,680              --              --
                                                               ------------    ------------    ------------
  Net cash used in operating activities                         (12,853,533)    (14,971,983)     (3,255,520)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and equipment additions, net                          (2,757,528)     (7,230,694)     (5,148,438)
  Costs incurred in acquiring patents and license agreements        (60,171)        (84,630)        (58,324)
  Proceeds from sale of assets                                      904,841              --              --
  Proceeds from note receivable                                      33,201              --              --
  Acquisitions, net of cash acquired                                     --         (18,411)     (2,164,662)
  Investment in LightChip                                        (1,500,345)     (7,234,885)     (1,570,000)
                                                               ------------    ------------    ------------
  Net cash used in investing activities                          (3,380,002)    (14,568,620)     (8,941,424)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of 6% convertible
   debentures, net of discount and offering costs                        --              --         893,326
  Payment on notes payable and capital leases                      (153,925)     (1,484,704)        (30,000)
  Proceeds from sales of Convertible Series F
   preferred stock, net                                                  --              --       3,880,324
  Proceeds from exercise of common stock options
   and warrants, net                                                292,050       1,570,211      65,509,236
  Proceeds from issuance of common stock                                 --              --         258,800
                                                               ------------    ------------    ------------
  Net cash provided by financing activities                         138,125          85,507      70,511,686
                                                               ------------    ------------    ------------
  Net (decrease) increase in cash and cash
   equivalents                                                  (16,095,410)    (29,455,096)     58,314,742
  Cash and cash equivalents at beginning of period               29,273,034      58,728,130         413,388
                                                               ------------    ------------    ------------
  Cash and cash equivalents at end of period                   $ 13,177,624    $ 29,273,034    $ 58,728,130
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                $      9,210    $     72,811    $      1,180
  Non-cash investing and financing activities:
  Class A common stock, warrant and stock options
  issued for acquisitions                                      $         --    $ 27,713,836    $ 37,968,613
  Class A common stock issued upon conversion of
   preferred stock                                             $     11,984    $        557    $     10,670
  Note receivable in exchange for equipment                    $    510,000    $         --    $         --
  Conversion of redeemable convertible preferred stock
   to Class A common stock                                     $  1,478,976    $    274,177    $  3,934,501
  Preferred stock premium                                      $    (61,906)   $    (89,549)   $   (137,281)
  Class E common stock - redeemed in 2001 and
   issued in 2000                                              $         --    $     40,221    $        421

See accompanying notes.

                          LIGHTPATH TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

ORGANIZATION AND LIQUIDITY

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

The optical components markets have experienced a severe downturn throughout fiscal 2002, resulting in a significant decline in the demand for our products as well as our competitors. Cash used in operations for fiscal 2002 was approximately $12.9 million, a decrease of approximately $2.1 million from fiscal 2001. Throughout fiscal 2002 the Company reduced its cash expenditures through improved manufacturing efficiencies, suspension of selected development projects and consolidation of equipment and facilities. During the fourth quarter of fiscal 2002, the Company announced plans to consolidate lens product lines in Florida, close the New Mexico facilities and reorganize internally which will further decrease our cash requirements for fiscal 2003. While the Company has no firm commitments for any future financing at this time, with a cash balance of approximately $13.2 million at June 30, 2002, the Company will take the necessary actions to manage through this downturn. The Company believes that its financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS consist of cash in the bank and temporary investments with original maturities of ninety days or less when purchased.

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

INTANGIBLE ASSETS consisting of goodwill, customer list and supply contracts, licenses, patents, trademarks and others are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets ranging from ten to seventeen years. Goodwill, customer list and supply contracts and other intangibles are being amortized on a straight-line basis

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

over the estimated period of benefit ranging from two to five years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. See Notes 3 and 4.

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

Sales to Finisar, Corp. were approximately $3 million which represents 24% of all revenues for the year ended June 30, 2002. Sales to the Agere Systems, Inc (formerly Microelectronics division of Lucent Technologies Inc.) were approximately $11.5 million which represents 44% of all revenues for the year ended June 30, 2001. Sales to Lucent Technologies, Inc., for the year ended June 30, 2000 were approximately $930,000 or 41% of total revenues.

RESEARCH AND DEVELOPMENT costs are expensed as incurred.

STOCK-BASED COMPENSATION is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For options issued to non-employees, stock-based compensation is accounted for using the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and EITF Issue 96-18.

Pro forma information required by SFAS 123 has been presented as if the fair value method using a Black-Scholes option pricing model had been applied.

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

RECLASSIFICATION of certain amounts included in the prior year financial statements have been made to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS not yet adopted include Statement No. 142, Goodwill and Other Intangible Assets, which the Company will adopt on July 1, 2002. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company has unamortized goodwill of approximately $2.3 million remaining at July 1, 2002, which will be subject to the transition provisions of Statement

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

142. Amortization expense related to goodwill was $1.3 million, $2.95 million and $2.95 million for the years ended June 30, 2002, 2001 and 2000, respectively. Following adoption of Statement 142, amortization expense, estimated at approximately $1.3 million for the year ended June 30, 2003, will no longer be recorded.

2.   INVENTORIES

The components of inventories include the following at June 30:

                                                 2002               2001
                                              ----------         ----------
     Raw materials                            $1,670,488         $3,208,838
     Work in process                             380,987            971,916
     Finished goods                              352,169          1,233,832
                                              ----------         ----------
     Total inventories                        $2,403,644         $5,414,587
                                              ==========         ==========

Throughout fiscal 2002, the Company noted several factors that caused the re-evaluation of the carrying value of inventory resulting in charges to write down inventory to net realizable value, or to write off inventory to be disposed of given no alternative future use was identified. Total inventory charges of $1.9 million and $1.1 million were recorded during fiscal 2002 related to finished goods/work in process and raw materials inventory, respectively. Specifically, during the first and second quarters, inventory charges of $1.3 million were recorded as the Company continued to note declining quarterly sales from previous levels, lack of growth in sales orders and no sales in certain product areas where the Company had purchased raw materials. The Company also received notification that certain lenses and raw materials did not pass qualification requirements for their particular applications during the second quarter. During the fourth quarter, the manufacturing group changed the production methodology for performance improvements rendering some products obsolete that resulted in charges of $0.5 million. During the fourth quarter, the Company also noted that the value of certain finished lens and raw materials inventory had diminished due to changes in market conditions as some competitors reduced prices for similar products to a level below the Company's cost resulting in inventory write downs of $0.4 million. Finally, the Company noted uncertainty regarding the realization of certain finished products on hand due to cancelled purchase orders which resulted in write downs of $0.8 million during the fourth quarter.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

                                                   2002            2001
                                                -----------     -----------
     Manufacturing equipment                    $ 8,030,935     $13,755,183
     Computer equipment and software                598,643       1,182,772
     Furniture and fixtures                         215,836         604,567
     Platinum molds                                  63,895         656,073
     Leasehold improvements                       1,157,887       1,667,582
                                                -----------     -----------
                                                 10,067,196      17,866,177
     Less accumulated depreciation                3,402,822       5,819,286
                                                -----------     -----------
     Total property and equipment               $ 6,664,374     $12,046,891
                                                ===========     ===========

During the second quarter of fiscal 2002, the Company recorded impairment charges to write off certain excess manufacturing equipment with a carrying value of approximately $0.6 million which was used in the production of collimators and was removed from service by the Company due to changes in the manufacturing process. The net carrying value of equipment held for disposal was approximately $280,000 at June 30, 2002.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of approximately $408,000 related to equipment held for disposal, expected to be completed during the first quarter of fiscal 2002. The net carrying value of the equipment held for disposal was approximately $90,000 at June 30, 2001. The equipment was used for the production of traditional optics in California, which the Company was consolidated into our Florida facility. The equipment was sold to a third party in September 2001 in exchange for $270,000 cash and a note receivable for $270,000 payable over a period of 5 years and a gain of approximately $390,000 was recorded. In addition, during the fourth quarter, certain manufacturing equipment and inventory with a net carrying value of $272,000 were sold to a third party for $32,000 and a note receivable of $240,000 (payable in fiscal 2003) in connection with a licensing agreement and no gain or loss was recognized.

4.   INTANGIBLE ASSETS

Intangible assets consist of the following at June 30:

                                             Life
                                           In years        2002          2001
                                           --------    -----------   -----------
     Goodwill                                 4        $ 5,203,365   $ 5,203,365
     Customer list and supply contract        4          1,041,750     4,800,000
     Developed technology                   2 - 4        6,064,981    18,000,000
     Covenant not-to-compete                  3          3,100,000     3,100,000
     Other intangibles                      2 - 5        2,860,000     2,860,000
     Patents and trademarks granted        10 - 17         643,388       582,787
     License agreements                                         --        46,560
     Patent applications in process                         74,757       127,800
                                                       -----------   -----------
                                                        18,988,241    34,720,512
     Less accumulated amortization                      10,934,062     9,037,171
                                                       -----------   -----------
     Total intangible assets                           $ 8,054,179   $25,683,341
                                                       ===========   ===========

The Company's Geltech subsidary experienced sales growth during the first quarter of fiscal 2002, however, design changes by a major customer in October 2001 as well as the continued decline in the telecommications industry led to a significant decline in future sales projections and growth potential. The Company determined that the estimated future undiscounted cash flows remaining from the developed technology and customer list recorded in connection with the purchase of Geltech were below the carrying value of the related intangible assets. Accordingly, during the second quarter of fiscal year 2002 the Company recorded an impairment charge of approximately $4.9 million to write down the carrying value of these intangibles to their estimated fair value of approximately $4.7 million. The estimated fair values of the intangible assets were based on the anticipated discounted future cash flows from revised sales forecasts. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

During fiscal 2001, revenues from the sale of Horizon's products were substantial for the first nine months of fiscal 2001, however, Horizon had to defer sales under a supply contract to a significant customer beginning in May 2001. The Company determined that the aggregate estimated future undiscounted cash flows related to the customer supply contract and associated goodwill recorded in connection with the acquisition of Horizon were less then the carrying value of the related intangible assets and the intangibles were written down to their estimated fair value which resulted in an impairment charge of approximately $13.4 million being recorded in the fourth quarter of fiscal year 2001. In November 2001, the customer indicated they will not take delivery of any remaining orders which resulted in the impairment of the remaining carrying value of the customer supply contract of approximately $1.5 million during the second quarter of fiscal year 2002.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

5.   ACQUISITIONS

The Company did not complete any acquisitions during the year ended June 30, 2002. The Company completed the acquition described below during the fiscal year ended June 30, 2001.

On September 20, 2000, the Company acquired all of the outstanding shares of Geltech, for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of Class A common stock (valued at $27.5 million) and approximately $1 million in acquisition costs. The number of shares of Class A common stock issued to the former shareholders of Geltech was based on the average closing price of the Class A common stock for five days prior to the date of the purchase agreement, August 9, 2000. Geltech, a Delaware corporation, is a manufacturer of precision molded aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company's consolidated financial statements from September 20, 2000.

In the first quarter of fiscal 2001, the Company recorded a non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of the purchased technology of Geltech. This charge represents technology that did not meet the accounting definitions of "completed technology," and thus should be charged to earnings under generally accepted accounting principles. This assessment analyzed certain diffraction gratings, waveguides, lens arrays and sub-assembly technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products were orginally estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. The estimated fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. During the year ended June 30, 2002, there were no significant sales generated from these programs and we concluded research efforts on two of these programs.

6.   INVESTMENT IN LIGHTCHIP, INC.

On May 21, 2002, LightChip issued additional shares of voting convertible preferred stock to certain existing shareholders of which the Company purchased its pro-rata interest of approximately $1.5 million. The Company's combined common stock and preferred stock voting interest in LightChip decreased to approximately 13% following the completion of the round. This equity round was at a price per share that was less than the carrying value of LightPath's existing investment in LightChip creating an other than temporary decline in the fair value of our investment that resulted in a write down of approximately $6.3 million during the quarter ending June 30, 2002.

On August 21, 2000, LightChip issued additional shares of voting convertible preferred stock for $60 million, of which the Company funded $7.2 million, its pro-rata interest. On December 8, 1999, LightChip issued additional shares of voting convertible preferred stock for $16 million, of which the Company funded $1 million and the Company's combined common stock and preferred stock voting interest in LightChip decreased to approximately 18% following the investment. Accordingly, the Company began accounting for its investment in LightChip under the cost method in December 1999. In accordance with the SEC staff position stated in EITF Topic D-84, the Company's pro-rata share of LightChip losses through December 8, 1999, totaling $514,288 were not recognized as a result of the Company's additional investment.

7.   RESTRUCTURING

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities in Albuquerque, New Mexico to Orlando, Florida by September 30, 2002. A restructuring accrual for employee severance and other exit costs was recorded at June 30, 2002 for approximately

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

$1.1 million, which includes employee severance for 67 employees and other lease costs. As of June 30, 2002, none of the restructuring costs accrued were paid. The severance benefits will be paid prior to December 31, 2002 and the lease payments will be substantially complete by June 30, 2003. In addition, in the fourth quarter the Company recorded asset impairment charges of $3.2 million to write down the carrying value to estimated fair value less costs to sell of certain manufacturing and other equipment, and leasehold improvements held for disposal in connection with the Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003.

8.   CAPITAL LEASES AND NOTE PAYABLE

The Company has capital lease obligations of approximately $10,000, payable in monthly installments including interest at 11.7%, which expire in September 2002. These obligations are generally secured by the equipment purchased under the agreement. Geltech is currently in negotiations with Corning Inc. related to their licensing agreement and has not repaid a balance of approximately $78,000 on the note payable to Corning Inc. that was originally due in July 1999. The Company does not accrue interest on the note (prime rate plus .5%) and the unpaid amount is included in the capital lease obligations and note payable at June 30, 2002. The Company incurred interest expense of $9,210, $77,904, and $1,180 in years ended June 30, 2002, 2001, and 2000, respectively.

A line of credit for $500,000 expired in June 2002.

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

In October 1999, the Board of Directors designated 500 shares as Series F Convertible Preferred Stock; $.01 par value. The Company entered into a private placement transaction which provided proceeds on the sale of 408 shares of
Series F Preferred Stock totaling $4,080,000, less issuance costs of approximately $180,000 resulting in net proceeds of approximately $3,900,000 by the final closing date, November 2, 1999. During the third quarter of fiscal 2002, the 127 outstanding shares of Series F Convertible Preferred Stock outstanding were converted into 1,198,404 shares of Class A common stock.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

The Series A, Series B, Series C and Series F Convertible Preferred Stock (collectively "Convertible Preferred Stock") had a stated value and liquidation preference of $10,000 per share, plus an 8% per annum premium (7% Series F). The holders of the Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Convertible Preferred Stock was convertible into Class A common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $5.625, $7.2375, $6.675 and $5.00 for the Series A, Series B, Series C and Series F Convertible Preferred Stock, respectively, or 85% (80% Series F) of the average closing bid price of the Company's Class A common stock for the five days preceding the conversion date. The beneficial conversion feature in each of the Series A, Series B and Series C Preferred Stock was recognized as an imputed dividend prior to June 30, 1998. The beneficial conversion feature in the Series F Preferred Stock was recognized as an imputed dividend for the year ended June 30, 2000, in the amount of $2,094,662, increasing net loss applicable to common shareholders from the date of issuance to the first date that conversion can occur.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

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

Preferred stock activity during the fiscal periods ended June 30, 2002, 2001 and 2000 were as follows:

                                                  CONVERTIBLE PREFERRED STOCK
                                                 -----------------------------
                                                  SERIES A,
                                                 SERIES B &
     SHARES OUTSTANDING AT:                       SERIES C   SERIES F    TOTAL
                                                  --------   --------    -----
     June 30, 1999                                   122         --        122
                                                    ----       ----       ----
       Issuance of Series F preferred stock           --        408        408
       Conversions to common stock                  (122)      (255)      (377)
                                                    ----       ----       ----
     June 30, 2000                                    --        153        153
                                                    ----       ----       ----
       Conversions to common stock                    --        (26)       (26)

     June 30, 2001                                    --        127        127
       Conversions to common stock                    --       (127)      (127)
                                                    ----       ----       ----
     June 30, 2002                                    --         --         --
                                                    ====       ====       ====

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

The Company's authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares" ) with $.01 par value. The stockholders of E Shares are entitled to one vote for each share held. Each E Share was automatically convertible into one share of Class A common stock in the event that the Company's income before provision of income taxes and extraordinary items or any charges which result from the conversion of the E Shares was equal to or in excess of a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E Shares were redeemed by the Company, effective as of September 30, 2000. The former holders of E Shares will receive their redemption value of $.0001 per share as well as $0.40 per share in settlement of certain stockholder litigation beginning August 2002. See Note 15.

Warrants

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

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

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

Other warrants include, warrants to purchase up to 281,250 shares of Class A Common Stock at $6.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors. As part of the agrement, Robert Ripp purchased 62,500 shares of LightPath Class A Common Stock for $4.00 per share. In connection with the Geltech acquisition, the Company assumed a warrant to purchase up to 6,753 shares of Class A Common Stock at $25.27 per share at any time through June 2004. The underlying shares for these warrants were registered on a Form S-3 which remain effective.

The following table provides information on warrants during fiscal 2002, 2001, and 2000.

                                                                 Warrants
                                           -----------------------------------------------------
                                                                          Class         Class
                                                                         C, E, G,      D, F, H
     Outstanding                           Class A & B      I & K         J & L         Other
                                           -----------    ----------    ----------    ----------
     June 30, 1999                           4,519,000       914,068       123,345            --
                                            ----------    ----------    ----------    ----------

       Issuance of securities                2,950,469       916,950       275,000       281,250
       Conversions and exercises - equity   (7,469,469)   (1,392,371)     (201,345)           --
       Conversions -  debt                          --      (427,350)     (150,000)           --
                                            ----------    ----------    ----------    ----------

     June 30, 2000                                  --        11,297        47,000       281,250
                                            ----------    ----------    ----------    ----------

       Issuance of securities                    6,753
       Conversions and exercises - equity           --            --       (47,000)           --
                                            ----------    ----------    ----------    ----------

     June 30, 2001                                  --        11,297            --       288,003
                                            ----------    ----------    ----------    ----------
     June 30, 2002                                  --        11,297            --       288,003
                                            ==========    ==========    ==========    ==========

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

11.  INCOME TAXES

Due to the Company's losses from operations, there was no provision for income taxes during the years ended June 30, 2002, 2001, and 2000.

Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

     Deferred tax assets:                                 2002            2001
                                                      ------------    ------------
        Net operating loss and credit carryforwards   $ 24,199,000    $ 20,648,000
        Stock-based compensation                         6,962,000       5,038,000
        Investment in LightChip                          3,056,000         523,000
        Research and development expenses                1,195,000         232,000
        Inventory                                        1,164,000         654,000
        Accrued expenses and other                       2,736,000         138,000
                                                      ------------    ------------
     Gross deferred tax assets                          39,312,000      27,233,000
     Valuation allowance for deferred tax assets       (35,674,000)    (20,968,000)
                                                      ------------    ------------
        Total deferred tax assets                        3,638,000       6,265,000
     Deferred tax liabilities:
        Intangible assets                               (2,107,000)     (8,704,000)
        Depreciation and other                          (1,531,000)       (877,000)
                                                      ------------    ------------
        Total deferred tax liabilities                  (3,638,000)     (9,581,000)
                                                      ------------    ------------
     Net deferred tax liability                       $         --    $ (3,316,000)
                                                      ============    ============

The valuation allowance increased by approximately $14.7 million and $17.6 million during the years ended June 30, 2002 and 2001, respectively. To the extent that approximately $3.0 million of the valuation allowance related to acquired tax attributes is reduced in future periods, the benefit will be recognized as a reduction to goodwill and intangible assets prior to recording any future benefits.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

At June 30, 2002, the Company has consolidated net operating loss carryforwards for federal income tax purposes of approximately $60.5 million (including $8.5 million of acquired net operating losses) which will expire from 2009 through 2022, if not previously utilized. The Company also has research and development credit carryforwards of approximately $660,000 which will expire from 2009 through 2022, if not previously utilized. A portion of the net operating loss carryforwards and the majority of the research and development credit carryforwards are subject to certain limitations of the Internal Revenue Code which restrict their annual utilization in future periods due principally to changes in ownership in prior periods.

12.  EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

At June 30, 2002, the Company has three stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations and SFAS 123 (non-employee grants only) in accounting for its plans. No compensation costs have been recognized for its fixed stock options grants to employees where the fair market value of the underlying stock equaled the option price at the date of grant.

In June 1992, the Company implemented the Omnibus Incentive Plan (the "Incentive Plan"), and the Directors Stock Option Plan (the "Directors Plan"). The Company has reserved 3,275,000 shares of common stock for awards under the Incentive Plan. The number of shares reserved for award under the Directors Plan at June 30, 2002 is 450,000 shares of common stock.

The Incentive Plan authorizes the Company to grant various awards using common stock, and cash to officers and key employees of the Company. Prior to fiscal 2001, only incentive stock options had been issued under the plan with an

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

exercise price equal to the fair market value of the underlying stock on the date the options are granted and an average vesting period of four years. During fiscal 2001, following the Geltech acquisition, the Company issued 130,000 stock options with exercise prices below fair market value on the date of grant. In addition, the Company issued 86,745 and 67,912 shares of common stock for time accelerated restricted stock awards to management during fiscal 2002 and 2001 respectively, which vest upon continued employment for five years, or three years if certain performance criteria are met. The intrinsic value of the restricted stock awards is being recognized over the vesting period. The Company recognized a stock-based compensation charge of approximately $310,000 and $330,000 in fiscal 2002 and 2001 respectively, related to the restricted stock awards and the in-the-money options. The term of the options granted under the Incentive Plan cannot exceed ten years and grants to stockholders who hold 10% or more of the Company stock cannot exceed five years from the date of grant. There are approximately 323,000 options under the Incentive Plan available for grant at June 30, 2002.

The Directors Plan authorizes the Company to grant awards to certain eligible non-employee directors of the Company using common stock. Under the plan each non-employee director receives options to purchase shares of the Company common stock. Prior to fiscal 2001, the director's option vested ratably over their three year term. In fiscal 2001, the plan adopted an annual grant which vest monthly over the year. Each option granted under the Directors Plan will be granted at a price equal to the fair market value of the underlying stock on the date the options are granted with a term of ten years. There are approximately 63,000 options under the Director Plan available for grant at June 30, 2002.

In addition, the Company has issued nonqualified options to certain directors, officers and consultants to the Company not covered by the Incentive or Directors Plans. In November 1999, the Company entered into a Directors Compensation Agreement, pursuant to which the Company's Chairman could elect to receive a restricted stock grant if the closing price of the Company's Class A common stock exceeded certain targets during the term of the agreement. During the quarter ended March 31, 2000, the target prices defined in the agreement were reached resulting in the recording of a non-cash stock-based compensation charge which was subject to adjustment for changes in the market value of the Class A common stock. Accordingly through March 31, 2000, the Company recognized a non-cash stock-based compensation charge of approximately $710,000, under the terms of the original agreement. Subsequent to March 31, 2000, the Company modified the terms of the Directors Compensation Agreement whereby the share substitution clause was deleted. The Chairman received two nonqualified stock option grants to acquire 1 million and 500,000 shares each of Class A Common Stock with a ten-year term which vest on December 1, 2001. The exercise prices are $6 and $24 per share, respectively. Based on the terms of the options granted (1 million granted with an exercise prices less than market), non-cash charges of approximately $18 million will be amortized over the vesting period of the options. In addition, 219,000 and 150,000 options were granted in fiscal 2001 and 2000, respectively, to officers at a price equal to the fair market value of the underlying stock on the date of grant, with a term of ten years. The board of directors accelerated the vesting of certain options issued which resulted in the recording of stock-based compensation charges of approximately $35,000 and $400,000 during the years ended June 30, 2001 and 2000, respectively. In the aggregate, approximately $4.8 million, $11.2 million and $3.1 million of non-cash charges were recorded for the years ended June 30, 2002, 2001 and 2000, respectively.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

A summary of the status of the stock option plans as of June 30, 2002, 2001 and 2000 and changes during the years ended is presented below:

                                                                                          Weighted
                                                                                           Average
Shares under option:                  Incentive Plan   Directors Plan    Nonqualified   Exercise Price
                                      --------------   --------------    ------------   --------------
     Outstanding at June 30, 1999          998,874          206,049           39,928      $     6.29
     Granted at market value               718,321           60,227          650,000      $    16.47
     Granted below market value                 --               --        1,000,000      $     6.00
     Exercised                            (419,257)         (36,000)              --      $     4.77
     Lapsed or canceled                    (18,181)              --             (435)     $     5.18
                                        ----------       ----------       ----------      ----------
     Outstanding at June 30, 2000        1,279,757          230,276        1,689,493      $    10.82
     Granted at market value             1,032,781           80,000          219,000      $    17.00
     Granted below market value            130,000               --               --      $    33.43
     Exercised                            (254,656)         (46,510)          (7,645)     $     4.96
     Lapsed or canceled                    (68,400)         (24,642)         (10,000)     $    14.99
                                        ----------       ----------       ----------      ----------
     Outstanding at June 30, 2001        2,119,482          239,124        1,890,848      $    13.86
     Granted at market value               643,145           64,000          262,000      $     3.64
     Exercised                            (107,500)              --               --      $     2.75
     Lapsed or canceled                   (526,687)              --          (66,000)     $    12.42
                                        ----------       ----------       ----------      ----------
     Outstanding at June 30, 2002        2,128,440          303,124        2,086,848      $    12.12
                                        ==========       ==========       ==========      ==========


     Options exercisable:
     June 30, 2002                         823,201          295,204        1,668,848      $    12.46
                                        ==========       ==========       ==========      ==========
     June 30, 2001                         565,270          215,188           66,848      $    11.31
                                        ==========       ==========       ==========      ==========
     June 30, 2000                         487,591          180,728           39,493      $     6.67
                                        ==========       ==========       ==========      ==========

The following table summarizes information about fixed stock options outstanding at June 30, 2002:

                                  Options Outstanding                           Options Exercisable
                  -------------------------------------------------       --------------------------------
                      Number       Weighted-Avg.                             Number
   Range of       outstanding at     Remaining        Weighted-Avg.       Exercisable at     Weighted-Avg.
Exercise Prices   June 30, 2002   Contractual Life   Exercise Price       June 30, 2002     Exercise Price
---------------   -------------   ----------------   --------------       -------------     --------------
  $1 to 7.49        2,278,172       8.0 Years            $ 4.97             1,475,266           $ 5.67
  $7.5 to 15          716,000          8.0               $10.69               325,425           $10.12
   $16 to 20          476,750          8.2               $17.80               228,500           $17.71
   $21 to 30          889,522          8.0               $24.56               704,094           $24.33
   $31 to 52          157,968          7.6               $34.34                53,968           $35.36
                   ----------                                              ----------
    $1 to 52        4,518,412          8.0               $12.12             2,787,253           $12.46
                   ==========                                              ==========

Had compensation costs for the Company's stock based compensation plans been determined using the fair value method of FASB Statement No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended June 30:

                                                               2002            2001              2000
                                                          --------------  --------------    --------------
Net loss applicable to common shareholders, as reported   $  (50,745,243) $(60,852,910))    $  (17,842,010)
                                                          ==============  ==============    ==============

Net loss applicable to common shareholders, pro forma     $  (55,829,000) $  (62,328,000)   $  (18,719,000)
                                                          ==============  ==============    ==============

Basic and diluted net loss per share, as reported         $        (2.56) $        (3.19)   $        (1.86)
                                                          ==============  ==============    ==============

Basic and diluted net loss per share, pro forma           $        (2.82) $        (3.27)   $        (1.95)
                                                          ==============  ==============    ==============

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

The weighted-average fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was $2.89, $13.63, and $9.33, respectively. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal:

                                                2002       2001       2000
                                                 ---        ---        ---
     Expected Life (years)                         3          3          3
     Risk free interest rate                       6%         7%         7%
     Volatility                                  150%       125%       125%
     Dividend Yield                                0%         0%         0%

13.  NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2002: 4,518,412 Class A common stock options, and private placement and other warrants to acquire 299,300 shares of Class A common stock.

A premium ranging from 7 to 8 percent earned by the preferred shareholders of $61,906, $89,549, and $137,281 increased the net loss applicable to common shareholders for the years ended June 30, 2002, 2001, and 2000, respectively. In addition, net loss applicable to common shareholders was increased by an imputed dividend in the amount of $2,094,662 during the year ended June 30, 2000. The imputed dividend resulted from a beneficial conversion feature associated with the Series F Preferred Stock issued on November 2, 1999.

14.  PENSION PLAN

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2001 were approximately $65,000. There were no company matching contributions made during the fiscal years ended June 30, 2002 and 2000.

15.  COMMITMENTS AND CONTINGENCIES

The Company has operating leases for office equipment and office space. At June 30, 2002, the Company has entered into lease agreements for manufacturing and office facilities in Albuquerque, New Mexico, Walnut, California, New Jersey, and Orlando, Florida. These leases, which are generally for five year terms with renewal options, expire beginning in September 2002 through November 2008. Equipment rental agreements are generally for three year terms. Equipment and office rent expense recognized for the years ended June 30, 2002, 2001, and 2000 was approximately $1.5 million, $950,000, and $285,000, respectively. Commitments under noncancelable operating leases, excluding amounts accrued as exit costs in connection with the Company's plan to relocate operations to Florida (see note 7),are approximately $0.8 million for 2003; $0.7 million for 2004; $0.6 million for 2005; $0.6 million for 2006 and $1.5 million for 2007 and beyond.

The Company has employment agreements, which expire in March 2003 through September 2003, with officers and key employees which provide for an aggregate payment of salaries of approximately $0.7 million annually. The Company has outstanding purchase commitments for approximately $300,000 at June 30, 2002. The majority of these commitments are for raw materials and lens finishing.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County. The action seeks a declaratory judgment with respect to the Company's right to redeem the Class E Common Stock on March 31, 2001 for $.0001 per share, the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The named defendants are Donald E. Lawson, former President, Chief Executive Officer and a Director of the Company, who owns an aggregate of 25,000 shares of Class E Common Stock, Louis G. Leeburg, a Director of the Company, who owns an aggregate of 7,272 shares of Class E Common Stock, and William Leeburg, who owns or controls an aggregate of 21,816 shares of Class E Common Stock. The Company entered into a proposed settlement of this lawsuit whereby the holders of Class E Common Stock could elect to receive either $.40 for each share of Class E Common Stock or a two year option to purchase one Class A Common Stock for each 100 shares of Class E Common Stock they hold. On January 8, 2001, the Delaware Chancery Court held a hearing on the proposed settlement and ruled on February 2, 2001, that holders of Class E Common Stock must be provided an opportunity to request exclusion from the settlement class. In December 2001, the Company agreed to proceed with the settlement to include a provision that each former E shareholder has the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares of Class E Common Stock will participate in the settlement whereas holders of approximately 0.5 million shares opted out of the settlement. The Company has determined that it is probable that the settlement offer will occur and an estimated settlement charge of $1.5 million has been accrued as of June 30, 2002.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The participants in the Texas Action will be provided the opportunity to accept the settlement discussed above. In addition, the Company participated in a mediation proceeding relating to the Texas Action on October 23, 2001. During fiscal 2002, the Company incurred and expensed legal fees associated with these claims of approximately $0.7 million, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of June 30, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

On November 15, 2000, the Company filed a complaint against Carmichael & Company LLC, in the State of New Mexico, for violation of its agreement with the Company as financial advisors and sought to terminate the agreement. On or about
November 15, 2000, Carmichael & Company LLC filed a complaint against the Company in the State of New York, for breach of contract and claiming approximately $5 million in damages. On April 5, 2001, the parties met in New Mexico for mediation and was settled by payment of $1.3 million to Carmichael. The Company incurred approximately $300,000 in legal fees in connection with this matter during fiscal 2001. The financial advisor contract with Carmichael & Company LLC was terminated and both parties released the other from any further claims.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial position or results of operations.

16.  RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2002, 2001, and 2000, current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $478,000, $405,000, and $425,000, respectively.

Sales to Lucent Technologies, Inc., which owned approximately 3% of the outstanding Class A common stock of the Company, for the year ended June 30, 2000 were approximately $930,000.

17.  SEGMENT INFORMATION

Optoelectronics and Fiber Telecommunications ("Telecom"), represents 67% of total fiscal 2002 revenues of the Company, and Traditional Optics, represent 33% of total fiscal 2002 revenues, are the Company's reportable segments under SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). The telecom segment is based primarily on the development and sale of fiber collimators and fiber-optic switches, free space isolators, precision molded aspheric optics and other related passive component products for the optoelectronics segment of the telecommunications industry. The traditional optics segment is based primarily upon the sale of lenses to the data storage and medical equipment market and the development and sale of GRADIUM glass in the form of lenses and blanks for the general optics markets. During fiscal 2002 approximately $3.4 million in telecom sales were derived from two isolator customers. During fiscal 2001 approximately $13.4 million in telecom sales were derived from one isolator and one collimator customer and approximately $.6 million of traditional lens sales were derived from one medical equipment customer. During fiscal 2000 approximately $1.3 million in sales were derived from one isolator and one collimator customer and approximately $227,000 of lens sales were derived from two YAG laser customers.

                          LightPath Technologies, Inc.
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and 2001 (Continued)

Summarized financial information concerning the Company's reportable segments for the respective years ended June 30, is shown in the following table.

                                    Traditional      Corporate
Segment Information    Telecom        Optics       And other (1)       Total
-------------------    -------        ------       -------------       -----
Revenues (2)
          2002      $   8,339,467    4,167,115               --    $ 12,506,582
          2001      $  21,076,466    5,066,690               --    $ 26,143,156
          2000      $   1,497,911      768,353               --    $  2,266,264

Segment operating loss (3)
          2002      $ (11,705,885)  (4,006,492)     (35,869,368)   $(51,581,745)
          2001      $  (7,201,837)      73,162      (55,997,603)   $(63,126,278)
          2000      $  (7,540,317)    (365,316)      (8,292,289)   $(16,197,922)

Depreciation and amortization
          2002      $   8,147,870    2,534,427          240,234    $ 10,922,531
          2001      $  13,450,705    2,617,060          194,024    $ 16,261,789
          2000      $   2,468,543      558,205           63,574    $  3,090,322

Capital expenditures for
  segment assets
          2002      $   1,649,634      401,379          706,515    $  2,757,528
          2001      $   5,500,656    1,146,402          583,636    $  7,230,694
          2000      $   2,768,108    2,255,552          124,778    $  5,148,438

Total assets
          2002      $  16,733,907    5,283,454       14,959,867    $ 36,977,228
          2001      $  40,307,590   12,899,691       31,083,127    $ 84,290,408

                                                  Other Foreign
Geographic                                          Countries
Information         United States     Canada        (over 15)          Total
-----------         -------------     ------        ---------          -----
Revenues (4)
          2002      $  10,810,964      371,539        1,324,079    $  12,506,582
          2001      $  22,236,329    1,678,633        2,228,194    $  26,143,156
          2000      $   1,749,974           --          516,290    $   2,266,264

----------
(1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions which are not allocated to segments. Corporate assets include cash and cash equivalents, other receivables, advances, prepaid expenses and unallocated property and equipment. The Company's investment in LightChip is included in the assets of the Telecom segment.
(2) There were no material inter-segment sales during the years ended June 30, 2002, 2001 or 2000.
(3) In addition to unallocated corporate functions, management does not allocate restructuring charges, impairments, interest expense, interest income, other non-operating income and expense amounts in the determination of the operating performance of the reportable segments
(4) Revenues attributed to foreign countries are export sales, and are based on the destination of the shipment. The Company has no long lived assets in a foreign country.

                          LIGHTPATH TECHNOLOGIES, INC.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIGHTPATH TECHNOLOGIES, INC.



                                        By: /s/ Robert Ripp      August 29, 2002
                                            ------------------------------------
                                            ROBERT RIPP          DATE
                                            CHAIRMAN AND INTERIM CHIEF EXECUTIVE
                                            OFFICER, PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Ripp               August 29, 2002   /s/ Kenneth Brizel      August 29, 2002
---------------------------------------------   ---------------------------------------
Robert Ripp                                     Kenneth Brizel, as of July 8, 2002
Chief Executive Officer, Interim                Chief Executive Officer, President and
President                                       Director (Principal Executive Officer)
(Principal Executive Officer)


/s/ Donna R. Bogue            August 29, 2002
---------------------------------------------
Donna R. Bogue
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)


/s/ Robert Ripp               August 29, 2002   /s/ James L. Adler Jr.  August 29, 2002
---------------------------------------------   ---------------------------------------
Robert Ripp                                     James L. Adler Jr.
Chairman of the Board                           Director


/s/ Robert Bruggeworth        August 29, 2002   /s/ Louis Leeburg       August 29, 2002
---------------------------------------------   ---------------------------------------
Robert Bruggeworth                              Louis Leeburg
Director                                        Director

/s/ Dr. Steven R. J. Brueck   August 29, 2002   /s/ Gary Silverman      August 29, 2002
---------------------------------------------   ---------------------------------------
Dr. Steven R. J. Brueck                         Gary Silverman
Director                                        Director

                                  CERTIFICATION

I, Robert Ripp, certify that:

     1. I have reviewed this annual report on Form 10-K of LightPath Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: August 29, 2002

                                        /s/ Robert Ripp
                                        -------------------------------
                                        Chief Executive Officer,
                                        LightPath Technologies, Inc.


I, Donna Bogue, certify that:

     4. I have reviewed this annual report on Form 10-K of LightPath Technologies, Inc.;

     5. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     6. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: August 29, 2002

                                        /s/ Donna Bogue
                                        -------------------------------
                                        Chief Financial Officer,
                                        LightPath Technologies, Inc.