Form 10-Q
period 2002-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2002-11-06
CIK 889971

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        COMMISSION FILE NUMBER 000-27548


                          LIGHTPATH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                                                    86-0708398
(State or other jurisdiction of                                                      (I.R.S. Employer
 incorporation or organization)                                                     Identification No.)


   2603 CHALLENGER TECH CT. SUITE 100             HTTP://WWW.LIGHTPATH.COM                 32826
            ORLANDO, FLORIDA                                                             (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (407) 382-4003

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

Common Stock, Class A, $.01 par value                    20,677,071 shares
              CLASS                              OUTSTANDING AT OCTOBER 30, 2002

================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1   Condensed Consolidated Balance Sheets                                 2
         Condensed Consolidated Statements of Operations                       3
         Condensed Consolidated Statements of Cash Flows                       4
         Notes to Condensed Consolidated Financial Statements                  5
Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                12
Item 3   Quantitative and Qualitative Disclosures About Market Risk           16
Item 4   Controls and Procedures                                              16


PART II  OTHER INFORMATION

         Legal Proceedings                                                    17
         Changes in Securities and Use of Proceeds                            17
         Defaults Upon Senior Securities                                      17
         Submission of Matters to a Vote of Security Holders                  17
         Other Information                                                    18
         Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                    19

CERTIFICATION                                                                 20

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,      JUNE 30,
                                                                            2002             2002
                                                                        -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $   9,047,164    $  13,177,624
  Trade accounts receivable - less allowance of $318,995 and $278,255       1,101,265        1,560,198
  Inventories                                                               2,338,915        2,403,644
  Prepaid expenses and other receivables                                      988,226        1,531,367
                                                                        -------------    -------------
       Total current assets                                                13,475,570       18,672,833

Property and equipment - net                                                6,029,937        6,664,374
Goodwill  - net                                                             2,276,472        2,276,472
Intangible assets - net                                                     4,980,053        5,777,707
Investment in LightChip, Inc. and other assets                                171,226        3,585,842
                                                                        -------------    -------------
       Total assets                                                     $  26,933,258    $  36,977,228
                                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $     533,957    $   1,002,374
  Accrued liabilities                                                         571,780        1,835,040
  Accrued payroll and benefits                                                685,453          549,241
  Accrued severance and exit costs                                            641,929        1,059,680
  Other current liabilities                                                    77,613           88,550
                                                                        -------------    -------------
       Total current liabilities                                            2,510,732        4,534,885

Commitments and contingencies - (Note 10)

Stockholders' equity:
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 20,677,071 shares
    issued and outstanding                                                    206,771          206,771
  Additional paid-in capital                                              188,314,133      188,276,439
  Accumulated deficit                                                    (164,098,378)    (156,040,867)
                                                                        -------------    -------------
       Total stockholders' equity                                          24,422,526       32,442,343
                                                                        -------------    -------------
       Total liabilities and stockholders' equity                       $  26,933,258    $  36,977,228
                                                                        =============    =============

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
REVENUES

   Sales                                                        $  1,644,983    $  3,350,054

   Product development fees and other sales                               --         107,992
                                                                ------------    ------------

Total revenues                                                     1,644,983       3,458,046

COSTS AND EXPENSES

   Cost of sales (exclusive of stock-based compensation
     of ($30,551) and $6,956, for the three months ended
     September 30, 2002 and 2001, respectively)                    2,243,251       3,113,767

   Selling, general and administrative (exclusive of
     stock-based compensation of $55,358 and $2,809,052 for
     the three months ended September 30, 2002 and
     2001, respectively)                                           2,022,734       3,837,268

   Research and development (exclusive of stock-based
     compensation of $12,887 and $13,767 for the three months
     ended September 30, 2002 and 2001, respectively)                933,789       2,052,454

   Asset impairment                                                3,537,791              --

   Stock-based compensation                                           37,694       2,829,775

   Amortization of goodwill and intangibles                          812,865       2,690,756

   Consolidation and relocation expense                              199,113              --
                                                                ------------    ------------

Total costs and expenses                                           9,787,237      14,524,020
                                                                ------------    ------------

Operating loss                                                    (8,142,254)    (11,065,974)

OTHER INCOME (EXPENSE)

   Investment and other income, net                                   84,743         709,723
                                                                ------------    ------------

Net loss                                                        $ (8,057,511)   $(10,356,251)

Imputed dividend on preferred stock                                       --         (25,609)
                                                                ------------    ------------

Net loss applicable to common shareholders                      $ (8,057,511)   $(10,381,860)
                                                                ============    ============

Basic and diluted net loss per share                            $      (0.39)   $      (0.54)
                                                                ============    ============

Number of shares used in per share calculation                    20,677,071      19,371,167
                                                                ============    ============

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (8,057,511)   $(10,356,251)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                           1,301,320       3,434,447
   Asset impairment                                        3,537,791              --
   Stock-based compensation                                   37,694       2,829,775
   Provision for uncollectible accounts receivable            40,740              --
Changes in operating assets and liabilities:
   Trade receivables                                         418,193         (81,146)
   Inventories                                                64,729         (43,474)
   Prepaid expenses and other                                554,714         295,401
   Accounts payable and accrued expenses                  (2,013,216)        629,512
                                                        ------------    ------------
Net cash used in operating activities                     (4,115,546)     (3,291,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                       (104,774)     (1,099,969)
Proceeds from sale of assets                                 116,008         270,000
Patent and license agreement costs, net                      (15,211)        (48,201)
                                                        ------------    ------------
Net cash used in investing activities                         (3,977)       (878,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases                                   (10,937)       (116,312)
                                                        ------------    ------------
Net cash provided by financing activities                    (10,937)       (116,312)
                                                        ------------    ------------
Net decrease in cash and cash equivalents                 (4,130,460)     (4,286,218)
Cash and cash equivalents at beginning of period          13,177,624      29,273,034
                                                        ------------    ------------
Cash and cash equivalents at end of period              $  9,047,164    $ 24,986,816
                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Note receivable in exchange for equipment               $         --    $    270,000
Preferred stock premium                                 $         --    $    (25,609)

SEE ACCOMPANYING NOTES.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2002

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

The optical components markets have experienced a severe downturn since mid-2001, resulting in a significant decline in the demand for our products as well as our competitors. Cash used in operations for the quarter ended September 30, 2002 was approximately $4.1 million, an increase of approximately $2.1 million from the quarter ended June 30, 2002. The decrease was principally due to reduced revenues combined with the payment of $1.2 million related to the settlement of certain litigation and $0.6 million of cash used in connection with the consolidation and relocation efforts during the quarter. We will continue to reduce our cash expenditures through improved manufacturing efficiencies, suspension of selected development projects and consolidation of equipment and facilities. During the first quarter of fiscal 2003, we initiated the consolidation of our lens product lines in Florida, ceased manufacturing operations in our New Mexico facilities and reorganized internally, all of which we believe will further decrease our cash requirements for the remainder of fiscal 2003. While the Company has no firm commitments for any future financing at this time, with a cash balance of approximately $9 million at September 30, 2002, we will take the necessary actions to manage through this downturn. We believe that our financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Form 10-K for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 4, 2002.

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

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

INTANGIBLE ASSETS consisting of customer list and supply contracts, licenses, patents, trademarks and others are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets ranging from ten to seventeen years. Customer list and supply contracts and other intangibles are being amortized on straight-line basis over the estimated period of benefit ranging from two to five years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required.

The Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142) on July 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has not completed its review of goodwill for impairment in accordance with SFAS 142, however, the review will be completed by December 31, 2002.

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

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

2. INVENTORIES

The components of inventories include the following at:

                                September 30       June 30
                                    2002            2002
                                 ----------      ----------
     Raw materials               $1,912,006      $1,670,488
     Work in process                322,251         380,987
     Finished goods                 104,658         352,169
                                 ----------      ----------
     Total inventories           $2,338,915      $2,403,644
                                 ==========      ==========

3. PROPERTY AND EQUIPMENT

In the fourth quarter of fiscal 2002, the Company recorded asset impairment charges of $3.2 million to write down the carrying value to estimated fair value less costs to sell certain manufacturing and other equipment, and leasehold improvements held for disposal in connection with the Company's plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003. During the first quarter of fiscal 2003 additional asset impairment charges of $134,748 were recorded as a result of the relocation and disposal of equipment in connection with the consolidation of operations. The net carrying value of the equipment remaining which was held for disposal at September 30, 2002 is approximately $80,000.

4. GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $445,000 for the three-month period ended September 30, 2002. The following table presents the impact of the adoption of SFAS 142 on the Company's reported net loss and net loss per applicable common share had SFAS 142 been in effect in fiscal 2001:

                                                           September 30,    September 30,
     Three month periods ended:                                2002             2001
                                                           -------------    ------------
     Reported net loss applicable to common shareholders   $  (8,057,511)   $(10,381,860)
                                                           -------------    ------------

     Adjustment - amortization of goodwill                            --         445,210
                                                           -------------    ------------

     Adjusted net loss applicable to common shareholders   $  (8,057,511)   $ (9,936,650)
                                                           =============    ============

     Reported net loss per applicable common share         $       (0.39)   $      (0.54)
     Adjusted net loss per applicable common share         $       (0.39)   $      (0.52)

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table  discloses  information  regarding the carrying  amounts and
associated   accumulated   amortization   for   intangible   assets  subject  to
amortization after the adoption of SFAS 142.

                                INTANGIBLE ASSETS

                                                        As of September 30, 2002
                                          -------------------------------------------------
                                          Gross carrying     Accumulated       Net carrying
     Amortized intangible assets:             amount         amortization         amount
                                           ------------      ------------      ------------
       Customer list and supply contract   $  1,041,750      $    284,113      $    757,637
       Developed technology                   6,064,981         3,399,540         2,665,441
       Covenant not-to-compete                3,100,000         2,410,185           689,815
       Other intangibles                      2,860,000         2,503,333           356,667
       Patents and trademarks granted           643,388           222,863           420,525
       Patent applications in process            89,968                --            89,968
                                           ------------      ------------      ------------
             Total                         $ 13,800,087      $  8,820,034      $  4,980,053
                                           ============      ============      ============

                                                         As of June 30, 2002
                                          -------------------------------------------------
                                          Gross carrying     Accumulated       Net carrying
     Amortized intangible assets:             amount         amortization         amount
                                           ------------      ------------      ------------
       Customer list and supply contract   $  1,041,750      $    189,409      $    852,341
       Developed technology                   6,064,981         3,066,360         2,998,621
       Covenant not-to-compete                3,100,000         2,151,852           948,148
       Other intangibles                      2,860,000         2,391,111           468,889
       Patents and trademarks granted           643,388           208,437           434,951
       Patent applications in process            74,757                --            74,757
                                           ------------      ------------      ------------
             Total                         $ 13,784,876      $  8,007,169      $  5,777,707
                                           ============      ============      ============

The following table summarizes the amortization expense attributable to intangible assets for the three month periods ended September 30, 2002 and 2001, as well as estimated amortization expense for the fiscal years ending in June 2003 through 2007.

     Aggregate amortization expense:
       For the three-months ended:
         September 30, 2002                $    812,865
         September 30, 2001                $  2,690,756 (a)

     Estimated amortization expense:
       For the fiscal years ending:
         June 30, 2003                     $  2,841,000
         June 30, 2004                     $  1,973,000
         June 30, 2005                     $    608,000
         June 30, 2006                     $     90,000
         June 30, 2007                     $     60,000

     (a) Totals for the three months ended September 30, 2001 includes $445,210 of goodwill amortization.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

There were no changes in the carrying value of the Company's goodwill, all included in the Laser Component Group, during the three month period ended September 30, 2002.

5. INVESTMENT IN LIGHTCHIP, INC.

During the quarter ended September 30, 2002, LightChip ceased operations. Subsequently, the Board of Directors of LightChip approved the sale of the assets to two corporations who also agreed to hire the Company's remaining employees. As a result, the Company recorded an impairment charge of $3,403,043 to write down the remaining carrying value of it's investment in LightChip to zero during the quarter ended September 30, 2002.

6. RESTRUCTURING

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities in Albuquerque, New Mexico to Orlando, Florida by September 30, 2002. A restructuring accrual for employee severance and other exit costs was recorded at June 30, 2002 for approximately $1.1 million, which includes employee severance for 67 employees and other lease costs. As of September 30, 2002, $417,751 of the restructuring costs accrued were paid. The severance benefits will be paid prior to December 31, 2002 and the lease payments will be substantially complete by June 30, 2003.

In addition, the Company also recorded consolidation and relocation expenses totaling approximately $199,000 during the quarter ended September 30, 2002.

The restructuring accrual and its activity during the period are summarized as follows:

                        Balance at                      Balance at
                         June 30,         Amounts      September 30,
                           2002            paid            2002
                       ------------    ------------    ------------
     Severance         $    631,181    $   (282,316)   $    348,865
     Lease and other        428,499        (135,435)        293,064
                       ------------    ------------    ------------

                       $  1,059,680    $   (417,751)   $    641,929
                       ============    ============    ============

7. STOCKHOLDERS' EQUITY

On September 30, 2000, the Company redeemed 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares") with $.01 par value since the conversion provisions expired without being met. The former holders of E Shares received their redemption value of $.0001 per share upon resolution of certain stockholder litigation relating to E Shares by September 30, 2002. See Note 10.

8. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at September 30, 2002: 4,256,595 shares of Class A common stock issuable upon exercise of outstanding stock options, and 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants. A seven percent premium earned by the preferred shareholders increased the net loss applicable to common shareholders by $25,609 for the three months ended September 30, 2001.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

9. SEGMENT INFORMATION

Beginning in fiscal 2003, the Company reorganized into the Optical Lens Group ("Optical Lens") and Laser Component Group ("Laser Component") as the Company's reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the three months ended September 30, 2002. Optical lens product sales represent approximately 85.5% of total revenues and laser component product sales represent approximately 14.5% of total revenues of the Company.

The Optical Lens segment is based in Florida and includes the core lens business of the Company, precision molded aspheric optics, GRADIUM lenses and collimators. We believe the aspheric lens product line, in particular, has broad applicability to industrial markets beyond telecom. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring.

The Laser Component segment is based in California and includes the integrated platform segment of our business with a focus on optical packaging solutions. The Laser Component Group will be also perform research and development, in support of optical generation and detection applications, such as transmitters, transceivers and pumps. In addition, current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays will be included within this segment.

Summarized financial information concerning the Company's reportable segments for the three months ended September 30, is shown in the following table. Prior years have been restated to conform to the new reportable segments of the business.

                                      Optical          Laser      Corporate and
                                       Lens          Component       Other (1)        Total
                                   ------------    ------------   -------------    ------------
     THREE MONTHS ENDED
       SEPTEMBER 30

     Revenues (2)

          2002                     $  1,388,458         256,525              --    $  1,644,983

          2001                     $  2,237,641       1,220,405              --    $  3,458,046

     Segment operating loss (3)

          2002                     $ (1,043,654)     (1,034,365)     (6,064,235)   $ (8,142,254)

          2001                     $ (2,392,652)       (826,700)     (7,846,622)   $(11,065,974)

     (1) Corporate functions include certain members of executive management, the corporate accounting and finance function, non-cash charges and other typical administrative functions as well as the restructuring expenses which are not allocated to segments.
     (2)  There  were  no  material   inter-segment  sales  during  all  periods
          presented.
     (3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

10. CONTINGENCIES

In December 2001, the Company agreed to proceed with the settlement of a May 2, 2000 class action lawsuit which the Company had commenced in the Chancery Court of Delaware. The settlement includes a provision that each former E shareholder has the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares or 88% of Class E Common Stock will participate in the settlement whereas holders of approximately 0.5 million

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

shares or 12% opted out of the settlement. At June 30, 2002, the Company accrued an estimated settlement charge of $1.5 million of which approximately $1.27 million was distributed by September 30, 2002.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted a motion for Summary Judgment filed by the Company. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002 the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals dismissed from the action.

During the three months ended September 30, 2002, the Company incurred and expensed legal fees associated with the Texas Action of approximately $155,000, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of September 30, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-K for the year ended June 30, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED OPERATIONS

     Our consolidated revenues totaled $1.6 million for the first quarter of fiscal 2003, a decrease of approximately $1.8 million or 52% compared to revenues for the first quarter of fiscal 2002. The decrease was primarily attributable to a decrease in laser component product sales of $1 million or 56% and a decrease in optical lens sales of $0.8 million or 44%.

     In the first quarter of fiscal 2003, consolidated cost of sales was approximately 136% of product sales, an increase from the comparable period of fiscal 2002 in which we reported cost of sales of 90%. The increase of 46% from the comparable period of fiscal 2002 is attributable principally to the underutilization of manufacturing facilities and staff because of reduced sales as well as the write down of approximately $157,000 of collimators deemed obsolete due to changes in customer demand during the quarter.

     During the first quarter of fiscal 2003, selling, general and administrative costs decreased by $1.8 million from the first quarter of fiscal 2002 to $2 million. The decrease is due primarily to a $1.2 million legal settlement accrual included in fiscal 2002 and a $0.6 million decrease in administrative personnel costs due to consolidation of facilities. We incurred several non-cash charges during the first quarter of fiscal 2003, including $3.4 million related to the write down of the Company's investment in LightChip, $135,000 of asset impairment charges, $0.8 million in amortization of intangibles from acquisitions, and $38,000 in stock-based compensation charges.

     Research and development costs decreased by approximately $1.1 million to $0.9 million in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002. The majority of development work consisted of expenses associated with automation development and products in the areas of isolators and next generation optical subassemblies and sub-assembly technologies.

     During the quarter, the Company also recorded approximately $199,000 of consolidation and relocation expenses incurred in connection with its previously announced plans to consolidate its corporate headquarters and manufacturing facilities in Albuquerque, New Mexico to Orlando, Florida by September 30, 2002. These expenses consist primarily of costs to dispose and move our remaining equipment to Florida and travel expenses. In addition, during the first quarter of fiscal 2003, we paid approximately $0.4 million of employee severance and lease termination fees accrued at June 30, 2002.

     Investment and other income decreased approximately $625,000 as interest earned on investments in the first quarter of fiscal 2003 declined due to lower interest rates and a decrease in cash balances. In addition, the first quarter of fiscal 2002 included a gain on the sale of assets of approximately $390,000

                          LIGHTPATH TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

not present in fiscal 2003. Interest and other expense in the first quarter of fiscal 2003 and fiscal 2002 was not significant.

     Net loss was $8.1 million during the first quarter of fiscal 2003. Included in the net loss was approximately $4.4 million from the non-cash charges described above and $199,000 in consolidation and relocation expenses, which, if excluded would have resulted in a net loss of $3.4 million. This compares with the first quarter of fiscal 2002 in which we reported a net loss of $10.4 million including $5.5 million in non-cash charges and a $1.2 million charge related to litigation settlement costs, which, if excluded would have resulted in a net loss of $3.7 million. The $0.3 million decrease in net loss excluding the non-cash and other charges was due primarily to the reductions in operating costs, primarily in selling, general and administrative expense and research and development offset in part by reduced margins. Net loss of $8.1 million for the first quarter of fiscal 2003 resulted in a net loss per share of $0.39, a decrease of $0.15 compared to the first quarter of fiscal 2002 net loss per applicable common share of $0.54. Net loss applicable to common shareholders for the first quarter of fiscal 2002 of $10.4 million included $25,609 attributable to a premium on the Company's preferred stock previously outstanding.

SEGMENTS

     In June 2002 we announced plans for fiscal 2003 to consolidate lens product lines in Florida and reorganize internally into two segments; the Optical Lens Group and the Laser Component Group.

OPTICAL LENS GROUP

     The Optical Lens Group will manage the collimator and aspheric lens products, which continues as the core capability for LightPath. These product lines will be consolidated in the Orlando, Florida facility. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond telecom. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. For the first quarter of fiscal 2003, lens product sales decreased $0.85 million to approximately $1.4 million from $2.2 million for the comparable period last year.

     The optical lens group incurred a segment operating loss of $1.0 million for the first quarter of fiscal 2003 as compared to $2.4 million for the comparable period last year due primarily to overhead reductions offset by reduced margins.

LASER COMPONENT GROUP

     Located in the Company's Walnut, California facility, the Laser Component Group's emphasis is on optical packaging solutions, integrated platforms, and providing a second site capability in response to our customers' requirements. As our customers ask for more demanding optical performance we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group will be investing a modest amount in capital expenditures and research and development in support of optical generation and detection
applications,  such  as  transmitters,   transceivers  and  pumps.  The  Optical
Integration Group will allow LightPath to augment current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays with new innovative passive optical modules, such as multiport and hybrid devices, to provide effective optical management solutions for our customers. During the first quarter of fiscal 2003, the Company reported approximately $256,000 of laser component sales, compared with $1.2 million for the comparable period last year. The decrease of approximately $1 million from the comparable period of the prior year was due primarily to reduced sales of isolator products used by our largest customer due to declining demand.

     The laser component group incurred a segment operating loss of approximately $1.0 million for the first quarter of fiscal 2003 as compared to approximately $0.8 million for the comparable period last year. The increased loss during the quarter was primarily due to reduced sales and margins.

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

REVENUE RECOGNITION. The Company recognizes revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed or determinable and collectibility is reasonably assured.

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

INTANGIBLE ASSETS. The Company generally obtains intangible assets in connection with a purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant judgment. Because individual intangible assets may be: (i) expensed immediately upon acquisition (for example, purchased in-process research and development assets); or (ii) amortized over their estimated useful life (for example, acquired technology or goodwill), their assigned values could have a material affect on current and

                          LIGHTPATH TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

future period results of operations. Further, intangible assets are subject to the same judgments when evaluating for impairment as other long-lived assets.

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

     Cash used in operations for the quarter ended September 30, 2002 was approximately $4.1 million, an increase of approximately $2.1 million from the quarter ended June 30, 2002. The increase was principally due to reduced revenues combined with the payment of $1.2 million related to the settlement of certain litigation and $0.6 million of cash used in connection with the consolidation and relocation efforts during the quarter. We will continue to reduce our cash expenditures through improved manufacturing efficiencies, suspension of selected development projects and consolidation of equipment and facilities. During the first quarter of fiscal 2003, we initiated the consolidation of our lens product lines in Florida, ceased manufacturing operations in our New Mexico facilities and reorganized internally, all of which we believe will further decrease our cash requirements for the remainder of fiscal 2003. While the Company has no firm commitments for any future financing at this time, with a cash balance of approximately $9 million at September 30, 2002, we will take the necessary actions to manage through this downturn. We believe that our financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months.

     For the three months ended September 30, 2002, cash used in operations excluding cash requirements related to changes in working capital, was approximately $3.1 million, a decrease of approximately $1.0 million from the same period of fiscal 2002. During the first quarter of fiscal 2003, working capital needs used approximately $1 million in cash, primarily due to the payment of the cash settlement in the Delaware action of $1.2 million. During the first quarter of fiscal 2002 changes in working capital resulted in an increase of approximately $0.8 million in cash due primarily to growth in accounts payable and accrued expenses. During the three months ended September 30, 2002, there were no significant expenditures for capital equipment and patent protection, and proceeds from the sale of assets totaled approximately $116,000.

                          LIGHTPATH TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The  table  below  presents  the  Company's  contractual   obligations  and
commercial commitments as of September 30, 2002:

CONTRACTUAL OBLIGATIONS

                                                                  Stated
     (dollars in 000's)                              Total       Maturity                       Comments
                                                    -------      --------                       --------
     Note payable                                   $    78      Jul. 1999        Negotiating settlement with third party

     Operating leases                               $ 3,700      2003-2008        Real estate leases with monthly payments

     Employee severance and other exit costs        $   642      Apr. 2005        Severance costs to be paid by 12/31/02.
                                                                                  Lease costs will be substantially paid by 6/30/03

     Legal settlement payments on Delaware action   $   300    Not applicable     Settlement costs to be paid by June 30, 2003

     The Company does not engage in any activities involving special purpose entities or off-balance sheet financing.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES which the Company will be required to adopt for any future costs associated with an exit or disposal activity. The Company does not believe the adoption of SFAS 146 will have a material effect on our results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invests liquid cash primarily in money market accounts, certificates of deposit or in overnight repurchase agreements. Due to the short-term nature of these investments, we believe that the market risk related to these investments is minimal.

CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          LIGHTPATH TECHNOLOGIES, INC.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In December 2001, the Company agreed to proceed with the settlement of a May 2, 2000 class action lawsuit which the Company had commenced in the Chancery Court of Delaware. The settlement includes a provision that each former E shareholder has the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares or 88% of Class E Common Stock will participate in the settlement whereas holders of approximately 0.5 million shares or 12% opted out of the settlement. At June 30, 2002, the Company accrued an estimated settlement charge of $1.5 million of which approximately $1.27 million was distributed by September 30, 2002.

     On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs allege that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs allege misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further allege that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted a motion for Summary Judgment filed by the Company. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002 the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals dismissed from the action.

     During the three months ended September 30, 2002, the Company incurred and expensed legal fees associated with these claims of approximately $155,000, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of September 30, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

     LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's Form 10-K for the year ended June 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                          LIGHTPATH TECHNOLOGIES, INC.

ITEM 5. OTHER INFORMATION

Currently the Company's common stock trades on the Nasdaq National Market. During the first quarter of fiscal 2003, the Company's common stock traded at a price per share less than $1 for a period of 30 consecutive trading days which is not consistent with the Nasdaq minimum trading price requirement. As of October 22, 2003, the 90-day period during which the Company's stock price must have traded above $1 for at least 10 trading days to cure this default expired. As of October 30, 2003 the Company has requested a hearing with Nasdaq to determine the appropriate action to take.

As part of the Company's facility consolidation efforts, some members of the management group changed during the quarter as follows: Dennis Yost, Senior Vice President, Optical Lens Group elected not to move to Florida and is no longer with the Company; Mark Fitch, Senior Vice President has assumed all the operational duties for the Optical Lens Group; and Donna Bogue, Chief Financial Officer started the transition process of her job responsibilities to Todd Childress, Vice President Finance, which will continue during the second quarter of fiscal 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2002:

          1. Current report on Form 8-K dated July 17, 2002, announced the fourth quarter and fiscal 2002 conference call would be held on August 1, 2002.

          2. Current report on Form 8-K dated August 2, 2002 included the press release of the fourth quarter and fiscal 2002 financial results made on August 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LIGHTPATH TECHNOLOGIES, INC.

                                            By: /s/ Donna Bogue October 31, 2002
                                                --------------------------------
                                                                            DATE
                                                         CHIEF FINANCIAL OFFICER

                Certification of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I,  Ken  Brizel,   the  President  and  Chief  Executive  Officer  of  LightPath
Technologies, Inc. (the "Company"), certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ken Brizel
-------------------------------------
Ken Brizel
LightPath Technologies, Inc.
President and Chief Executive Officer

October 31, 2002

                Certification of the Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Donna Bogue, the Chief Financial Officer of LightPath Technologies, Inc. (the "Company"), certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donna Bogue
-------------------------------------
Donna Bogue
LightPath Technologies, Inc.
Chief Financial Officer

October 31, 2002

                Certification of the Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ken Brizel, the President and Chief Executive Officer of LightPath Technologies, Inc. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Brizel
-------------------------------------
Ken Brizel
LightPath Technologies, Inc.
President and Chief Executive Officer

October 31, 2002


I, Donna Bogue, the Chief Financial Officer of LightPath Technologies, Inc. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Donna Bogue
-------------------------------------
Donna Bogue
LightPath Technologies, Inc.
Chief Financial Officer

October 31, 2002