Form 10-Q
period 2002-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2003-02-14
CIK 889971

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2002

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


                       2603 CHALLENGER TECH CT. SUITE 100
                             ORLANDO, FLORIDA 32826
                    (Address of principal executive offices)
                                   (ZIP Code)


                                 (407) 382-4003
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address, and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

20,677,071 shares of common stock, Class A, $.01 par value, outstanding as of January 31, 2003
================================================================================

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Consolidated Balance Sheets                       2
         Condensed Unaudited Consolidated Statements of Operations             3
         Condensed Unaudited Consolidated Statements of Cash Flows             4
         Notes to Condensed Unaudited Consolidated Financial Statements        5
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22
Item 4.  Controls and Procedures                                              22

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23
Item 4.  Submission of Matters to a Vote of Security Holders                  23
Item 5.  Other Information                                                    24
Item 6.  Exhibits and Reports on Form 8-K                                     25

SIGNATURES                                                                    27

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002      28

ITEM 1. FINANCIAL STATEMENTS

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  DECEMBER 31,      JUNE 30,
                                                                     2002             2002
                                                                 -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $   6,466,618    $  13,177,624
  Trade accounts receivable, net of allowance of $309,052
        and $278,255, respectively                                     952,284        1,560,198
  Inventories                                                        2,032,994        2,403,644
  Prepaid expenses and other receivables                               649,226        1,531,367
                                                                 -------------    -------------
       Total current assets                                         10,101,122       18,672,833

Property and equipment, net                                          3,806,660        6,664,374
Goodwill, net                                                               --        2,276,472
Intangible assets, net                                               4,085,513        5,777,707
Investment in LightChip, Inc.
  (included in June 30, 2002 balance only)
  and other assets                                                     159,391        3,585,842
                                                                 -------------    -------------
       Total assets                                              $  18,152,686    $  36,977,228
                                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $     479,050    $   1,002,374
  Accrued liabilities                                                  848,173        1,835,040
  Accrued payroll and benefits                                         396,459          549,241
  Accrued severance and exit costs                                     114,112        1,059,680
  Other current liabilities                                             77,613           88,550
                                                                 -------------    -------------
       Total current liabilities                                     1,915,407        4,534,885

Commitments and contingencies - (Note 10)

Stockholders' equity:
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 20,677,071 shares
    issued and outstanding                                             206,771          206,771
  Additional paid-in capital                                       188,255,978      188,276,439
  Accumulated deficit                                             (172,225,470)    (156,040,867)
                                                                 -------------    -------------
       Total stockholders' equity                                   16,237,279       32,442,343
                                                                 -------------    -------------
       Total liabilities and stockholders' equity                $  18,152,686    $  36,977,228
                                                                 =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED CONSOLIDATED STATEMENTS.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS                     SIX MONTHS
                                                                     ENDED                           ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                          ----------------------------    ----------------------------
                                                              2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------
REVENUES
   Sales, net                                             $  1,663,573    $  2,325,704    $  3,308,556    $  5,675,758
   Product development fees and other sales                         --          71,167              --         179,159
                                                          ------------    ------------    ------------    ------------
Total revenues                                               1,663,573       2,396,871       3,308,556       5,854,917

COSTS AND EXPENSES
   Cost of sales (exclusive of stock-based
     compensation of $9,966 and $6,956,
     $(20,585) and $13,912 for the three
     months and the six months ended December
     31, 2002 and 2001, respectively)                        2,441,164       3,804,654       4,684,416       6,918,421
   Selling, general and administrative
     (exclusive of stock-based compensation of
     $(37,835) and $1,869,294, $17,523 and
     $4,678,346 for the three months and the
     six months ended December 31, 2002 and
     2001, respectively)                                     1,647,382       2,888,398       3,670,116       6,725,666
   Research and development (exclusive of
     stock-based compensation of $(30,285) and
     none, $(17,398) and $13,767 for the three
     months and the six months ended December
     31, 2002 and 2001, respectively)                          599,409       2,169,419       1,533,197       4,221,873
   Asset impairment                                          1,966,666       6,955,229       5,504,457       6,955,229
   Stock-based compensation                                    (58,154)      1,876,250         (20,460)      4,706,025
   Amortization of goodwill and intangibles                    730,644       2,410,063       1,543,509       5,100,819
   Reorganization and relocation expense                       232,175              --         431,287              --
                                                          ------------    ------------    ------------    ------------
Total costs and expenses                                     7,559,286      20,104,013      17,346,522      34,628,033
                                                          ------------    ------------    ------------    ------------
Operating loss                                              (5,895,713)    (17,707,142)    (14,037,966)    (28,773,116)

OTHER INCOME (EXPENSE)
   Investment and other income, net                             45,093          89,716         129,834         799,439
                                                          ------------    ------------    ------------    ------------
Loss before cumulative effect of accounting change          (5,850,620)    (17,617,426)    (13,908,132)    (27,973,677)
Cumulative effect of accounting change                      (2,276,472)             --      (2,276,472)             --
                                                          ------------    ------------    ------------    ------------
Net loss                                                  $ (8,127,092)   $(17,617,426)   $(16,184,604)   $(27,973,677)
                                                          ------------    ------------    ------------    ------------
Imputed dividend on preferred stock                                 --         (22,407)             --         (48,016)
                                                          ------------    ------------    ------------    ------------
Net loss applicable to common shareholders                $ (8,127,092)   $(17,639,833)   $(16,184,604)   $(28,021,693)
                                                          ============    ============    ============    ============
Loss per share of common stock (basic and diluted)
   Before cumulative effect of accounting change          $      (0.28)   $      (0.91)   $      (0.67)   $      (1.45)
   Cumulative effect of accounting change                        (0.11)             --           (0.11)             --
                                                          ------------    ------------    ------------    ------------
   Net loss                                               $      (0.39)   $      (0.91)   $      (0.78)   $      (1.45)
                                                          ============    ============    ============    ============
Number of shares used in per share calculation              20,677,071      19,392,308      20,677,071      19,381,738
                                                          ============    ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED CONSOLIDATED STATEMENTS.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(16,184,604)   $(27,973,677)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Cumulative effect of accounting change                      2,276,472              --
   Depreciation and amortization                               2,475,706       6,579,098
   Asset impairment                                            5,504,457       6,955,229
   Stock-based compensation                                      (20,460)      4,706,025
   Provision for uncollectible accounts receivable                30,797              --
Changes in operating assets and liabilities:
   Trade receivables                                             577,117         642,300
   Inventories                                                   370,650       1,429,879
   Prepaid expenses and other                                    905,549         453,013
   Accounts payable and accrued expenses                      (2,608,540)        533,774
                                                            ------------    ------------
Net cash used in operating activities                         (6,672,856)     (6,674,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions, net                           (125,242)     (2,315,255)
Proceeds from sale of assets                                     116,008         372,480
Patent and license agreement costs, net                          (17,979)        (45,105)
                                                            ------------    ------------
Net cash used in investing activities                            (27,213)     (1,987,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases                                       (10,937)       (125,821)
Proceeds from exercise of stock options and warrants                  --         292,050
                                                            ------------    ------------
Net cash provided by financing activities                        (10,937)        166,229
                                                            ------------    ------------
Net decrease in cash and cash equivalents                     (6,711,006)     (8,496,010)
Cash and cash equivalents at beginning of period              13,177,624      29,273,034
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $  6,466,618    $ 20,777,024
                                                            ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Note receivable in exchange for equipment                   $         --    $    270,000
Preferred stock premium                                     $         --    $    (48,016)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED CONSOLIDATED STATEMENTS.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                DECEMBER 31, 2002

ORGANIZATION

LightPath Technologies, Inc. ("LightPath" or the "Company") was incorporated in Delaware on June 15, 1992. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company is engaged in the production of precision molded aspherical lenses, GRADIUM(R) glass lenses, collimator and isolator optics used in various markets, including industrial, telecommunications medical, defense, test and measurement. The Company also performs research and development for emerging optical products and market segments in both the traditional optics markets and telecommunications. As used herein, the terms ("LightPath" or the "Company"), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

The Company has incurred substantial losses since inception. During fiscal year 1996, the Company completed an initial public offering ("IPO") and in fiscal years 1997, 1998 and 2000 the Company completed four private placements of convertible preferred stock and one private placement of convertible debentures to raise additional capital. These funds were used for further research, development and commercialization of optoelectronic products and GRADIUM(R) glass lenses. During fiscal year 2000, warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.


The optical components markets, particularly the telecommunications market, have experienced a severe downturn since mid-2001, resulting in a significant decline in the demand for the Company's telecom related products as well as competitors' products. During the first six months of fiscal 2003, the Company completed the consolidation of the collimator and GRADIUM(R) product lines in Orando, Florida, relocated the administrative headquarters from Albuquerque, New Mexico to Orlando, Florida, and is currently evaluating strategic alternatives for the isolator business including either the consolidation of the Walnut, California plant into the Orlando, Florida plant, or sale of the unit.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in its Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission.

These statements are unaudited but include all adjustments, which include normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results, which may be expected for the year as a whole. Certain items in the prior year's financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or the results of operations.

1. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED  FINANCIAL  STATEMENTS  include the accounts of the Company and its
wholly-owned   subsidiaries.   All   significant   intercompany   balances   and
transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

INVENTORIES which consist principally of raw materials, lenses, isolators, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROPERTY AND EQUIPMENT are stated at cost and depreciated using both straight-line methods over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds, less estimated salvage value, are depreciated on a straight-line basis over the estimated useful lives ranging from one to two years.

INTANGIBLE ASSETS consisting of customer list and supply contracts, licenses, patents, trademarks, and others are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful life of the related assets ranging from ten to seventeen years. Customer list and supply contracts and other intangibles are being amortized on a straight-line basis over the estimated period of benefit ranging from two to five years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required.

The Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142) on July 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. Any asset deemed to be impaired is to be written down to its fair value. The Company has completed its review of goodwill and other intangible assets for impairment in accordance with SFAS 142 as of December 31, 2002.

INVESTMENTS AND OTHER ASSETS consists of the Company's ownership interest in LightChip Inc. ("LightChip") which is accounted for under the cost method. Investment in LightChip was disposed of during the first fiscal quarter of 2003. Also included is a long-term note receivable related to the sale of certain fixed assets with a maturity in 2006.

INCOME TAXES are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MANAGEMENT MAKES ESTIMATES and assumptions during the preparation of the Company's consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

FAIR VALUES OF FINANCIAL INSTRUMENTS of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value.

2. INVENTORIES

The components of inventories include the following at:

                                                    December 31    June 30
                                                       2002         2002
                                                    ----------   ----------
     Raw materials                                  $1,322,957   $1,670,488
     Work in process                                   630,472      380,987
     Finished goods                                     79,565      352,169
                                                    ----------   ----------
     Total inventories                              $2,032,994   $2,403,644
                                                    ==========   ==========

3. PROPERTY AND EQUIPMENT

During the first six months of fiscal 2003, the Company recorded asset impairment charges on property and equipment of $1.9 million, of which $134,748 was recorded as a result of the relocation and disposal of equipment in connection with the reorganization of operations from Albuquerque, New Mexico to Orlando, Florida in the first fiscal quarter, and $1.8 million impairment of equipment at the Walnut, California facility in the second fiscal quarter. The net carrying value of the equipment remaining in Orlando, Florida, which was held for disposal at December 31, 2002, is approximately $88,000.

4. GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $.9 million for the six-month period ended December 31, 2002. The following table presents the impact of the adoption of SFAS 142 on the Company's reported net loss and net loss per applicable common share had SFAS 142 been in effect in fiscal 2001:

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                            DECEMBER 31,    DECEMBER 31,
THREE MONTH PERIODS ENDED:                                      2002            2001
                                                            ------------    ------------
Reported loss before cumulative effect of accounting
  change applicable to common shareholders                  $ (5,850,620)   $(17,639,833)

Add back: amortization of goodwill                                    --         445,210
                                                            ------------    ------------
Adjusted loss before cumulative effect of accounting
  change applicable to common shareholders                  $ (5,850,620)   $(17,194,623)
                                                            ============    ============

Reported net loss applicable to common shareholders         $ (8,127,092)   $(17,639,833)

Add back: amortization of goodwill                                    --         445,210
                                                            ------------    ------------

Adjusted net loss applicable to common shareholders         $ (8,127,092)   $(17,194,623)
                                                            ============    ============
Reported loss before cumulative effect of accounting
  change per applicable common share                        $      (0.28)   $      (0.91)
                                                            ------------    ------------
Adjusted loss before cumulative effect of accounting
  change per applicable common share                        $      (0.28)   $      (0.89)
                                                            ============    ============

Reported net loss per applicable common share               $      (0.39)   $      (0.91)
                                                            ------------    ------------

Adjusted net loss per applicable common share               $      (0.39)   $      (0.89)
                                                            ============    ============

                                                            DECEMBER 31,    DECEMBER 31,
SIX MONTH PERIODS ENDED:                                        2002            2001
                                                            ------------    ------------
Reported loss before cumulative effect of accounting
  change applicable to common shareholders                  $(13,908,132)   $(28,021,693)

Add back: amortization of goodwill                                    --         890,420
                                                            ------------    ------------
Adjusted loss before cumulative effect of accounting
  change applicable to common shareholders                  $(13,908,132)   $(27,131,273)
                                                            ============    ============

Reported net loss applicable to common shareholders         $(16,184,604)   $(28,021,693)

Add back: amortization of goodwill                                    --         890,420
                                                            ------------    ------------

Adjusted net loss applicable to common shareholders         $(16,184,604)   $(27,131,273)
                                                            ============    ============
Reported loss before cumulative effect of accounting
  change per applicable common share                        $      (0.67)   $      (1.45)
                                                            ------------    ------------
Adjusted loss before cumulative effect of accounting
  change per applicable common share                        $      (0.67)   $      (1.40)
                                                            ============    ============

Reported net loss per applicable common share               $      (0.78)   $      (1.45)
                                                            ------------    ------------

Adjusted net loss per applicable common share               $      (0.78)   $      (1.40)
                                                            ============    ============

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table  discloses  information  regarding the carrying  amounts and
associated   accumulated   amortization   for   intangible   assets  subject  to
amortization after the adoption of SFAS 142.

                                                   DECEMBER 31, 2002
                                      ------------------------------------------
                                      Gross carrying   Accumulated  Net carrying
Amortized intangible assets:              amount      amortization     amount
                                        -----------   ------------   -----------
                                        $ 1,041,750    $   378,825   $   662,925
Customer list and supply contract
Developed technology                      6,064,981      3,732,721     2,332,260
Covenant not-to-compete                   1,100,000        835,186       264,814
Other intangibles                         2,860,000      2,533,333       326,667
Patents and trademarks granted              643,388        237,278       406,110
Patent applications in process               92,737             --        92,737
                                        -----------    -----------   -----------

      Total                             $11,802,856    $ 7,717,343   $ 4,085,513
                                        ===========    ===========   ===========

                                                      JUNE 30, 2002
                                      ------------------------------------------
                                      Gross carrying   Accumulated  Net carrying
Amortized intangible assets:              amount      amortization     amount
                                        -----------   ------------   -----------
Customer list and supply contract       $ 1,041,750    $   189,409   $   852,341
Developed technology                      6,064,981      3,066,360     2,998,621
Covenant not-to-compete                   3,100,000      2,151,852       948,148
Other intangibles                         2,860,000      2,391,111       468,889
Patents and trademarks granted              643,388        208,437       434,951
Patent applications in process               74,757             --        74,757
                                        -----------    -----------   -----------

      Total                             $13,784,876    $ 8,007,169   $ 5,777,707
                                        ===========    ===========   ===========

The following table summarizes the amortization expense attributable to intangible assets for the three month and six month periods ended December 31, 2002 and 2001, as well as estimated amortization expense for the fiscal years ending in June 2003 through 2007.

Aggregate amortization expense:
                                           Three Months Ended  Six Months Ended
                                           ------------------  ----------------
    December 31, 2002                         $  730,644          $1,543,509
    December 31, 2001                         $2,410,063(a)       $5,100,819(b)

Estimated amortization expense:
  For the fiscal years ending:
    June 30, 2003                             $2,614,000
    June 30, 2004                             $1,973,000
    June 30, 2005                             $  578,000
    June 30, 2006                             $   90,000
    June 30, 2007                             $   60,000

(a) Totals for the three months ended December 31, 2001 includes $445,210 of goodwill amortization.
(b) Totals for the six months ended December 31, 2001 includes $890,420 of goodwill amortization.

During the second fiscal quarter of 2003, the Company further evaluated its goodwill and intangibles. As a result, approximately $2.3 million of goodwill impairment associated with the acquisition of Horizon Photonics, Inc. ("Horizon") was recorded in the second fiscal quarter.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

5. INVESTMENT IN LIGHTCHIP, INC.

During the first quarter ended September 30, 2002, LightChip ceased operations. Subsequently, the Board of Directors of LightChip approved the sale of its assets to two corporations who also agreed to hire LightChip's remaining employees. As a result, the Company recorded an impairment charge of $3.4 million to write down the remaining carrying value of its investment in LightChip to zero during the quarter ended September 30, 2002.

6. RESTRUCTURING

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida by September 30, 2002. A restructuring accrual for employee severance and other exit costs was recorded at June 30, 2002 for approximately $1.1 million, which includes employee severance for 67 employees and other lease costs. As of December 31, 2002, $.9 million of the accrued restructuring costs were paid. The severance benefits were paid by December 31, 2002 and the lease payments will be substantially complete by June 30, 2003.

The Company also recorded reorganization and relocation expenses totaling approximately $.4 million during the six months ended December 31, 2002.

The restructuring accrual and its activity during the period are summarized as follows:

                       Balance at June 30,     Amounts   Balance at December 31,
                              2002              paid             2002
                          -----------       -----------       -----------
Severance                 $   631,181       $  (631,181)      $        --
Lease and other               428,499          (314,387)          114,112
                          -----------       -----------       -----------

                          $ 1,059,680       $  (945,568)      $   114,112
                          ===========       ===========       ===========

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

8. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of Diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at December 31, 2002: 3,812,214 shares of Class A common stock issuable upon exercise of outstanding restricted stock options, and 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants. A seven percent premium earned by the preferred shareholders increased the net loss applicable to common shareholders by $22,407 and $48,016 for the three months and the six months ended December 31, 2001, respectively.

9. SEGMENT INFORMATION

Beginning in fiscal 2003, the Company reorganized into the Optical Lens Group ("Optical Lens") and Laser Component Group ("Laser Component") as the Company's reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the three months ended December 31, 2002, Optical Lens product sales represented approximately 69% of total revenues and Laser Component product sales represented approximately 31% of total revenues of the Company.

The Optical Lens segment includes the core lens business of the Company, precision molded aspheric optics, GRADIUM lenses and collimators. Applicable markets for the Optical Lens products include defense, medical devices, barcode

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

scanners, optical data storage, machine vision, sensors, and environmental monitoring. The Optical Lens Group also performs research and development in the aforementioned markets.

The Laser Component Group includes the integrated platform segment with a focus on optical packaging solutions. The Laser Component Group also manufactures isolator components, and performs research and development in support of optical generation and detection applications, such as transmitters, transceivers and pumps. In addition, current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays are included within this segment.

Summarized financial information concerning the Company's reportable segments for the three months ended December 31, is shown in the following table. Prior year information has been restated to conform to the new reportable segments of the Company.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                 Optical        Laser      Corporate and
                                  Lens        Component      Other (1)        Total
                              -----------     ----------    -----------    ------------
THREE MONTHS ENDED DECEMBER 31

Revenues (2)
  2002                        $ 1,154,734        508,839             --    $  1,663,573
  2001                        $ 1,819,434        577,437             --    $  2,396,871

Operating loss
  2002                        $  (660,302)    (3,231,071)    (2,004,340)   $ (5,895,713)
  2001                        $(3,451,667)    (1,342,765)   (12,912,710)   $(17,707,142)

Loss before cumulative
 effect of accounting
 change (3)
  2002                        $  (660,302)    (3,231,071)    (1,959,247)   $ (5,850,620)
  2001                        $(3,451,667)    (1,342,765)   (12,822,994)   $(17,617,426)

Net loss (3)
  2002                        $  (660,302)    (5,340,877)    (2,125,913)   $ (8,127,092)
  2001                        $(3,451,667)    (1,342,765)   (12,822,994)   $(17,617,426)

Total Assets at December 31
  2002                        $ 4,890,669      2,888,082     10,373,935    $ 18,152,686
  2001                        $ 4,731,809      6,589,277     47,085,369    $ 58,406,455


SIX MONTHS ENDED DECEMBER 31

Revenues (2)
  2002                        $ 2,543,192        765,364             --    $  3,308,556
  2001                        $ 4,057,075      1,797,842             --    $  5,854,917

Segment operating loss (3)
  2002                        $(1,703,956)    (3,343,851)    (8,990,159)   $(14,037,966)
  2001                        $(5,844,319)    (2,169,465)   (20,759,332)   $(28,773,116)

Loss before cumulative
 effect of accounting
 change (3)
  2002                        $(1,703,956)    (3,343,851)    (8,860,325)   $(13,908,132)
  2001                        $(5,844,319)    (2,169,465)   (19,959,893)   $(27,973,677)

Net loss (3)
  2002                        $(1,703,956)    (5,453,657)    (9,026,991)   $(16,184,604)
  2001                        $(5,844,319)    (2,169,465)   (19,959,893)   $(27,973,677)

(1) Corporate functions include certain members of executive management, the corporate accounting and finance function, non-cash charges and other typical administrative functions as well as the restructuring expenses, which are not allocated to segments.
(2)  There were no material inter-segment sales during all periods presented.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10. CONTINGENCIES

In December 2001, the Company agreed to proceed with the settlement of a May 2, 2000 class action lawsuit, which the Company had commenced in the Chancery Court of Delaware. The settlement included a provision that each former Class E shareholder had the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement whereas holders of approximately 0.5 million shares or 12% opted out of the settlement. At June 30, 2002, the Company accrued an estimated settlement charge of $1.5 million of which approximately $1.3 million was distributed as of December 31, 2002.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted a motion for Summary Judgment filed by the Company. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals dismissed from the action.

During the six months ended December 31, 2002, the Company incurred and expensed legal fees associated with the Texas Action of approximately $.4 million, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of December 31, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

CONSOLIDATED OPERATIONS

Our consolidated revenues totaled $1.7 million for the second quarter of fiscal 2003, a decrease of approximately $0.7 million or 31% compared to revenues for the second quarter of fiscal 2002. The decrease was primarily attributable to a decrease in laser components sales of $69,000 and optical lens sales of $.7 million.

In the second quarter of fiscal 2003, consolidated cost of sales was approximately 147% of product sales, versus the comparable period of fiscal 2002 in which we reported cost of sales of 159%. Both periods included inventory write downs of $.3 million and $1.2 million, respectively. Excluding the write downs, the fiscal 2003 consolidated cost of sales was approximately 126% of product sales, versus the comparable period of fiscal 2002 of 108%. The elevated cost of sales is attributable principally to the underutilization of manufacturing facilities and staff because of reduced sales during the quarter.

During the second quarter of fiscal 2003, selling, general and administrative costs decreased by $1.2 million from the second quarter of fiscal 2002 to $1.6 million, due, primarily, to the decrease in administrative and personnel costs as we consolidated facilities. We incurred several non-cash charges during the second quarter of fiscal 2003, including $2.4 million related to the write down of the Company's goodwill and remaining intangible assets from the Horizon acquisition, $1.8 million impairment of manufacturing equipment related to the isolator business, and $.7 million in amortization of intangibles from acquisitions. This was offset by the forfeiture of restricted stock awards resulting in $(58,000) in stock-based compensation charges.

Research and development costs decreased by approximately $1.6 million to approximately $.6 million in the second quarter of fiscal 2003 versus the second quarter of fiscal 2002, due to reduced personnel and discontinuation of the research and development efforts directed at developing a optical cross connect switch. Other development work consisted of expenses associated with automation development and products in the areas of isolators and next generation optical subassemblies and sub-assembly technologies.

During the second fiscal quarter of 2003, the Company also recorded approximately $.2 million of reorganization and relocation expenses incurred in connection with its previously announced plans to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida. These expenses consist primarily of employment expenses, costs to dispose equipment, and travel expenses. In addition, during the second quarter of fiscal 2003, we paid approximately $.5 million of the employee severance and lease termination fees accrued at June 30, 2002.

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Investment and other income decreased approximately $45,000 as interest earned on investments in the second quarter of fiscal 2003 declined due to lower interest rates and a decrease in cash balances. Interest and other expense in the second quarter of fiscal 2003 and fiscal 2002 were not significant.

Net loss was $8.1 million during the second quarter of fiscal 2003. Included in the net loss was approximately $4.9 million from the non-cash charges described above, $.3 million inventory write down and $.2 million in reorganization and relocation expenses, which, if excluded would have resulted in a net loss of $2.6 million. This compares with the second quarter of fiscal 2002 in which we reported a net loss of $17.6 million, including $11.2 million in non-cash charges and a $1.2 million inventory write down, which, if excluded would have resulted in a net loss of $5.2 million. The $2.6 million decrease in net loss excluding the non-cash and other charges was due primarily to the reductions in operating costs, primarily in selling, general and administrative expense and research and development. Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $.4 million for the three-month period ended December 31, 2002. Net loss of $8.1 million for the second quarter of fiscal 2003 resulted in a net loss per share of $0.39, a decrease of $0.52 compared to the second quarter of fiscal 2002 net loss per applicable common share of $0.91. Net loss applicable to common shareholders for the second quarter of fiscal 2002 of $17.6 million included $22,407 attributable to a premium on the Company's preferred stock previously outstanding.)

SEGMENTS

In June 2002 we announced plans for fiscal 2003 to consolidate lens product lines in Florida and reorganize internally into two segments; the Optical Lens Group and the Laser Component Group.

OPTICAL LENS GROUP

The Optical Lens Group manages the aspheric, GRADIUM(R), and collimator lens products. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond communications. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. For the second quarter of fiscal 2003, lens product sales decreased $.7 million to approximately $1.1 million from $1.8 million for the comparable period last year. This decrease is due largely to declining demand for collimators, primarily in the telecommunications market.

The Optical Lens Group incurred a segment operating loss of $.7 million for the second quarter of fiscal 2003 as compared to $3.4 million for the comparable period last year, due primarily to overhead reductions. The company was able to significantly reduce operating overhead through the shut-down and transfer of its New Jersey research and development office, and the relocation and reorganization of the New Mexico production facility into the Orlando, Florida facility. Additional savings came from targeted headcount and expense reductions.

LASER COMPONENT GROUP

The Laser Component Group includes integrated platforms with a focus on optical packaging solutions. As our customers ask for more demanding optical performance, we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group will be investing a modest amount in research and development in support of optical generation and detection applications, such as transmitters, transceivers and pumps. This group allows LightPath to augment current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays with new innovative passive optical modules, such as multiport and hybrid devices, to provide effective optical management solutions for our customers. During the second quarter of fiscal 2003, the Company reported approximately $.5 million of laser component sales, which is comparable to the same period last year. A decrease of approximately $68,000 from the comparable period of the prior year was due primarily to reduced sales of isolator products in the telecommunications market.

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Laser Component Group incurred a segment operating loss of approximately $3.2 million for the second quarter of fiscal 2003, which is $1.9 million higher compared to the same period of fiscal 2002. This segment net loss includes $2.3 million for the write down of Goodwill and Intangibles consistent with the transitional analysis performed in accordance with SFAS 142 and an additional $1.9 million for the impairment of long-lived assets in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In January 2003, the Company announced plans to either sell the Walnut, California operating unit or consolidate the operations into its Orlando, Florida facility.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

CONSOLIDATED OPERATIONS

Our consolidated revenues totaled $3.3 million for the first six months of fiscal 2003, a decrease of approximately $2.5 million or 43% compared to revenues for the first six months of fiscal 2002. The decrease was primarily attributable to a decrease in laser component product sales of $1.0 million or 57% and a decrease in optical lens sales of $1.5 million or 37%.

In the first six months of fiscal 2003, consolidated cost of sales was approximately 142% of product sales, an increase from the comparable period of fiscal 2002 in which we reported cost of sales of 118%. Both years included inventory write downs of $.5 million and $1.2 million, respectively. Excluding the write down, the fiscal 2003 consolidated cost of sales was approximately 127% of product sales, versus the comparable period of fiscal 2002 of 98%. The increase of 29% from the comparable period of fiscal 2002 is attributable principally to the underutilization of manufacturing facilities and staff because of reduced sales during the period.

During the first six months of fiscal 2003, selling, general and administrative costs decreased by $3.1 million from the first six months of fiscal 2002 to $3.7 million. The decrease is due primarily to a $1.2 million legal settlement accrual included in fiscal 2002 and a $2.5 million decrease in administrative and personnel costs due to reorganization of facilities. We incurred several non-cash charges during the first six months of fiscal 2003, including $3.4 million related to the write down of the Company's investment in LightChip, $2.4 million related to the write down of the Company's goodwill and remaining intangible assets from the Horizon acquisition, $1.9 million of asset impairment charges primarily from manufacturing equipment related to the isolator business, $1.5 million in amortization of intangibles from acquisitions, and the forfeit of restricted stock awards resulting in ($20,460) in stock-based compensation charges.

Research and development costs decreased by approximately $2.7 million to $1.5 million in the first six months of fiscal 2003 versus the first six months of fiscal 2002, due, primarily, to reduced personnel and discontinuation of the research and development efforts directed at developing a optical cross connect switch. Other development work consisted of expenses associated with automation development and products in the areas of isolators and next generation optical subassemblies and sub-assembly technologies.

During the first six months of fiscal 2003, the Company also recorded approximately $.4 million of reorganization and relocation expenses incurred in connection with its previously announced plans to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida. These expenses consist primarily of costs to dispose and move equipment to Florida, employment, and travel expenses. In addition, during the first six months of fiscal 2003, we paid approximately $.9 million of the employee severance and lease termination fees accrued at June 30, 2002.

Investment and other income decreased approximately $.3 million as interest earned on investments in the first six months of fiscal 2003 declined due to lower interest rates and a decrease in cash balances. In addition, the first six

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

months of fiscal 2002 included a gain on the sale of assets of approximately $.4 million not present in fiscal 2003. Interest and other expense in the first six months of fiscal 2003 and fiscal 2002 were not significant.

Net loss was $16.2 million during the first six months of fiscal 2003. Included in the net loss was approximately $9.3 million from the non-cash charges described above, $.5 million in inventory write downs and $.6 million in reorganization and relocation expenses including $.1 million for asset impairment, which, if excluded would have resulted in a net loss of $5.3 million. This compares with the first six months of fiscal 2002 in which we reported a net loss of $28 million including $16.8 million in non-cash charges, a $1.2 million inventory write down and a $1.4 million charge related to litigation settlement costs, which, if excluded would have resulted in a net loss of $8.7 million. The $3.7 million decrease in net loss excluding the non-cash and other charges was due primarily to the reductions in operating costs, primarily in selling, general and administrative expense and research and development. Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $.9 million for the six-month period ended December 31, 2002. Net loss of $16.2 million for the first six months of fiscal 2003 resulted in a net loss per share of $0.78, a decrease of $0.67 compared to the first six months of fiscal 2002 net loss per applicable common share of $1.45. Net loss applicable to common shareholders for the first six months of fiscal 2002 of $28 million included $48,016 attributable to a premium on the Company's preferred stock previously outstanding. SEGMENTS

In June 2002 we announced plans for fiscal 2003 to consolidate lens product lines in Florida and reorganize internally into two segments; the Optical Lens Group and the Laser Component Group.

OPTICAL LENS GROUP

The Optical Lens Group manages the aspheric lens products, collimator, and GRADIUM(R) glass lenses. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond communications. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. For the first six months of fiscal 2003, lens product sales decreased $1.5 million to approximately $2.5 million from $4.0 million for the comparable period last year. This decrease is due largely to declining demand for collimators, primarily in the telecommunications market.

The Optical Lens Group incurred a segment operating loss of $1.7 million for the first six months of fiscal 2003 as compared to $5.8 million for the comparable period last year due primarily to overhead reductions offset by reduced margins.

LASER COMPONENT GROUP

The Laser Component Group includes integrated platforms with a focus on optical packaging solutions. As our customers ask for more demanding optical performance, we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group will be investing a modest amount in research and development in support of optical generation and detection applications, such as transmitters, transceivers and pumps. This Group allows LightPath to augment current passive optical packages such as OASIS(TM) and Vectra(TM) collimator arrays with new innovative passive optical modules, such as multiport and hybrid devices, to provide effective optical management solutions for our customers. During the first six months of fiscal 2003, the Company reported approximately $.8 million of laser component sales, compared with $1.8 million for the comparable period last year. The decrease of approximately $1.0 million from the comparable period of the prior year was due primarily to reduced sales of isolator products in the telecommunications market segment.

The Laser Component Group incurred a segment operating loss of approximately $3.3 million for the first six months of fiscal 2003, a decrease of approximately $1.2 million from the comparable period last year. This segment loss includes $2.3 million for the write down of Goodwill and Intangibles

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

consistent with the transitional analysis performed in accordance with SFAS 142 and an additional $1.9 million for the impairment of long-lived assets in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In January 2003, the Company announced plans to either sell the Walnut, California operating unit or consolidate the operations into its Orlando, Florida facility.

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles requires the Company to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting principles upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; (iv) investment in LightChip and (v) intangible assets. These critical accounting policies and the Company's other significant accounting policies are disclosed in Note 1 to the Company's Condensed Consolidated Financial Statements.

REVENUE RECOGNITION. The Company recognizes revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable and that collectibility is reasonably assured.

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

INVESTMENT IN LIGHTCHIP. The Company accounts for its investment in LightChip under the cost method of accounting as prescribed by APB 18 given its ownership percentage of voting shares is approximately 13% at June 30, 2002. In addition, the Company regularly assesses the carrying value of its investment in LightChip

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

to determine if a write down is necessary. The fair value of privately held securities is highly subjective and involves inherent risk. While there are several valuation techniques that could provide objective evidence of the value of equity securities, the Company considers cash transactions with independent third parties involving similar equity securities to be the strongest objective evidence of fair value. The carrying value of our investment at December 31, 2002 is based on the most recent price per share of a cash transaction involving third parties. As of December 31, 2002, the Company has disposed of the whole investment in LightChip, based on the fact that a future round of financing be completed at a per share price would be less than the current carrying value.

INTANGIBLE ASSETS. The Company generally obtains intangible assets in connection with a business unit purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant judgment. Because individual intangible assets may be: (i) expensed immediately upon acquisition (for example, purchased in-process research and development assets); or (ii) amortized over their estimated useful life (for example, acquired technology), their assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgments when evaluating for impairment as other long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements, which generated total net proceeds of approximately $12 million. During fiscal 2000 and 2001, we received net proceeds of approximately $67.6 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements.

The optical components markets have experienced a severe downturn for the last eighteen months, resulting in a significant decline in the demand for our products as well as those of our competitors'. We believe the Company has adequate financial resources, and will take the necessary actions, to manage through this downturn. However, a further prolonged downturn in the optical components markets or the unsuccessful move to sell our optical components into non-telecom markets, failure by the Company to anticipate or respond to product technological changes, changes by our customers or suppliers, or any significant delays in the introduction of new products, could have a material adverse effect on the Company's financial condition, operating results or cash flows. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes, which provide adequate gross revenues to offset our operating costs.

Cash used in operations for the quarter ended December 31, 2002 was approximately $2.6 million, a decrease of approximately $1.5 million from the quarter ended September 30, 2002. This improvement was due to the cash payout of a $1.2 million Delaware litigation settlement in the first quarter, and savings realized from the consolidation of the Albuquerque, New Mexico facility into Orlando, Florida. We will continue to reduce our cash expenditures through improved manufacturing efficiencies, suspension of selected development projects and consolidation of equipment and facilities. During the first six months of fiscal 2003, we completed the consolidation of our lens product lines in Florida, ceased manufacturing operations in our New Mexico facilities and reorganized internally, all of which we believe will further decrease our cash requirements for the remainder of fiscal 2003. While the Company has no firm commitments for any future financing at this time, with a cash balance of approximately $6.5 million at December 31, 2002, we will take the necessary actions to manage through this downturn. We believe that our financial resources will be sufficient to finance the Company's operations and capital expenditures, excluding acquisitions, for the next twelve months.

While significant progress has been made to reduce operating cash outflow in recent quarters, significant risk and uncertainty remains. At December 31, 2002, the company had a cash balance of approximately $6.5 million. If the company

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

were unable to achieve additional reductions in cash outflow in future quarters, from the actual total cash outflow of $2.6 million in the second quarter, the company would have less than three quarters cash on hand. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, additional losses for bad debt, increased material costs, increased labor costs, lump sum payments for annual Directors and Officers insurance premiums, costs associated with the anticipated sale or relocation of the Walnut, California facility, employee separation costs, increased health insurance and benefits costs, and increases in discretionary spending.

Excluding the payment of $.2 million related to the settlement of certain litigation and $.8 million of cash used in connection with the reorganization and relocation efforts during the quarter the Company would have had cash used from operations of approximately $1.6 million in the second quarter. If the Company were unable to achieve additional reductions in cash flow in future quarters, from this adjusted cash flow of $1.6 million in the second quarter, the Company would have approximately four quarters of cash remaining.

The Company continues to take actions and seek additional savings in cash flow through sales increases and cost reduction. Actions that are planned for the remainder of 2003 include additional headcount reductions, sale or relocation of our Walnut, California facility, reduced discretionary spending on research and development, advertising and trade shows and tight restrictions on capital spending. The Company has also taken actions in the first two quarters of 2003 to increase sales activities through the hiring of additional sales personnel, and the signing of new distributor and manufacturer's representative agreements. Actual cash flow benefit from such actions remains uncertain. The timing of such actions and severity of cuts will impact the realization of such benefits and magnitude of ongoing benefit.

For the six months ended December 31, 2002, cash used in operations, excluding cash requirements related to changes in working capital, was approximately $5.9 million, a decrease of approximately $3.8 million from the same period of fiscal 2002. During the first six months of fiscal 2003, working capital needs used approximately $.8 million in cash, primarily due to the payment of the cash settlement in the Delaware litigation action and the reorganization and relocation efforts. During the first six months of fiscal 2002, changes in working capital resulted in an increase of approximately $3.1 million in cash due primarily to growth in accounts payable, accrued expenses, and inventories. During the six months ended December 31, 2002, there were no significant expenditures for capital equipment and patent protection, and proceeds from the sale of assets totaled approximately $.4 million.

The table below presents the Company's contractual obligations and commercial commitments as of December 31, 2002:

CONTRACTUAL OBLIGATIONS

                                                      Stated
     (Dollars in 000's)                   Total      Maturity                  Comments
     ------------------                   -----      --------                  --------
     Note payable                        $    78    Jul. 1999          Negotiating settlement with
                                                                        third party

     Operating leases                    $ 3,813    2003-2008          Real estate leases with
                                                                        monthly payments
     Employee severance and other
       exit costs                        $   115    Apr. 2005          Lease costs will be
                                                                         substantially paid by 6/30/03
     Legal settlement payments on
       Delaware action                   $   300    Not applicable     Settlement costs to be paid by
                                                                        June 30, 2003

The Company does not engage in any activities involving special purpose entities or off-balance sheet financing.

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" which the Company will be required to adopt for any future costs associated with an exit or disposal activity. The Company does not believe the adoption of SFAS 146 will have a material effect on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." Interpretation No. 45 supersedes Interpretation No. 34, "DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," and provides guidance on the recognition and disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 is not expected to materially impact our results of operations or financial position.

In November 2002, the FASB's Emerging Issues Task Force ("EITF") discussed Issue No. 02-16, "ACCOUNTING BY A RESELLER FOR CASH CONSIDERATION RECEIVED FROM A VENDOR." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to materially impact our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE." SFAS No.148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 is not expected to materially impact our results of operations or financial position.

                          LIGHTPATH TECHNOLOGIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests liquid cash primarily in money market accounts, certificates of deposit or in overnight repurchase agreements. Due to the short-term nature of these investments, we believe that the market risk related to these investments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

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

                          LIGHTPATH TECHNOLOGIES, INC.
PART II

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 1, Legal Proceedings, in Form 10-Q for the quarter ended September 30, 2002 for descriptions of the following and other legal proceedings.

In December 2001, the Company agreed to proceed with the settlement of a May 2, 2000 class action lawsuit, which the Company had commenced in the Chancery Court of Delaware. The settlement included a provision that each former Class E shareholder had the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement whereas holders of approximately 0.5 million shares or 12% opted out of the settlement. At June 30, 2002, the Company accrued an estimated settlement charge of $1.5 million of which approximately $1.3 million was distributed as of December 31, 2002.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals, leading up to and surrounding the Company's 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted a motion for Summary Judgment filed by the Company. The plaintiffs sought reconsideration of the ruling; however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals dismissed from the action.

During the six months ended December 31, 2002, the Company incurred and expensed legal fees associated with the Texas Action of approximately $.4 million; however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of December 31, 2002. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LightPath Technologies, Inc. conducted its 2002 Annual Meeting of Stockholders on October 15, 2002. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

     1. Election of Class III Directors to hold office until the Annual Meeting of Stockholders in 2005 and a Class II Director to hold office until the Annual Meeting of Stockholders in 2003. The election of Class III Directors, Louis Leeburg and Gary Silverman, of the Company

                          LIGHTPATH TECHNOLOGIES, INC.

          was approved by a vote of Class A shareholders of 18,170,257 FOR and 1,088,403 WITHHOLD AUTHORITY, 18,014,268 FOR and 1,244,392 WITHHOLD AUTHORITY, respectively. The election of Class II Director, Kenneth Brizel, of the Company was approved by a vote of Class A shareholders of 17,947,862 FOR and 1,310,798 WITHHOLD AUTHORITY. The terms of the Company's Class I Directors, Robert Ripp and Robert Bruggeworth and of its Class II Directors, James Adler Jr. and Steve Brueck continued after the date of the Annual Meeting.

     2. Approval of the Amended and Restated Omnibus Incentive Plan was approved by a vote of Class A shareholders 15,772,086 FOR; 3,394,627 AGAINST and 91,947 ABSTENTIONS.

     3. Ratification of the selection of KPMG LLP as independent accountants for the Company for the fiscal year ending June 30, 2003 was approved by a vote of Class A shareholders 18,002,281 FOR; 1,239,748 AGAINST and 16,631 ABSTENTIONS.

ITEM 5. OTHER INFORMATION

On January 24, 2003, the Company filed a definitive Proxy Statement and Notice of Special Shareholders Meeting to be held on February 28, 2003 whereby shareholder approval will be sought in order to affect a reverse stock split of up to 8-to-1 as a means to conform to the minimum bid price requirement to remain listed on the Nasdaq National Market.

The Company believes that a reverse stock split may be desirable for a number of reasons. First, the Company believes that a reverse stock split may avoid the delisting of LightPath common stock from the Nasdaq National Market. Second, the Company believes that a reverse stock split could improve the marketability and liquidity of its common stock.

LightPath common stock is quoted on the Nasdaq National Market. In order for it to continue to be quoted on the Nasdaq National Market, certain listing maintenance standards, established by Nasdaq, must be satisfied. Among other things, if the closing bid price of the common stock is under $1.00 per share for 30 consecutive trading days and does not thereafter reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 90 calendar days following notification by Nasdaq, Nasdaq may delist the common stock from trading on the Nasdaq National Market. If the Company's common stock were to be delisted, and did not qualify for trading on the Nasdaq SmallCap Market, the common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternative markets are generally considered to be less efficient than, and not as broad as, the Nasdaq National Market.

On July 24, 2002, the Company received a letter from Nasdaq advising that its common stock had not met Nasdaq's minimum bid price requirement for 30 consecutive trading days and that, if the Company were unable to demonstrate compliance with this requirement during the 90 calendar days ending October 22, 2002, its common stock would be delisted from the Nasdaq National Market. On October 23, 2002, a letter was received from Nasdaq advising that the Company had not regained compliance with the minimum bid price requirement and as a result, its common stock would be delisted from the Nasdaq National Market on October 31, 2002. In accordance with Nasdaq's rules, the Company requested a hearing before Nasdaq's Listing Qualifications Panel to review the staff's determination and remain listed on the Nasdaq National Market. This request stayed the delisting of LightPath common stock, pending the outcome of the panel hearing which was set for December 5, 2002. On December 5, 2002, the Company presented its case to the Listing Qualifications Panel which determined that the Company's common stock must meet the $1.00 per share minimum bid price requirement as soon as possible. The Company submitted a proposal whereby a reverse stock split could be accomplished in approximately 90 days. On January 7, 2003, the Listing Qualifications Panel approved such a plan and permitted the Company's common stock to remain listed on the Nasdaq National Market pending such reverse stock split and compliance with the minimum bid price requirement (in addition to all other maintenance listing requirements) by or before March 7, 2003. A further condition of continued listing on the Nasdaq National Market is that the Company's common stock maintains a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days (in addition to all other maintenance listing requirements).

                          LIGHTPATH TECHNOLOGIES, INC.

The Company expects that a reverse stock split of its common stock will increase the market price so that it will be able to maintain compliance with the Nasdaq minimum bid price listing standard. However, the effect of a reverse split upon the market price of the Company's common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the Company's common stock after the reverse split will not rise in proportion to the reduction in the number of shares of its common stock outstanding resulting from the reverse stock split, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of the Company's common stock may be based also on other factors which may be unrelated to the number of shares outstanding, including the Company's future performance. In addition, there can be no assurance that the Company will not be delisted due to a failure to meet other continued listing requirements even if the market price per post-reverse split share of its common stock remains in excess of $1.00. Notwithstanding the foregoing, the Company believes that the proposed reverse stock split, when implemented within the proposed exchange ratio range, will result in the market price of our common stock rising to the level necessary to satisfy the $1.00 minimum bid price requirement.

The Company also believes that the increased market price of its common stock expected as a result of implementing a reverse stock split may improve the marketability and liquidity of its common stock and may encourage interest and trading in its common stock. Because of the trading volatility often associated with low-priced stocks, many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. Some of those policies and practices may function to make the processing of trades in low-priced stocks economically unattractive to brokers. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, the current average price per share of the Company's common stock can result in individual stockholders paying transaction costs representing a higher percentage of their total share value than would be the case if the share price were substantially higher. It should be noted that the liquidity of the Company's common stock may be adversely affected by the proposed reverse split given the reduced number of shares that would be outstanding after the reverse stock split. The Company is hopeful, however, that the anticipated higher market price will reduce, to some extent, the negative effects on the liquidity and marketability of the common stock inherent in some of the policies and practices of institutional investors and brokerage houses described above.

LightPath also announced in January 2003 that it plans to continue the realignment of its outstanding stock option incentives, initiated in July 2002, with the cancellation of additional selected stock options and the issuance of restricted stock awards. LightPath will cancel approximately 1.6 million options and issue restricted stock awards covering a total of .8 million shares, providing a reduction of approximately .8 million shares. The Company will also issue approximately 150,000 new incentive options to employees bringing the net reduction in underlying shares from 3.8 million to 3.1 million or approximately 15% of outstanding shares. This realignment is expected to be completed within the next 120 days. The issuance of the restricted stock awards will result in the recording of non-cash stock-based compensation charges of approximately $.3 million which will be recorded ratably over the vesting period.

In January 2003, Todd Childress, formerly Vice President, Finance, assumed the role of CFO and Secretary for the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2002:

                          LIGHTPATH TECHNOLOGIES, INC.

          1. Current report on Form 8-K dated October 17 2002, included the press release announcing the results of the Annual Shareholders meeting held October 15, 2002 and that the first quarter fiscal 2003 conference call would be held on October 31, 2002.

          2. Current report on Form 8-K dated October 31, 2002 included the press release of the first quarter fiscal 2003 financial results made on October 31, 2002.

                          LIGHTPATH TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIGHTPATH TECHNOLOGIES, INC.

Date: February 10, 2003                 By: /s/ Ken Brizel
      -----------------                     ------------------------------------
                                            CHIEF EXECUTIVE OFFICER

                          LIGHTPATH TECHNOLOGIES, INC.

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

Date: February 10, 2003
      -----------------

/s/ Ken Brizel
-------------------------------------
Ken Brizel
LightPath Technologies, Inc.
President and Chief Executive Officer

                          LIGHTPATH TECHNOLOGIES, INC.

                Certification of the Principal Financial Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Todd Childress, the Chief Financial Officer of LightPath Technologies, Inc. (the "Company"), certify that:

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

Date: February 10, 2003
      -----------------

/s/ Todd Childress
-------------------------------------
Todd Childress
LightPath Technologies, Inc.
Chief Financial Officer

                          LIGHTPATH TECHNOLOGIES, INC.

                Certification of the Principal Executive Officer

                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ken Brizel, the President and Chief Executive Officer of LightPath Technologies, Inc. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended December 31, 2002 of the Company (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 10, 2003
      -----------------

/s/ Ken Brizel
---------------------------
Ken Brizel

LightPath Technologies, Inc.
President and Chief Executive Officer


I, Todd Childress, the Chief Financial Officer of LightPath Technologies, Inc. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended December 31, 2002 of the Company (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 10, 2003
      -----------------

/s/ Todd Childress
---------------------------
Todd Childress

LightPath Technologies, Inc.
Chief Financial Officer