Form 10-Q
period 2003-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2003-05-15
CIK 889971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

2,584,595 shares of common stock, Class A, $.01 par value, outstanding as of April 30, 2003

                          LIGHTPATH TECHNOLOGIES, INC.
                                    FORM 10-Q

                                      INDEX

ITEM                                                                        PAGE
----                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Unaudited Consolidated Balance Sheets                       2
         Condensed Unaudited Consolidated Statements of Operations             3
         Condensed Unaudited Consolidated Statements of Cash Flows             4
         Notes to Condensed Unaudited Consolidated Financial Statements        5
Item 2.  Management's Discussion and Analysis of Financial                    15
           Condition and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22
Item 4.  Controls and Procedures                                              22


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                  23
Item 5.  Other Information                                                    23
Item 6.  Exhibits and Reports on Form 8-K                                     24

SIGNATURES

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

ITEM 1. FINANCIAL STATEMENTS

                          LIGHTPATH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              MARCH 31,        JUNE 30,
                                                                2003             2002
                                                            -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   3,789,414    $  13,177,624
  Trade accounts receivable, net of allowance of
    $402,309 and $278,255, respectively                         1,194,286        1,560,198
  Inventories                                                   1,404,717        2,403,644
  Prepaid expenses and other receivables                          968,974        1,531,367
                                                            -------------    -------------
       Total current assets                                     7,357,391       18,672,833

Property and equipment, net                                     3,385,292        6,664,374
Goodwill, net                                                          --        2,276,472
Intangible assets, net                                          3,521,537        5,777,707
Investment in LightChip, Inc. and other assets                    202,761        3,585,842
                                                            -------------    -------------
       Total assets                                         $  14,466,981    $  36,977,228
                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $     227,498    $   1,002,374
  Accrued liabilities                                             357,960        1,835,040
  Accrued payroll and benefits                                    424,419          549,241
  Accrued severance and exit costs                                 98,157        1,059,680
  Other current liabilities                                        77,613           88,550
                                                            -------------    -------------
       Total current liabilities                                1,185,647        4,534,885

Commitments and contingencies

Stockholders' equity:
  Common stock: Class A, $.01 par value, voting;
    34,500,000 shares authorized; 2,584,595 shares
    issued and outstanding                                         25,846           25,846
  Additional paid-in capital                                  188,312,131      188,457,364
  Accumulated deficit                                        (175,056,643)    (156,040,867)
                                                            -------------    -------------
       Total stockholders' equity                              13,281,334       32,442,343
                                                            -------------    -------------
       Total liabilities and stockholders' equity           $  14,466,981    $  36,977,228
                                                            =============    =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED
                            CONSOLIDATED STATEMENTS.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               MARCH 31,                      MARCH 31,
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
REVENUES
   Sales, net                                        $  1,687,722    $  3,451,427    $  4,996,278    $  9,127,185
   Product development fees and other sales                    --         166,157              --         345,316
                                                     ------------    ------------    ------------    ------------
Total revenues                                          1,687,722       3,617,584       4,996,278       9,472,501
COST OF SALES                                           1,775,961       3,297,300       6,439,791      10,229,633
                                                     ------------    ------------    ------------    ------------
GROSS MARGIN                                              (88,239)        320,284      (1,443,513)       (757,132)

OPERATING EXPENSES
   Selling, general and administrative                  1,261,776       2,250,372       4,942,624      13,654,384
   Research and development                               927,391       1,474,452       2,449,984       5,710,092
   Asset impairment                                            --              --       5,504,457       6,955,229
   Amortization of goodwill and intangibles               563,977       1,639,626       2,107,485       6,740,445
   Reorganization and relocation expense                       --              --         431,287              --
                                                     ------------    ------------    ------------    ------------
Total operating expenses                                2,753,144       5,364,450      15,435,837      33,060,150
                                                     ------------    ------------    ------------    ------------
OPERATING LOSS                                         (2,841,383)     (5,044,166)    (16,879,350)    (33,817,282)

OTHER INCOME
   Investment and other income (expense), net              10,210           8,719         140,044         808,158
                                                     ------------    ------------    ------------    ------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE     (2,831,173)     (5,035,447)    (16,739,306)    (33,009,124)
Cumulative effect of accounting change                         --              --      (2,276,472)             --
                                                     ------------    ------------    ------------    ------------
NET LOSS                                             $ (2,831,173)   $ (5,035,447)   $(19,015,778)   $(33,009,124)

Imputed dividend on preferred stock                            --         (13,890)             --         (61,906)
                                                     ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $ (2,831,173)   $ (5,049,337)   $(19,015,778)   $(33,071,030)
                                                     ============    ============    ============    ============
LOSS PER SHARE OF COMMON STOCK (BASIC AND DILUTED)
   Before cumulative effect of accounting change     $      (1.10)   $      (2.04)   $      (6.48)   $     (13.55)
   Cumulative effect of accounting change                      --              --           (0.88)             --
                                                     ------------    ------------    ------------    ------------

   Net loss                                          $      (1.10)   $      (2.04)   $      (7.36)   $     (13.55)
                                                     ============    ============    ============    ============

Number of shares used in per share calculation          2,584,595       2,474,780       2,584,595       2,439,818
                                                     ============    ============    ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED
                            CONSOLIDATED STATEMENTS.

                          LIGHTPATH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                  MARCH 31,
                                                            2003            2002
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(19,015,778)   $(33,009,124)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Cumulative effect of accounting change                  2,276,472              --
   Depreciation and amortization                           3,482,726       8,986,832
   Asset impairment                                        5,504,457       6,955,229
   Stock-based compensation                                 (145,232)      4,782,278
   Provision for uncollectible accounts receivable           124,054              --
Changes in operating assets and liabilities:
   Trade receivables                                         241,858        (108,701)
   Inventories                                               998,927       1,034,147
   Prepaid expenses and other                                542,432        (411,268)
   Accounts payable and accrued expenses                  (3,338,301)        854,257
                                                        ------------    ------------
Net cash used in operating activities                     (9,328,385)    (10,916,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment additions                            (146,916)     (2,214,872)
Proceeds from sale of assets                                 116,008         595,774
Patent and license agreement costs                           (17,980)        (52,033)
                                                        ------------    ------------
Net cash used in investing activities                        (48,888)     (1,671,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases                                   (10,937)       (145,325)
Proceeds from exercise of stock options and warrants              --         292,050
                                                        ------------    ------------
Net cash (used in) provided by financing activities          (10,937)        146,725
                                                        ------------    ------------
Net decrease in cash and cash equivalents                 (9,388,210)    (12,440,756)
Cash and cash equivalents at beginning of period          13,177,624      29,273,034
                                                        ------------    ------------
Cash and cash equivalents at end of period              $  3,789,414    $ 16,832,278
                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Note receivable in exchange for equipment               $         --    $    270,000
Preferred stock premium                                 $         --    $    (61,906)
Class A common stock issued upon conversion of
preferred stock                                         $         --    $     11,984
Conversion of redeemable preferred stock to
Class A common stock                                    $         --    $  1,478,976

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED
                            CONSOLIDATED STATEMENTS.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                 MARCH 31, 2003

ORGANIZATION

LightPath Technologies, Inc. ("LightPath" or the "Company") was incorporated in Delaware on June 15, 1992. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company is engaged in the production of precision molded aspherical lenses, GRADIUM(R) glass lenses, collimators and isolator optics used in various markets, including industrial, telecommunications, medical, defense, and test & measurement. The Company also performs research and development for emerging optical products and market segments in both traditional optics and telecommunications markets. As used herein, the terms "LightPath" or the "Company", refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

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

The optical components markets, particularly the telecommunications market, have experienced a severe downturn since mid-2001, resulting in a significant decline in the demand for the Company's telecom related products as well as competitors' products. During the nine months of fiscal 2003, the Company completed the consolidation of the collimator and GRADIUM(R) product lines in Orando, Florida and relocated the administrative headquarters from Albuquerque, New Mexico to Orlando, Florida. During the third quarter of fiscal 2003, the Company elected to begin consolidating its isolator business from Walnut, California into the Orlando, Florida plant. This consolidation is expected to be completed by June 30, 2003.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission.

These consolidated financial statements are unaudited but include all adjustments, which include normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. Certain items in the prior year's financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or the results of operations.

1. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED  FINANCIAL  STATEMENTS  include the accounts of the Company and its
wholly-owned   subsidiaries.   All   significant   intercompany   balances   and
transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

INVENTORIES, which consist principally of raw materials, lenses, isolators, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead.

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

LONG-LIVED ASSETS are recorded in accordance with SFAS No.144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 has resulted in asset impairment of $5.5 million for the nine months ended March 31, 2003. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

INTANGIBLE ASSETS, consisting of customer list and supply contracts, licenses, patents, trademarks, and others, are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful life of the related assets ranging from ten to seventeen years. Customer list and supply contracts and other intangibles are being amortized on a straight-line basis over the estimated period of benefit ranging from two to five years. The recoverability of the carrying values of these intangible assets are evaluated on a recurring basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required.

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

INVESTMENTS AND OTHER ASSETS consists of the Company's ownership interest in LightChip Inc. ("LightChip"), which is accounted for under the cost method. The Company's investment in LightChip was written off during the first fiscal quarter of 2003. Also included is a long-term note receivable related to the sale of certain fixed assets with a maturity in 2006.

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

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

REVENUE is generally recognized from product sales when products are shipped to the customer, provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements. Provisions for estimated losses are made in the period in which such losses are determined.

RESEARCH AND DEVELOPMENT costs are expensed as incurred.

STOCK-BASED COMPENSATION is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employee's stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company adopted the disclosure provisions of SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Net loss, as reported                              $ (2,831,173)   $ (5,049,337)   $(19,015,778)   $(33,071,030)

Add: Total stock-based employee compensation
expense included in reported net income, net of
related tax effects                                    (124,772)         76,250        (145,232)      4,782,278

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              452,014       4,512,721       1,585,125      14,505,539
                                                   ------------    ------------    ------------    ------------

Pro forma net income                               $ (3,407,959)   $ (9,485,808)   $(20,746,135)   $(42,794,291)
                                                   ------------    ------------    ------------    ------------

Loss per share:
   Basic and diluted, as reported                  $      (1.10)   $      (2.04)   $      (7.36)   $     (13.55)

   Basic and diluted, pro forma                    $      (1.32)   $      (3.83)   $      (8.03)   $     (17.54)

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

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2. INVENTORIES

The components of inventories include the following at:

                                                  March 31        June 30
                                                    2003            2002
                                                 ----------      ----------
     Raw materials                               $  987,222      $1,670,488
     Work in process                                304,244         380,987
     Finished goods                                 113,251         352,169
                                                 ----------      ----------
     Total inventories                           $1,404,717      $2,403,644
                                                 ==========      ==========

3. PROPERTY AND EQUIPMENT

During the first nine months of fiscal 2003, the Company recorded asset impairment charges on property and equipment of $1.9 million, of which $134,748 was recorded as a result of the relocation and disposal of equipment in connection with the reorganization of operations from Albuquerque, New Mexico to Orlando, Florida in the first fiscal quarter, and the remaining $1.8 million for the impairment of equipment at the Walnut, California facility was recorded in the second fiscal quarter. The net carrying value of the equipment remaining in Orlando, Florida, which was held for disposal at March 31, 2003, is approximately $74,000.

4. GOODWILL AND INTANGIBLE ASSETS

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $1.3 million for the nine-month period ended March 31, 2003. The following table presents the impact of the adoption of SFAS 142 on the Company's reported net loss and net loss per applicable common share had SFAS 142 been in effect in fiscal 2002:

                                                        MARCH 31,       MARCH 31,
THREE MONTH PERIODS ENDED:                                 2003           2002
                                                      -------------    -----------
Reported net loss applicable to common shareholders   $  (2,831,173)   $(5,049,337)

Add back: amortization of goodwill                               --        445,210
                                                      -------------    -----------

Adjusted net loss applicable to common shareholders   $  (2,831,173)   $(4,604,127)
                                                      =============    ===========

Reported net loss per applicable common share         $       (1.10)   $     (2.04)
                                                      -------------    -----------
Adjusted net loss per applicable common share         $       (1.10)   $     (1.86)
                                                      -------------    -----------

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                                                  MARCH 31,          MARCH 31,
NINE MONTH PERIODS ENDED:                                            2003              2002
                                                                --------------      ------------
Reported loss before cumulative effect of accounting change
     applicable to common shareholders                          $  (16,739,306)     $(33,071,030)

Add back: amortization of goodwill                                          --         1,335,630
                                                                --------------      ------------

Adjusted loss before cumulative effect of accounting change
     applicable to common shareholders                          $  (16,739,306)     $(31,735,400)
                                                                ==============      ============

Reported net loss applicable to common shareholders             $  (19,015,778)     $(33,071,030)

Add back: amortization of goodwill                                          --         1,335,630
                                                                --------------      ------------

Adjusted net loss applicable to common shareholders             $  (19,015,778)     $(31,735,400)
                                                                ==============      ============

Reported loss before cumulative effect of accounting change
     per applicable common share                                $        (6.48)     $     (13.55)
                                                                --------------      ------------

Adjusted loss before cumulative effect of accounting change
     per applicable common share                                $        (6.48)     $     (13.01)
                                                                ==============      ============

Reported net loss per applicable common share                   $        (7.36)     $     (13.55)
                                                                --------------      ------------

Adjusted net loss per applicable common share                   $        (7.36)     $     (13.01)
                                                                ==============      ============

The following table  discloses  information  regarding the carrying  amounts and
associated   accumulated   amortization   for   intangible   assets  subject  to
amortization after the adoption of SFAS 142.

                                                     MARCH 31, 2003

                                      Gross carrying   Accumulated  Net carrying
Amortized intangible assets:              amount      amortization      amount
                                        -----------   ------------   -----------
Customer list and supply contract       $ 1,041,750    $   473,524   $   568,226
Developed technology                      6,064,981      4,065,900     1,999,081
Covenant not-to-compete                   1,100,000        926,852       173,148
Other intangibles                         2,860,000      2,563,345       296,655
Patents and trademarks granted              643,388        251,698       391,690
Patent applications in process               92,737             --        92,737
                                        -----------    -----------   -----------
      Total                             $11,802,856    $ 8,281,319   $ 3,521,537
                                        ===========    ===========   ===========

                                                     JUNE 30, 2002

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
                                        ===========    ===========   ===========

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table summarizes the amortization expense attributable to intangible assets for the three month and nine month periods ended March 31, 2003 and 2002, as well as estimated amortization expense for the fiscal years ending in June 2003 through 2007.

     Aggregate amortization expense:

                                        Three Months Ended     Nine Months Ended
                                        ------------------     -----------------
       March 31, 2003                     $   563,977            $ 2,107,485
       March 31, 2002                     $ 1,639,626(a)         $ 6,740,445(b)

     Estimated amortization expense:

      For the fiscal years ending:
       June 30, 2003                      $ 2,614,000
       June 30, 2004                      $ 1,973,000
       June 30, 2005                      $   578,000
       June 30, 2006                      $    90,000
       June 30, 2007                      $    60,000

     (a) Totals for the three months ended March 31, 2002 includes $445,210 of goodwill amortization.

     (b) Totals for the nine months ended March 31, 2002 includes $1,335,630 of goodwill amortization.

During the second fiscal quarter of 2003, the Company further evaluated its goodwill and intangibles. As a result, approximately $2.3 million of goodwill impairment associated with the acquisition of Horizon was recorded in the second fiscal quarter.

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

6. RESTRUCTURING

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida. A restructuring accrual for employee severance and other exit costs was recorded at June 30, 2002 for approximately $1.1 million, which included employee severance for 67 employees and other lease costs. As of March 31, 2003, $1.0 million of the accrued restructuring costs were paid. The severance benefits were paid by December 31, 2002 and the lease payments should be substantially complete by June 30, 2003.

The Company also recorded reorganization and relocation expenses totaling approximately $.4 million during the nine months ended March 31, 2003.

The restructuring accrual and its activity during the period are summarized as follows:

                               Balance at                         Balance at
                             June 30, 2002     Amounts paid     March 31, 2003
                             -------------     ------------     --------------
     Severance                $   631,181      $  (631,181)       $       --
     Lease and other              428,499         (330,342)           98,157
                              -----------      -----------        ----------
                              $ 1,059,680      $  (961,523)       $   98,157
                              ===========      ===========        ==========

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7. STOCKHOLDERS' EQUITY

On September 30, 2000, the Company redeemed 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the "E Shares") with $.01 par value, since the conversion provisions expired without being met. The former holders of E Shares received their redemption value of $.0001 per share, upon resolution of certain stockholder litigation relating to E Shares, by September 30, 2002. See Note 11.

On February 28, 2003, the Board of Directors authorized an 8-for-1 reverse stock split of the Company's Class A $0.01 par value common stock. As a result of the reverse split, the total number of shares of issued and outstanding stock was reduced to 2,584,595 from 20,677,071, and additional paid-in capital was increased by $180,925. All references in the accompanying financial statements to the number of common shares and per-share amounts for fiscal 2002 have been restated to reflect the reverse stock split. Currently, the Company does not have any preferred stock outstanding.

8. NET LOSS PER SHARE

Basic net loss per common share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at March 31, 2002: 4,632,172 shares of Class A common stock issuable upon exercise of outstanding restricted stock options, and 299,300 shares of Class A common stock issuable upon exercise of private placement and other warrants. A seven percent premium earned by the preferred shareholders increased the net loss applicable to common shareholders by $13,890 and $61,906 for the three months and the nine months ended March 31, 2002, respectively. Currently, the Company does not have any preferred stock outstanding.

9. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation expense is recognized when the exercise price of the employee's stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Stock-based compensation has been reclassed to "Cost of sales", "Selling, general and administrative", and "Research and development" in all periods presented. The following is a summary of amounts included in each of the cost and expenses categories:

     STOCK-BASED COMPENSATION INCLUDED           THREE MONTHS ENDED             NINE MONTHS ENDED
            IN COST AND EXPENSES                      MARCH 31,                      MARCH 31,
                                                2003            2002           2003            2002
                                             ----------      ----------     ----------      ----------
     Cost of sales                           $  (63,923)     $    6,956     $  (84,509)     $   20,868
     Selling, general and administrative        (72,130)         69,294        (61,398)      4,747,643
     Research and development                    11,281              --            675          13,767
                                             ----------      ----------     ----------      ----------
         TOTAL STOCK-BASED COMPENSATION      $ (124,772)     $   76,250     $ (145,232) $    4,782,278
                                             ==========      ==========     ==========  ==============

10.SEGMENT INFORMATION

Beginning in fiscal 2003, the Company reorganized into the Optical Lens Group ("Optical Lens") and Laser Component Group ("Laser Component") as the Company's reportable segments under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". For the three months ended March 31, 2003, Optical Lens product sales represented approximately 75% of total revenues and Laser Component product sales represented approximately 25% of total revenues of the Company.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Optical Lens segment includes the core lens business of the Company: precision molded aspheric optics, GRADIUM lenses and collimators. Applicable markets for the Optical Lens products include defense, medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. The Optical Lens Group also performs research and development in the aforementioned markets.

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

Summarized financial information concerning the Company's reportable segments for the three months and the nine months ended March 31, is shown in the following table. Prior year information has been restated to conform to the new reportable segments of the Company.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                Optical            Laser       Corporate and
                  Lens           Component       Other (1)          Total
              ------------       --------       ----------      ------------

THREE MONTHS ENDED MARCH 31

Revenues (2)

     2003     $  1,258,992        428,730               --      $  1,687,722

     2002     $  2,293,848      1,323,736               --      $  3,617,584

Operating loss

     2003     $ (1,410,353)      (882,270)        (548,760)     $ (2,841,383)

     2002     $ (2,878,631)      (456,678)      (1,708,857)     $ (5,044,166)

Loss before cumulative effect of accounting change (3)

     2003     $ (1,400,143)      (882,270)        (548,760)     $ (2,831,173)

     2002     $ (2,892,663)      (456,678)      (1,699,996)     $ (5,049,337)

Net loss (3)

     2003     $ (1,400,143)      (882,270)        (548,760)     $ (2,831,173)

     2002     $ (2,892,663)      (456,678)      (1,699,996)     $ (5,049,337)

Total Assets at March 31

     2003     $  5,300,362      1,556,017        7,610,602      $ 14,466,981

     2002     $ 12,731,832      7,197,475       33,818,933      $ 53,748,240

NINE MONTHS ENDED MARCH 31

Revenues (2)

     2003     $  3,820,184      1,176,094               --      $  4,996,278

     2002     $  6,350,606      3,121,895               --      $  9,472,501

Operating loss (3)

     2003     $ (4,099,405)    (7,135,734)      (5,644,211)     $(16,879,350)

     2002     $(12,726,390)    (2,632,471)     (18,458,421)     $(33,817,282)

Loss before cumulative effect of accounting change (3)

     2003     $ (4,074,897)    (7,135,734)      (5,528,675)     $(16,739,306)

     2002     $(11,657,798)    (2,614,685)     (18,798,547)     $(33,071,030)

Net loss (3)

     2003     $ (4,074,897)    (7,135,734)      (7,805,147)     $(19,015,778)

     2002     $(11,657,798)    (2,614,685)     (18,798,547)     $(33,071,030)

(1) Corporate functions include certain members of executive management, the corporate accounting and finance, investor relations, non-cash charges and other typical administrative functions as well as the restructuring expenses, which are not allocated to segments.
(2)  There were no material inter-segment sales during all periods presented.
(3) In addition to unallocated corporate functions, management does not allocate interest expense, interest income, and other non-operating income and expense amounts in the determination of the operating performance of the reportable segments.

                          LIGHTPATH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11. CONTINGENCIES

In December 2001, the Company agreed to proceed with the settlement of a May 2, 2000 class action lawsuit, which the Company had commenced in the Chancery Court of Delaware. The settlement included a provision that each former Class E shareholder had the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a settlement payment of $0.40 for each share. Approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement. At June 30, 2002, the Company accrued an estimated settlement charge of $1.5 million of which approximately $1.3 million was distributed as of March 31, 2003.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals (former Directors and Officers), leading up to and surrounding the Company's 1995 proxy statement constituted fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted a motion for Summary Judgment in favor of the Company. The plaintiffs sought reconsideration of the ruling; however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals (former Directors and Officers) dismissed from the action.

During the nine months ended March 31, 2003, the Company incurred and expensed legal fees associated with the Texas Action of approximately $.4 million; however, an insurance claim for the aggregate amount incurred in connection with the Texas Action, in excess of applicable deductibles, has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of March 31, 2003. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

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

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. ALL STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT, OTHER THAN STATEMENTS OF HISTORICAL FACTS, WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES, GROWTH, PRODUCT DEVELOPMENT, SALES, BUSINESS STRATEGY AND OTHER SIMILAR MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND OTHER RISKS DESCRIBED IN THE COMPANY'S REPORTS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, ALL OF THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

CONSOLIDATED OPERATIONS

Our consolidated revenues totaled $1.7 million for the third quarter of fiscal 2003, a decrease of approximately $1.9 million or 53% compared to revenues for the third quarter of fiscal 2002. The decrease was primarily attributable to a decrease in laser components sales of $.9 million and optical lens sales of $1.0 million.

In the third quarter of fiscal 2003, consolidated cost of sales was approximately 105% of product sales, versus the comparable period of fiscal 2002 in which we reported cost of sales of 91%. The elevated cost of sales is attributable principally to the underutilization of manufacturing facilities and staff because of reduced sales during the quarter. The Company has taken steps to reduce fixed and variable costs, including the consolidation of the Company's manufacturing operations from Albuquerque, New Mexico and Walnut, California to a single product facility in Orlando, Florida, which is expected to be completed in the fourth quarter of fiscal 2003.

During the third quarter of fiscal 2003, selling, general and administrative costs decreased by $ 1.0 million from the third quarter of fiscal 2002 to $1.3 million, due, primarily, to the decrease in administrative and personnel costs as we consolidated facilities. We incurred several non-cash charges during the third quarter of fiscal 2003, including $.5 million in amortization of intangibles from acquisitions. This was offset by the forfeiture of restricted stock awards resulting in $.1 million benefit in stock-based compensation.

Research and development costs decreased by approximately $.5 million to approximately $.9 million in the third quarter of fiscal 2003 versus the third quarter of fiscal 2002, due to reduced personnel and discontinuation of the research and development efforts directed at developing an optical cross connect switch. Other development work consisted of expenses associated with automation development and products in the areas of isolators and next generation optical subassemblies and sub-assembly technologies.

Investment and other income decreased approximately $.1 million as interest earned on investments in the third quarter of fiscal 2003 declined due to lower interest rates and a decrease in cash balances. Interest and other expense in the third quarter of fiscal 2003 were not significant, as compared to $.1 million interest and other expense in the same period of fiscal 2002.

Net loss was $2.8 million during the third quarter of fiscal 2003. Included in the net loss was approximately $.4 million from the non-cash charges. This compares with the third quarter of fiscal 2002, in which we reported a net loss of $5 million, including $1.7 million in non-cash charges. The $2.2 million

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

decrease in net loss was due primarily to the reductions in operating costs, primarily in selling, general and administrative expense and research and development, and the non-cash and other charges. Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $.4 million for the three-month period ended March 31, 2003. Net loss of $2.8 million for the third quarter of fiscal 2003 resulted in a net loss per share of $1.10, a decrease of $0.94 compared to the third quarter of fiscal 2002 net loss per applicable common share of $2.04. Net loss applicable to common shareholders for the third quarter of fiscal 2002 of $5.0 million included $13,890 attributable to a premium on the Company's preferred stock previously outstanding.

SEGMENTS

In June 2002, we announced plans for fiscal 2003 to consolidate lens product lines in Florida and reorganize internally into two segments; the Optical Lens Group and the Laser Component Group.

OPTICAL LENS GROUP

The Optical Lens Group manages the aspheric, GRADIUM(R), and collimator lens products. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond communications. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. For the third quarter of fiscal 2003, lens product sales decreased $1.0 million to approximately $1.3 million from $2.3 million for the comparable period last year. This decrease is due largely to declining demand for collimators, primarily in the telecommunications market.

The Optical Lens Group incurred a segment operating loss of $1.4 million for the third quarter of fiscal 2003 as compared to $2.9 million for the comparable period last year, due primarily to overhead reductions. The company was able to significantly reduce operating overhead through the shut-down and transfer of its New Jersey research and development office, and the relocation and reorganization of the New Mexico production facility into the Orlando, Florida facility. Additional savings came from targeted personnel and expense reductions.

LASER COMPONENT GROUP

The Laser Component Group focuses on isolators and optical packaging solutions. As our customers ask for more demanding optical performance, we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group has historically invested in research and development in support of optical generation and detection applications, such as transmitters, transceivers and pumps. This group enables LightPath to augment current passive optical components, such as OASIS(TM), with new innovative passive optical subassemblies, such as multiport and hybrid devices, to provide cost effective optical management solutions for our customers. During the third quarter of fiscal 2003, the Company reported approximately $.4 million of laser component sales. The decrease of approximately $.9 million from the comparable period of the prior year was due primarily to reduced sales of isolator products in the telecommunications market.

The Laser Component Group incurred a segment operating loss of approximately $.9 million for the third quarter of fiscal 2003, which is $.4 million lower compared to the same period of fiscal 2002. The segment net loss was mainly due to reduced sales. In January 2003, the Company announced plans to either sell the Walnut, California operating unit or consolidate the operations into its Orlando, Florida facility. The company is currently in the process of consolidating the Walnut, California facility and is expected to complete it by the end of fourth fiscal quarter. The Company continues to consider strategic alternatives for this operating unit.

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

NINE MONTHS  ENDED MARCH 31,  2003  COMPARED TO THE NINE MONTHS  ENDED MARCH 31,
2002

CONSOLIDATED OPERATIONS

Our consolidated revenues totaled $5.0 million for the first nine months of fiscal 2003, a decrease of approximately $4.5 million or 47% compared to revenues for the first nine months of fiscal 2002. The decrease was primarily attributable to a decrease in laser component product sales of $2.0 million or 62% and a decrease in optical lens sales of $2.5 million or 40%. This decrease was largely a result of an overall decrease in market demand for optical lenses and laser component products, primarily in the telecom sector.

In the first nine months of fiscal 2003, consolidated cost of sales was approximately 105% of product sales, an increase from the comparable period of fiscal 2002 in which we reported cost of sales of 91%. Both years included inventory write downs of $.5 million and $1.2 million, respectively. The increase of 14% from the comparable period of fiscal 2002 is attributable principally to the underutilization of manufacturing facilities and staff because of reduced sales during the period.

During the first nine months of fiscal 2003, selling, general and administrative costs decreased by $8.7 million from the first nine months of fiscal 2002 to $4.9 million. The decrease is due primarily to a $1.2 million legal settlement accrual included in fiscal 2002 and a $4.8 million decrease in stock-based compensation. In addition, the Company has taken additional actions to reduce costs, including consolidation of the Company's Albuquerque, New Mexico and Walnut, California operating plants to Orlando, Florida plant, and other targeted headcount reductions.

Research and development costs decreased by approximately $3.3 million to $2.4 million in the first nine months of fiscal 2003 versus the first nine months of fiscal 2002, due, primarily, to reduced personnel and discontinuation of the research and development efforts directed at developing an optical cross connect switch. Other development work consisted of expenses associated with automation development and products in the areas of isolators and next generation optical subassemblies and sub-assembly technologies.

We  incurred  several  non-cash  charges  during the first nine months of fiscal
2003, including $3.4 million related to the write down of the Company's investment in LightChip, $2.4 million related to the write down of the Company's goodwill and remaining intangible assets from the Horizon acquisition, $1.9 million of asset impairment charges primarily from manufacturing equipment related to the isolator business, and $2.1 million in amortization of intangibles from acquisitions, offset by the forfeitures of restricted stock awards resulting in $.1million benefit in stock-based compensation.

During the first nine months of fiscal 2003, the Company also recorded approximately $.4 million of reorganization and relocation expenses incurred in connection with its previously announced plans to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida. These expenses consist primarily of costs to dispose and move equipment to Florida, employment, and travel expenses. In addition, during the first nine months of fiscal 2003, we paid approximately $1.0 million of the employee severance and lease termination fees accrued at June 30, 2002.

Investment and other income decreased approximately $.7 million as interest earned on investments in the first nine months of fiscal 2003 declined due to lower interest rates and a decrease in cash balances. In addition, the first nine months of fiscal 2002 included a gain on the sale of assets of approximately $.4 million not present in fiscal 2003. Interest and other expense in the first nine months of fiscal 2003 and fiscal 2002 were not significant.

Net loss was $19.0 million during the first nine months of fiscal 2003. Included in the net loss was approximately $9.7 million from the non-cash charges described above, $.5 million in inventory write- downs, and $.4 million in reorganization and relocation expenses. This compares with the first nine months of fiscal 2002 in which we reported a net loss of $33.0 million including $18.5

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

million in non-cash charges, a $1.2 million inventory write down and a $1.6 million charge related to litigation settlement costs. The $14.0 million decrease in net loss was due primarily to the decrease of $10.7 million non-cash and other charges and the reductions in operating costs, primarily in selling, general and administrative expense and research and development. Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $1.3 million for the nine-month period ended March 31, 2003. Net loss of $19.0 million for the first nine months of fiscal 2003 resulted in a net loss per share of $7.36, a decrease of $6.19 compared to the first nine months of fiscal 2002 net loss per applicable common share of $13.55. Net loss applicable to common shareholders for the first nine months of fiscal 2002 of $33.0 million included $61,906
attributable  to  a  premium  on  the  Company's   preferred  stock   previously
outstanding.

SEGMENTS

In June 2002 we announced plans for fiscal 2003 to consolidate lens product lines in Florida and reorganize internally into two segments: the Optical Lens Group and the Laser Component Group.

OPTICAL LENS GROUP

The Optical Lens Group manages the aspheric lens products, collimator, and GRADIUM(R) glass lenses. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond communications. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. For the first nine months of fiscal 2003, lens product sales decreased $2.5 million to approximately $3.8 million from $6.3 million for the comparable period last year. This decrease is due largely to declining demand for collimators, primarily in the telecommunications market.

The Optical Lens Group incurred a segment operating loss of $4.1 million for the first nine months of fiscal 2003 as compared to $12.7 million for the comparable period last year due primarily to overhead reductions offset by reduced margins.

LASER COMPONENT GROUP

The Laser Component Group focuses on isolators and optical packaging solutions. As our customers ask for more demanding optical performance, we see a great opportunity to provide the entire solution from laser to fiber. The Laser Component Group has historically invested in research and development in support of optical generation and detection applications, such as transmitters, transceivers and pumps. This group enables LightPath to augment current passive optical components, such as OASIS(TM), with new innovative passive optical subassemblies, such as multiport and hybrid devices, to provide cost effective optical management solutions for our customers. During the first nine months of fiscal 2003, the Company reported approximately $1.2 million of laser component sales, compared with $3.1 million for the comparable period last year. The decrease of approximately $1.9 million from the comparable period of the prior year was due primarily to reduced sales of isolator products in the telecommunications market segment.

The Laser Component Group incurred a segment operating loss of approximately $7.1 million for the first nine months of fiscal 2003, an increase of approximately $4.5 million from the comparable period last year. The segment net loss includes $2.3 million for the write down of Goodwill and Intangibles, consistent with the transitional analysis performed in accordance with SFAS 142 and an additional $1.9 million for the impairment of long-lived assets in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

In January 2003, the Company announced plans to either sell the Walnut, California operating unit or consolidate the operations into its Orlando, Florida facility. The Company is currently in the process of consolidating the Walnut, California facility and is expected to complete it by the end of the fourth fiscal quarter. The Company continues to consider strategic alternatives for the operating unit.

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

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting principles upon which the Company's financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; and (iv) intangible assets. These critical accounting policies and the Company's other significant accounting policies are further disclosed in Note 1 to the Company's Condensed Consolidated Financial Statements.

REVENUE RECOGNITION. The Company recognizes revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable, and collectibility is reasonably assured.

INVENTORY VALUATION. The Company regularly assesses the valuation of inventories and writes down those inventories that are obsolete or in excess of forecasted usage to estimated net realizable value. Estimates of realizable value are based upon the Company's analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company's forecast or actual demand from customers is lower than the Company's estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that have previously been written down.

LONG-LIVED ASSETS. The Company evaluates the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company's market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company's weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, groupings of assets, discount rate and terminal growth rates.
Changes in these estimates could have a material adverse effect on the assessment of property and equipment, thereby requiring the Company to write down the assets.

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

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

We financed our initial operations through private placements of equity and debt until February 1996 when our initial public offering of units of common stock and Class A and B Warrants generated net proceeds of approximately $7.2 million. From June 1997 through November 1999, we completed four preferred stock and one convertible debt private placements, which generated total net proceeds of approximately $12.0 million. During fiscal 2000 and 2001, we received net proceeds of approximately $67.6 million from the exercise of stock options and warrants issued at the initial public offering or in connection with previous private placements.

The optical components markets have recently experienced a severe downturn, resulting in a significant decline in the demand for our products, as well as those of our competitors. We believe the Company has adequate financial resources, and will take the necessary actions, to manage through this downturn. However, a further prolonged downturn in the optical components markets or the unsuccessful move to sell our optical components into non-telecom markets, failure by the Company to anticipate or respond to product technological changes, changes by our customers or suppliers, or any significant delays in the introduction of new products, could have a material adverse effect on the Company's financial condition, operating results or cash flows. We expect to continue to incur net losses until such time, if ever, as we obtain market acceptance for our products at sale prices and volumes which provide adequate gross revenues to offset our operating costs.

Cash used in operations for the quarter ended March 31, 2003 was approximately $2.6 million, which was comparable to the quarter ended December 31, 2002. We will continue to reduce our cash expenditures through improved manufacturing efficiencies, suspension of selected development projects and consolidation of equipment and facilities. During the first nine months of fiscal 2003, we completed the consolidation of our lens product lines in Florida, ceased manufacturing operations in our New Mexico facilities and reorganized internally, all of which we believe will further decrease our cash requirements for the remainder of fiscal 2003. While the Company has no firm commitments for any future financing at this time, with a cash balance of approximately $3.8 million at March 31, 2003, we will take the necessary actions to manage through this downturn. We believe that our financial resources will be sufficient to finance the Company's current operations and capital expenditures for the next twelve months.

While significant progress has been made to reduce operating cash outflow in recent quarters, significant risk and uncertainty remains. At March 31, 2003, the Company had a cash balance of approximately $3.8 million. If the Company is unable to achieve additional reductions in cash outflow in future quarters from the actual total cash outflow of $2.6 million in the third quarter, the Company would have less than two quarters cash on hand. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, additional losses for bad debt, increased material costs, increased labor costs, lump sum payments for annual Directors and Officers insurance premiums, costs associated with the relocation of the Walnut, California facility, employee separation costs, increased health insurance and benefits costs, and increases in discretionary spending.

The Company continues to take actions and seek additional savings in cash flow through sales increases and cost reduction. Actions that are planned for the remainder of fiscal 2003 include consolidation of our Walnut, California facility, reduced discretionary spending on research and development, advertising and trade shows and tight restrictions on capital spending. The Company has also taken actions in the first three quarters of 2003 to increase sales activities through the hiring of additional sales personnel, and the signing of new distributor and manufacturer's representative agreements. Actual cash flow benefit from such actions remains uncertain. The timing of such actions and severity of cuts will impact the realization of such benefits and magnitude of the ongoing benefit.

For the nine months ended March 31, 2003, cash used in operations, excluding cash requirements related to changes in working capital, was approximately $7.7 million, a decrease of approximately $4.5 million from the same period of fiscal 2002. During the first nine months of fiscal 2003, working capital needs used approximately $1.6 million in cash, primarily due to the payment of the cash

                          LIGHTPATH TECHNOLOGIES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

settlement in the Delaware litigation action, annual Directors and Officers insurance premium, and the Company's consolidation and relocation efforts. During the first nine months of fiscal 2002, changes in working capital resulted in an increase of approximately $1.4 million in cash due primarily to growth in accounts payable, accrued expenses, and inventories. During the nine months ended March 31, 2003, there were no significant expenditures for capital equipment and patent protection, and proceeds from the sale of assets totaled approximately $.4 million.

The table below presents the Company's contractual obligations and commercial commitments as of March 31, 2003:

CONTRACTUAL OBLIGATIONS

                                                      Stated
                                      Total          Maturity      Comments
                                      -----          --------      --------
     Note payable                     $   78,000     Jul. 1999

                                                                   Real estate leases with
     Operating leases                 $3,500,000     2003-2008     monthly payments

     Employee severance and other                                  Lease costs will be
     exit costs                       $   98,000     Apr. 2005     substantially paid by 6/30/03

     Legal settlement payments on                       Not        Remaining payments related to
     Delaware action                  $  200,000     applicable    unlocated E shareholders

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

In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." Interpretation No. 45 supersedes Interpretation No. 34, "DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," and provides guidance on the recognition and disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after March 31, 2003, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 is not expected to materially impact our results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." This interpretation of Accounting Research Bulletin No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," addresses consolidation by business enterprises of variable interest entities. A variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. Certain disclosures are also required by enterprises that hold significant variable interests in a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 1, Legal Proceedings, in Form 10-Q for the quarter ended September 30, 2002 and December 31, 2002 for descriptions of the following and other legal proceedings.

In December 2001, the Company agreed to proceed with the settlement of a May 2, 2000 class action lawsuit, which the Company had commenced in the Chancery Court of Delaware. The settlement included a provision that each former Class E shareholder had the right to request exclusion from the settlement class. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock pursuant to which they would receive a

                          LIGHTPATH TECHNOLOGIES, INC.

settlement payment of $0.40 for each share. Approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement. At June 30, 2002, the Company accrued an estimated settlement charge of $1.5 million of which approximately $1.3 million was distributed as of March 31, 2003.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the "Texas Plaintiffs") commenced an action in a state court in Texas (the "Texas Action"). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals (former Directors and Officers), leading up to and surrounding the Company's 1995 proxy statement constituted fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 5.5 to 1 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants' actions, they were induced to consent to the Company's recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that this lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted a motion for Summary Judgment in favor of the Company. The plaintiffs sought reconsideration of the ruling; however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals (former Directors and Officers) dismissed from the action.

During the nine months ended March 31, 2003, the Company incurred and expensed legal fees associated with the Texas Action of approximately $.4 million; however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of March 31, 2003. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company's former insurance broker.

LightPath is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's prior periodic reports for this fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

LightPath Technologies, Inc. conducted a special meeting of Stockholders on February 28, 2003. Actions concluded at the meeting through submission of matters to a vote by stockholders was conducted by proxy and included the following:

     1. Proposal to affect a reverse stock split of up to 8-to-1 of the Class A common stock of the Company was approved by a vote of Class A shareholders of 18,196,865 FOR, 1,032,821 AGAINST, and 42,770 WITHHOLD AUTHORITY, respectively.

ITEM 5. OTHER INFORMATION

At a special meeting of the stockholders held on February 28, 2003, the LightPath stockholders approved an amendment to the Company's certificate of incorporation to affect a reverse stock split of the Company's common stock. Following the special meeting of stockholders. LightPath's Board of Directors unanimously approved the reverse stock split on the basis of one share of post-split common stock for each currently outstanding eight shares of pre-split common stock, effective as of the open of business March 4, 2003. Consequently, when trading commenced on Tuesday, March 4, 2003, it was on a post-reverse split basis.

                          LIGHTPATH TECHNOLOGIES, INC.

Previously, the Company had announced the primary purpose of the reverse split was to have its common stock trade above the $1.00 minimum bid price requirement of the Nasdaq National Market. No fractional shares of stock were issued in the reverse split. Any fractional shares held by LightPath stockholders will be paid for by the Company at a price equal to the closing sale price of LightPath's common stock (pre-split) on Monday, March 3, 2003. Continental Stock Transfer and Trust Company is acting as exchange agent for the reverse split, and Continental has sent letters of transmittal to LightPath stockholders instructing them on how to exchange their share certificates.

In addition to the minimum bid price requirement of the Nasdaq National Market referenced above, in order for LightPath's common stock to continue to be quoted on the Nasdaq National Market, certain other listing maintenance standards, established by Nasdaq, must be satisfied. Among other things, if the market value of the Company's publicly held shares ("MVPHS") falls below the minimum MVPHS requirement of $5 million for 30 consecutive business days and does not thereafter reach $5 million or higher for a minimum of ten consecutive business days during the 90 calendar days following notification by Nasdaq, Nasdaq may delist the common stock from trading on the Nasdaq National Market. If the grace period expires without compliance being achieved, Nasdaq will issue a delisting notice to the Company, at which time the Company may appeal Nasdaq's determination to delist and/or assess the viability of transferring its listing to the Nasdaq SmallCap Market. If the Company's common stock were to be delisted, and did not qualify for trading on the Nasdaq SmallCap Market (whose minimum MVPHS requirement is $1 million), the Company's common stock would likely trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternative markets are generally considered to be less efficient than, and not as broad as, the Nasdaq markets.

On April 15, 2003, the Company received a letter from Nasdaq advising that its common stock had not met Nasdaq's National Market minimum MVPHS requirement for 30 consecutive trading days and that the Company has until July 14, 2003, to demonstrate compliance with such requirement.

LightPath also announced in January 2003 that it plans to continue the realignment of its outstanding stock option incentives, first initiated in July 2002, with the cancellation of additional selected stock options and the issuance of restricted stock awards. Under this realignment to take place in the third and fourth quarters of fiscal 2003, the Company expects to cancel approximately .2 million options and issue restricted stock awards covering a total .1 million shares. This realignment is expected to be completed in the fourth quarter. The issuance of the restricted stock awards will result in the recording of non-cash stock-based compensation charges of approximately $.3 million, which will be recorded ratably over the vesting period. In the third quarter, the Company also issued approximately 19,000 new incentive options to employees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are filed as a part of this report.

     99.  Additional Exhibits

          Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2003:

     1. Current report on Form 8-K dated January 9, 2003, included the press release announcing preliminary results for the second quarter of fiscal 2003, the conference call on January 30, 2003, and the NASDAQ decision to proceed with a proxy for a reverse stock split.

                          LIGHTPATH TECHNOLOGIES, INC.

     2. Current report on Form 8-K dated January 30, 2003, included the press release announcing the second quarter fiscal 2003 financial results.

     3.   Current report on Form 8-K dated February 28, 2003, included the press
          release  announcing   stockholder  approval  of  reverse  stock  split
          proposal.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LIGHTPATH TECHNOLOGIES, INC.

Date: May 12, 2003                                  By: /s/ Ken Brizel
      ------------                                      ------------------------
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


Date: May 12, 2003

/s/ Ken Brizel
-----------------------------
Ken Brizel
LightPath Technologies, Inc.
President and Chief Executive Officer

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


Date: May 12, 2003

/s/ Todd Childress
-------------------------------
Todd Childress
LightPath Technologies, Inc.
Chief Financial Officer

                          LIGHTPATH TECHNOLOGIES, INC.

                Certification of the Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Ken Brizel, the President and Chief Executive Officer of LightPath Technologies, Inc. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Company (the "Report"):

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 12, 2003

/s/ Ken Brizel
----------------------
Ken Brizel

LightPath Technologies, Inc.
President and Chief Executive Officer



I, Todd Childress, the Chief Financial Officer of LightPath Technologies, Inc. (the "Company") certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Company (the "Report"):

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003

/s/ Todd Childress
------------------------------
Todd Childress

LightPath Technologies, Inc.
Chief Financial Officer