Form 10-K
period 2003-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2003-09-30
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No)

http://www.lightpath.com

2603 Challenger Tech Court, Suite 100 Orlando, Florida 32826	(407) 382-4003
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

Series D Participating Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    YES  ☐    NO  ☒ .

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the Nasdaq National Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates) was approximately $8,329,318 as of September 8, 2003.

As of September 8, 2003, the number of shares of the registrant’s Class A Common Stock outstanding was 2,615,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LightPath Technologies, Inc.

Form 10-K

PART I

Item 1.    Business.

General

LightPath Technologies, Inc. (“LightPath” or “Company”) is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimators, isolators, GRADIUM® glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing optical manufacturing processes. Through the end of fiscal 2003, we managed our business through two operating segments: Optical Lens and Laser Components. Beginning with fiscal 2004 we will manage and report our business without multiple reporting segments.

Optical Lens:    We manufacture and sell the following types of Optical Lens products: (i) Precision Molded Optics (ii) GRADIUM® glass lenses and (iii) collimator products. Optical Lens applications include defense, medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. Molded aspheres are also used in telecom applications to couple laser to fiber, fiber to fiber and fiber to other optical devices. Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber.

Laser Components:    We manufacture and sell the following types of Laser Component products: (i) isolators and (ii) custom modules and assemblies. An isolator is used to prevent the back reflection of optical signals that can degrade optical transmitter and amplifier performance. Isolators are used throughout fiber optic systems whenever light must enter or exit the fiber.

LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, organized in 1985. We completed our initial public offering on February 22, 1996. From our inception in 1985 until June 1996, we were classified as a “development stage enterprise” that engaged in basic research and development with an initial objective to improve solar energy technology. Through the years, we realized that our early discoveries had much broader application, and we expanded our focus to imaging optics applications. By 1997, our operational focus began to shift to product development and sales of GRADIUM® glass lenses.

During fiscal 1998, sales of lenses to the traditional optics market continued with increases in sales of lenses used in the YAG laser market, catalog and distributor sales and lenses used in the semiconductor wafer inspection markets. During this time, we reorganized internally and realigned our marketing efforts with the purpose of expanding our focus to include markets such as optoelectronics, photonics and solar due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications in addition to the traditional optics market. In fiscal 1998, we began to explore the development of products and a strategy to enter the telecom optical components market. This strategy was built around automated production of telecom components using laser fusion and fiber attachment techniques we developed. In designing our optoelectronic devices, we focused on automation of the manufacturing process. Although many other manufacturers in this industry rely on low labor cost offshore production to control costs, we believe that automation of the manufacturing process can yield significant cost savings over the long term. Our patented laser fusion and fiber attachment techniques are highly automated, and we believe these techniques provided improved quality and flexibility to increase manufacturing capacity in response to growth in demand. Our automation theme was expanded with our fiscal 2000 acquisition of Horizon Photonics, Inc. (“Horizon”), a California corporation originally founded in July 1997, where we acquired the use of robotic systems in manufacturing isolators.

Horizon utilized automated production platforms to manufacture passive optical components for the telecommunications and data communications markets. We acquired all of the outstanding shares of Horizon for approximately 1.4 million shares of our Class A Common Stock and $1 million in cash (an aggregate purchase price of approximately $40.2 million, based on the then-market price of our common stock). Horizon manufactured isolator products in Walnut, CA prior to May 2003 when the site was consolidated with the facilities in Orlando, Florida.

In September 2000, we acquired Geltech, Inc. (“Geltech”), a Delaware corporation originally founded in May 1985. Geltech is a manufacturer of precision molded aspheric optics, which have broad applicability to numerous market segments such as medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. Precision molded aspheric optics are also used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. We acquired all of the outstanding shares of Geltech for an aggregate purchase price of approximately $28.5 million, comprised of 822,737 shares of our Class A common stock (valued at $27.5 million based on the then-market price of our common stock) and approximately $1 million in acquisition costs. We manufacture these products at our facility in Orlando, Florida. During fiscal 2002, we expanded it’s manufacturing facility, which included integrating some of the automation techniques utilized at our other facilities (since consolidated to Orlando). During fiscal 2003, in order to reduce costs, we relocated our corporate headquarters to Orlando and reorganized our manufacturing facility there to accommodate all of the production previously performed in Albuquerque, New Mexico for GRADIUM glass lenses and collimators as well as the isolator product line from Walnut, California.

Our Telecommunications Market History

LightChip:  Our first significant dealings in telecommunications began in June 1997, when we announced we had joined with Invention Machine Corporation to form a joint venture company, LightChip, to develop, manufacture and market the next generation of wavelength division multiplexing (“WDM”) systems for use primarily by the telecommunications industry to increase bandwidth by combining multiple light streams from individual transmissions onto a single optical fiber. We formed LightChip in order to serve the growing metropolitan WDM fiberoptics market. From 1998 to 2002, LightChip has received approximately $91 million in venture capital from the issuance of common stock and four series of convertible preferred stock. Between 1998 and 2002 we invested a total of approximately $11 million in LightChip, with our eventual percentage ownership being approximately 13% of total preferred and common shares. LightChip successfully demonstrated a WDM model and had prototypes of several products available in fiscal 2000. LightChip’s first product sales occurred in calendar 2001. We licensed the use of GRADIUM glass to LightChip for specific applications. In May 2002 we wrote down our investment in LightChip by $6.3 million to reflect pricing of an equity round of financing at a price per share that was lower than the carrying value of our investment in LightChip. The telecommunications market had become severely depressed and valuations of start-up companies decreased dramatically. LightChip announced in the fall of 2002 that they would not be able to continue in business, and shortly thereafter, LightChip sold selected assets and contracts. At that time we wrote down our remaining investment to zero. We collected approximately $226,000 of our original investment upon final disposition of the assets of LightChip in fiscal 2003.

Telecommunications Capital Equipment Decline:  During fiscal 2001, the telecom equipment market slowed dramatically, including the optical components segment of the market. As service providers rapidly cut their capital spending budgets, inventories of hardware systems, subsystems, and components grew quickly due to a lag in vendors adjusting their build rates to the downturn in demand. Although current industry inventories are believed to be dropping, there is still a sizeable inventory of components that must be consumed or destroyed before supply and demand come back in balance. This reduction in demand for telecom components was forecasted by management to continue into fiscal 2004. In June 2002, we announced plans for fiscal 2003 to consolidate all production and corporate headquarters in Florida. During fiscal 2003 we consolidated all manufacturing to Orlando, Florida and formed two operating groups: Optical Lens and Laser Components. Optical Lens manages the collimator and aspheric lens products, which continues as the core capability for LightPath. We believe the aspheric lens product line, in particular, has broad applicability to market segments beyond telecom. We have redefined our market segment of “communications” to include: datacom, telecom, hybrid-fiber coax and wireless communications. In addition, we are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. Laser Components is comprised of the isolator product line, and as customers ask for more demanding optical performance, we are striving to provide the entire solution from laser to fiber as well as custom assemblies. With the consolidation of all our product lines in Florida by the end of fiscal 2003 and the reduction in demand for telecom components we will operate one business segment in fiscal 2004.

Operating Segments and Products

In fiscal 2003, we operated through two operating segments: Optical Lens and Laser Components.

The Optical Lens segment includes the core lens business of the Company: Precision Molded Aspheric Optics, GRADIUM lenses and collimators. Applicable markets for the Optical Lens products include defense, medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring.

The Laser Components segment includes the integrated platform segment with a focus on optical packaging solutions. Laser Component also manufactures isolator components, and performs research and development in optical assemblies. In addition, current optical assemblies such as OASIS™ and custom assemblies are included within this segment.

With the consolidation of all our product lines and their manufacturing into our Florida facility during fiscal 2003, we now have one decision-making management team for the Company’s entire product offering and are therefore planning to report financial results for the entire Company without separately identifiable segments in fiscal 2004.

Optical Lens Segment

Precision Molded Optics

Precision Molded Optics are aspheric lenses used in a wide variety of applications including medical devices, barcode scanners, optical data storage, machine vision, sensors, environmental monitoring, laser-to-fiber coupling, tunable lasers, distributed feedback (DFB) lasers and device coupling. Corning Inc. originally developed the technology that we employ for molding a proprietary low melting temperature glass into an asphere lens. With our September 2000 acquisition of Geltech, we obtained the process, key personnel and equipment, and also secured a perpetual license to all of Corning’s intellectual property associated with the development of precision molded optics.

Our business objective is to provide custom optical solutions to meet customer needs in rapidly changing application markets. We provide aspheric lenses in sizes from sub-millimeter up to 15mm.

We have also developed a line of wafer-scale molded Aspheric lens arrays. This molded lens array process is capable of producing optical components with very-small lens diameters and very-high lens density (for example, 40,000 optical elements in a two-inch diameter array).

GRADIUM

GRADIUM glass was developed by the us in 1985 and is an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems. GRADIUM glass lenses provide advantages over conventional lenses for applications in focusing and collimating light. By reducing optical aberrations and the number of lenses in an optical system, GRADIUM glass provides more efficient light transmission and greater brightness, lower production costs and a simpler, smaller product. Typical applications include surgical lasers, high power YAG lasers for welding and cutting, defense-market uses, and test and measurement.

Collimators

The collimator is an element in all fiber-optic systems, including wavelength division multiplexing (WDM) equipment. In addition, collimators are used in a variety of non-telecom markets, which require flexible beam delivery. Collimators straighten and make parallel, diverging light as it exits a fiber. Our standard collimator provides performance in back reflection and insertion loss and can withstand in excess of 10 watts of optical power. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses.

Laser Components Segment

Isolators

We have developed a family of products that utilize a proprietary micro-fixture design and robotic platform process. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. This flexible platform is capable of producing a variety of finished products including isolators and wavelength lockers. We are manufacturing a qualified family of free-space, laminate and contract-specific isolators. We also sell isolator assemblies for applications in the metro and access telecom markets. This line is based on a manufacturing platform that can address a wide range of customer specifications, while supporting lower cost applications.

The optical isolator is used to prevent the back reflection of optical signals that can degrade transmitter and amplifier performance. We have developed and qualified an automated platform process that avoids the traditional pitfalls of producing optical isolators. Applicable to a variety of passive optical components, our automated platform process has proven to be an efficient and low-cost method for manufacturing isolators without machining tiny metal fixtures and without utilizing a significant level of manual labor. We believe our isolator has a competitive advantage for a certain segment of OEM business, since our proprietary platform allows us to produce unique designs at competitive prices.

Custom Assemblies

We have introduced a number of custom assemblies that will combine two or more of our components, such as the isolator and molded aspheres, into a subassembly. During fiscal 2002, we began to expand custom assembly offerings and to automate the manufacturing of modules to take advantage of low-cost assembly. We plan to continue to expand our offerings in this area.

Products in Development

In general, the current thrust of our development efforts is for application lens markets which include defense, medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring.

Our original process patent is for producing an optical quality material, GRADIUM glass, with an “axial” gradient refractive index (i.e., the index gradient runs parallel to the optical lens axis, rather than perpendicular to the lens axis or “radial”). The GRADIUM glass designated curve is achieved by the controlled combination of multiple glass optical densities. We have developed a set of proprietary software design tools so that the light upon leaving the glass can be precisely modeled. GRADIUM glass lenses can be produced across a large diameter range (currently 1mm-100mm). Refinement of our manufacturing capabilities has led to improved yield and automation, advancing our goal of producing competitively priced products.

We were issued a patent in fiscal 2000 for the development of a process utilizing high-powered lasers for fusion, splicing and polishing of optical material to include optical fiber. This patent is the basis of our collimator production technology.

We were issued our first of three patents relating to our robotic assembly platform used for the manufacturing of isolators in fiscal 2001 and have several other patents in process.

We have approximately 52 U.S. and foreign patents granted or licensed to us in the areas of precision molded optics and “Sol-Gel” technologies. We also hold the right to certain materials we believe are key to the development of high precision molded optics. Although we have a unique and proprietary line of all-glass diffraction gratings (“StableSil”) for telecom applications, there currently is no significant activity in the market for this product line and we have discontinued further development efforts in this area.

In addition, we utilize other optical materials and specialized optical packaging concepts to manipulate light and perform research and development for customer demand optical solutions.

Optical Assemblies

During fiscal 2001, we introduced a number of optical assemblies that combine two or more of our current components, such as the isolator and molded aspheres, into a subassembly. During fiscal 2002 we began to expand these offerings and to automate the manufacturing of modules to take advantage of low cost assembly. Current optical assemblies include the OASIS™ and custom assemblies. Demand for custom assemblies is driven by specific customer needs. Utilizing automation techniques, we are able to provide active alignment of multiple components and deliver a subsystem optimized for the customer’s unique needs with very low insertion loss.

Switches and Collimator Arrays

In fiscal 2003, we addressed customers’ dense wave division mulitiplexing (“DWDM”) needs by allocating certain development resources on a “micro-collimator” assembly to target requests for manufacturing services related to collimating packages. Our micro lens array has application in optical switching, waveguide coupling and fiber array coupling. Generally, inquiries for these products have been coming from producers of next generation switches, micro-electromechanical systems (MEMS) and other optical device makers requesting assistance with packaging and volume production. We have elected to delay expenditure commitments required to launch these products until we see a substantial increase in demand from our customers and the market.

Additionally, during fiscal 2002, we had planned on shipment of the 1XN opto-mechanical switch based upon a patent licensed from Herzel Laor as well as collimator arrays. Although we successfully shipped prototypes of these products by late 2002, we have elected to delay expenditures required to launch these products until we see a substantial increase in demand from our customers and the market.

Sol-Gel Technology

We have developed a replication process to manufacture glass diffractive optical components using Sol-Gel technology. This process allows the fabrication by replication of complex optics at a fraction of the cost of conventional technologies such as photolithography and reactive-ion etching. In addition, we have produced other Sol-Gel based components including the high volume manufacture of silica substrates for optically active windows used in toxic gas detection and the development and production of unique solid-state calibration filters. We have worked with and developed Sol-Gel technology for several years and have successfully addressed many different markets over the years. We have significant knowledge in this field with protection through extensive know-how, trade secrets, and 7 issued patents.

In 2000, we introduced a line of all-glass gratings in response to the anticipated demand from the telecommunications industry for the fabrication of DWDM and other devices requiring high performance and sturdy gratings. These all-glass gratings present significant advantages over available gratings due to outstanding environmental resistance, high performance and low cost. Although we continued to pursue the development of additional products based on Sol-Gel technology and had included in our new product plans inorganic waveguides, active waveguides and arrayed waveguide gratings to be used in telecommunications applications, we have delayed these development efforts due to the current economic environment. We have elected to delay expenditure commitments required to launch these products until we see a substantial increase in demand from our customers and the market.

Business Strategy

During fiscal 2001, the telecom equipment market slowed dramatically, including the optical components segment of the market. As service providers rapidly cut their capital spending budgets, inventories of hardware systems, subsystems, and components grew quickly due to a lag in vendors adjusting their build rates to the downturn in demand. We believed that the reduction in demand for telecom components would continue into fiscal 2004. Consequently we determined we would need to adjust our business plans from a historical focus of serving two separate markets, telecommunications and traditional optics, which were produced from three separate manufacturing sites. Therefore, in fiscal 2003 we reorganized internally and we consolidated all of our manufacturing into our Orlando, Florida facility.

The customer base we are seeking has also changed. We have moved back toward our traditional optics customer base, which represents over 1,000 companies engaged in a wide variety of markets. We felt we had not emphasized applications with these customers during the telecommunications boom and we are working hard to service and participate in the development of their next generation products. We are ready to respond to our “telecom” customers, but we have also redefined this group as a broader market of all “communications” to include: datacom, telecom, hybrid fiber coax and wireless communications.

With the consolidation of all our product lines in Florida completed by the end of fiscal 2003 and the continued reduction in demand for telecom components, we will manage and report no identifiable business segments in fiscal 2004.

Optical Lens

Through our printed catalog and internet on-line information, we offer a standard line of molded aspheres, GRADIUM glass lenses and collimators for broad-based sales to optical designers developing particular systems for OEMs or in-house products. Because complex systems contain many optical components, and our products can be utilized to reduce the number or type of lens elements in such systems, we believe that our products can simplify the design and improve the performance of complex optical systems. However, design and production of an optical product is a lengthy process, and it may take years for producers to redesign complex optical systems using our products, reconfigure the product housing, re-engineer the assembly process and initiate commercial quantity orders for our products. Accordingly, we intend to focus our long-term marketing efforts on emerging industries, such as medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring and performance driven industries that are seeking to optimize performance of new and existing optical products.

Molded Aspheres

Through our acquisition of Geltech in fiscal 2001, we purchased the rights to the Precision Molded Optics process originally developed by Corning, Inc.. Products manufactured using this technology include aspheric lenses, sub-millimeter lenses and lens arrays. These products include wafer-scale molded aspheric lenses, anamorphic lenses and hybrid optical components.

Our optical lens product applications are molded aspheres used in optical data storage, high precision printing, bar coding and by manufacturers of some medical equipment. We are aggressively pursuing new sales opportunities in the application areas of medical devices, machine vision, sensors, and environmental monitoring. We are implementing automation techniques to improve efficiency while reducing our costs in preform grinding and polish procedures.

We continue to sell aspheric lenses for communications applications. Aspheric lenses and lens arrays are used to perform two major tasks. One is for the collimation of light as it emerges from the fiber. The second major task is coupling light at the output of a laser diode to a fiber or waveguide.

Laser Markets for GRADIUM Lenses

We initially emphasized laser products because we believed GRADIUM lenses could have a substantial immediate commercial impact in laser products with a relatively small initial investment. The majority of lens sales is due to optics used by YAG lasers. Generally, optical designers can substitute our standard GRADIUM glass components for existing laser lens elements. Lasers are presently used extensively in a broad range of consumer and commercial products, including fiber optics, robotics, wafer chip inspection, bar code reading, document reproduction and audio and video compact disc machines. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional lenses, we believe that GRADIUM glass has the ability to improve the current standards of laser performance in some applications.

Our growth strategy continues to be to increase our emphasis on key laser market niches in the U.S., Europe and Asia to establish the necessary products and partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold much of our GRADIUM production equipment to an Asian company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in Asia. This agreement was renegotiated in fiscal 2003, whereby, we will obtain a royalty for their Gradium sales and we will maintain US Gradium production.

During fiscal 1999, LightPath executed a five-year agreement for the distribution of GRADIUM lenses throughout Europe that was sold to Linos AG in June 2000. Our agreement has become inactive under Linos AG, therefore, we are concentrating on sales in Europe through our European sales staff and our established relationships with eight additional European distributors.

Collimators

During 1998, we began the development of products for the then-emerging optoelectronics markets, specifically in the areas of fiber telecommunications. During 1999 and 2000, we expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low cost products and solutions to meet their telecom-related collimator needs. Beginning in 2001, the telecom equipment market slowed dramatically, reducing the demand for the optical components segment of the market. Due to the continued decline of this market segment, we are currently working towards the sale of collimator products into other communication applications, medical, and test and measurement products.

Laser Component

Isolators

With our acquisition of Horizon in fiscal 2000, we acquired automated production of passive optical components for the communications markets. We believe our primary strength is the design of optical subassemblies for automation. Drawing upon our investment in automation, optoelectronic package design and testing, and a multitude of technical disciplines, we have demonstrated the technology and design capabilities to produce isolators for communications customers. By targeting product families and creating common platforms for each, we can tailor variations within a family, as the customer demands, without major process or tooling changes. This philosophy is evident in our proprietary micro-fixture design and automated platform manufacturing process. This platform allows robots to mount micro-optics in small transferable fixtures that can be processed at various levels and converted into a variety of finished products. We believe our isolators have a competitive advantage for the OEM business, since our proprietary platform allows us to produce unique designs at competitive prices in a flexible, automated process.

In fiscal 2002, we went into production on a new line of isolator assemblies for application in the metro and access telecom markets. This new line is based on a flexible manufacturing platform that can address a wide range of customer specifications while attracting lower cost applications. Sales of this line continued in fiscal 2003 and we continue to serve the communications market while working towards sales into other applications.

Optical Assemblies

We are currently developing additional optical assemblies based on our proprietary technologies. We are working to design, build and sell optical assemblies into the markets for test and measurement, medical devices, military, industrial and communications.

Switches

In 1999, we entered into an exclusive licensing agreement with Herzel Laor for the commercialization of two fiberoptic opto-mechanical switch technologies. In August 2000 we introduced the LP1600 opto-mechanical switch. The LP1600 is a 1xN optical switch, which is designed to route one incoming fiber into one-of-many output fibers. The current design allows customers to select custom configurations of 4 to 24 output channels. The LP1600 had patent applications filed and was sold in small quantities in fiscal 2002. We have elected to delay expenditure commitments required to launch these products until we see a substantial increase in demand from our customers and the market.

Sales and Marketing

Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). Emerging technology markets require optics for bandwidth expansion and data transfer improvement in the drive to achieve an all-optical network. As a result, the market for our products is highly segmented and no single marketing approach will allow us to access all available market segments.

In fiscal 1998, we narrowed our product focus to the development and marketing of passive components for the telecommunications industry and laser based products in the general optics product arena. With our two acquisitions in fiscal 2000 (Horizon) and fiscal 2001 (Geltech), we added to our line of passive optical components and added a product line sold into the active optical component markets.

Beginning in fiscal 2001, the telecom equipment market slowed dramatically, including the optical components segment of the market. As service providers rapidly cut their capital spending budgets, inventories of hardware systems, subsystems, and components grew quickly due to a lag in vendors adjusting their build rates to the downturn in demand. This reduction in demand for telecom components was projected by management to continue into fiscal 2004, therefore, we felt we had to adjust our business plans. In June 2002 we announced plans to consolidate lens product lines in Florida and reorganize internally. During fiscal 2003 we consolidated all corporate headquarters and manufacturing into Orlando, Florida.

Sales Organization

Our sales staff is trained to promote and sell all of our product lines to our customers. In order to be more accessible to potential customers we have divided our sales staff into the following territories:

U.S. East Coast & Eastern Canada	Asia
U.S. West Coast & Western Canada	Europe
U.S. South Central
U.S. North Central

In addition, we have formalized relationships with eight industrial, optoelectronics and medical component distributors located in foreign countries to assist in distribution of our products outside the United States. Because the optics industry is highly fragmented, we utilize distributors and a catalog as well as our internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make use of print media advertisements in various trade magazines and will participate in appropriate domestic and foreign trade shows.

Trade Shows

We have displayed our product line additions and enhancements at various trade shows each year. We participated in the Laser 2003 Show in Germany and National Fiber Optic Engineers Conference in September 2003. During fiscal 2002, the Company announced five new products designed for use in both long-haul and metropolitan area (metro) networks which we displayed at the March 2002 Optical Fiber Communication Conference (“OFC”) held in Anaheim, California. Those five new products were examples of how we believe LightPath can provide added value to our customers. They also underscore LightPath’s strategic directive of broadening our base of innovative optical components and assemblies by combining application-specific engineering with automated manufacturing. These shows provide an opportunity for us to meet with potential customers, distribute information and samples of our products and to discuss test results from samples previously sent.

Optical Lens

Our current marketing plan for molded aspheres targets several high volume non-communications opportunities in defense, industrial, medical devices, other laser applications as well as test and measurement. In addition, asphere lenses are targeted towards transmitter and tunable lasers in the communications market including metro, long-haul and hybrid coax fiber applications.

Our sales efforts in targeting laser applications, an area where GRADIUM lenses increase the quality of YAG laser beams and reduce the focal spot size, has received market acceptance as well as sales of lenses for laser and wafer chip inspection markets. Nevertheless, sales trends have been down in GRADIUM lenses, as well as most optical products, for two years.

During fiscal 2003, our collimator products were targeted towards industrial, medical, test and measurement applications as well as communications. Our fiber fusion technology utilized in our collimator products is finding good acceptance due to its ability to handle high power and increased efficiency. In fiscal 2001 and 2002, the target market for our collimator products was concentrated within the telecommunications field.

Optical lens sales for fiscal years 2003, 2002 and 2001 were approximately $5.1 million, $8.1 million, and $8.9 million, respectively.

Laser Components

Our marketing plan for isolators targets customers in the communication markets that require 1310 to 1550 wavelength, which we believe have high volume potential for the next decade.

As our customers ask for more demanding optical performance we see an opportunity to provide the entire solution from laser to fiber as well as custom assemblies. We can provide optical assemblies where several of our components are integrated with automation to provide a subassembly to the customer. We have introduced a number of optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. During fiscal 2002 we began to expand optical assemblies offerings and to automate the manufacturing of optical assemblies to lower our cost of assembly. In fiscal 2003 sales of our current optical assemblies include the OASIS™ and custom assemblies. We believe these optical assemblies have the potential to provide higher gross profit margins than the individual components.

Laser component sales for fiscal years 2003, 2002 and 2001 were approximately $1.6 million, $3.9 million, and $16.4 million, respectively. Our isolator sales have historically been made to a small number of customers. In the fiscal years 2003, 2002 and 2001, a single customer (different customers in each year) has accounted for approximately 44%, 62% and 70%, respectively, of isolator sales.

Competition

Optical Lens

Molded Aspheres and GRADIUM glass

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

Manufacturers of conventional lenses and optical components include corporations such as Eastman Kodak Corporation, Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products. In addition, although these companies do not manufacture axial gradient lenses, and although we believe that we have substantial technological expertise in this field, these companies could rapidly pursue development of axial gradient products, in light of their substantial resources. In addition, our products compete with other products currently produced by these manufacturers.

Manufacturers of aspheric lenses provide significant competition for our optical lens in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Eastman Kodak Corporation and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low-tech consumer products that do not place a high demand on performance (such as plastic lenses in disposable cameras). Molded plastic aspheres appear in products that stress weight, size and cost as their measure of success.

To a limited extent, we compete with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange, chemical vapor deposition and Sol-Gel, all of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company, and Gradient Lens Corporation. We believe that these processes are limited by the small refractive index change achievable (typically, < 0.05), the small skin depth of the gradient region (typically < 3 mm), the lack of control of the shape of the resultant gradient profile, limited glass compositions, and high per unit manufacturing costs.

Collimators

There are currently only a handful of direct competitors for our collimating lenses and collimators. Nippon Sheet Glass currently supplies the majority of collimator lenses. The collimator lens is a separate business from Nippon Sheet Glass’s primary product, automotive glass. Our collimator competes against existing collimator assemblies, which are produced by Casix (acquired by JDS Uniphase), DiCon Fiberoptics, Samsung Electronics, Wave Optics and Oz Optics. There are also a number of companies that assemble their own collimators, such as JDS Uniphase. Some of these competitors have greater financial, manufacturing, marketing and other resources than LightPath.

Laser Components

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera, Sumitomo and Kaifa Technology (acquired by JDS Uniphase). Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing specialty and hybrid components according to particular OEM specifications by delivering flexible and novel packaging solutions achieved by our automated platform.

Manufacturing

Molded Aspheres and GRADIUM

As of June 2003, our manufacturing lines for molded aspheres, GRADIUM glass lenses, collimators and isolators are housed in a 41,000 square foot production facility in Orlando, Florida. We believe this space is adequate to accommodate foreseeable needs of the Company. The facility features areas for each step of the manufacturing process including clean room operations, tooling and coating work areas, and integrated assembly. The production facility also emphasizes automation in all phases of manufacturing. The facility provides us with capability to significantly reduce costs through process improvements and automation, and provide the capacity needed for the fulfillment of high volume opportunities. The facility includes research and development labs that include development and metrology equipment.

The molded asphere manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The plant also features an extensive tooling and machine shop, developed for the fabrication of proprietary press workstations, and advanced mold development.

In April 1996, we built out our lens manufacturing plant in Albuquerque, New Mexico for GRADIUM, which was capable of producing in excess of 2 million lens blanks per year depending on product size and mix. However, late in fiscal 2002 we sold our larger, more sophisticated furnaces, milling machines and metrology equipment to an Asian company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute to their own customers in Asia. This agreement was renegotiated in fiscal 2003, whereby, we will obtain a royalty for their sales into Asia and we have a second source for boule production. The remaining GRADIUM equipment was relocated or sold by September 2003 so that our Orlando facility now has the capability of supplying our current GRADIUM needs and the Asian company will provide additional boules as needed in the future.

We are ISO 9001 certified. Much of our product qualification is performed in-house. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements. Our engineering departments have full design and CAD technical support. The implementation of Statistical Process Controls has allowed us to eliminate costly manual testing operations. We believe the ability to maintain consistently high quality at the manufacturing stage represents a significant and distinctive characteristic of our production capabilities. Quality control is critical to our ability to bring our products to market as the customers may demand rigorous testing prior to purchasing a product.

Collimators

We had commercial manufacturing operations for collimators at our Albuquerque, NM facilities, including a 5,000 square foot clean room that housed our collimator manufacturing stations. Each station included laser fusion and housing equipment and an automated testing process, as well as laser polishing stations. In June 2002, the Company announced plans and subsequently relocated the collimator manufacturing operations from Albuquerque to Orlando, Florida by September 2002. We wrote down underutilized assets at June 30, 2002 and then either sold or moved our manufacturing and product qualification equipment to Florida.

Subcontractors and Strategic Alliances

We believe that low cost manufacturing will be crucial to our long-term success. We presently use subcontractors for finishing lenses, including the collimator lens, and intend to continue to do so. We have qualified and licensed numerous finishers to fabricate lenses, several of which are located in Asia.

We entered into a 1997 strategic alliance with an Asian company as a possible second source for GRADIUM glass production, as a possible source for high-volume blank production, to increase the presence of GRADIUM glass in certain established Asian markets and to develop a continuous flow manufacturing process, currently used by the Asian company for high-end optical lenses. In February 2000, the Asian company announced that they intended to spend $5 million to purchase equipment necessary to build out a second facility for GRADIUM glass materials and other products. During the fourth quarter of fiscal 2002 these old agreements were renegotiated and a new licensing arrangement was executed, whereby the Asian company will manufacture GRADIUM glass for LightPath as well as their own customers. This agreement was renegotiated in fiscal 2003, whereby we will obtain a royalty for their sales to customers in Asia and we have a second source for boule production.

We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. One such glass is a glass composition licensed from and manufactured by Corning Inc. Corning Inc. is currently the sole source for this glass composition. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard. Suppliers and second sources of other glass compositions are readily available.

Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of major optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers. We believe that a satisfactory supply of production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

We also rely on local and regional vendors for component materials and services such as chemicals and inert gases, specialty ceramics, UV coatings and other specialty coatings. To date, we have found a suitable number of qualified vendors for these materials and services.

Laser Components

Isolators

Our isolator manufacturing lines were housed in approximately 5,000 square-feet of clean room space within the Walnut, California facility. We relocated the isolator manufacturing operations from Walnut to Orlando during the fourth quarter of fiscal 2003. We wrote down underutilized assets during the fourth quarter of fiscal 2003 and we have moved our manufacturing and product qualification equipment to Orlando. The relocated manufacturing equipment includes dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. The primary benefits of our approach to manufacturing are (i) reduced costs as a result of higher yields and throughput, and (ii) product consistency as a result of eliminating manual labor. We believe we are the only manufacturer of free-space isolators currently using automated manufacturing.

Suppliers

We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied primarily by Corning and is marketed as Polarcor™. To date, we have been able to acquire an ample supply of polarizing glass. Garnet and other crystals used in our isolator products are provided by a number of vendors, including Casix, Sumitomo and TDK. Available quantities and adequate pricing of garnet is available in the open market. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard.

We rely on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain products require external processing such as brazing and metalization. To date, we have found a suitable number of qualified vendors.

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. As of June 2003, LightPath and its subsidiaries have been issued or have licenses to fifty-two U.S. patents, thirty-three foreign patents and have filed numerous applications for additional U.S. and foreign patents. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, production processes, Sol-Gel processing, product design, fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expires in 2006; the remainder expires at various times through 2019. Patent applications corresponding to our U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

LightPath® is registered as a service mark in the United States and GRADIUM® and Polycoat® are also registered trademarks.

Issued patents owned or available to us may not afford adequate protection to us or may be challenged, invalidated, infringed or circumvented. Patent applications relating to our products may not result in patents being issued. Patent rights granted to us for technologies that we may license in the future may not provide competitive advantages to us. Patents that are owned or licensed by us that are issued in one jurisdiction may not be issued in any other jurisdiction. The validity of any of our patents may not be upheld if challenged by others in litigation or if such litigation alleges that our activities infringe upon patents owned by others.

Others may have independently developed or will independently develop and patent similar or superior products and technologies, duplicate any of our products or technologies or design around our patents. There may be patents issued to others that will adversely affect the development or commercialization of our products or technologies. We do not have an insurance policy for patent infringement liability coverage for costs or damages relating to claims of infringement. We could incur substantial costs in defending suits brought against us, or any of our licensees, or in suits in which we may assert that our patent or patents provide us with rights against others or in suits contesting the validity of a patent. Any such proceedings could be protracted. In addition, there can be no assurance that we would be successful in defending our patent rights in any future infringement action. If the outcome of any such litigation is adverse to our interests, our business may be materially adversely affected.

We do not believe that any of our products or processes infringe any U.S. or foreign patent rights of any other party; our products or processes may infringe or be found to infringe on another party’s United States or foreign patent, or patent application. Patent applications in the United States are maintained in secrecy until the patent is issued. We could incur substantial costs in defending ourself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability for us to make, use, distribute and sell products.

We also rely on trade secrets and proprietary know-how. We seek to protect our trade secrets and proprietary know-how, in part, by confidentiality agreements with our employees, consultants and customers. However, our confidentiality agreements may be breached and we may not have adequate remedies for any breach. Some of the confidentiality agreements that we rely upon will expire in the next few years. Others may independently develop technology or processes substantially equivalent to or better than our technology or processes and our trade secrets may otherwise become disclosed to or independently discovered by our competitors.

Environmental and Governmental Regulation

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

We utilize certain chemicals, solvents and adhesives in our manufacturing process. We believe we maintain all necessary permits and believe we are in full compliance with all applicable regulations.

To our knowledge there are currently no federal, state or local regulations that restrict the manufacturing and distribution of our products. Certain end-user applications will require that the complete optical systems receive government approval, such as U.S. Food and Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be responsible for the license and approval process.

Research and Development

From August 1985 through June 1996, we were engaged in basic research and development that resulted in the discovery of GRADIUM glass and the proprietary processes for fabricating GRADIUM glass lenses. This research included theoretical development of the mathematical formulas for accurately defining GRADIUM glass, development and refinement of the replicable fabrication process, and development of the software modeling tools and metrology. We shipped our first GRADIUM glass products in May 1994. Our initial flint product line was lead-based. The flint GRADIUM glass family has been expanded over the years, to include crown glasses, titania-silicate glasses and polymer materials. We intend to continue fundamental materials research, process and production optimization and the development of new glass compositions to create different “families” and geometries of GRADIUM glass materials to be offered to customers. “Families” of glass are various base glass compounds comprised of different elements. Variation of refractive index can be accomplished by using different elements in glass.

The majority of present development efforts are focused on the applicable markets that include YAG lasers, defense, medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. We incurred expenditures for research and development during the fiscal years, 2003, 2002 and 2001 of $2,801,709, $7,109,415, and $7,115,025, respectively. In addition, during fiscal 2001, $9.1 million of in-process research and developments costs were expensed related to the acquisition of Geltech. We currently plan to expend approximately $1.2 million for research and development during fiscal 2004, which could vary depending upon the progress of projects currently in the proof of concept stage.

Employees

At August 31, 2003, we have 72 full-time employees, primarily in Florida. Any employee additions or terminations over the next twelve months, primarily consisting of manufacturing personnel, will be dependent upon the actual sales levels realized during fiscal 2004. Nine of our present employees are engaged in management, administrative and clerical functions, 8 in research and product development, 8 in sales and marketing and 47 are in production. Additionally we have 9 persons on part-time or contractor status. We intend to continue our current practice of utilizing part-time help, term contractors and outside consultants, where appropriate, in addition to hiring full-time personnel. None of our employees are represented by labor unions.

Executive Officers

As of September 2003, the following individuals are serving as executive officers:

Kenneth Brizel has served as a Director of LightPath, CEO and President since July 2002. Mr. Brizel has spent 21 years in the communications and microelectronics industries. From October 2000 until July 2002 he was Senior Vice President Strategy and Business Development for Oplink Communications. From April 1997 to September 2000, Mr. Brizel was Director of Strategic Marketing for Optoeletronics and Network Communications Integrated Circutis groups within Lucent Microelectronics. Mr. Brizel’s diverse experiences include assignments at RCA/GE, Lucent/Agere, Mostek and Star Semiconductor before joining Oplink. His responsibilities spanned sales, engineering, marketing strategy and business development. Mr. Brizel received his Bachelor of Science and Master of Science degrees in Electrical Engineering from Rensselaer Polytechnic Institute in Troy, NY.

Monty Allen has been Chief Financial Officer, Secretary and Treasurer since August 2003. Mr. Allen has served as a CFO for both public and private companies. From August 2001 to July 2003, he has been engaged as an independent consultant to entities in venture creation, computer hardware and public education. Mr. Allen served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of GlobeNet Capital Corporation from August 1999 to August 2001. GlobeNet was a privately-held developer of trading system software for financial markets. From August 1995 to August 1999, he was the Vice President, Chief Financial Officer, Treasurer and Secretary of Autonomous Technologies Corporation, a publicly held developer of laser refractive surgical equipment. Mr. Allen has earlier CFO and sales management experience with both publicly and privately-held medical products and biotech firms. Early in his career, he was in the practice of public accounting for five years with KPMG and Deloitte & Touche. Mr. Allen is a certified public accountant and earned an M.B.A. from Harvard Business School and a Bachelor of Science in Accounting from Florida State University.

Bruce Bernacki has been Chief Technology Officer since August 2003. Dr. Bernacki previously held the position of Vice President of Research and Development from September 2002 to August 2003. He joined our Geltech research and development group in July 2000. Prior to LightPath, Dr. Bernacki was in product development management positions with Siros Technologies from November 1999 to July 2000 and Iomega from September 1997 to November 1999. He has worked in the optics industry for 18 years holding positions in optical data storage for both magneto-optical and phase change media. His early career experience includes development positions with Oak Ridge National Laboratory and the U.S. Air Force. Dr. Bernacki is the inventor or co-inventor of five U.S. Patents and holds a Ph.D. and Master of Science in Optical Sciences, as well as a Bachelor of Science in Electrical Engineering, all from the University of Arizona.

Risk Factors

The following risk factors should be read by you together with the more detailed information included at other sections of this Form 10-K. You should understand that it is not possible to predict or identify all such risk factors. Consequently, you should not consider this list to be a complete statement of all potential risks or uncertainties. An investment in our Common Stock is extremely risky. You should carefully consider the following risk factors and other information in this Form 10-K before investing in our Common Stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose part or all of your investment.

There are forward-looking statements in these risk factors and elsewhere in this report. We use words such as “believe”, “expect,” “anticipate,” “plan” or similar words to identify forward-looking statements and any statement relating to plans, intentions, expectations or other forward-looking expression is a forward-looking statement. Forward-looking statements are made based upon our belief as of the date that such statements are made and are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which speak as of the date of this report. While we may make other forward-looking statements either orally or in writing in the future, we do not assume the obligation to update any forward-looking statement. The following risk factors are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

Our fiscal year ends on June 30 and references to years in this Form 10K refer to our fiscal year ended as of June 30 of the referenced calendar year.

A.    Risks Related To Our Business and Financial Results

We Have A History Of Losses And If We Continue To Incur Losses Our Business May Fail.    We have incurred net losses of $21.2 million, $50.7 million and $60.9 million for fiscal years 2003, 2002 and 2001, respectively, and we had an accumulated deficit of $177 million as of June 30, 2003. During fiscal 2003, we experienced reduced revenues due to the widespread softening of the U.S. economy and the telecommunications industry in particular. We experienced order cancellations primarily in fiscal 2002 and extensions of product shipment dates by our customers who adjusted their inventory levels in response to industry contraction. These cancellations and extensions adversely impacted our revenues and could result in higher inventory levels than required to support our sales levels. These conditions may significantly delay, and could prevent, our ability to achieve profitability. We expect to continue to incur significant sales and marketing, administrative and product development expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in our optical markets, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

In fiscal 2003, progress was made by us to reduce operating cash outflow. The Company’s cash used from operations was approximately $0.9 million (of the $9.7 million used in the year) for the fourth quarter of fiscal 2003. Our fiscal 2004 operating plan and financial projections project sales growth, improving margins and lower administrative expenditures, offset in part by increased selling expenses. The projections show the potential for achieving cash flow breakeven during the course of the 2004 fiscal year. However, the operating plans and financial projections may not be fully achieved. If the projections are not met, we will have to either raise debt or equity capital or further reduce operating costs to maintain a sufficient cash balance to operate throughout fiscal 2004. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, additional collectibility issues with regard to accounts receivable, increased material costs, increased labor costs, lump sum payments and/or increases in our annual directors’ and officers’ insurance premiums, further unanticipated costs associated with the consolidation of facilities, increased health insurance and benefits costs and increases in discretionary spending. Should we find it necessary to raise additional funds, we may find that such funds are either not available or are available only on terms that are unattractive in terms of cost or dilution of existing shareholders’ interests, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs, or to discontinue operations altogether. Should that occur, the realizability of our assets, especially inventory, property and equipment, intellectual property and other intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

We May Need External Financing In Order To Fund Our Operations And Plans For Sales Growth.    While we continue to take actions to reduce cash used in operations, there can be no assurance that we will generate sufficient cash to fund our future operations and growth strategies. We may need to obtain external financing in the future. We do not have any commitments from others to provide additional financing in the future and there can be no assurance that any such additional financing will be available if needed; or, if available, will be on terms favorable to us. In the event such needed financing is not obtained, our operations will be materially adversely affected and we could be forced to cease or substantially reduce operations. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve substantial restrictive covenants or require the pledging of substantial of our assets.

Because Of Our Dependence On A Few Key Customers, The Loss of Any Key Customer Could Cause A Significant Decline in Our Revenues.    In fiscal 2003, Intel Corp. accounted for 10% of our net revenue. In fiscal 2002, Finisar Corp. accounted for 24% of our net revenue. In fiscal 2001, Agere Systems, Inc., accounted for 44% of our net revenue. We anticipate that our operating results will continue to depend on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

If We Continue to Have Order Cancellations And Extensions Of Product Shipment Dates By Some Of Our Customers, our Ability to Achieve Profitability Will Be Hindered.    Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. In recent years, we have experienced order cancellations and extensions of product shipment dates by some of our customers. If these or other current customers stop placing orders, or further reduce orders, we may not be able to replace these orders with orders from new customers and our ability to achieve profitability will be adversely affected. The majority of our current customers do not have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided.

Our Consolidation Efforts May Negatively Impact Our Business.    In June 2002 we announced plans to consolidate our collimator and other lens production into our Orlando, Florida facility and close our Albuquerque, New Mexico facilities. This plan was completed by June 2003. Additionally, we consolidated our isolator manufacturing from Walnut, California to Orlando, also completed by June 2003. The widespread softening of the U.S. economy and the telecommunications industry in particular has required us to lower our manufacturing and administrative costs and try to eliminate underutilized capacity. There can be no assurances that we will be able to retain certain key employees due to relocation and/or consolidation. We have limited experience with consolidating businesses within our organization. Our efforts may not be successful and may result in unanticipated operational problems, expenses and liabilities, and our business may suffer as a result of diversion of management attention due to the consolidation. If we are unable to consolidate these product lines within our organization in a timely and effective manner, our business and our operating results will be adversely affected.

Our New Market Penetration Efforts Are At An Early Stage Of Development And May Not Prove Successful.    Our efforts to diversify our sales to additional optical applications in multiple industries are still in the introductory phase and our current line of products have not generated sufficient revenues to sustain our operations. While we believe our existing products are commercially viable, we anticipate the need to educate the optical components markets in order to generate market demand and market feedback may require us to further refine these products. Development of additional product lines will require significant further research, development, testing and marketing prior to commercialization. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

Some of Our Products Have Not Been Demonstrated To Be Commercially Successful.    Although our optical lens products have been accepted commercially, the benefits of the GRADIUM glass line are not widely known. In order to persuade potential customers to purchase GRADIUM products, we will need to overcome industry resistance to, and suspicion of, gradient lens technology that has resulted from previous failed attempts by various researchers and manufacturers unrelated to us to develop a repeatable, consistent process for producing lenses with variable refractive indices. Prospective customers will need to make substantial expenditures in order to redesign products to incorporate our GRADIUM lenses. There can be no assurances that potential customers will view the benefits of our products as sufficient to warrant such design expenditures.

Our collimator products have not yet achieved broad commercial acceptance; our isolator sales first entered the commercial production phase in April 2000 with one significant customer; and some of our molded aspheres applications are new. Although we are engaged in negotiations and discussions with potential customers, there can be no assurance that any such discussions will lead to development of commercially viable products or significant revenues, if any, or that any products currently existing or to be developed in the future will attain sufficient market acceptance to generate significant revenues. We must also satisfy industry-standard Telcordia testing on telecommunication products to meet customer requirements, as well as satisfy prospective customers that we will be able to meet their demand for quantities of products, since we may be the sole supplier and licensor. We do not have lengthy experience as a manufacturer for all our product lines and have limited financial resources. We may be unable to accomplish any one or more of the foregoing to the extent necessary to develop commercially successful market acceptance of our products.

Our Relatively Short Operating History May Hinder Our Ability to Accurately Forecast Revenues and Expenses.    We have only generated revenues from the sale of products to the communications industry since fiscal 1999. Through fiscal 1996, our primary activities were basic research and development of glass material properties. Moreover, our ability to accurately forecast revenues is impacted by weaknesses and uncertainties regarding overall demand within the communications industry, inventory levels within the industry, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply/demand conditions within the industry. Because we have only recently begun to sell these products, we have in the past and may in the future be unable to accurately forecast our revenues from sales of these products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. We may not be able to address the risks associated with our limited operating history in the communications market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

If We Are Unable To Develop And Successfully Introduce New And Enhanced Products That Meet The Needs Of Our Customers, Our Business May Fail.    Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve efficient volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

Our Sales, Gross Margins, And Market Share May Be Reduced Because of Increased Competition. Competition in optical markets in which we compete is intense. Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Such acquisitions could give our competitors further advantages. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

We compete with manufacturers of conventional spherical lens products and aspherical lens products, producers of optical quality glass and other developers of gradient lens technology as well as telecom product manufacturers. In both the optical lens and communications markets, we are competing against, among others, established international companies, especially in Asia. Many of these companies also are primary customers for optical and communication components, and therefore have significant control over certain markets for our products. We are also aware of other companies that are attempting to develop radial gradient lens technology. There may also be others of which we are not aware that are attempting to develop axial gradient lens technology similar to our technology. There can be no assurance that existing or new competitors will not develop technologies that are superior to or more commercially acceptable than our existing and planned technologies and products.

Because of Our Limited Product Offerings, Some Of Which Are Currently Experiencing A Decline In Demand, Our Ability to Generate Additional Revenues May Be Adversely Affected.    We derive a substantial portion of our net revenues from a limited number of products. Specifically, in fiscal 2003, we derived approximately 75% of our net revenues from molded aspheric lenses, GRADIUM optics and collimators and 25% from and isolators and custom assemblies. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical market products has declined as a result of the recent slowdown in the U.S. economy and we continue to experience order cancellations and delays in product shipment dates by our customers. Aside from the current slowdown in the telecommunications industry, continued and expanding market acceptance of our products is critical to our future success. We cannot assure you that, once the communication industry conditions improve, our current products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations.

If We Don’t Expand Our Sales Organization Our Revenues May Not Increase.    The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers’ organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. Currently, our sales organization is limited. We will need to grow our sales force in order to increase market awareness and sales of our products. Competition for qualified individuals remains, despite the industry downturn, and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our revenues.

If We Are Unable to Make Sales In A Fragmented Market Our Revenues May Not Increase.    The markets for optical lenses and laser components are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. The fragmented nature of the optical products market may impede our ability to achieve commercial acceptance for our products. In addition, our success will depend in great part on our ability to develop and implement a successful marketing and sales program. There can be no assurance that any marketing and sales efforts undertaken by us will be successful or will result in any significant product sales.

Our Products Have Long And Variable Sales Cycles Which Reduce Our Ability to Accurately Forecast Revenues.    The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle (often one year or longer). While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical markets, we cannot predict the length of these sales and development cycles. The recent slowdown in the U.S. economy has resulted in order cancellations and extensions of product shipment dates by our customers. These long sales cycles, coupled with the uncertain effects of the slowdown and expected recovery in the U.S. economy, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

Current And Pending Litigation May Adversely Impact Operating Results.    On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.3 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals (former directors and officers) dismissed from the action, however, we are unable to predict the final outcome of this litigation at this time.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

The Company may from time to time become involved in other lawsuits and legal proceedings. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we are subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Sales, Political, Currency And Other Risks Associated With Our International Sales Could Negatively Impact Our Business.    For fiscal 2003, approximately 20% of our net revenues were from sales to international customers. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	unexpected changes in foreign demand in response to exchange rate fluctuations;

•	certification requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

While we expect our international revenues to be denominated predominantly in U.S. dollars, in the future a portion of our international revenues and expenses may be denominated in foreign currencies. Accordingly, we could experience the risks of fluctuating currencies and corresponding exchange rates.

Our Business Has Been Subject To Fluctuations in Quarterly Results And Continued Fluctuations Could Negatively Impact Our Stock Price.    The market price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results. Revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, as a result of revenues associated with any of our key customers, any cancellation of orders from a key customer could result in significant fluctuations in quarterly results. Quarterly results have also been and may continue to be affected by asset write-downs associated with communications market weakness, our recent headquarters and plant consolidations and other matters, including negative cash flow.

Our Stock Price Has Been, And May Continue To Be, Subject To Large Price Swings Which We Are Not Able To Control.    Broad market fluctuations or fluctuations in our operations may adversely affect the market price of our Common Stock. The market for our Common Stock is volatile, the bid-ask spread is usually large and the trading volume and activity is low and sporadic. The trading price of our Common Stock has been and will continue to be subject to:

•	volatility in the trading markets generally and in our particular market segment;

•	limited trading of our common stock;

•	significant fluctuations in response to quarterly variations in operating results;

•	announcements regarding our business or the business of our customers or competitors;

•	changes in prices of our or our competitors’ products and services;

•	changes in product mix;

•	changes in revenue and revenue growth rates; and

•	other events or factors.

Statements of or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, have from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have appeared unrelated to the operating performance of these companies.

The Fact That We Do Not Expect To Pay Dividends May Lead To A Decreased Price For Our Stock.    Our Board has never declared a dividend on our Common Stock. We do not anticipate paying dividends on the Common Stock in the foreseeable future. Due to U.S. tax law changes in 2003, dividends may be more valuable on an after-tax basis as a component of investment return, potentially diminishing the appeal of holding our Common Stock. It is anticipated that our earnings, if any, will be reinvested in sales growth activities for our business.

Our Management And Principal Shareholders Control A Substantial Amount Of Our Stock And May, Therefore, Influence Our Affairs.    If our management and a few principal shareholders act in concert, disposition of matters submitted to shareholders or the election of the entire Board of Directors may be hindered. We estimate that management, including directors, and our principal shareholders (shareholders owning more than 5% of our Common Stock) beneficially owned approximately 7.7% of the aggregate Common Stock outstanding as of September 2003.

Our Charter Documents And Delaware Law May Inhibit A Takeover.    In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our Common Stock. Our Certificate of Incorporation, Bylaws and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to:

•	staggered-terms of service for our Board of Directors,

•	the authorization of the Board of Directors to issue shares of undesignated preferred stock in one or more series without the specific approval of the stockholders,

•	the fact that in 1998 we adopted a stockholder rights plan and declared a dividend distribution of a right to purchase one share of Series D Participating Preferred Stock for each outstanding share of Class A common stock. The description and terms of such rights are set forth in a Rights Agreement dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent. A copy of the Rights Agreement and related documents are filed as an Exhibit to this report.

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings, and

•	the fact that special meetings of the stockholders may be called only by our Chairman, President or upon the request of a majority of the Board of Directors.

All of these provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law (to which we are subject), could impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Outstanding Warrants, Stock Options and Restricted Stock Agreements May Inhibit Our Ability To Accomplish Future Financings and Adversely Affect Our Stock Price.    The existence of our outstanding warrants, options and restricted stock and the potential for sales of significant amounts of previously unregistered shares of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the terms on which we can obtain additional financing or the prevailing market price of our Common Stock. As of June 30, 2003 there were issued and outstanding:

•	2,584,591 shares of our Common Stock;

•	warrants issued in private placement and other transactions pursuant to which 37,412 shares of Common Stock are issuable, at an average exercise price of approximately $51 per share; and

•	outstanding options to purchase an aggregate of 124,772 shares of Common Stock, with an average exercise price of approximately $33 per share.

•	restricted stock award grants, none of which are vested, for 184,604 shares of Common Stock have been granted.

In addition, approximately 66,000 shares of Common Stock were reserved as of June 30, 2003 for issuance pursuant to future grants to be made under our Amended and Restated Omnibus Incentive Plan.

For the life of such options and warrants, the holders will have the opportunity to profit from a rise in the price of the underlying common stock, with a resulting dilution in the interest of other holders of common stock upon exercise or conversion. Further, the option and warrant holders can be expected to exercise their options and warrants at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued common stock on terms more favorable than those originally provided by such options or warrants. Of the total number of shares of Common Stock currently issued and outstanding, we estimate that there are no unregistered shares of Common Stock outstanding, some of which may be freely traded or may be traded under certain volume and other restrictions set forth in Rule 144 promulgated under the Securities Act.

The eligibility of the foregoing shares to be sold to the public, whether pursuant to an effective registration statement, Rule 144 or an exemption from the registration requirements may have a material adverse effect on the market value and trading price of the Common Stock, for which we cannot predict.

We Have Agreed To Certain Limitations Upon Potential Liability Of Our Directors, Which Could Prevent Recovery Of Monetary Damages.    Our Certificate of Incorporation provides that directors will not be personally liable for monetary damages to the Company or its shareholders for a breach of fiduciary duty as a director, subject to limited exceptions. Although such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission, the presence of these provisions in our Certificate of Incorporation could prevent the recovery of monetary damages by the Company or its shareholders.

We May Have Difficulty Obtaining Director And Officer Liability Insurance In Acceptable Amounts For Acceptable Rates.    We carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims are extremely expensive to defend against and resolve. Therefore we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of these insurance coverages. In recent years the premiums we have paid for this insurance have increased substantially. One result of recent economic conditions and the 2000-2003 decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically now provide only one-year policies. During fiscal 2004 we will be seeking to renew our director and officer insurance. We cannot assure that we will be able to obtain what we adjudge to be sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Further, due to our available financial resources at the time the current coverage expires, we may be unable to pay for or we may choose not to seek as much coverage as we adjudge to be sufficient. Failure or inability to obtain such insurance, or the election to accept less than we adjudge sufficient or none at all, could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, obtaining such insurance in an inadequate amount or obtaining none at all may impair our future ability to retain and recruit qualified officers and directors.

Our Failure to Maintain Compliance With Certain Listing Criteria Of The Nasdaq Stock Market Could Adversely Affect the Value of Our Common Stock.    The Company’s Common Stock is currently traded on the

Nasdaq National Market. Failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in our securities being delisted from the Nasdaq National Market. The continuing listing requirements (Standard 1) of the Nasdaq National Market are:

Description	Requirement	LightPath at June 30, 2003

Stockholders’ equity	$10 million	$11.2 million

Publicly held shares	750,000	approx. 2.4 million

Market value of publicly held shares	$5 Million	approx. $6.7 million

Minimum bid price per share	$1.00	$2.80 low on 6/30/03

Shareholders (round lot holders)	400	approx. 13,000, as reported to us by our stock transfer agent

Market makers	2	11 market makers (non-ECN) reported in June 2003

Corporate governance	Rules 4350 and 4351	We believe that we meet these requirements

In fiscal 2003, our Common stock traded below the $1.00 per share minimum bid price requirement requiring us to initiate a 1-for-8 reverse stock split effective in March 2003. If delisted from the Nasdaq National Market, our securities may be eligible for trading on the Nasdaq Small Cap Market, the OTC Bulletin Board or on other unlisted markets such as The Pink Sheets, although there can be no assurance that our securities will be eligible for trading on any alternative exchanges or markets. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price and difficulty in obtaining future financing.

Business Interruptions Could Adversely Affect Our Business.    Our operations are vulnerable to interruption by fire, hurricane winds and rain, electric power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and now operate from a single site. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities may be subject to electrical blackouts as a consequence of a shortage of available electrical power. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facility. Any losses or damages incurred by us as a result of blackouts or other business interruptions, including the aforementioned, could impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and the results of operations.

Our Business Depends, In Part, Upon The Efforts Of Third Parties, Which We Can Not Control.    Our strategy for the research, development and commercialization of certain products entails entering into various arrangements with corporate partners, OEMs, licensees and others in order to generate product sales, license fees, royalties and other funds adequate for product development. We may also rely on our collaborative partners to conduct research efforts, product testing and to manufacture and market certain of our products. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can also be no assurance that we will be successful in establishing any such collaborative arrangements or that, if established, the parties to such arrangements will assist us in commercializing products. We have a non-exclusive agreement with a catalog company to distribute certain of our products. We have agreements with eight foreign distributors to create markets for GRADIUM and our other products in their respective countries. There can be no assurance, however, that these parties, or any future partners, will perform their obligations as expected or that any revenue will be derived from such arrangements.

Future Acquisitions To Add to Our Product, Process or Management Capabilities May Fail To Produce The Desired Benefits and Will Likely Be Dilutive to Existing Shareholders.    We anticipate that in the future, as part of our business strategy, we may make strategic acquisitions of complementary companies, products or technologies. In the event of any such future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to in-process research and development and intangible assets.

Any future acquisitions also could involve numerous risks, including:

•	problems associated with combining the acquired operations, technologies or products;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired entities.

We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

The Loss of, or Our Inability to Hire, Key Personnel Would Reduce Our Ability To Manage Our Business Effectively.    Our future success depends upon the continued services of our executive and non-executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our senior officers. We also depend upon our ability to attract additional members to our management and operations teams to support our new markets strategy. The loss of any of these key employees would adversely affect our business. We had 71 full-time employees on June 30, 2003. Although we reduced our workforce by 96 people during fiscal 2003, we expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

B.     Risks Related To The Optical Networking Industry

Sales Of Many of Our Products Depend Upon Use Of Optical Networks To Satisfy Increased Bandwidth Requirements.    Our future success depends on the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the continued growth and upgrading of optical networks. If the growth and upgrading of optical networks does not continue, sales of our products may decline, which would adversely affect our revenues.

The Optical Networking Market Is New And Unpredictable And Characterized By Rapid Technological Changes And Evolving Standards.    The optical networking market is relatively new and is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

•	maintaining and enhancing our relationships with our customers;

•	the education of potential end-user customers and network service providers about the benefits of optical networks; and

•	our ability to accurately predict and develop our products to meet industry standards.

If we are unable to do any of the foregoing, or if we fail to address changing market conditions, the sales of our products may decline, which would adversely impact our revenues.

We Anticipate Further Reductions in the Average Selling Prices Of Our Products and Therefore Must Increase Our Sales Volumes, Reduce Our Costs and/or Introduce Higher Margin Products To Reach And Maintain Financial Stability.    We have experienced decreases in the average selling prices of some of our products, including most of our passive component products. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand, which will make it difficult for us to increase our sales volume. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

C.    Risks Related To Manufacturing Our Products

If We Do Not Accurately Project Demand For Our Products, We Will Have Excess Manufacturing Capacity Or Insufficient Manufacturing Capacity Which Can Adversely Affect Our Financial Results.    We currently manufacture all of our products in our facilities located in Orlando, Florida, after consolidating our prior three sites into one during fiscal 2003. Based on the recent unfavorable changes in U.S. economic conditions and in our markets, we realized lower demand for our products would continue through at least fiscal 2004. We intend to operate at a “right-sized” production level during fiscal 2004 while retaining flexibility to meet demand if it should increase in the near future.

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

If Our Customers Do Not Qualify Our Manufacturing Lines For Volume Shipments, Our Operating Results Could Suffer.    Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Customers may require that we be registered under international quality standards, such as ISO 9001. This customer qualification process determines whether our manufacturing lines meet the customers’ quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program.

We Depend On Single Or Limited Source Suppliers For Some Of The Key Materials In Our Products, Which Makes Us Susceptible To Supply Shortages Or Price Fluctuations.    We currently purchase several key materials used in the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The decline in demand in the telecommunications equipment industry may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials, or the inability to obtain these materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, negatively affecting our business.

Our Products May Contain Unknown Defects Which Would Adversely Affect Our Business.    Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products often are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and

•	legal actions by our customers or third parties.

The occurrence of any one or more of the foregoing factors could cause our net revenues to decline or otherwise have an adverse effect on our business.

We Face Product Liability Risks Which Could Adversely Affect Our Business.    The sale of our optical products involve the inherent risk of product liability claims by others. We do not currently maintain product liability insurance coverage. Product liability insurance is expensive, subject to various coverage exclusions and may not be obtainable on terms acceptable to us if we decide to procure such insurance in the future. Moreover, the amount and scope of any coverage may be inadequate to protect us in the event that a product liability claim is successfully asserted. Should any such claim be asserted and successfully litigated by an adverse party, there could be a material adverse effect to our financial position and results of operations.

D.    Risks Related To Our Intellectual Property

If We Are Unable To Protect And Enforce Our Intellectual Property Rights, We May Be Unable To Compete Effectively.    We believe that our patents and other intellectual property rights are important to our success and our competitive position, and we rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have devoted substantial resources to the establishment and protection of our intellectual property rights, the actions taken by us may be inadequate to prevent imitation or improper use of our products by others or to prevent others from claiming violations of their intellectual property rights by us.

In addition, we cannot assure that our patent applications will be approved, that any patents that we may be issued will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We also rely on confidentiality procedures and contractual provisions with our employees, consultants and corporate partners to protect our proprietary rights, but we cannot assure the compliance by such parties with their confidentiality obligations, which could be very time consuming and expensive to enforce.

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

We May Become Involved In Intellectual Property Disputes And Litigation Which Could Adversely Affect Our Business.    We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to products similar to ours. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

•	stop selling, incorporating or using our products that use the disputed intellectual property;

•	obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

•	redesign our products that use the disputed intellectual property.

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

Item 2.    Properties

Florida: During fiscal 2002, we expanded our Orlando, Florida manufacturing site to 41,000 square feet, which contains a 9,000 square foot clean room. Our New Mexico headquarters, as well as the GRADIUM lenses, collimator and isolator product lines were relocated to Orlando by June 30, 2003. Lease terms on the Florida facility call for monthly rental payments of approximately $45,000 until October 2008. Of these 41,000 square feet, 8,000 square feet is being used for storage and we are currently seeking a sub-lessee. At June 30, 2003, all of the Company’s physical assets, employees and operations were conducted from this facility.

New Mexico:  Due to our fiscal 2002 announcement of the closure of our New Mexico facilities, our leases for our headquarters, a manufacturing facility, a development office and an engineering office, all in Albuquerque were terminated. The final lease expired in March 2003 and we have no further obligations in New Mexico.

New Jersey:  We previously leased an 11,500 square foot facility for office space and research and development in Warren, New Jersey, which we closed in fiscal 2002. We are obligated to make monthly rental payments of approximately $19,000 until May 2005. As of September 2002, the Company assigned this lease to a new tenant with the landlord’s approval but we remain currently obligated to make monthly payments to the new tenant of approximately $3,800 until May 2005.

California:  We leased a 10,200 square foot facility in Walnut, California. The leased space housed all of the isolator operations, including office, manufacturing and development space. With our consolidation of the isolator group to Florida in fiscal 2003 we were able to sublease this space without a net ongoing financial obligation from June to October 2003 after which the lease expires.

Item 3.    Legal Proceedings

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. In December 2001, the Delaware Action was settled with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock and approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.3 million of the $1.5 million accrued settlement charge.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the “Texas Plaintiffs”) commenced an action in a state court in Texas (the “Texas Action”). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals, leading up to and surrounding the Company’s 1995 proxy statement constituted fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 1-for-5.5 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants’ actions, they were induced to consent to the Company’s recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that the lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals (former directors and officers) dismissed from the action.

During fiscal 2003, the Company incurred and expensed legal fees associated with the Texas Action of approximately $.5 million, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During the first quarter of fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of June 30, 2003. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Class A Common Stock is traded on the Nasdaq National Market System under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq, the principal system on which such securities are quoted. The quotation information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2003
Quarter ended June 30, 2003	$3.83	$1.08
Quarter ended March 31, 2003	$2.80	$1.21
Quarter ended December 31, 2002	$6.39	$2.08
Quarter ended September 30, 2002	$6.96	$3.04

Fiscal Year Ended June 30, 2002
Quarter ended June 30, 2002	$16.88	$6.64
Quarter ended March 31, 2002	$31.84	$10.88
Quarter ended December 31, 2001	$36.00	$15.36
Quarter ended September 30, 2001	$67.12	$14.24

As of September 12, 2003, we estimate there were approximately 400 holders of record and approximately 13,000 beneficial holders of the Class A Common Stock.

We have never declared or paid any cash dividends on our Common Stock and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all future earnings in order to finance the operation and expansion of our business. The payment of dividends, if any, in the future, is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial conditions and other relevant factors.

Item 6.    Selected Financial Data

The table below presents portions of our consolidated financial statements and is not complete. The selected financial data set forth below for the years ended June 30, 1999 through 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements.

This information is only a summary and you should read it in conjunction with our historical consolidated financial statements and related notes to such financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. Historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

In 000’s except per share data	Fiscal Year ended June 30
	2003	2002	2001	2000	1999
Total Revenues	$6,785	$12,507	$26,143	$2,266	$1,086
Cost of Sales	8,149	15,184	15,296	1,310	409
Operating Loss	(19,312)	(51,582)	(63,126)	(16,198)	(2,857)
Net loss applicable to common shareholders	$(21,192)	$(50,745)	$(60,853)	$(17,842)	$(3,817)
Basic & Diluted Net Loss per share	$(8.20)	$(20.50)	$(25.54)	$(14.88)	$(7.12)
Number of shares used in per share calculations	2,585	2,476	2,383	1,198	534

	As of June 30,
Total Assets	$12,498	$36,977	$84,290	$100,713	$3,136
Working Capital	4,935	14,139	35,375	59,129	1,001
Redeemable Preferred Stock	—	—	1,417	1,601	2,399
Redeemable Preferred Stock and Stockholders’ Equity	$11,181	$32,442	$78,024	$98,298	$2,708

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, our products current stage of development, the need for additional financing, competition in various aspects of its business and other risks described in this report and in our other reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained in this report.

Liquidity and Capital Resources

History: From February 1996 (when our IPO occurred) to fiscal 2001, inclusive, we raised a net total of approximately $86 million from the issuance of common and preferred stocks, the sale of convertible debt and the exercise of options and warrants on our capital stock. We did not have any equity or debt financing transactions in fiscal 2002 or fiscal 2003.

Optical components markets have experienced a severe downturn beginning in 2001, resulting in a significant decline in the demand for our products. For the first half of fiscal 2004, we believe the Company has adequate financial resources and we will take the necessary actions to manage through this continuing downturn. Such necessary actions, in addition to cost controls and vigorous sales activities, may include exploring strategic options for the sale of the Company or of some of the Company’s product capabilities. It is also possible that the Company may be required to seek external financing in fiscal 2004, which may not be available on reasonable terms and could be highly dilutive to current shareholders. The Company has no firm commitments for any future financing at this time and we have a cash balance of approximately $2.9 million at August 31, 2003. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable to us.

Cash flows: Cash used by operations during fiscal 2003 was approximately $9.7 million, a decrease of approximately $3.2 million from fiscal 2002. Throughout fiscal 2003 we reduced our cash expenditures through consolidation of equipment and facilities and suspension of selected development projects. During the fourth quarter of fiscal 2003, we completed the consolidation of our isolator product lines in Florida, and closed the California facility, which should further decrease our cash requirements for fiscal 2004.

While progress has been made to reduce operating cash outflow in fiscal 2003, significant risk and uncertainty remains. The Company’s cash used by operations was approximately $0.9 million for the fourth quarter of fiscal 2003 and $0.5 million for the two months ended August 2003. The fiscal 2004 operating plan and related financial projections we have developed anticipate sales growth, improving margins based on production efficiencies and reductions in product costs, and expected selling and administrative expenditures.

Factors which could adverely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, additional provisions for doubtful accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized, payment for annual directors and officers insurance premiums, continued costs associated with the consolidation of our facilities, increased health insurance and benefits costs and increases in other discretionary spending, particularly sales and marketing related.

In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs. Should that occur, the realizability of certain assets, especially inventory, property and equipment, intellectual property and other intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

During fiscal 2003, we expended approximately $173,000 for capital equipment and patent protection in comparison to $2.8 million during fiscal 2002. The majority of the capital expenditures during fiscal 2003 were related to equipment used to enhance or expand our manufacturing facilities. The Company’s operating plan for fiscal 2004 estimates minimal expenditures to enhance or expand our manufacturing facilities, however, we may spend more or less depending on opportunities and circumstances.

The table below presents certain of our significant contractual obligations as of June 30, 2003. The operating leases relate to real estate and are commitments that are expensed as paid per the terms of the related contract, except for operating lease obligations related to operations that were discontinued in fiscal 2003 in connection with the relocation and consolidation of our operations to Orlando, Florida. Lease obligations related to consolidated locations are included in the employee severance and exit costs accrual on our balance sheet.

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1 –3 Years	4-5 Years	After 5 Years	Comments
Operating leases	616	1,233	928	—	Real estate leases with monthly payments
Other restructuring and exit costs	40	48	—	—	Balance of payments due on New Jersey lease assigned

Year ended June 30, 2003 compared to the year ended June 30, 2002

Consolidated Operations

Our consolidated revenues totaled $6.8 million for fiscal 2003, a decrease of approximately $5.7 million or 46% compared to revenues for fiscal 2002. The decrease was primarily attributable to a decrease in laser component product sales of $2.7 million or 61% and a decrease in optical lens sales of $3.0 million or 37%. This decrease was largely a result of an overall decrease in market demand for optical lenses and laser component products, primarily in the telecom sector. Our operating plan in fiscal 2004 projects revenue increases over fiscal 2004, as we emphasize sales efforts to new, non-communications markets.

In fiscal 2003, consolidated cost of sales was approximately 120% of net revenues, which is comparable to fiscal 2002 in which we reported cost of sales of 121% of net revenues. Both years included inventory write-downs ($0.5 million and $3 million in fiscal 2003 and 2002, respectively). Excluding the write-downs the increase in cost of sales would have been 16% due to underutilization of equipment and initial inefficiencies resulting from the consolidation of manufacturing sites. We believe that we will achieve improved production efficiencies and cost reductions in fiscal 2004 that will bring our cost of sales to a level whereby we have a positive gross margin for the business as a whole.

During fiscal 2003, selling, general and administrative costs decreased by $9.8 million from fiscal 2002 to $6.5 million. The decrease is due primarily to a $1.5 million legal settlement accrual included in fiscal 2002 and a $4.8 million decrease in stock-based compensation. In addition, the Company has taken additional actions to reduce costs, including consolidation of the Company’s Albuquerque, New Mexico and Walnut, California

operating plants to its Orlando, Florida plant, and other targeted headcount reductions. In fiscal 2004 we believe selling, general and administrative costs will not decline further and may in fact increase as a key business objective is to increase sales efforts to new, non-communications markets to generate revenue increases.

Research and development costs decreased by approximately $4.3 million to $2.8 million in fiscal 2003 versus fiscal 2002, due primarily, to reduced personnel and discontinuation of the research and development efforts directed at developing an optical cross-connect switch. In fiscal 2004, research and development costs will be selectively incurred primarily to support new product/customer needs where sales potential appears most likely and with long-term potential.

We incurred several non-cash charges during fiscal 2003, including $3.4 million related to the write down of the Company’s investment in LightChip, $2.5 million related to the write down of the Company’s goodwill and remaining intangible assets from the Horizon acquisition, $1.9 million of asset impairment charges primarily from manufacturing equipment related to the isolator business, and $2.7 million in amortization of intangibles from acquisitions, offset by the forfeitures of restricted stock awards resulting in a $69,638 credit to income in stock-based compensation.

During fiscal 2003, the Company also recorded approximately $0.5 million of reorganization and relocation expenses incurred in connection with its previously announced plans to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida. These expenses consist primarily of costs to dispose and move equipment to Florida, employee relocation and travel expenses.

Investment and other income decreased approximately $0.5 million, to $0.4 million from $0.9 million, as interest earned on investments in fiscal 2003 declined due to lower available interest rates and a decrease in cash balances. In addition, fiscal 2002 included a gain on the sale of assets (other income) of approximately $0.4 million not present in fiscal 2003. Interest and other expense in fiscal 2003 and fiscal 2002 were not significant. Due to low available rates and a continued decline in our cash resources, we believe that investment and other income in fiscal 2004 will be reduced from fiscal 2003 and will be immaterial to our consolidated statement of operations.

Net loss was $21.2 million in fiscal 2003. Included in the net loss was approximately $10.5 million from the non-cash charges described above, $0.5 million in inventory write-downs, and $0.5 million in reorganization and relocation expenses. This compares with fiscal 2002 in which we reported a net loss of $50.7 million including $29.2 million in non-cash charges, a $3 million inventory write down, $2.2 million of charges related to a litigation settlement and related legal costs and $1.1 million related to consolidation of facilities. The $29.5 million decrease in net loss from fiscal 2002 to 2003 was due primarily to the decrease of $18.2 million non-cash and other charges and reductions in operating costs, primarily in selling, general and administrative expense and research and development. Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Accordingly, amortization expense decreased by approximately $1.3 million for fiscal 2003. Net loss of $21.2 million for fiscal 2003 resulted in a net loss per share of $8.20, a decrease of $12.30 per share compared to fiscal 2002 net loss per applicable common share of $20.50. Net loss applicable to common shareholders for fiscal 2002 of $50.7 million included $61,906 attributable to a premium on the Company’s preferred stock previously outstanding.

Segments

In June 2002 we announced plans for fiscal 2003 to consolidate lens product lines in Florida and reorganize internally into two segments: the Optical Lens Group and the Laser Components Group.

Optical Lens

Optical Lens includes our aspheric lens products, collimator, and GRADIUM® glass lenses. We believe the aspheric lens product line, in particular, has broad applicability to numerous market segments including communications. We are aggressively pursuing new opportunities in the application areas of medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. For fiscal 2003, lens product sales decreased $3 million to approximately $5.1 million from $8.1 million for the comparable period last year. This decrease is due largely to declining demand for collimators, primarily in the telecommunications market.

The Optical Lens segment incurred an operating loss of $2.3 million for fiscal 2003 as compared to $11.7 million for the comparable period last year due primarily to overhead reductions offset by reduced margins.

Laser Components

Laser Components focuses on isolators and optical packaging solutions. During fiscal 2003, the Company reported approximately $1.7 million of laser component sales, compared with $4.4 million for fiscal 2002. The decrease of approximately $2.7 million was due primarily to reduced sales of isolator products in the telecommunications market segment.

The Laser Component segment incurred an operating loss of approximately $5.6 million for fiscal 2003, an increase of approximately $1.5 million from fiscal 2002. The segment net loss includes $2.4 million for the write down of goodwill and intangibles, comprised of the transitional analysis performed in accordance with SFAS 142 and an additional $2 million for the impairment of long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In January 2003, the Company announced plans to either sell the Walnut, California operating unit or consolidate the operations into its Orlando, Florida facility. The Company completed the process of consolidating the Walnut, California facility by the end of fiscal 2003.

In fiscal 2004, with the completion of the consolidation of our facilities and management to one location in Orlando, Florida, we will manage and report our business without multiple reporting segments.

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

In fiscal 2002, consolidated cost of sales was 121% of product sales, an increase from fiscal 2001 in which the Company reported cost of sales of 58.5%. During fiscal 2002, the Company recorded a write down of inventory of approximately $3 million. Excluding inventory write downs, cost of sales during fiscal 2002 would have been approximately 97% of net revenues, an increase of 38.5% from the comparable period of fiscal 2001 (see discussion below). Substantially all of the increase was due to the reduction in sales for telecom products, and the underutilization of manufacturing facilities and staff. To counter these cost overages, we reduced the manufacturing staff, eliminated unprofitable traditional optic products, and closed our Auburn, California facility. The changes implemented in fiscal 2002 resulted in a total decrease in manufacturing personnel of 45% from the prior year. During the fourth quarter of fiscal 2002 we announced a plan to consolidate our lens manufacturing from Albuquerque, New Mexico to Orlando, Florida. The announced consolidation further reduced our manufacturing staff by approximately 50 persons or 30% of total employees at June 30, 2002. In addition, the Company recorded asset impairment charges of $3.2 million to write down the carrying value to estimated fair value less costs to sell of certain manufacturing and other equipment and leasehold improvements held for disposal in connection with the Company’s plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003.

During fiscal 2002, total inventory decreased modestly from prior levels before consideration of the inventory write-downs recorded during fiscal 2002. Raw materials continued to make up the majority of our inventory at $1.7 million or 69% of total inventory at June 30, 2002. We had approximately $1.4 million of raw materials on hand specifically used in the production of isolators that had long lead times and the Company elected to maintain a sufficient quantity of those materials.

Throughout fiscal 2002, we noted several factors that caused us to re-evaluate the carrying value of inventory resulting in charges to write down inventory to net realizable value, or to write off inventory to be disposed of given no alternative future use was identified. Total inventory charges of $1.9 million and $1.1 million were recorded during fiscal 2002 related to finished goods/work in process and raw materials inventory, respectively. Specifically, during the first and second quarters, inventory charges of $1.3 million were recorded as we continued to note declining quarterly sales from previous levels, lack of growth in sales orders and no sales in certain product areas where we had purchased raw materials. The Company also received notification that certain lenses and raw materials did not pass qualification requirements for their particular applications during the second quarter of fiscal 2002. During the fourth quarter, our manufacturing group changed the production methodology for performance improvements rendering some products obsolete that resulted in charges of $0.5 million. During the fourth quarter, we also noted that the value of certain finished lens and raw materials inventory had diminished due to changes in market conditions as some competitors reduced prices for similar products to a level below our cost resulting in inventory write downs of $0.4 million. Finally, we noted uncertainty regarding the realization of certain finished products on hand due to cancelled purchase orders which resulted in write downs of $0.8 million during the fourth quarter of fiscal 2002.

During fiscal 2002, selling, general and administrative costs decreased by $14.1 million from fiscal 2001 to $16.3 million. As the telecommunications industry began to contract rapidly in fiscal 2002, we made numerous, across-the-board adjustments in our business to compensate for the falling revenues we were experiencing. Reductions and consolidations were made in all selling and administrative functions and areas, including personnel, facilities and outside service costs, and professional fees, all of which accounted for approximately $7.8 million of the total reduction in SG&A. Additionally, stock-based compensation related primarily to a director’s stock agreement and stock options declined by $6.3 million in fiscal 2002 from fiscal 2001.

Operating loss during fiscal 2002 included the following non-cash charges: asset impairment charges of $1.5 million, recorded in the second quarter, due to adjustments to the carrying value of a customer supply agreement, associated with the acquisition of Horizon Photonics Inc. in April 2000; asset impairment charges of $4.9 million, recorded in the second quarter, due to adjustments to the carrying value of certain intangible assets, associated with the acquisition of Geltech Inc. in September 2000; asset impairment charges of $0.6 million, recorded in the second quarter, related to the write down of certain excess manufacturing equipment held for disposal; asset impairment charges of $3.2 million, recorded in the fourth quarter, related to the write down of certain manufacturing and other equipment and leasehold improvements held for disposal in connection with the Company’s plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003; a write down in the carrying value of our investment in LightChip of $6.3 million, recorded in the fourth quarter, due to the per share price of a third party round of financing completed in May 2002; a restructuring charge of $1.1 million, recorded in the fourth quarter, related to severance charges for involuntary employee terminations and certain lease related costs in connection with the Company’s plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003; and stock-based compensation charges of $4.8 million. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge recorded in the second quarter as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

Research and development costs remained at approximately $7.1 million in both fiscal 2002 and 2001. The majority of research and development work consisted of expenses associated with automation development and research for products in the areas of telecommunication switches, isolators and next generation optical subassemblies, waveguides and lens arrays. Throughout fiscal 2002, in an effort to control research and development costs, the Company reduced development staff levels, deferred additional expenditures on the switch project and assigned the New Jersey development facility lease as of September 2002.

The Company recorded a charge of approximately $1.1 million in the fourth quarter of fiscal 2002 in connection with the Company’s announced plans to consolidate and relocate its corporate headquarters and manufacturing facilities based in Albuquerque, New Mexico to Orlando, Florida by December 31, 2002. We believed a single site would bring a sharper focus in customer support, a reduction in duplicate process engineering resources and a higher capacity utilization to significantly improve the cost competitiveness of our products. Costs incurred consisted primarily of severance costs for involuntary employee terminations for 67 manufacturing and administrative employees and certain exit costs. As of June 30, 2002, none of the accrued costs were paid and management expected to pay all employee severance costs prior to December 31, 2002 and all lease costs to be substantially paid by June 30, 2003.

Investment and other income for fiscal 2002 included a non-recurring gain of approximately $390,000 related to the first quarter sale of certain assets located in Auburn, CA, while interest earned on investments decreased approximately $1.7 million during fiscal 2002 as a result of lower interest rates and a decrease in cash balances. Interest and other expenses during fiscal 2002 and 2001 were not significant.

Net loss of $50.7 million in fiscal 2002 included $29.2 million from the non-cash charges described above, $1.1 million related to the restructuring and consolidation of facilities, $2.2 million related to litigation settlement costs and $3 million for inventory write-offs., This compares to fiscal 2001 in which the Company reported a net loss of $60.8 million including $47.6 million in non-cash charges and $2.9 million related to litigation settlement costs and inventory write-offs. Excluding the foregoing non-cash and other charges, the primary factors leading to the year-over-year change in net loss were the $13.6 million decrease in total revenues, offset by decreased cost of sales of $2.4 million, while decreases of $7.7 million in operating costs primarily in selling, general and administrative expense were offset by increased other expenses of $1.4 million. Net loss applicable to common shareholders of $50.7 million for fiscal 2002 included an additional charge of $61,906 attributable to the premium on our then-outstanding preferred stock. Net loss per share of $20.50 in fiscal 2002 decreased $5.04 compared to the fiscal 2001 net loss per share of $25.54. Net loss applicable to common shareholders for fiscal 2001 of $60.9 million included $89,549 attributable to the premium on the Company’s then-outstanding preferred stock.

Segments

Optical Lens

During fiscal 2002, $8.1 million of lens sales compared with lens sales of $8.9 million for the comparable period last year. During the first quarter of fiscal 2002, we stopped manufacturing several product lines, including data storage lenses, due to unfavorable margins. In addition, due to the closure of the Auburn, CA facility, we consolidated the manufacturing of Geltech’s finished lens products into the Orlando, FL facility.

The optical lens segment incurred an operating loss of approximately $11.7 million for fiscal 2002 as compared to operating income of approximately $333,000 for fiscal 2001. The increased loss was primarily due to inventory write-offs, unfavorable margins and reduced sales that we incurred or experienced during fiscal 2002.

During the fourth quarter we announced we would consolidate lens product lines to Florida and reorganize internally. The Optical Lens group would include our optical lens business and it would be consolidated in the Orlando, Florida facility. While we had recently signed a strategic agreement with an Asian company to manufacture GRADIUM™ glass for LightPath and had engaged with suppliers in the Far East to secure low cost lenses, we intended to further reduce overhead and excess capacity in our lens facilities. Consolidation into a single site is expected to bring a combined customer support function, a reduction in duplicate process engineering and a higher capacity utilization, which was expected to significantly improve the cost competitiveness of our products. As part of our initiative, we intended to aggressively extend our offerings to non-telecom business segments.

Laser Components

For fiscal 2002, laser component sales of isolators decreased 75% to approximately $4.4 million from $17.3 million for fiscal 2001. The decrease in sales to telecom customers for fiscal 2002 together with the reduced sales backlog reflected the poor sales environment for optical components and the broader telecommunications sector.

The segment incurred an operating loss of $4.1 million for fiscal 2002 as compared to a loss of $7.5 million for fiscal 2001.

During the fourth quarter we announced we would consolidate lens product lines and corporate headquarters to Orlando, Florida.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate company accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company’s accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which the Company’s financial statements depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; and (iv) intangible assets. These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Revenue recognition.    We recognize revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable, and collectibility is reasonably assured.

Inventory valuation.    We regularly assess the valuation of inventories and write down those inventories that are obsolete or in excess of forecasted usage to estimated net realizable value. Estimates of realizable value are based upon the Company’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may be able to use or sell inventories that have previously been written down.

Long-Lived Assets.    We evaluate the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment oflong-lived assets, thereby requiring us to write down the assets.

Intangible Assets.    We generally obtain intangible assets in connection with a business unit purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant judgment. Because individual intangible assets may be: (i) expensed immediately upon acquisition (for example, purchased in-process research and development assets); or (ii) amortized over their estimated useful life (for example, acquired technology), their assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgments when evaluating for impairment as other long-lived assets.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Adoption of SFAS No. 148 did not have a material effect on our consolidated financial statements, except as to expanding required disclosures having to do with compensation cost associated with our employee stock plans.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues, which will continue to be applied in accordance with their respective dates. Adoption of SFAS No. 149 is not expected to have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements. In the future, we may find it desirable or necessary to seek external financing and we may enter into an agreement that would be governed by SFAS No. 150 whereby the financing we receive cannot be classified as equity in our consolidated balance sheet. Should this occur we may accomplish our liquidity objective and yet no longer continue to qualify under the Nasdaq National Market continuing listing requirement relating to minimum stockholders’ equity.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

LightPath’s liquid investments were invested in money market accounts or overnight repurchase agreements until late August 2003. LightPath does not believe that the market risk related to these investments was significant. In late August 2003, we began investing much of our cash resources in short-term taxable auction rate certificates (ARC’s) in order to improve our effective received yield on our invested cash by approximately 30 basis points. The ARC’s we have chosen have Aaa ratings and, due to their short-term nature (30 day rate resets), we do not believe that changes in market interest rates of up to 10 percent either up or down will have a material effect on the our results of operations.

Item 8.    Financial Statements and Supplementary Data

See index at page F-1 for the Financial Statements for each of the the years in the three year period ended June 30, 2003.

Supplementary Quarterly Financial Data (unaudited)

The following table summarizes unaudited, quarterly financial data for fiscal 2003 and 2002:

(In 000’s except per share data)	Fiscal 2003 – Quarters Ended
	September 30	December 31	March 31	June 30	Full Year
Sales	$1,645	$1,663	$1,688	$1,789	$6,785
Gross profit (loss)	(598)	(778)	(152)	76	(1,452)
Loss before cumulative effect of accounting change	(8,058)	(5,851)	(2,831)	(2,176)	(18,916)
Net loss	$(8,058)	$(8,127)	$(2,831)	$(2,176)	$(21,192)
Net loss per share before cumulative effect of accounting change	$(3.12)	$(2.26)	$(1.10)	$(0.84)	$(7.32)
Basic and diluted net loss per share	$(3.12)	$(3.14)	$(1.10)	$(0.84)	$(8.20)
Number of shares used in per share calculation	2,584,595	2,584,595	2,584,595	2,584,595	2,584,595

(In 000’s except per share data)	Fiscal 2002 – Quarters Ended
	September 30	December 31	March 31	June 30	Full Year
Sales	$3,458	$2,397	$3,618	$3,034	$12,507
Gross profit (loss)	338	(1,415)	320	(1,921)	(2,678)
Net loss applicable to common shareholders	$(10,382)	$(17,640)	$(5,049)	$(17,674)	$(50,745)
Basic and diluted net loss per share	$(4.29)	$(0.91)	$(2.04)	$(6.84)	$(20.51)
Number of shares used in per share calculation	2,421,396	2,424,039	2,474,780	2,584,595	2,475,963

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures required to be reported under this Item.

Item 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2003.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Except as disclosed under the item Business, “Executive Officers” in this report, the information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services.

The information required under this item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements – See Index on page F-1

Independent Auditors’ Report on Consolidated Financial Statements

Consolidated Balance Sheets—As of June 30, 2003 and 2002

Consolidated Statements of Operations—For the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—For the years ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Exhibits

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A Common Stock and Class E-1 Common Stock, Class E-2 Common Stock, and Class E-3 Common Stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

Exhibit Number	Description	Notes

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

21	Subsidiaries of Registrant	*

23	Consent of KPMG LLP	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
*	Filed herewith.

(b)	The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2003:

1.	Current report on Form 8-K dated April 1, 2003, announcing projected results for the third quarter of fiscal 2003 and announcing the earnings release and conference call on May 1, 2003.

2.	Current report on Form 8-K dated May 1, 2003, reporting financial results for the third quarter of fiscal 2003 and announcing webcast on May 1, 2003.

3.	Current report on Form 8-K dated June 18, 2003, announcing non-renewal of CFO and CTO employment agreements and appointment of successors.

LightPath Technologies, Inc.

Report of Independent Auditors

The Board of Directors

LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets on July 1, 2002.

KPMG LLP

Orlando, Florida

August 6, 2003, except as to Note 19,

which is as of September 26, 2003

LightPath Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$3,367,650	$13,177,624
Trade accounts receivable – net of allowance of $463,370 and $278,255, at June 30, 2003 and 2002, respectively	1,267,465	1,560,198
Inventories (Note 3)	1,074,562	2,403,644
Other receivables and advances to employees	—	761,065
Prepaid expenses and other	542,792	770,302

Total current assets	6,252,469	18,672,833

Property and equipment – net (Note 4)	3,096,606	6,664,374
Goodwill and intangible assets – net (Note 5)	2,958,637	8,054,179
Investment in LightChip, Inc. (Note 7)	—	3,403,043
Other assets	190,352	182,799

Total assets	$12,498,064	$36,977,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$418,172	$1,002,374
Accrued liabilities (Note 16)	382,891	1,835,040
Accrued payroll and benefits	428,682	549,241
Accrued severance and exit costs (Note 8)	87,537	1,059,680
Capital lease obligations and note payable (Note 9)	—	88,550

Total current liabilities	1,317,282	4,534,885

Commitments and contingencies (Note 16)

Stockholders’ equity: (Notes 11 and 13)
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 2,584,591 issued and outstanding	25,846	25,846
Additional paid-in capital	188,921,743	189,460,912
Accumulated deficit	(177,232,790)	(156,040,867)
Unearned compensation	(534,017)	(1,003,548)

Total stockholders’ equity	11,180,782	32,442,343

Total liabilities and stockholders’ equity	$12,498,064	$36,977,228

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Consolidated Statements of Operations

	Year Ended June 30
	2003	2002	2001
Revenues
Product sales, net	$6,785,244	$11,990,609	$25,257,391
Product development fees and other sales	—	515,973	885,765

Total revenues	6,785,244	12,506,582	26,143,156

Cost of sales	8,148,717	15,184,443	15,295,569

Gross margin	(1,363,473)	(2,677,861)	10,847,587
Operating expenses
Selling, general and administrative	6,492,065	16,336,661	30,419,166
Research and development	2,801,709	7,109,415	7,115,025
Asset impairments	5,504,457	16,508,387	13,772,867
Amortization of goodwill and intangibles	2,670,384	7,889,741	13,566,807
Reorganization and relocation expense	480,369	1,059,680	—
Acquired in process research and development	—	—	9,100,000

Total costs and expenses	17,948,984	48,903,884	73,973,865

Operating loss	(19,312,457)	(51,581,745)	(63,126,278)
Other income (expense)
Investment income	403,825	1,102,259	2,436,438
Interest and other expense	(6,819)	(203,851)	(73,521)

Loss before cumulative effect of accounting change	(18,915,451)	(50,683,337)	(60,763,361)
Cumulative effect of accounting change (Note 5)	2,276,472	—	—

Net loss	$(21,191,923)	$(50,683,337)	$(60,763,361)
Imputed dividend on preferred stock	—	(61,906)	(89,549)

Net loss applicable to common shareholders (Note 14)	$(21,191,923)	$(50,745,243)	$(60,852,910)

Basic and diluted net loss per share	$(8.20)	$(20.50)	$(25.54)

Number of shares used in per share calculation	2,584,595	2,475,923	2,383,018

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total
	Number of Shares	Amount
Balances at June 30, 2000	2,266,988	$22,670	$156,416,844	$(44,442,714)	$(15,300,000)	$96,696,800
Exercise of stock options	38,282	383	1,504,242	—		1,504,625
Exercise of warrants and unit purchase options	6,277	63	65,926	—		65,989
Issuance of common stock upon conversion of 3 shares Series F convertible preferred stock (not classified as equity)	6,963	70	274,107	—		274,177
Issuance of common stock and stock options to acquire Geltech, Inc.	102,842	1,028	27,712,808	—		27,713,836
Redemption of multiple classes of Series E common stock (not classified as equity)	—	—	39,818	—		39,818
Issuance of restricted stock awards, net of forfeitures	—	—	1,990,081		(1,990,081)	—
Stock-based compensation	—	—	—	—	11,164,505	11,164,505
Premium on Series F convertible preferred stock	—	—	—	(89,549)		(89,549)
Net loss	—	—	—	(60,763,361)		(60,763,361)

Balances at June 30, 2001	2,421,352	$24,214	$188,003,826	$(105,295,624)	$(6,125,576)	$76,606,840
Exercise of stock options	13,438	134	291,916	—		292,050
Issuance of common stock upon conversion of 16 shares Series F convertible preferred stock (not classified as equity)	149,801	1,498	1,477,478	—		1,478,976
Issuance of restricted stock awards, net of forfeitures	—	—	(312,308)		312,308	—
Stock-based compensation	—	—		—	4,809,720	4,809,720
Premium on Series F convertible preferred stock	—	—	—	(61,906)		(61,906)
Net loss	—	—	—	(50,683,337)		(50,683,337)

Balances at June 30, 2002	2,584,591	$25,846	$189,460,912	$(156,040,867)	$(1,003,548)	$32,442,343
Issuance of restricted stock awards, net of forfeitures	—	—	(539,169)		539,169	—
Stock-based compensation	—	—	—	—	(69,638)	(69,638)
Net loss	—	—	—	(21,191,923)		(21,191,923)

Balances at June 30, 2003	2,584,591	$25,846	$188,921,743	$(177,232,790)	$(534,017)	$11,180,782

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30
	2003	2002	2001
Cash flows from operating activities
Net loss	$(21,191,923)	$(50,683,337)	$(60,763,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	2,276,472	—	—
Depreciation and amortization	4,324,085	10,922,531	16,261,789
Gain on sale of equipment	—	(117,665)	—
Provision for uncollectible accounts receivable	185,115	199,238	105,947
Write off abandoned patents	—	79,333	—
Asset impairments	5,504,457	16,508,387	13,772,867
Stock-based compensation	(69,638)	4,809,720	11,164,505
Acquired in-process research and development	—	—	9,100,000
Changes in operating assets and liabilities (net of the effect of acquisitions):
Trade receivables	107,618	820,047	(1,051,825)
Inventories	1,329,082	2,897,943	(2,656,444)
Prepaid expenses and other	981,023	(28,346)	(317,053)
Accounts payable and accrued liabilities, including payroll	(2,156,910)	678,936	(588,408)
Accrued severance and exit costs	(972,143)	1,059,680	—

Net cash used in operating activities	(9,682,762)	(12,853,533)	(14,971,983)

Cash flows from investing activities
Property and equipment additions	(172,725)	(2,757,528)	(7,230,694)
Costs incurred in acquiring patents and license agreements	(17,980)	(60,171)	(84,630)
Proceeds from sale of assets	152,043	904,841	—
Proceeds from note receivable	—	33,201	—
Acquisitions, net of cash acquired	—	—	(18,411)
Investment in LightChip	—	(1,500,345)	(7,234,885)

Net cash used in investing activities	(38,662)	(3,380,002)	(14,568,620)

Cash flows from financing activities
Payment on notes payable and capital leases	(88,550)	(153,925)	(1,484,704)
Proceeds from exercise of common stock options and warrants, net	—	292,050	1,570,211

Net cash (used in) provided by financing activities	(88,550)	138,125	85,507

Net decrease in cash and cash equivalents	(9,809,974)	(16,095,410)	(29,455,096)
Cash and cash equivalents at beginning of year	13,177,624	29,273,034	58,728,130

Cash and cash equivalents at end of year	$3,367,650	$13,177,624	$29,273,034

Supplemental disclosure of cash flow information:
Interest paid	$2,649	$9,210	$72,811
Non-cash investing and financing activities:
Write-off note payable	77,613	—	—
Class A common stock, warrant and stock options issued for acquisitions	—	—	27,713,836
Note receivable in exchange for equipment	—	510,000	—
Conversion of redeemable convertible preferred stock to Class A common stock	—	1,478,976	274,177
Preferred stock premium	—	(61,906)	(89,549)
Class E common stock – redeemed in 2001 and issued in 2000	—	—	40,221

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002

1.    Organization and History; Liquidity Matters

Organization and History

LightPath Technologies, Inc. (“LightPath” or the “Company”) was incorporated in Delaware on June 15, 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, isolators, GRADIUM® glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms (“LightPath” or the “Company”), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and in fiscal years 1997, 1998 and 2000 the Company completed four private placements of convertible preferred stock and one private placement for convertible debentures to raise additional capital. These funds were used to further the research, development and commercialization of optoelectronic products and GRADIUM glass lenses. During fiscal year 2000, warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.

Liquidity Matters

The optical components markets have experienced a severe downturn throughout fiscal 2003 and 2002, resulting in a significant decline in the demand for our products. Cash used in operations for fiscal 2003 was approximately $9.7 million, a decrease of approximately $3.2 million from fiscal 2002. Throughout fiscal 2003 we reduced our cash expenditures through consolidation of equipment and facilities and suspension of selected development projects. During the fourth quarter of fiscal 2003, we completed the consolidation of our isolator product lines in Florida, and closed the Walnut, California facility which should further decrease our cash requirements for fiscal 2004. The Company has no firm commitments for any future financing at this time and we have a cash balance of approximately $3.4 million at June 30, 2003. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable to us.

During fiscal 2003, we expended approximately $173,000 for capital equipment and patent protection in comparison to $2.8 million during fiscal 2002. The majority of the capital expenditures during fiscal 2003 were related to equipment used to enhance or expand our manufacturing facilities. The Company’s operating plan for fiscal 2004 estimates minimal expenditures to enhance or expand our manufacturing facilities, however, we may spend more or less depending on opportunities and circumstances.

While progress has been made to reduce operating cash outflow in fiscal 2003, significant risk and uncertainty remains. The Company’s cash used by operations was approximately $0.9 million for the fourth quarter of fiscal 2003 and $0.5 million (unaudited) for the two months ended August 2003. The fiscal 2004 operating plan and related financial projections we have developed anticipate sales growth, improving margins based on production efficiencies and reductions in product costs, and expected selling and administrative expenditures. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, additional provisions for doubtful accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

being realized, payment for annual directors and officers insurance premiums, continued costs associated with the consolidation of our facilities, increased health insurance and benefits costs and increases in other discretionary spending, particularly sales and marketing related.

The Company’s Common Stock (Class A) is traded on the Nasdaq National Market system (“NMS”). In order to remain listed on the NMS, the Company must meet certain requirements including maintaining stockholders’ equity of at least $10,000,000. At June 30, 2003, our stockholders’ equity was approximately $11,200,000. Should our stockholders’ equity be reduced through continued losses, we may not be able to continue to remain listed on the NMS. Our ability to obtain additional financing may be negatively impacted should we be unable to maintain the NMS listing for our Common Stock.

2.    Summary of Significant Accounting Policies

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

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds less estimated salvage value are depreciated over estimated useful lives ranging from one to two years.

Long-lived assets are accounted for in accordance with Statement on Financial Accounting Standards (SFAS) No.144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on July 1, 2002. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

Goodwill and intangible assets consisting of customer list and supply contracts, licenses, patents, trademarks, and others, are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful life of the related assets ranging from ten to seventeen years. Customer list and supply contracts and other intangibles are being amortized on a straight-line basis over the estimated period of benefit ranging from two to five years.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted provisions of SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company has completed its transitional review of goodwill and other intangible assets for impairment in accordance with SFAS 142 as of December 31, 2002, which resulted in approximately $2.3 million of goodwill impairment associated with the acquisition of Horizon for the year ended June 30, 2003.

Investments and other assets consists of the Company’s ownership interest in LightChip Inc. (LightChip) which is accounted for under the cost method. The Company’s investment in LightChip was written off during fiscal 2003. Also included is a long-term note receivable related to the sale of certain fixed assets with a maturity in fiscal 2006.

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

Sales to Intel Corporation were approximately $0.7 million, which represents 10% of all revenues for the year ended June 30, 2003. Sales to Finisar Corporation were approximately $3 million, which represents 24% of all revenues for the year ended June 30, 2002. Sales to the Agere Systems, Inc. were approximately $11.5 million, which represents 44% of all revenues for the year ended June 30, 2001.

Research and development costs are expensed as incurred.

Stock-based compensation is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, Accounting for Stock-Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal
	2003	2002	2001
Net loss, as reported	$(21,191,923)	$(50,745,243)	$(60,852,910)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	(69,638)	4,809,720	11,164,505
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	967,997	9,893,731	12,640,383

Pro forma net income	$(22,090,282)	$(55,829,254)	$(62,328,788)

Loss per share:
Basic and diluted, as reported	$(8.20)	$(20.50)	$(25.54)

Basic and diluted, pro forma	$(8.59)	$(22.55)	$(26.15)

The weighted-average fair value of options granted during the years ended June 30, 2003, 2002 and 2001 was $2.31, $23.12, and $109.04, respectively. The fair value of each incentive option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Fiscal
	2003	2002	2001
Expected Life (years)	3	3	3
Risk free interest rate	5%	6%	7%
Volatility	150%	150%	125%
Dividend Yield	0%	0%	0%

Management makes estimates during the preparation of the consolidated financial statements management of the Company makes a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; and valuation allowances for receivables and inventories. Actual results could differ from those estimates.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term nature.

Reclassification of certain amounts included in the prior year financial statements have been made to conform to the current year presentation.

Recent Accounting Pronouncements which have or will have an effect on our consolidated financial statements are as follows:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. The transition guidance and annual disclosure provisions of SFAS No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material effect on our consolidated financial statements, except as to expanding required disclosures having to do with compensation cost associated with our employee stock plans.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues, which will continue to be applied in accordance with their respective dates. Adoption of SFAS No. 149 is not expected to have a material effect on our consolidated financial statements.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements. In the future, we may find it desirable or necessary to seek external financing and we may enter into an agreement that would be governed by SFAS No. 150 whereby the financing we receive cannot be classified as equity in our consolidated balance sheet. Should this occur we may accomplish our liquidity objective and yet no longer continue to qualify under the Nasdaq National Market continuing listing requirement relating to minimum stockholders’ equity.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

3.    Inventories

The components of inventories include the following at June 30:

	2003	2002
Raw materials	$648,955	$1,670,488
Work in process	275,687	380,987
Finished goods	149,920	352,169

Total inventories	$1,074,562	$2,403,644

During the second quarter of fiscal 2003, the Company announced it would consolidate the Walnut, California facility to Orlando, Florida. It was determined that the value of certain items, primarily raw materials inventory, had diminished due to changes in market conditions. As a result the Company wrote down inventory by approximately $0.5 million.

Throughout fiscal 2002, the Company noted several factors that caused the re-evaluation of the carrying value of inventory resulting in charges to write down inventory to net realizable value, or to write off inventory to be disposed of given no alternative future use was identified. Total inventory charges of $1.9 million and $1.1 million were recorded during fiscal 2002 related to finished goods/work in process and raw materials inventory,

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

respectively. Specifically, during the first and second quarters, inventory charges of $1.3 million were recorded as the Company continued to note declining quarterly sales from previous levels, lack of growth in sales orders and no sales in certain product areas where the Company had purchased raw materials. The Company also received notification that certain lenses and raw materials did not pass qualification requirements for their particular applications during the second quarter. During the fourth quarter, the manufacturing group changed the production methodology for performance improvements rendering some products obsolete that resulted in charges of $0.5 million. During the fourth quarter, the Company also noted that the value of certain finished lens and raw materials inventory had diminished due to changes in market conditions as some competitors reduced prices for similar products to a level below the Company’s cost resulting in inventory write downs of $0.4 million. Finally, the Company noted uncertainty regarding the realization of certain finished products on hand due to cancelled purchase orders which resulted in write downs of $0.8 million during the fourth quarter of fiscal 2002.

4.    Property and Equipment

Property and equipment consist of the following at June 30:

	2003	2002
Manufacturing equipment	$4,977,848	$8,030,935
Computer equipment and software	440,646	598,643
Furniture and fixtures	168,923	215,836
Platinum molds	63,895	63,895
Leasehold improvements	699,620	1,157,887

	6,350,932	10,067,196
Less accumulated depreciation and amortization	3,254,326	3,402,822

Total property and equipment	$3,096,606	$6,664,374

During fiscal 2003, the Company recorded asset impairment charges on property and equipment of $1.9 million, of which $1.8 million was due to the impairment of equipment at the Walnut, California facility and approximately $135,000 was recorded as a result of the relocation and disposal of equipment from Albuquerque, New Mexico to Orlando, Florida. The net carrying value of the equipment remaining in Orlando, Florida, which was held for disposal at June 30, 2003, is approximately $79,000.

During fiscal 2002, the Company recorded asset impairment charges of $3.8 million of which $3.2 million was due to write down the carrying value to estimated fair value less costs to sell of certain manufacturing and other equipment, and leasehold improvements held for disposal in connection with the Company’s plan to relocate manufacturing operations and corporate headquarters to Florida during fiscal 2003 and approximately $0.6 million was due to the disposal of excess manufacturing equipment which was used in the production of collimators and was removed from service by the Company.

During fiscal 2001, the Company recorded an impairment charge of approximately $408,000 related to equipment held for disposal due to the sale of an optics facility in California, which the Company consolidated into the Florida facility.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

5.    Intangible Assets

Intangible assets consist of the following at June 30:

	Life In years	2003	2002
Goodwill		$—	$5,203,365
Customer list and supply contract	4	1,041,750	1,041,750
Developed technology	2 – 4	6,064,981	6,064,981
Covenant not-to-compete	3	1,100,000	3,100,000
Other intangibles	2 – 5	2,860,000	2,860,000
Patents and trademarks granted	10 – 17	736,125	643,388
Patent applications in process		—	74,757

		11,802,856	18,988,241
Less accumulated amortization		8,844,219	10,934,062

Total intangible assets		$2,958,637	$8,054,179

During the second fiscal quarter of 2003, the Company further evaluated its goodwill and intangibles in accordance with the transitional provision of SFAS 142 and recorded approximately $2.3 million of goodwill impairment associated with the acquisition of Horizon was recorded as a cumulative effect of an accounting change.

The Company’s Geltech subsidiary experienced sales growth during the first quarter of fiscal 2002, however, design changes by a major customer in October 2001 as well as the continued decline in the telecommunications industry led to a significant decline in future sales projections and growth potential. The Company determined that the estimated future undiscounted cash flows remaining from the developed technology and customer list recorded in connection with the purchase of Geltech were below the carrying value of the related intangible assets. Accordingly, during the second quarter of fiscal year 2002 the Company recorded an impairment charge of approximately $4.9 million to write down the carrying value of these intangibles to their estimated fair value of approximately $4.7 million. The estimated fair values of the intangible assets were based on the anticipated discounted future cash flows from revised sales forecasts. In addition, the Company reversed the net deferred tax liability of approximately $3.3 million established in connection with the non-taxable purchase of Geltech against the related intangible assets prior to the impairment charge as the carrying value of the remaining Geltech intangible assets was reduced in connection with the impairment.

During fiscal 2001, revenues from the sale of Horizon’s products were substantial for the first nine months of fiscal 2001, however, Horizon had to defer sales under a supply contract to a significant customer beginning in May 2001. The Company determined that the aggregate estimated future undiscounted cash flows related to the customer supply contract and associated goodwill recorded in connection with the acquisition of Horizon were less then the carrying value of the related intangible assets and the intangibles were written down to their estimated fair value which resulted in an impairment charge of approximately $13.4 million being recorded in the fourth quarter of fiscal year 2001. During fiscal 2002, the customer indicated they will not take delivery of any remaining orders which resulted in the impairment of the remaining carrying value of the customer supply contract of approximately $1.5 million. During fiscal 2003, the Company recorded an impairment charge for the remaining $0.2 million of carrying value related to noncompete agreements at Horizon.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $1.3 million for the year ended June 30, 2003. The following table presents the impact of the adoption of SFAS 142 on the Company’s reported net loss and net loss per applicable common share had SFAS 142 been in effect for the years ended June 30:

	2003	2002	2001
Reported loss before cumulative effect of accounting change applicable to common shareholders	$(18,915,451)	$(50,683,337)	$(60,763,361)
Add back: amortization of goodwill	—	1,300,841	1,300,841

Adjusted loss before cumulative effect of accounting change applicable to common shareholders	$(18,915,451)	$(49,382,496)	$(59,462,520)

Reported net loss applicable to common shareholders	$(21,191,923)	$(50,745,243)	$(60,852,910)
Add back: amortization of goodwill	—	1,300,841	1,300,841

Adjusted net loss applicable to common shareholders	$(21,191,923)	$(49,444,402)	$(59,552,069)

Reported loss before cumulative effect of accounting change per applicable common share	$(7.32)	$(20.47)	$(25.50)

Adjusted loss before cumulative effect of accounting change per applicable common share	$(7.32)	$(19.95)	$(24.95)

Reported net loss per applicable common share	$(8.20)	$(20.50)	$(25.54)

Adjusted net loss per applicable common share	$(8.20)	$(19.97)	$(24.99)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$568,229	$473,521
Developed technology	6,064,981	4,399,080	1,665,901
Covenant not-to-compete	1,100,000	1,018,519	81,481
Other intangibles	2,860,000	2,593,333	266,667
Patents and trademarks granted	736,125	265,058	471,067

Total	$11,802,856	$8,844,219	$2,958,637

	June 30, 2002
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$189,409	$852,341
Developed technology	6,064,981	3,066,360	2,998,621
Covenant not-to-compete	3,100,000	2,151,852	948,148
Other intangibles	2,860,000	2,391,111	468,889
Patents and trademarks granted	643,388	208,437	434,951
Patent applications in process	74,757	—	74,757

Total	$13,784,876	$8,007,169	$5,777,707

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

6.    Acquisitions

The Company did not complete any acquisitions during the years ended June 30, 2003 or 2002.

On September 20, 2000 (fiscal 2001), the Company acquired all of the outstanding shares of Geltech, for an aggregate purchase price of approximately $28.5 million, comprised of 102,842 shares of Class A common stock (valued at $27.5 million) and approximately $1 million in acquisition costs. The number of shares of Class A common stock issued to the former shareholders of Geltech was based on the average closing price of the Class A common stock for five days prior to the date of the purchase agreement, August 9, 2000. Geltech, a Delaware corporation, is a manufacturer of precision molded aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Geltech have been included in the Company’s consolidated financial statements from September 20, 2000.

In the first quarter of fiscal 2001, the Company recorded a non-recurring charge of $9.1 million, due to acquired in-process research and development based on an assessment of the purchased technology of Geltech. This charge represents technology that did not meet the accounting definitions of “completed technology,” and thus should be charged to earnings under accounting principles generally accepted in the United States of America. This assessment analyzed certain diffraction gratings, waveguides, lens arrays and sub-assembly technologies that were under development at the time of acquisition. These programs were in various stages of completion ranging from 30% to 50% of completion, with estimated completion dates through December 2001. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products were orginally estimated primarily beginning in fiscal 2002, with projected research and development costs-to-complete of approximately $2.25 million. The estimated fair value of these development programs was determined in accordance with views expressed by the staff of the Securities and Exchange Commission. During the year ended June 30, 2002, there were no significant sales generated from these programs and we concluded research efforts on two of these programs.

7.    Investment in LightChip, Inc.

During the first quarter of fiscal 2003, LightChip ceased operations. Subsequently, the Board of Directors of LightChip approved the sale of its assets to two corporations who also agreed to hire LightChip’s remaining employees. As a result, the Company recorded an impairment charge of $3.4 million to write down the remaining carrying value of its investment in LightChip to zero during the quarter ended September 30, 2002. Upon final disposition of their assets, the Company received proceeds of approximately $226,000 at the end of fiscal 2003.

On May 21, 2002, LightChip issued additional shares of voting convertible preferred stock to certain existing shareholders of which the Company purchased its pro-rata interest of approximately $1.5 million. The Company’s combined common stock and preferred stock voting interest in LightChip decreased to approximately 13% following the completion of the round. This equity round was at a price per share that was less than the carrying value of LightPath’s existing investment in LightChip creating an other than temporary decline in the fair value of the Company’s investment that resulted in a write-down of approximately $6.3 million during the quarter ending June 30, 2002.

8.    Restructuring

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities from Albuquerque, New Mexico to Orlando, Florida. A restructuring accrual for

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

employee severance and other exit costs was recorded at June 30, 2002, for approximately $1.1 million, which included employee severance for 67 employees and other lease costs. As of June 30, 2003, approximately $1.0 million of the accrued restructuring costs were paid. The severance benefits were paid by December 31, 2002 and the lease payments are substantially complete by June 30, 2003. The Company also recorded reorganization and relocation expenses totaling approximately $0.5 million during fiscal 2003.

The restructuring accrual and its activity during the period are summarized as follows:

	Severance	Lease and other	Total
June 30, 2001	$—	$—	$—
Additions	631,181	428,499	1,059,680
Amounts paid	—	—	—

June 30, 2002	631,181	428,499	1,059,680
Additions			—
Amounts paid	(631,181)	(340,962)	(972,143)

June 30, 2003	$—	$87,537	$87,537

9.    Capital leases and note payable

The Company had capital lease obligations of $-0- and $89,000 at June 30, 2003 and 2002, respectively. These obligations had been secured by the equipment purchased under the lease agreement.

Geltech settled and wrote off a note payable to Corning Inc. related to their licensing agreement which had a remaining balance of approximately $78,000 and was originally due in July 1999. The Company does not accrue interest on the note (prime rate plus .5%). The Company incurred interest expense of $2,649, $9,210 and $77,904 in years ended June 30, 2003, 2002, and 2001, respectively.

A line of credit for $500,000 expired in June 2002. See Note 19.

10.    Redeemable Convertible Preferred Stock

There are 5,000,000 shares of preferred stock authorized. In October 1999, the Board of Directors designated 63 shares as Series F Convertible Preferred Stock; $.01 par value. During fiscal 2002, The Series F Convertible Preferred Stock was converted into 149,801 and 6,963 shares of Class A common stock in fiscal 2002 and 2001, respectively.

Designations, rights, and preferences related to the remaining preferred shares may be determined by the Board of Directors. The terms of any series of preferred stock may include priority claims to assets and dividends and voting or other rights.

The Series F Convertible Preferred Stock (“Convertible Preferred Stock”) had a stated value and liquidation preference of $80,000 per share, plus a 7% per annum premium. The holders of the Convertible Preferred Stock are not entitled to vote or to receive dividends. Each share of Convertible Preferred Stock was convertible into Class A common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $40.00 or 80% of the average closing bid price of the Company’s Class A common stock for the five days preceding the conversion date.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

Preferred stock activity during the fiscal periods ended June 30, 2003, 2002 and 2001 were as follows:

Convertible Preferred Stock
Series F
Shares outstanding at:
June 30, 2000	19
Conversions to common stock	(3)

June 30, 2001	16
Conversions to common stock	(16)

June 30, 2002	—

June 30, 2003	—

11.    Stockholders’ Equity

On February 28, 2003, the Board of Directors authorized a 1-for-8 reverse stock split of the Company’s Class A $0.01 par value common stock. As a result of the reverse split, the total number of shares of issued and outstanding stock was reduced to 2,584,591 from 20,677,071. All references in the accompanying financial statements to the number of common shares and per-share amounts for prior fiscal years have been restated to reflect the reverse stock split.

Common Stock—The Company’s common stock consists of the following:

Authorized 34,500,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

The Company’s authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the “E Shares” ) with $.01 par value. The stockholders of E Shares were entitled to one vote for each share held. Each E Share was automatically convertible into one share of Class A common stock in the event that the Company’s income before provision of income taxes and extraordinary items or any charges which result from the conversion of the E Shares was equal to or in excess of a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E Shares were redeemed by the Company, effective as of September 30, 2000. During fiscal 2003, former holders of E Shares surrendered approximatley 3.2 million E shares in exchange for approximatley $1.3 million in cash, which represents their redemption value of $.0001 per share, as well as $0.40 per share in settlement of certain stockholder litigation, as discussed in Note 16.

Warrants

Class C and Class E warrants were issued in connection with the private placements of Series A and Series B Convertible Preferred Stock. A total of 40,000 Class C and 39,724 Class E warrants were granted to the preferred stockholders, of which 1,412 remain outstanding at June 30, 2003, which entitle the holder to purchase one share of Class A common stock at an exercise price of $45.04 and $57.92, respectively, expiring from July 2000 to November 2002. In November 1999, each of the investors in the Company’s Series A and B Preferred Stock were asked to invest in the Series F Convertible Preferred Stock. In order to induce them to invest in the Series F Convertible Preferred Stock, the Company reduced the applicable exercise prices by twenty percent and extended the expiration dates until November 29, 2004 for all outstanding Class C and E warrants issued in

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

connection with the sale of such Series A and B Preferred Stock. A total of 5,959 Class F warrants were granted to the placement agent which entitles the holder to purchase one share of Class A common stock at an exercise price of $57.92, expiring November 2004. The Company registered the resale of the Class A common stock underlying the Series A, Series B, and Series F Preferred Stock and the associated warrants on individual Form S-3’s which are all effective. During fiscal 2001, 5,875 private placement warrants were exercised resulting in the issuance of approximately 5,204 shares of Class A common stock.

Other warrants include, warrants to purchase up to 35,156 shares of Class A Common Stock at $48.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors. In connection with the Geltech acquisition, the Company assumed a warrant to purchase up to 844 shares of Class A Common Stock at $202.16 per share at any time through June 2004. The underlying shares for these warrants were registered on a Form S-3 which remains effective.

The following table provides information on warrants during fiscal 2003, 2002, and 2001.

	Warrants
Outstanding	Class C and E	Class F	Other
June 30, 2000	1,412	5,875	35,156

Assumption of warrants in connection with acquisition	—	—	844
Conversions and exercises – equity	—	(5,875)	—

June 30, 2001	1,412	—	36,000

June 30, 2002	1,412	—	36,000

June 30, 2003	1,412	—	36,000

Subsequent to June 2003, an additional warrant was issued. See Note 19.

12.    Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes during the years ended June 30, 2003, 2002, and 2001. Significant components of the Company’s deferred tax assets and liabilities are as follows at June 30:

	2003	2002
Deferred tax assets:
Net operating loss and credit carryforwards	$30,184,000	$24,199,000
Stock-based compensation	6,934,000	6,962,000
Investment in LightChip	4,417,000	3,056,000
Research and development expenses	3,072,000	1,195,000
Inventory	991,000	1,164,000
Accrued expenses and other	2,524,000	2,736,000

Gross deferred tax assets	48,122,000	39,312,000
Valuation allowance for deferred tax assets	(45,775,000)	(35,674,000)

Total deferred tax assets	2,347,000	3,638,000
Deferred tax liabilities:
Intangible assets	(995,000)	(2,107,000)
Depreciation and other	(1,352,000)	(1,531,000)

Total deferred tax liabilities	(2,347,000)	(3,638,000)

Net deferred tax liability	$—	$—

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

The valuation allowance increased by approximately $10 million and $14.7 million during the years ended June 30, 2003 and 2002, respectively. To the extent that approximately $3.0 million of the valuation allowance related to acquired tax attributes is reduced in future periods, the benefit will be recognized as a reduction to goodwill and intangible assets prior to recording any future benefits.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

At June 30, 2003, the Company has consolidated net operating loss carryforwards for federal income tax purposes of approximately $75.5 million (including $8.5 million of acquired net operating losses) which will expire from 2009 through 2023, if not previously utilized. The Company also has research and development credit carryforwards of approximately $540,000 which will expire from 2009 through 2023, if not previously utilized. A portion of the net operating loss carryforwards and the majority of the research and development credit carryforwards are subject to certain limitations of the Internal Revenue Code Section 382 which restrict their annual utilization in future periods due principally to changes in ownership in prior periods.

13.    Compensatory Equity Incentive Plan and Other Equity Incentives

At June 30, 2003, the Company has two stock based compensation plans as described below. The Company applies APB Opinion No. 25 and related Interpretations and SFAS 123 (non-employee grants only) in accounting for its plans. No compensation costs have been recognized for its fixed stock option grants to employees or directors where the fair market value of the underlying stock equaled the option price at the date of grant.

In October 2002, the Company implemented the Amended and Restated Omnibus Incentive Plan (the “Plan”), after shareholder vote, to combine the former Omnibus Incentive Plan and the Directors’ Stock Option Plan (“Former Plans”). The Company has reserved 360,000 shares of common stock for awards under the Plan. The Plan authorizes the Company to grant various awards, including incentive and non-qualified stock options, stock appreciation rights and/or performance bonuses of cash or stock, the latter being in the form of restricted stock awards. There are 65,855 shares under the Plan available for grant at June 30, 2003.

The Company has also issued stock options not in a qualified plan. In fiscal 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2003, there were options remaining for 15,231 shares still outstanding that were not issued in a qualified plan.

Prior to fiscal 2001, only incentive stock options had been issued under the Former Plans with an exercise price equal to the fair market value of the underlying stock on the date the options are granted and an average vesting period of four years. During fiscal 2001, following the Geltech acquisition, the Company issued 16,250 stock options with exercise prices below fair market value on the date of grant. When restricted stock awards are granted, their intrinsic value is being recognized over the vesting period. The Company recognized a stock-based compensation charges (benefits) of $(69,638), $309,720 and $329,977 in fiscal 2003, 2002 and 2001, respectively, related to these restricted stock awards and the Geltech-related options. Other stock-based compensation is described below.

In fiscal 2000, the Company entered into a Directors Compensation Agreement, pursuant to which the Company’s Chairman could elect to receive a restricted stock award grant if the closing price of the Company’s Class A common stock exceeded certain targets during the term of the agreement. During the quarter ended March 31, 2000, the target prices defined in the agreement were reached resulting in the recording of a non-cash, stock-based compensation charge which was subject to adjustment for changes in the market value of the Class A common stock. Accordingly at March 31, 2000, the Company recognized a non-cash stock-based compensation

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

charge of approximately $710,000, under the terms of the original agreement. Subsequent to March 31, 2000, the Company modified the terms of the Directors Compensation Agreement. In exchange for the restricted stock award granted, the Chairman received two nonqualified stock option grants to acquire 125,000 shares at an exercise price below the market price and 62,500 shares at an exercise price equal to the market price. Based on the terms of the options granted, a non-cash charge totalling approximately $18 million has been recognized over the vesting period of the options. Of the charges presented in the table below, for the years ended June 30, 2002 and 2001, charges for this option were $4.5 million and $10.8 million, respectively. These options were cancelled and replaced with restricted stock awards for 116,613 shares in fiscal 2003.

Stock-based compensation charges have been reclassed to “Cost of sales”, “Selling, general and administrative”, and “Research and development” in all periods presented. The following is a summary of the aggregate amounts of non-cash charges resulting from stock-based compensation included in each of the cost and expenses categories for the years presented:

	June 30,
	2003	2002	2001
Stock-based compensation included in Cost and Expenses
Cost of sales	$(88,570)	$27,824	$11,875
Selling, general and administrative	8,788	4,768,130	11,127,536
Research and development	10,144	13,766	25,094

Total stock-based compensation	$(69,638)	$4,809,720	$11,164,505

A summary of the status of compensatory equity incentives as of June 30, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	Shares
	Options Under Formal Plans	Restricted Stock Awards Under Formal Plans	Options Not Under Formal Plans	Total Compensatory Equity Incentives
Outstanding at June 30, 2000	188,754	—	211,187	399,941
Granted at market value	136,768	2,330	27,375	166,473
Granted below market value	16,250	—	—	16,250
Exercised or issued	(37,645)	—	(956)	(38,601)
Cancelled	(11,631)	—	(1,250)	(12,881)

Outstanding at June 30, 2001	292,496	2,330	236,356	531,182
Granted at market value	78,231	10,162	32,750	121,143
Exercised or issued	(13,438)	—	—	(13,438)
Cancelled	(65,836)	—	(8,250)	(74,086)

Outstanding at June 30, 2002	291,453	12,492	260,856	564,801
Granted at market value	59,528	219,836	42,500	321,864
Exercised or issued	—	—	—	—
Cancelled	(241,440)	(47,724)	(288,125)	(577,289)

Outstanding at June 30, 2003	109,541	184,604	15,231	309,376

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

	Shares
	Options Under Formal Plans	Restricted Stock Awards Under Formal Plans	Options Not Under Formal Plans	Total Compensatory Equity Incentives
Options exercisable at:
June 30, 2003: 2002 Amended & Restated Omnibus Plan and other options	65,373	—	10,232	75,605

June 30, 2002: former Plans and other	139,801	—	208,606	348,407

June 30, 2001: former Plans and other	97,557	—	8,356	105,913

The following table summarizes exercise price information about all stock options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price
$1.00 – 2.00	18,681	9.7 years	$1.28	61	$1.68
$2.01 – 5.00	16,997	9.1	$4.44	3,005	$4.96
$20.00 – 49.00	29,509	5.7	$33.73	21,734	$36.25
$50.00 – 99.00	27,563	5.6	$73.57	25,950	$72.36
$99.00 – 199.00	17,475	6.8	$172.20	16,069	$175.69
$200.00 – 347.00	14,548	6.7	$213.95	8,786	$221.45

$1.00 – 347.00	124,773	7.0	$74.09	75,605	$98.53

The remaining average life until full vesting for the 184,604 shares of restricted stock awards outstanding at June 30, 2003, is 1.7 years. The weighted average market price for those shares at their date of grant was $4.74.

14.    Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2003: 309,376 Class A common stock options, and private placement and other warrants to acquire 37,412 shares of Class A common stock.

A premium ranging from 7 to 8 percent earned by the preferred shareholders of $61,906 and $89,549 increased the net loss applicable to common shareholders for the years ended June 30, 2002 and 2001, respectively.

15.    Defined Contribution Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2003, 2002 and 2001 were approximately $27,000, $0 and $65,000, respectively.

16.    Commitments and Contingencies

The Company has operating leases for office equipment and office space. At June 30, 2003, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida and New Jersey. These leases, which are generally for five year terms with renewal options, expire beginning in April 2005

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

through November 2008. The New Jersey lease has been assigned with a monthly ongoing rental contribution by the Company of approximately $2,500. Equipment and office rent expense recognized for the years ended June 30, 2003, 2002, and 2001 was approximately $1.1 million, $1.5 million and $1 million, respectively. Commitments under noncancelable operating leases are approximately $0.6 million for 2004; $0.6 million for 2005; $0.6 million for 2006; $0.7 million for 2007 and $0.3 million for 2008 and beyond.

The Company has employment agreements with two officers which expire in September 2003 and will not be renewed. The Company has accrued severance related to these employment agreements of approximately $160,000 as of June 30, 2003. The Company has outstanding purchase commitments for approximately $116,000 at June 30, 2003. The majority of these commitments are for raw materials and lens finishing. These commitments will be settled during fiscal 2004 in the normal course of business.

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. In December 2001, the Delaware Action was settled with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock and approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.3 million of the $1.5 million accrued settlement charge.

On or about June 9, 2000, a small group of holders of Class E Common Stock (the “Texas Plaintiffs”) commenced an action in a state court in Texas (the “Texas Action”). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals, leading up to and surrounding the Company’s 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 1-for-5.5 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants’ actions, they were induced to consent to the Company’s recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that the lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The Company is in the process of seeking to have the two remaining named individuals (former directors and officers) dismissed from the action.

During fiscal 2003, the Company incurred and expensed legal fees associated with the Texas Action of approximately $0.5 million, however, an insurance claim for the aggregate amount incurred in connection with the Texas Action in excess of applicable deductibles has been filed by the Company. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company is working with regulatory agencies to resolve and collect the monies due under this policy, although the Company currently considers any potential recovery under this policy as speculative. Accordingly, no claim for recovery is recorded as of June 30, 2003. On March 6, 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

17.    Related Party Transactions

During the fiscal years ended June 30, 2003, 2002, and 2001 current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $190,000, $478,000 and $405,000, respectively. See Note 19.

18.    Segment Information

Beginning in fiscal 2003, the Company reorganized into the Optical Lens and Laser as the Company’s reportable segments under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. For the year ended June 30, 2003, Optical Lens product sales represented approximately 75% of total revenues and Laser Component product sales represented approximately 25% of total revenues of the Company.

The Optical Lens segment included the core lens business of the Company: precision molded aspheric optics, GRADIUM lenses and collimators. Applicable markets for the Optical Lens products include defense, medical devices, barcode scanners, optical data storage, machine vision, sensors, and environmental monitoring. The Optical Lens group also performs research and development in the aforementioned markets.

The Laser Component segment includes the integrated platform segment with a focus on optical packaging solutions. The Laser Component group also manufactures isolator components, and performs research and development in optical assemblies. In addition, current optical packages such as OASIS™ and custom assemblies are included within this segment.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

Summarized financial information concerning the Company’s reportable segments for the respective years ended June 30, is shown in the following table. Prior year information has been restated to conform to the new reportable segments of the Company.

Segment Information		Optical Lens	Laser Component	Corporate and Other (1)	Total
Revenues (2)	2003	$5,098,010	1,687,234	—	$6,785,244
	2002	$8,131,465	4,375,117	—	$12,506,582
	2001	$8,850,128	17,293,028	—	$26,143,156

Operating loss	2003	$(2,326,704)	(5,568,151)	(11,417,602)	$(19,312,457)
	2002	$(11,660,841)	(4,051,536)	(35,869,368)	$(51,581,745)
	2001	$333,012	(7,461,687)	(55,997,603)	$(63,126,278)

Loss before cumulative effect of accounting change	2003	$(2,326,704)	(5,568,151)	(11,020,596)	$(18,915,451)
	2002	$(11,660,841)	(4,051,536)	(35,869,368)	$(51,581,745)
	2001	$333,012	(7,461,687	(55,997,603)	$(63,126,278)

Net loss (3)	2003	$(2,326,704)	(5,568,151)	(13,297,068)	$(21,191,923)
	2002	$(11,660,841)	(4,051,536)	(34,970,960)	$(50,683,337)
	2001	$333,012	(7,461,687)	(53,634,686)	$(60,763,361)

Depreciation and amortization	2003	$3,416,086	812,299	95,700	$4,324,085
	2002	$2,740,855	7,941,442	240,234	$10,922,531
	2001	$2,764,588	13,303,177	194,024	$16,261,789

Capital expenditures for segment assets	2003	$172,725	—	—	$172,725
	2002	$794,281	1,256,732	706,515	$2,757,528
	2001	$1,676,349	4,970,709	583,636	$7,230,694

Total assets	2003	$6,245,383	1,754,871	4,397,810	$12,498,064
	2002	$8,510,460	13,324,102	15,142,666	$36,977,228

Geographic Information		United States	Canada	Other Foreign Countries (over 15)	Total
Revenues (4)	2003	$5,395,286	520,641	869,317	$6,785,244
	2002	$10,810,964	371,539	1,324,079	$12,506,582
	2001	$22,236,329	1,678,633	2,228,194	$26,143,156

(1)	Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions, which are not allocated to segments. Corporate assets include cash and cash equivalents, other receivables, advances, prepaid expenses and unallocated property and equipment. The Company’s investment in LightChip is included in the assets of the Laser Component segment.
(2)	There were no material inter-segment sales during the years ended June 30, 2003, 2002 or 2001
(3)	In addition to unallocated corporate functions, management does not allocate restructuring charges, impairments, interest expense, interest income, other non-operating income and expense amounts in the determination of the operating performance of the reportable segments
(4)	Revenues attributed to foreign countries are export sales, and are based on the destination of the shipment. The Company has no long-lived assets in a foreign country.

In fiscal 2004, the Company will report as a single segment entity since management has been reorganized into one decision-making unit at one location.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 and 2002 (Continued)

19.    Subsequent Event and Related Party Transaction

Subsequent to June 30, 2003, the Company’s Chairman provided an unsecured line of credit to the Company to enable it to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 are fully due and payable. The interest rate is 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 40,000 shares of Common Stock Class A at any time until September 30, 2013 and 60,000 shares at any time from January 5, 2004 to September 30, 2013. The exercise price to acquire the shares underlying the warrant is $3.20 per share, the closing market price of the Common Stock Class A as reported by the Nasdaq NMS on September 26, 2003.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:  September 29, 2003

By:	/s/ KENNETH BRIZEL
Kenneth Brizel
Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KENNETH BRIZEL Kenneth Brizel, Chief Executive Officer, President, Director (Principal Executive Officer)	September 29, 2003	/s/ MONTY K. ALLEN Monty K. Allen, Chief Financial Officer (Principal Financial Officer)	September 29, 2003

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	September 29, 2003	/s/ JAMES L. ADLER JR. James L. Adler Jr. Director	September 29, 2003

/s/ ROBERT BRUGGEWORTH Robert Bruggeworth Director	September 29, 2003	/s/ LOUIS LEEBURG Louis Leeburg Director	September 29, 2003

/s/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	September 29, 2003	/s/ GARY SILVERMAN Gary Silverman Director	September 29, 2003