Form 10-Q
period 2003-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2003-11-13
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

http://www.lightpath.com

2603 Challenger Tech Ct. Suite 100 Orlando, Florida 32826	(407) 382-4003
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 2,813,334 shares of common stock, Class A, $.01 par value, outstanding as of October 27, 2003

LightPath Technologies, Inc.

Form 10-Q

Item 1.    Financial Statements

LightPath Technologies, Inc.

Consolidated Balance Sheets

(unaudited)

	September 30, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,781,864	$3,367,650
Trade accounts receivable, net of allowance of $386,258 and $463,370, respectively	1,276,177	1,267,465
Inventories	1,072,346	1,074,562
Prepaid expenses and other assets	770,823	542,792

Total current assets	5,901,210	6,252,469
Property and equipment – net	2,868,039	3,096,606
Intangible assets – net	2,410,720	2,958,637
Other assets	177,925	190,352

Total assets	$11,357,894	$12,498,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$432,497	$418,172
Accrued liabilities	307,754	382,891
Accrued payroll and benefits	492,763	428,682
Accrued severance and exit costs	77,324	87,537

Total current liabilities	1,310,338	1,317,282

Commitments and contingencies

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 2,615,102 shares issued and outstanding	26,151	25,846
Additional paid-in capital	189,095,883	188,921,743
Accumulated deficit	(178,612,573)	(177,232,790)
Unearned compensation	(461,905)	(534,017)

Total stockholders’ equity	10,047,556	11,180,782

Total liabilities and stockholders’ equity	$11,357,894	$12,498,064

The accompanying notes are an integral part of these unaudited consolidated statements.

LightPath Technologies, Inc.

Consolidated Statement of Operations

(unaudited)

	Three months ended September 30,
	2003	2002
Product sales, net	$1,754,380	$1,644,983
Cost of sales	1,191,732	2,212,700

Gross margin	562,648	(567,717)

Operating expenses:
Selling, general and administrative	1,181,714	2,078,092
Research and development	215,731	946,676
Asset impairments	—	3,537,791
Amortization of intangibles	547,716	812,865
Reorganization and relocation expense	1,766	199,113
Total costs and expenses	1,946,927	7,574,537

Operating loss	(1,384,279)	(8,142,254)

Other income
Investment and other income (expense), net	4,496	84,743

Net loss	$(1,379,783)	$(8,057,511)

Loss per share (basic and diluted)	$(0.53)	$(3.12)

Number of shares used in per share calculation	2,604,822	2,584,595

The accompanying notes are an integral part of these unaudited consolidated statements.

LightPath Technologies, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,379,783)	$(8,057,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822,793	1,301,320
Asset impairment	—	3,537,791
Gain on sale of equipment	527	—
Stock-based compensation	(68,806)	37,694
Provision for (credit from) doubtful accounts receivable	(77,112)	40,740
Changes in operating assets and liabilities:
Trade receivables	68,400	418,193
Inventories	2,216	64,729
Prepaid expenses and other assets	99,760	554,714
Accounts payable and accrued expenses	(6,944)	(2,013,216)

Net cash used in operating activities	(538,950)	(4,115,546)

Cash flows from investing activities:
Property and equipment additions	(68,769)	(104,774)
Proceeds from sale of assets	21,933	116,008
Patent and license agreement costs	—	(15,211)

Net cash used in investing activities	(46,836)	(3,977)

Cash flows from financing activities:
Payments on capital leases	—	(10,937)

Net cash provided by (used in) financing activities	—	(10,937)

Net decrease in cash and cash equivalents	(585,786)	(4,130,460)
Cash and cash equivalents at beginning of period	3,367,650	13,177,624

Cash and cash equivalents at end of period	$2,781,864	$9,047,164

Supplemental disclosure of cash flow information:
Non-cash financing activities – Warrant issued in connection of line of credit	315,364	—

The accompanying notes are an integral part of these unaudited consolidated statements.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

History and Liquidity

History:    LightPath Technologies, Inc. (“LightPath” or the “Company”) was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry, in April 2000 the Company acquired Horizon Photonics, Inc. (Horizon), and in September 2000 the Company acquired Geltech, Inc (Geltech). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test and measurement and telecommunications. As used herein, the terms “LightPath,” “Company,” “we,” “us,” or “our,” refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

Liquidity:    During fiscal 2003, significant progress was made to reduce cash outflow. In the four quarters of fiscal 2003, our cash used in operations was (in millions) $4.1, $2.6, $2.6, and $0.4, respectively. The fourth quarter of fiscal 2003 included a final liquidation payment to us from an investee company of $0.2 million, meaning that our recurring cash use was approximately $0.6 million in that quarter. In the first quarter of fiscal 2004, our cash used in operations was approximately $0.5 million.

Despite the aforementioned progress in reducing cash use, significant risk and uncertainty remains. The fiscal 2004 operating plan and related financial projections we have developed anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, additional provisions for doubtful accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized, payment for annual directors and officers insurance premiums (our policy renews in our fiscal third quarter), increased health insurance and benefits costs and increases in other discretionary spending, particularly sales and marketing related.

On September 26, 2003, the Company’s Chairman provided an unsecured line of credit enabling us to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 are fully due and payable. The interest rate is 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 100,000 shares of Common Stock Class A at any time until September 30, 2013. The exercise price to acquire the shares underlying the warrant is $3.20 per share, the closing market price of the Common Stock Class A as reported by the Nasdaq NMS on September 26, 2003. As of October 31, 2003, no funds have been drawn under the unsecured line of credit.

The Company’s Common Stock (Class A) is traded on the Nasdaq National Market system (NMS). In order to remain listed on the NMS, the Company must meet certain requirements including maintaining stockholders’ equity of at least $10,000,000. At September 30, 2003, our stockholders’ equity was approximately $10,047,000. Unless we conduct a financing during our fiscal second quarter, our stockholders’ equity is expected to be reduced through continued losses and we may not be able to continue to remain listed on the NMS. Furthermore, our ability to obtain additional financing may be negatively impacted should we be unable to maintain the NMS listing for our Common Stock.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission.

These consolidated financial statements are unaudited but include all adjustments, which include normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results which may be expected for the year as a whole. Certain items in the prior year’s financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on stockholders’ equity or the results of operations.

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

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 resulted in asset impairments of $5.5 million for fiscal 2003, of which $3.5 million was recorded in the first quarter of fiscal 2003. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets & for Long-Lived Assets to be Disposed of.

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

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

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

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2002. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. The Company evaluates its intangible assets for impairment in accordance with SFAS 144.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances hve been established to reduce deferred tax assets to the amount expected to be realized.

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

Stock-based compensation is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized when the exercise price of the employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, Accounting for Stock-Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30
	2003	2002
Net loss, as reported	$(1,379,784)	$(8,057,511)
Add: Total stock-based employee compensation expense (forfeitures) included in reported net loss	(68,806)	37,694
Deduct: Total stock-based employee compensation expense (forfeitures) determined under fair value based method for all awards	(63,415)	556,515

Pro forma net loss	$(1,385,175)	$(8,576,332)

Loss per share:
Basic and diluted, as reported	$(0.53)	$(3.12)

Basic and dilutes, pro forma	$(0.53)	$(3.32)

Management makes estimates and assumptions during the preparation of the Company’s consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value.

2.    Inventories

The components of inventories include the following at:

	September 30 2003	June 30 2003
Raw materials	$685,419	$648,955
Work in process	256,956	275,687
Finished goods	129,971	149,920

Total inventories	$1,072,346	$1,074,562

3.    Property and Equipment

During the first quarter of fiscal 2004, the Company disposed of equipment with a book value of $20,941, resulting in a gain of $527. The net carrying value of equipment held for disposal at September 30, 2003, was approximately $74,000.

4.    Goodwill and Intangible Assets

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, there was no goodwill amortization expense recorded for the first quarter of fiscal 2004 or for 2003.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	September 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$662,934	$378,816
Developed technology	6,064,981	4,732,260	1,332,721
Covenant not-to-compete	1,100,000	1,100,000	—
Other intangibles	2,860,000	2,623,257	236,743
Patents and trademarks granted	736,125	273,685	462,440

Total	$11,802,856	$9,392,136	$2,410,720

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$568,229	$473,521
Developed technology	6,064,981	4,399,080	1,665,901
Covenant not-to-compete	1,100,000	1,018,519	81,481
Other intangibles	2,860,000	2,593,333	266,667
Patents and trademarks granted	736,125	265,058	471,067

Total	$11,802,856	$8,844,219	$2,958,637

5.    Stockholders’ Equity

On February 28, 2003, the Board of Directors authorized a 1-for-8 reverse stock split of the Company’s Class A $0.01 par value common stock. As a result of the reverse stock split, which included cash-in-lieu of fractional shares, the total number of shares issued and outstanding was reduced to 2,584,595 from 20,677,071, and additional paid-in capital was increased by $180,925. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split. The Company does not have any preferred stock outstanding.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

6.    Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of shares of Class A common stock outstanding during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal.

7.    Stock-based compensation

The following is a summary of stock-based compensation amounts included in each of the cost and expenses categories:

	Three Months Ended September 30,
	2003	2002
Cost of sales	$—	$(30,551)
Selling, general and administrative	(68,806)	55,358
Research and development	—	12,887

Total stock-based compensation, net of forfeitures	$(68,806)	$37,694

8.    Segment Information

In fiscal 2004, the Company is reporting as a single-segment entity since management has been reorganized into one decision-making unit at one location.

9.    Contingencies

In May 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. In December 2001, the Delaware Action was settled with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock and approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.3 million of the $1.5 million accrued settlement charge.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

September 30, 2003 and 2002

In June 2000, a small group of holders of Class E Common Stock (the Texas Plaintiffs) commenced an action in a state court in Texas (the Texas Action). The Texas Plaintiffs alleged that the actions of the Company, and certain then officers and directors, leading up to and surrounding the Company’s 1995 proxy statement constituted fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 1-for-5.5 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants’ actions, they were induced to consent to the Company’s recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that the lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The Texas court granted the Company’s motion for Summary Judgment and the plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The plaintiffs have recently filed a motion for a new trial and a premature notice of appeal for which there is a scheduled hearing on November 17, 2003.

The Company has filed an insurance claim for the aggregate amount of costs incurred in connection with the Texas Action in excess of applicable deductibles. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company currently considers any potential recovery under this policy as speculative; accordingly, no recovery amount is recorded as of September 30, 2003 on the Company’s books. In March 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on the Company’s current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in the Company’s reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward looking statements contained herein.

Liquidity and Capital Resources

From February 1996 (when our IPO occurred) to fiscal 2001, inclusive, we raised a net total of approximately $86 million from the issuance of common and preferred stocks, the sale of convertible debt and the exercise of options and warrants on our capital stock. Since the end of fiscal 2001, we have not had any equity or debt financing transactions.

Optical components markets have experienced a severe downturn beginning in 2001, resulting in a significant decline in the demand for our products. For the first half of fiscal 2004, we believe the Company has adequate financial resources and we will take the necessary actions to manage through this continuing downturn. Such necessary actions, in addition to cost controls and vigorous sales activities, may include exploring strategic options for the sale of the Company or of some of the Company’s product capabilities. It is also possible that the Company may be required to seek external financing in fiscal 2004, which may not be available on reasonable terms and could be highly dilutive to current shareholders. The Company has no firm commitments for any future financing at this time and we have a cash balance of approximately $2.27 million at October 31, 2003. In addition to the $300,000 line of credit available to us (see Liquidity section of History and Liquidity Note in the foregoing financial statements), we may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable to us.

During fiscal 2003, significant progress was made to reduce cash outflow. In the four quarters of fiscal 2003 our cash used in operations were (in millions) $4.1, $2.6, $2.6, and $0.4, respectively. The fourth quarter of fiscal 2003 included a final liquidation payment to us from an investee company of $0.2 million, meaning that our recurring cash use was approximately $0.6 million in that quarter. In the first quarter of fiscal 2004, our cash used in operations was approximately $0.5 million.

Further improvement in cash use is expected to be primarily a function of sales increases and margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Sales management has been strengthened and focused efforts are underway in order to try to penetrate new industrial optics customers.

Despite the aforementioned progress in reducing cash use, significant risk and uncertainty remains. The fiscal 2004 operating plan and related financial projections we have developed anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, additional provisions for doubtful accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized, payment for annual directors and officers insurance premiums (our policy renews in our fiscal third quarter), increased health insurance and benefits costs and increases in other discretionary spending, particularly sales and marketing related.

The table below presents the Company’s contractual obligations and commercial commitments as of September 30, 2003:

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	462	1,233	928	—	Real estate leases with monthly payments

Other restructuring and exist costs	30	48	—	—	Balance of payments due on New Jersey lease assigned

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Our revenues totaled approximately $1.8 million for the first quarter of fiscal 2004, an increase of approximately $0.1 million or 7% compared to revenues for the first quarter of fiscal 2003. The increase was primarily attributed to strength in the Company’s lens product lines.

In the first quarter of fiscal 2004, consolidated cost of sales was approximately 68% of product sales, versus the comparable period of fiscal 2003 in which we reported cost of sales of 135% of product sales. The reduction in cost of sales is attributable primarily to reduced manufacturing costs due to the consolidation of the Company’s manufacturing operations from Albuquerque, New Mexico to Orlando, Florida, completed after the first quarter of fiscal 2003. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions and both process and yield improvements.

During the first quarter of fiscal 2004, selling, general and administrative costs (SG&A) decreased by $0.9 million from the first quarter of fiscal 2003 to $1.2 million, due primarily to the decrease in occupancy and personnel costs due to our consolidation of facilities. SG&A costs will be managed to business levels in the future.

Research and development costs (R&D) decreased by approximately $0.7 million to approximately $0.2 million in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003, due to reduced personnel caused by the facilities consolidation and discontinuation of R&D efforts directed toward certain projects. As we work to achieve profitability at our current level of business, R&D spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Investment and other income decreased approximately $80,000 as interest earned on investments in the first quarter of fiscal 2004 declined due to a decrease in cash balances and lower available interest rates. Interest and other expense in the first quarter of fiscal 2004 and 2003 were not significant.

Net loss was $1.4 million during the first quarter of fiscal 2004. Included in the net loss were non-cash items of approximately $0.5 million (primarily intangibles amortization). This compares with the first quarter of fiscal 2003, in which we reported a net loss of $8.1 million, including $4.4 million in non-cash charges. The $6.7 million decrease in net loss was due primarily to the asset impairment of $3.5 million taken in the first quarter of fiscal 2003, the aforementioned reductions in operating costs and improvements in gross margin. The net loss of $1.4 million for the first quarter of fiscal 2004 resulted in a net loss per share of $0.53, a decrease of $2.59 compared to the first quarter of fiscal 2003 net loss per share of $3.12.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company’s accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

In response to the Securities and Exchange Commission’s (SEC) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; and (iv) intangible assets. These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 1 to the Company’s Consolidated Financial Statements.

Revenue recognition.    We recognize revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable, and collectibility is reasonably assured.

Inventory valuation.    We regularly assess the valuation of inventories and writes down those inventories that are obsolete or in excess of forecasted usage to estimated net realizable value. Estimates of realizable value are based upon the Company’s analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may be able to use or sell inventories that have previously been written down.

Long-Lived Assets.    We evaluate the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property and equipment, thereby requiring us to write down the assets.

Intangible Assets.    We generally obtains intangible assets in connection with a business unit purchase (for example, in a business combination). The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant judgment. Because individual intangible assets may be: (i) expensed immediately upon acquisition (for example, purchased in-process research and development assets); or (ii) amortized over their estimated useful life (for example, acquired technology), their assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgments when evaluating for impairment as other long-lived assets.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 in the first quarter of fiscal 2004. Adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

LightPath’s liquid investments were invested in money market accounts or overnight repurchase agreements until late August 2003. LightPath does not believe that the market risk related to these investments was significant. In late August 2003, we began investing much of our cash resources in short-term taxable auction rate certificates (ARC’s) in order to improve our effective received yield on our invested cash by approximately 30 basis points. The ARC’s we have chosen have Aaa ratings and, due to their short-term nature (30-day rate resets) and the level of investable cash balances, we do not believe that changes in market interest rates of up to 10% either up or down will have a material effect on our results of operations.

Item 4.    Controls and Procedures

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2003.

PART II

Item 1.    Legal Proceedings

In May 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. In December 2001, the Delaware Action was settled with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock and approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.3 million of the $1.5 million accrued settlement charge.

In June 2000, a small group of holders of Class E Common Stock (the Texas Plaintiffs) commenced an action in a state court in Texas (the Texas Action). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals, leading up to and surrounding the Company’s 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 1-for-5.5 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants’ actions, they were induced to consent to the Company’s recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that the lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The Texas court granted the Company’s motion for Summary Judgment and the plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The plaintiffs have recently filed a motion for a new trial and a premature notice of appeal for which there is a scheduled hearing on November 17, 2003.

The Company has filed an insurance claim for the aggregate amount of costs incurred in connection with the Texas Action in excess of applicable deductibles. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company currently considers any potential recovery under this policy as speculative; accordingly, no recovery amount is recorded as of September 30, 2003 on the Company’s books. In March 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

a)	The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Press Release of November 12, 2003 reporting financial results for the fiscal first quarter ended September 30, 2003, and announcing webcast on November 13, 2003.

b)	The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended September 30, 2003:

1.	Current report on Form 8-K dated July 2, 2003, included the press release announcing the projected financial results for the fourth quarter of fiscal 2003, which ended June 30, 2003.

2.	Current report on Form 8-K dated August 4, 2003, included the Press release announcing appointment of new CFO.

3.	Current report on Form 8-K dated August 11, 2003, included the Press release announcing appointment of new Senior Vice President of Sales.

4.	Current report on Form 8-K dated August 12, 2003, included the press release reporting financial results for the fourth quarter and fiscal year ending June 30, 2003, and announcing webcast on August 12, 2003.

5.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 13, 2003	By:	/s/ KENNETH BRIZEL

Chief Executive Officer

Date: November 13, 2003	By:	/s/ MONTY K. ALLEN

Chief Financial Officer