Form 10-Q
period 2003-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2004-02-11
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

2,813,334 shares of common stock, Class A, $.01 par value, outstanding as of January 27, 2004

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

Assets	December 31, 2003	June 30, 2003
Current assets:
Cash and cash equivalents	$1,952,150	$3,367,650
Trade accounts receivable, net of allowance of $243,201 and $463,370, respectively	1,332,392	1,267,465
Inventories	1,022,877	1,074,562
Prepaid expenses and other assets	544,263	542,792

Total current assets	4,851,682	6,252,469
Property and equipment—net	2,709,379	3,096,606
Intangible assets—net	1,944,109	2,958,637
Other assets	166,373	190,352

Total assets	$9,671,543	$12,498,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$538,232	$418,172
Accrued liabilities	523,454	382,891
Accrued payroll and benefits	388,975	428,682
Accrued severance and exit costs	62,430	87,537

Total current liabilities	1,513,091	1,317,282

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 2,618,981 shares issued and outstanding	26,190	25,846
Additional paid-in capital	189,065,471	188,921,743
Accumulated deficit	(180,591,665)	(177,232,790)
Unearned compensation	(341,544)	(534,017)

Total stockholders’ equity	8,158,452	11,180,782

Total liabilities and stockholders’ equity	$9,671,543	$12,498,064

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Product sales, net	$1,853,398	$1,663,573	$3,607,778	$3,308,556
Cost of sales	1,626,811	2,451,130	2,818,543	4,663,831

Gross margin	226,587	(787,557)	789,235	(1,355,275)
Operating expenses:
Selling, general and administrative	1,529,099	1,609,547	2,710,813	3,687,639
New product development	249,136	569,124	464,867	1,515,799
Asset impairments	—	1,966,666	—	5,504,457
Amortization of intangibles	465,659	730,644	1,013,375	1,543,509
Reorganization and relocation expense	—	232,175	1,766	431,287

Total costs and expenses	2,243,894	5,108,156	4,190,821	12,682,691

Operating loss	(2,017,307)	(5,895,713)	(3,401,586)	(14,037,966)
Other income (expense)
Gain on sales of assets	109,184	—	108,656	—
Investment and other income (expense), net	(70,968)	45,093	(65,945)	129,834

Loss before cumulative effect of accounting change	(1,979,091)	(5,850,620)	(3,358,875)	(13,908,132)
Cumulative effect of accounting change	—	(2,276,472)	—	(2,276,472)

Net loss	$(1,979,091)	$(8,127,092)	$(3,358,875)	$(16,184,604)

Loss per share (basic and diluted)	$(0.76)	$(3.14)	$(1.29)	$(6.26)

Number of shares used in per share calculation	2,618,341	2,584,595	2,611,545	2,584,595

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHONOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows due to operating activities:
Net loss	$(3,358,875)	$(16,184,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	2,276,472
Depreciation and amortization	1,547,470	2,475,706
Asset impairment		5,504,457
Gain on sale of equipment	(108,656)	—
Stock-based compensation	21,181	(20,460)
Provision for doubtful accounts receivable	—	30,797
Changes in operating assets and liabilities:
Trade receivables	(64,927)	577,117
Inventories	51,685	370,650
Prepaid expenses and other assets	337,872	905,549
Accounts payable and accrued expenses	195,809	(2,608,540)

Net cash used in operating activities	(1,378,441)	(6,672,856)

Cash flows due to investing activities:
Property and equipment additions	(175,835)	(125,242)
Proceeds from sale of assets	138,776	116,008
Patent and license agreement costs	—	(17,979)

Net cash used in investing activities	(37,059)	(27,213)

Cash flows due to financing activities:
Payments on capital leases	—	(10,937)

Net cash used in financing activities	—	(10,937)

Net decrease in cash and cash equivalents	(1,415,500)	(6,711,006)
Cash and cash equivalents at beginning of period	3,367,650	13,177,624

Cash and cash equivalents at end of period	$1,952,150	$6,466,618

Supplemental disclosure of cash flow information:
Non-cash financing activity—
Warrant issued in connection of line of credit	$315,364	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements—(Unaudited)

December 31, 2003 and 2002

History and Liquidity

History: LightPath Technologies, Inc. (“LightPath” or the “Company”) was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry, in April 2000, the Company acquired Horizon Photonics, Inc. (Horizon), and in September 2000 the Company acquired Geltech, Inc (Geltech). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida.

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

Liquidity: During fiscal 2003, progress was made to reduce cash outflow. In the four quarters of fiscal 2003, our cash used in operations was $4,116,000, $2,557,000, $2,655,000 and $355,000, respectively. The fourth quarter of fiscal 2003 included a final liquidation payment to us from an investee company of $226,000, meaning that our recurring cash use was approximately $581,000 in that quarter. In the first two quarters of fiscal 2004, our cash used in operations has been $539,000 and $839,000 in the first and second quarters, respectively.

Despite the aforementioned progress over the last six quarters in reducing cash use, significant risk and uncertainty remains. The fiscal 2004 operating plan and related financial projections we have developed anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Not all of these factors have fully materialized at the end of the first half of the fiscal 2004 period at levels sufficient to meet our fiscal 2004 operating plan.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized or being realized at a slower rate than anticipated, increased health insurance and benefits costs and increases in other discretionary spending, particularly sales and marketing-related aimed at boosting sales.

On September 26, 2003, the Company’s Chairman provided an unsecured line of credit enabling us to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 are fully due and payable. The interest rate is 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 100,000 shares of Common Stock (Class A) at any time until September 30, 2013. The exercise price to acquire the shares underlying the warrant is $3.20 per share, the closing market price of the Common Stock Class A as reported by the Nasdaq NMS on September 26, 2003. As of January 31, 2004, no funds have been drawn under the unsecured line of credit.

In January 2004, the Company began to seek equity or debt financing to bolster cash balances. Additionally, we reached an agreement in January 2004 to settle a litigation claim that is anticipated to result in a cash payment to the Company of approximately $600,000, net of related unpaid attorney’s fees.

The Company’s Common Stock (Class A) is traded on the Nasdaq National Market system (NMS). In order to remain listed on the NMS, the Company must meet certain requirements including maintaining stockholders’ equity of at least $10,000,000. At December 31, 2003, our stockholders’ equity was approximately $8,086,000. As a result, we are anticipating a dialog with the Nasdaq Stock Market in the coming weeks. Aside from raising additional capital sufficient to remain listed on the NMS, our primary option to remedy this condition is to apply for listing on Nasdaq’s Small Cap Market (SC). The SC market listing requires maintenance of $2.5 million in stockholders’ equity. It should be noted that the Nasdaq Stock Market may not grant us such a listing, despite our ability to meet their standards for SC and that our ability to obtain additional financing might be negatively impacted should we be unable to maintain the NMS listing for our Common Stock.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Unaudited)—(Continued)

December 31, 2003 and 2002

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission.

These consolidated financial statements are unaudited but include all adjustments, which include normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. Certain items in the prior year’s financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on stockholders’ equity or the results of operations.

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

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds, less estimated salvage value which is most of the acquisition cost, are depreciated on a straight-line basis over the estimated useful lives ranging from one to two years.

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 at the beginning of fiscal 2003 resulted in asset impairments of $5.5 million for fiscal 2003, all of which was recorded in the first half of fiscal 2003. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets & for Long-Lived Assets to be Disposed of.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Unaudited)—(Continued)

December 31, 2003 and 2002

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

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. The Company evaluates its intangible assets for impairment in accordance with SFAS 144.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized.

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

New product development costs are expensed as incurred.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Unaudited)—(Continued)

December 31, 2003 and 2002

	Three months ended December 31		Six months ended December 31
	2003	2002	2003	2002
Net loss, as reported	$(1,979,091)	$(8,127,092)	$(3,358,875)	$(16,184,604)
Add: Total stock-based employee compensation expense (forfeitures) included in reported net loss	89,988	(58,154)	21,181	(20,460)
Deduct: Total stock-based employee compensation expense (forfeitures) determined under fair value based method for all awards	398,594	472,099	335,179	1,028,614

Pro forma net loss	$(2,287,697)	$(8,657,345)	$(3,672,873)	$(17,233,678)

Loss per share:
Basic and diluted, as reported	$(0.76)	$(3.12)	$(1.29)	$(6.24)

Basic and diluted, pro forma	$(0.87)	$(3.35)	$(1.41)	$(6.67)

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

2.    Inventories

The components of inventories include the following at:

	December 31, 2003	June 30, 2003
Raw materials	$667,421	$648,955
Work in process	219,908	275,687
Finished goods	135,548	149,920

Total inventories	$1,022,877	$1,074,562

3.    Property and Equipment

The Company disposed of equipment with a book value of $9,178 and $30,120, resulting in a gain of $109,184 and $108,656 during the second quarter and the first six months of fiscal 2004, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Unaudited)—(Continued)

December 31, 2003 and 2002

4.    Intangible Assets

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, there has been no goodwill amortization expense recorded for fiscal 2003 or 2004.

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$757,638	$284,112
Developed technology	6,064,981	5,065,440	999,541
Covenant not-to-compete	1,100,000	1,100,000	—
Other intangibles	2,860,000	2,653,346	206,654
Patents and trademarks granted	736,125	282,323	453,802

Total	$11,802,856	$9,858,747	$1,944,109

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$568,229	$473,521
Developed technology	6,064,981	4,399,080	1,665,901
Covenant not-to-compete	1,100,000	1,018,519	81,481
Other intangibles	2,860,000	2,593,333	266,667
Patents and trademarks granted	736,125	265,058	471,067

Total	$11,802,856	$8,844,219	$2,958,637

5.    Stockholders’ Equity

On February 28, 2003, the Board of Directors authorized a 1-for-8 reverse stock split of the Company’s Class A $0.01 par value common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split. The Company does not have any preferred stock outstanding.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Unaudited)—(Continued)

December 31, 2003 and 2002

6.    Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal.

7.    Stock-based compensation

The following is a summary of stock-based compensation amounts included in each of the cost and expenses categories:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Cost of sales	$—	$9,966	$—	$(20,585)
Selling, general and administrative	89,988	(37,835)	21,182	17,523
Research and development	—	(30,285)	—	(17,398)

Total stock-based compensation, net of forfeitures	$89,988	$(58,154)	$21,182	$(20,460)

8.    Segment Information

In fiscal 2004, the Company is reporting as a single-segment entity since management has been reorganized into one decision-making unit at one location.

9.    Contingencies

In May 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. In December 2001, the Delaware Action was settled with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock and approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million accrued settlement charge.

In June 2000, a small group of holders of Class E Common Stock (the Texas Plaintiffs) commenced an action in a state court in Texas (the Texas Action). The Texas Plaintiffs alleged that the actions of the Company, and certain then officers and directors, leading up to and surrounding the Company’s 1995 proxy statement constituted fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 1-for-5.5 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants’ actions, they were induced to consent to the Company’s recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that the lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The Texas court granted the Company’s motion for Summary Judgment and the plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The plaintiffs subsequently filed a motion for a new trial that was denied by the magistrate on November 17, 2003. The plaintiff’s notice of appeal is pending.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Unaudited)—(Continued)

December 31, 2003 and 2002

The Company has filed an insurance claim for the aggregate amount of costs incurred in connection with the Texas Action in excess of applicable deductibles. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company currently considers any potential recovery under this policy as speculative; accordingly, no recovery amount is recorded as of December 31, 2003 on the Company’s books. In March 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker. We reached an agreement in January 2004 to settle this claim, which is anticipated to result in a cash payment to the Company of approximately $600,000, net of related unpaid attorney’s fees.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

LIGHTPATH TECHNOLOGIES, INC.

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

Overview

Historical: We are in the business of supplying users with glass lenses and other specialty optical products, which have applications in a number of different industries. Due to the emergence of optical technologies in communications, networking and data storage products in the late 1990’s, there was a significant surge in demand for our products, particularly in the period represented by our fiscal 1999-2001 years. During this period, our revenues increased from less than $2 million in sales to approximately $25 million due to both acquisitions (to add glass lens production capacity and market presence, and isolators to our existing line of collimators and proprietary glass lenses) and organic product line growth.

During fiscal 2002, optical component markets experienced a severe downturn that resulted in a significant decline in the demand for our products. By fiscal 2003, our sales had contracted to just under $7 million. The business infrastructure was too large and diverse to support a business of this reduced size and a decision was made in late fiscal 2002 and implemented during fiscal 2003 to close our isolator production facility in California and our headquarters and collimator and lens production facility in New Mexico. The productive capacity in these locations was moved to excess space in the acquired lens business facility in Florida and production of all of the aforementioned products continues there. These moves were completed by June 30, 2003, resulting in a significant reduction in the net cash use by the business.

Nevertheless, the ongoing cash used by the business remains negative each quarter and management, while continuing to work toward reducing costs and producing product at lower per-unit costs, believes that increased sales volumes going forward will be required to permit the Company to be self-sustaining in terms of a regular and positive cash flow from operations. In order to increase sales volumes, during fiscal 2003 and 2004 to-date, sales force personnel was strengthened through changes and additions and in early fiscal 2004 a Senior Vice President of Sales and Marketing was added to lead the effort to bring LightPath’s capabilities to the marketplaces of specialty and high-performance optics users.

How we operate: The Company has continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semi-conductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff

•	The fact that as our customers take products of this nature into higher volume, commercial production they begin to work seriously to reduce costs – which often leads them to turn to overseas producers, even if sacrificing quality

LIGHTPATH TECHNOLOGIES, INC.

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we cannot service the biggest such opportunities that may present themselves in the market

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology and the ability to make unique, elemental-impregnated porous-silica optical media that can be used in various test and measurement and sensing applications.

Our key indicators: Going forward, sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We have not historically disclosed our backlog metrics to the public for competitive and confidentiality reasons; however in our fiscal second quarter we did begin to see notable improvements in both the quantity and quality of our backlog that may indicate that we are moving toward improved financial performance.

The other business indicator that is of particular importance to us is our unit production per-shift (which equates to per-day since we are generally operating at one shift in our only production facility) adjusted to a quality standard for comparability. Unit production per-shift equates to productivity since there is a mostly fixed cost involved with operating any shift in our clean-room production environment. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. Unit production per shift has been increasing steadily since the completion of the consolidation of isolator, collimator and GRADIUM manufacturing into the Orlando facility that was previously devoted primarily to molded glass optics production. New production techniques continue to be evaluated and implemented where the result is to increase unit production per shift.

Liquidity and Capital Resources

A significant challenge for us in the second half of fiscal 2004 will be raising capital necessary for both sales growth that we foresee and to forestall any liquidity crisis. The Company has recently begun seeking new equity capital. Additionally, we engage in continuing efforts to keep costs under control as we seek renewed sales growth. Should capital not be available to the Company at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of the Company or of some of the Company’s product capabilities. The Company has no firm commitments for any future financing at this time and we have a cash balance of approximately $1.34 million at January 27, 2004. Available credit is a $300,000 line of credit available to us (see Liquidity section of History and Liquidity Note in the foregoing financial statements), which is unused at this time, but which expires in September 2004.

During fiscal 2003, significant progress was made to reduce cash outflow. In the four quarters of fiscal 2003 our cash used in operations was $4,116,000, $2,557,000, $2,655,000, and $355,000, respectively. The fourth quarter of fiscal 2003 included a final liquidation payment to us from an investee company of $226,000, meaning that our recurring cash use was approximately $581,000 in that quarter. In the first two quarters of fiscal 2004, our cash used in operations has been approximately $539,000 and $839,000, in the first and second quarters, respectively.

Further improvement in cash use, meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to a lesser extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Sales management has been strengthened and focused efforts are underway in order to try to penetrate new industrial optics customers.

As we have progressed through the first half of fiscal 2004, we have found it necessary to make certain capital expenditures for capacity expansion in product areas that are showing “strategic” sales growth – proprietary technology products, such as

LIGHTPATH TECHNOLOGIES, INC.

GRADIUM, or engineered assembly products resulting from new design win/annuity business opportunities. We generally will not make capital expenditures at this time for our “turns” business, except on a replacement basis if warranted. Capital expenditures for the first six months of the current fiscal year have been approximately $176,000, most of which has been in the GRADIUM product line capacity.

Our fiscal 2004 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Not all of these factors have fully materialized at the end of the first half of the fiscal 2004 period.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized, payment for annual directors and officers insurance premiums (our policy renews in our fiscal third quarter), increased health insurance and benefits costs and increases in other discretionary spending, particularly sales and marketing related.

Sources and Uses of Cash

The Company’s sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on the Company’s cash and cash equivalent balances.

In the future, the Company will be required to replenish those cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to the Company and as a result there is significant risk to the Company in terms of having limited cash resources with which to pursue business opportunities. As a result of this risk, should it materialize, the Company may be generally unable to sustain its growth plan or even to maintain its current levels of business. Either of these outcomes would materially adversely affect the Company’s results of operations and its stock price.

There are certain uses of the Company’s cash that are contractually or commercially committed. Those are presented below as of December 31, 2003:

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1–3 Years	4–5 Years	After 5 years	Comments
Operating lease	462	1,233	—	—	Real estate lease with monthly payments

Open purchase orders	221	—	—	—	For materials and services

Other restructuring and exist costs	31	—	—	—	Balance of payments due on New Jersey lease assigned

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

LIGHTPATH TECHNOLOGIES, INC.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2003 compared to the three months ended December 31, 2002

Revenues:

Our revenues totaled approximately $1,853,000 for the second quarter of fiscal 2004, an increase of approximately $189,000, or 11% compared to revenues for the second quarter of fiscal 2003. The increase was primarily attributed to higher unit volumes in the Company’s lens products and engineered assemblies.

Cost of Sales:

In the second quarter of fiscal 2004, consolidated cost of sales of approximately $1,627,000 was approximately 88% of product sales, versus the comparable period of fiscal 2003 in which we reported cost of sales of approximately $2,451,000, or 147% of product sales. The reduction in cost of sales in both absolute and relative terms is attributable primarily to reduced manufacturing costs due to the consolidation of the Company’s manufacturing operations from Albuquerque, New Mexico and Walnut, California to Orlando, Florida, which was completed during fiscal 2003. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions and both process and yield improvements. Included in cost of sales for the second quarter of fiscal 2004 was a charge for $129,000 to accrue a liability for an intellectual property license the Company has in order to support a specialty lens product. Sales of this lens product were only $46,000 in the quarter. In the future, the annual charge for this license is immaterial. Without this charge, consolidated cost of sales would have been $1,498,000, or 81% of sales.

Selling, General and Administrative:

During the second quarter of fiscal 2004, selling, general and administrative costs (SG&A) was approximately $1,529,000, which was a decrease of approximately $81,000 compared to the second quarter of fiscal 2003. The decrease came despite certain higher legal expenses and was due primarily to reduced headcount from the consolidation of facilities. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of our Orlando facility to reduce rent cost.

New Product Development:

New product development costs (NPD) decreased by approximately $320,000 to approximately $241,000 in the second quarter of fiscal 2004 versus the second quarter of fiscal 2003, due primarily to reduced personnel caused by the facilities consolidation and discontinuation of certain efforts that had been directed toward certain technologies in California and New Mexico. As we work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Other Income (Expense):

Gain on sale of assets was approximately $109,000 in the second quarter of fiscal 2004. These assets were a part of our program to dispose of excess equipment from our consolidation. They were previously subject to an impairment charge in the second quarter of fiscal 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Investment income decreased approximately $35,000 in the second quarter of fiscal 2004 as interest earned on investments declined due to a decrease in cash balances and lower available interest rates. Other expenses also increased approximately $81,000 in the second quarter of fiscal 2004 compared to the same period of fiscal 2003, primarily related to the amortization of warrant issuance cost incurred in the first quarter of fiscal 2004.

Net Loss:

Net loss was approximately $1,979,000 during the second quarter of fiscal 2004. Included in the net loss were non-cash items of approximately $0.6 million (primarily intangibles amortization and stock based compensation). This compares with the second quarter of fiscal 2003, in which we reported a net loss of $8,127,000 including $5.0 million in non-cash charges. The $6,148,000 decrease in net loss was due primarily to the asset impairment of $2.0 million and approximately $2.3 million cumulative effect of accounting change taken in the second quarter of fiscal 2003, the aforementioned reductions in operating costs and improvements in gross margin. The net loss of $1,979,000 for the second quarter of fiscal 2004 resulted in a net loss per share of $0.76, an increase of $2.38 compared to the net loss per share of $3.14 in the second quarter of fiscal 2003.

LIGHTPATH TECHNOLOGIES, INC.

Fiscal First Half: Six months ended December 31, 2003 compared to the six months ended December 31, 2002

Revenues:

Our revenues totaled approximately $3,608,000 for the first six months of fiscal 2004, an increase of approximately $299,000 or 9% compared to revenues of approximately $3,309,000 for the first six months of fiscal 2003. The increase was primarily attributed to strength in the sales of the Company’s lens products and engineered assemblies.

Cost of Sales:

In the first six months of fiscal 2004, consolidated cost of sales was approximately $2,819,000, or 78% of product sales, versus the comparable period of fiscal 2003 in which we reported cost of sales of approximately $4,664,000, or 141% of product sales. The reduction in cost of sales in both absolute and relative terms is attributable primarily to reduced manufacturing costs due to the consolidation of the Company’s manufacturing operations from Albuquerque, New Mexico and Walnut, California to Orlando, Florida, completed during fiscal 2003. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions and both process and yield improvements. Included in cost of sales for the first half of fiscal 2004 was a charge for $129,000 to accrue a liability for an intellectual property license the Company has in order to support a specialty lens product. Sales of this lens product were only $90,000 in the half. In the future, the annual charge for this license is immaterial. Without this charge, consolidated cost of sales would have been $2,690,000, or 75% of sales.

Selling, General and Administrative:

During the first six months of fiscal 2004, selling, general and administrative costs (SG&A) of approximately $2,711,000 decreased by approximately $977,000 from the first six months of fiscal 2003. The decrease came despite certain higher legal expenses and was due primarily to reduced headcount from the consolidation of facilities. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of our Orlando facility to reduce rent cost.

New Product Development:

New product development costs (NPD) decreased by approximately $1,051,000 to approximately $465,000 in the first six months of fiscal 2004 versus approximately $1,516,000 in the first six months of fiscal 2003, due primarily to reduced personnel caused by the facilities consolidation and discontinuation of certain efforts that had been directed toward certain technologies in California and New Mexico. As we work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Other Income (Expense):

Gain on sale of assets was approximately $109,000 in the first six months of fiscal 2004. These assets were a part of our program to dispose of excess equipment from our consolidation. They were previously subject to an impairment charge in the second quarter of fiscal 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Investment and other income decreased approximately $114,000 as interest earned on investments in the first six months of fiscal 2004 declined due to a decrease in cash balances and lower available interest rates. Interest and other expense increased approximately $80,000 in the first six months of fiscal 2004, compared to the same period of fiscal 2003, of which approximately $78,000 was related to the amortization of warrant issuance cost incurred in the first quarter of fiscal 2004.

Net Loss:

Net loss was approximately $3,359,000 during the first six months of fiscal 2004. Included in the net loss were non-cash items of approximately $1.0 million (primarily intangibles amortization and stock based compensation). This compares with the first six months of fiscal 2003, in which we reported a net loss of approximately $16,185,000, including $7.8 million in non-cash charges. The $12.8 million decrease in net loss was due primarily to the asset impairment of $5.5 million and approximately $2.3 million cumulative effect of accounting change taken in the first six months of fiscal 2003, the aforementioned reductions in operating costs and improvements in gross margin. The net loss for the first six months of fiscal 2004 resulted in a net loss per share of $1.29, a decrease of $4.97 compared to the first six months of fiscal 2003 net loss per share of $6.26.

LIGHTPATH TECHNOLOGIES, INC.

Critical Accounting Policies and Estimates

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

In response to the Securities and Exchange Commission’s (SEC) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; (iv) intangible assets; and (v) accounting for obligations and instruments potentially to be settled in the Company’s stock. These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 1 to the Company’s Consolidated Financial Statements.

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

Intangible Assets. We have obtained intangible assets in connection with a business unit purchase (for example, in an acquisition). The assignment of value to individual intangible assets generally requires the use of a specialist, such as an appraiser. The assumptions used in the appraisal process are forward-looking, and thus subject to significant judgment. Because individual intangible assets may be: (i) expensed immediately upon acquisition (for example, purchased in-process research and development assets); or (ii) amortized over their estimated useful life (for example, acquired technology), their assigned values could have a material affect on current and future period results of operations. Further, intangible assets are subject to the same judgments when evaluating for impairment as other long-lived assets.

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

LIGHTPATH TECHNOLOGIES, INC.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 and subsequently amended it with the issuance of Interpretation No. 46-R in December 2003. This Interpretation and its amendment addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on our consolidated financial statements.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

LIGHTPATH TECHNOLOGIES, INC.

PART II

Item 1.    Legal Proceedings

In May 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. In December 2001, the Delaware Action was settled with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. By June 30, 2002, the final settlement arrangements had been mailed to former holders of Class E Common Stock and approximately 3.6 million shares or 88% of Class E Common Stock participated in the settlement, whereas holders of approximately 0.5 million shares or 12% opted out of the settlement (see Texas Action described below). During fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million accrued settlement charge.

In June 2000, a small group of holders of Class E Common Stock (the Texas Plaintiffs) commenced an action in a state court in Texas (the Texas Action). The Texas Plaintiffs alleged that the actions of the Company, and certain named individuals, leading up to and surrounding the Company’s 1995 proxy statement constitute fraud, negligent misrepresentation, fraudulent inducement, breach of fiduciary duty and civil conspiracy. In general, the Texas Plaintiffs alleged misrepresentations and omissions in connection with a request from the Company that its shareholders consent to a recapitalization, resulting in a 1-for-5.5 reverse stock split and the issuance of certain Class E Common Stock. The Texas Plaintiffs further alleged that, as a result of the defendants’ actions, they were induced to consent to the Company’s recapitalization. The Company believes the allegations underlying the Texas Action have no basis in fact and that the lawsuit is without merit. The Company has retained counsel and is vigorously defending against these claims. The Texas court granted the Company’s motion for Summary Judgment and the plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. The plaintiffs subsequently filed a motion for a new trial that was denied by the magistrate on November 17, 2003. The plaintiff’s notice of appeal is pending.

The Company has filed an insurance claim for the aggregate amount of costs incurred in connection with the Texas Action in excess of applicable deductibles. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. The Company currently considers any potential recovery under this policy as speculative; accordingly, no recovery amount is recorded as of September 30, 2003 on the Company’s books. In March 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker. We reached an agreement in January 2004 to settle our litigation claim against our former insurance broker relating to a directors’ and officers’ insurance policy. The settlement is anticipated to result in a cash payment to the Company of approximately $600,000, net of related unpaid attorney’s fees.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

LIGHTPATH TECHNOLOGIES, INC.

Item 6.    Exhibits and Reports on Form 8-K

a) The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Press Release of February 10, 2004 reporting financial results for the fiscal second quarter ended December 31, 2003, and announcing webcast on February 10, 2004.

b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2003:

1.	Current report on Form 8-K dated October 2, 2003, included the press release announcing the projected financial results for the first quarter of fiscal 2004, which ended September 30, 2003.

2.	Current report on Form 8-K dated November 14, 2003, included the Press release announcing results of annual meeting.

LIGHTPATH TECHNOLOGIES, INC.

3.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 10, 2004	By:	/s/ Kenneth Brizel

Chief Executive Officer

Date: February 10, 2004	By:	/s/ Monty K. Allen

Chief Financial Officer