Form 10-Q
period 2004-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2004-05-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

3,371,147 shares of common stock, Class A, $.01 par value, outstanding as of April 30, 2004

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,948,294	$3,367,650
Trade accounts receivable, net of allowance of $132,605 and $463,370, respectively	1,254,236	1,267,465
Inventories	1,124,395	1,074,562
Prepaid expenses and other assets	684,421	542,792

Total current assets	6,011,346	6,252,469

Property and equipment - net	2,562,433	3,096,606
Intangible assets - net	1,477,598	2,958,637
Other assets	155,987	190,352

Total assets	$10,207,364	$12,498,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$422,875	$418,172
Accrued liabilities	376,524	382,891
Accrued payroll and benefits	278,263	428,682
Accrued severance and exit costs	51,489	87,537

Total current liabilities	1,129,151	1,317,282

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,217,939 and 2,584,591 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	32,180	25,846
Additional paid-in capital	190,953,849	188,921,743
Accumulated deficit	(181,661,306)	(177,232,790)
Unearned compensation	(246,510)	(534,017)

Total stockholders’ equity	9,078,213	11,180,782

Total liabilities and stockholders’ equity	$10,207,364	$12,498,064

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Product sales, net	$1,951,118	$1,687,722	$5,558,896	$4,996,278
Cost of sales	1,624,689	1,775,961	4,443,232	6,439,791

Gross margin	326,429	(88,239)	1,115,664	(1,443,513)
Operating expenses:
Selling, general and administrative	1,386,697	1,261,776	4,097,510	4,942,624
New product development	239,919	927,391	704,786	2,449,984
Asset impairments	—	—	—	5,504,457
Amortization of intangibles	465,647	563,977	1,479,022	2,107,485
Reorganization and relocation expense	—	—	1,766	431,287

Total operating expenses	2,092,263	2,753,144	6,283,084	15,435,837

Operating loss	(1,765,834)	(2,841,383)	(5,167,420)	(16,879,350)
Other income (expense)
Gain on sales of assets	6,450	—	115,106	—
Gain on settlement of litigation	790,000	—	790,000	—
Investment and other income (expense), net	(100,256)	10,210	(166,201)	140,044

Loss before cumulative effect of accounting change	(1,069,640)	(2,831,173)	(4,428,515)	(16,739,306)
Cumulative effect of accounting change	—	—	—	(2,276,472)

Net loss	$(1,069,640)	$(2,831,173)	$(4,428,515)	$(19,015,778)

Loss per share (basic and diluted)	$(0.37)	$(1.10)	$(1.64)	$(7.36)

Number of shares used in per share calculation	2,880,458	2,584,595	2,700,855	2,584,595

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHONOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows due to operating activities:
Net loss	$(4,428,515)	$(19,015,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	2,276,472
Depreciation and amortization	2,284,387	3,482,726
Asset impairment	—	5,504,457
Gain on sale of equipment	(115,106)	—
Stock-based compensation	116,216	(145,232)
Provision for doubtful accounts receivable	—	124,054
Changes in operating assets and liabilities:
Trade receivables	13,229	241,858
Inventories	(49,833)	998,927
Prepaid expenses and other assets	208,097	542,432
Accounts payable and accrued expenses	(188,131)	(3,338,301)

Net cash used in operating activities	(2,159,656)	(9,328,385)

Cash flows due to investing activities:
Property and equipment additions	(299,294)	(146,916)
Proceeds from sale of assets	145,226	116,008
Patent and license agreement costs	—	(17,980)

Net cash used in investing activities	(154,068)	(48,888)

Cash flows due to financing activities:
Proceeds from stock issuance	1,894,368	—
Payments on capital leases	—	(10,937)

Net cash provided by (used in) financing activities	1,894,368	(10,937)

Net decrease in cash and cash equivalents	(419,356)	(9,388,210)
Cash and cash equivalents at beginning of period	3,367,650	13,177,624

Cash and cash equivalents at end of period	$2,948,294	$3,789,414

Supplemental disclosure of cash flow information:
Non-cash financing activity - Warrant issued in connection of line of credit	$315,364	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2004 and 2003

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

Liquidity: During fiscal 2003, progress was made to reduce cash outflow. In the four quarters of fiscal 2003, cash used in operations was $4,116,000, $2,557,000, $2,655,000 and $581,000, respectively (the last quarter not reflecting a final liquidation payment to the Company from an investee company of $226,000), or a total of $9.9 million. In the first three quarters of fiscal 2004, cash used in operations has been $2.8 million, not including cash from a legal settlement of $0.6 million, which is a substantial reduction from the prior year.

Significant risk and uncertainty remains in the business. The fiscal 2004 operating plan and related financial projections the Company has developed anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling, administrative and new product development expenditures. Not all of these factors have fully materialized at the end of the first nine months of the fiscal 2004 period at levels sufficient to meet our fiscal 2004 operating plan.

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

On September 26, 2003, the Company’s Chairman provided an unsecured line of credit enabling LightPath to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 are fully due and payable. The interest rate is 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 100,000 shares of Common Stock (Class A) at any time until September 30, 2013. The exercise price to acquire the shares underlying the warrant is $3.20 per share, the closing market price of the Common Stock Class A as reported by the Nasdaq NMS on September 26, 2003. As of April 30, 2004, no funds have been drawn under the unsecured line of credit.

In February 2004, the Company sold 550,000 shares of its Common Stock Class A at $3.55 per share to nine investors in a private offering that raised approximately $1.9 million, net of related costs. These shares were subsequently registered with the SEC and were sold to bolster cash balances in order to continue to pursue the Company’s plan to reach positive cash flow and profitability. Additionally, in February 2004 the Company settled a litigation claim that resulted in a cash payment to the Company of approximately $600,000 in the quarter, net of related attorney’s fees.

During the quarter, the Company’s Common Stock Class A Nasdaq listing was moved from the Nasdaq National Market System (NMS) to the Nasdaq SmallCap Market (SCM). The trading symbol, “LPTH,” is unchanged.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2004 and 2003

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

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 at the beginning of fiscal 2003, resulted in asset impairments of $5.5 million for fiscal 2003, all of which was recorded in the first half of fiscal 2003. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets & for Long-Lived Assets to be Disposed of.

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimates of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Intangible assets, consisting of developed technology, customer list and supply contracts, licenses, patents and trademarks are recorded at cost. Developed technology relating to the Geltech acquisition is being amortized over four years. Upon

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2004 and 2003

issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful lives of the related assets ranging from ten to seventeen years. Customer list and supply contracts and other intangibles are being amortized on a straight-line basis over the estimated period of benefit ranging from two to five years.

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

Stock-based compensation is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized when the exercise price of the employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, compensation expense for a restricted stock award is recognized when a portion of the award “vests,” that is, the restrictions fully lapse. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2004 and 2003

	Three months ended March 31		Nine months ended March 31
	2004	2003	2004	2003
Net loss, as reported	$(1,069,640)	$(2,831,173)	$(4,428,515)	$(19,015,778)
Add: Total stock-based employee compensation expense (forfeitures) included in reported net loss	95,034	(124,772)	116,216	(145,232)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	213,083	452,014	557,287	1,585,125

Pro forma net loss	$(1,187,689)	$(3,407,959)	$(4,869,586)	$(20,746,135)

Loss per share:
Basic and diluted, as reported	$(0.37)	$(1.10)	$(1.64)	$(7.36)

Basic and diluted, pro forma	$(0.41)	$(1.32)	$(1.80)	$(8.03)

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

2. Inventories

The components of inventories include the following at:

	March 31, 2004	June 30, 2003
Raw materials	$603,978	$648,955
Work in process	330,282	275,687
Finished goods	190,135	149,920

Total inventories	$1,124,395	$1,074,562

3. Property and Equipment

The Company disposed of equipment with a book value of $9,178 and $30,120, resulting in a gain of $6,450 and $115,106 during the third quarter and the first nine months of fiscal 2004, respectively. These assets were previously impaired in the second quarter of fiscal 2003.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2004 and 2003

4. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	March 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Developed technology	6,064,981	5,398,620	666,361
Patents and trademarks granted	736,125	290,961	445,164
Other intangibles	5,001,750	4,635,677	366,073

Total	$11,802,856	$10,325,258	$1,477,598

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Developed technology	6,064,981	4,399,080	1,665,901
Patents and trademarks granted	736,125	265,058	471,067
Other intangibles	5,001,750	4,180,081	821,669

Total	$11,802,856	$8,844,219	$2,958,637

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

8. Contingencies

In 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2004 and 2003

underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant.

The Company filed an insurance claim for the aggregate amount of costs incurred in connection with the Texas Action in excess of applicable deductibles. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. In March 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker. We settled this claim in February 2004. The settlement resulted in a cash payment to the Company of approximately $600,000, net of related attorney’s fees, which were paid.

The Company licenses certain patents from the University of Florida Research Foundation, Inc. (“UF’). UF notified us that we were in default under the terms of the Amended and Restated License Agreement (“License”) for failure to pay certain royalties. UF claims that we owe $83,000 in unpaid royalties. In April, UF sent its letter of termination of the license. While we dispute the amount owed and we believe that an amicable result can be reached with UF, the termination of the license agreement does not materially adversely affect our business.

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

LIGHTPATH TECHNOLOGIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on the Company’s current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in the Company’s reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

Overview

Historical: We are in the business of supplying users with glass lenses and other specialty optical products, which have applications in a number of different industries. Due to the emergence of optical technologies in communications, networking and data storage products in the late 1990’s, there was a significant surge in demand for our products, particularly in the period represented by our fiscal 1999-2001 years. During this period, our revenues increased from less than $2 million in sales to approximately $25 million due to both acquisitions (to add glass lens production capacity and market presence, and isolators to our existing line of collimators and proprietary glass lenses) and product line growth.

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

How we operate: The Company has continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semiconductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•	The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to work seriously to reduce costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality.

LIGHTPATH TECHNOLOGIES, INC.

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to foreign merchant production sources. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators: Going forward, sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “Disclosure Backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At March 31, 2004, our Disclosure Backlog was approximately $2,810,000; at March 31, 2003, it was approximately $1,640,000. We believe this increase in the Disclosure Backlog is attributable to several factors:

•	better organized and more concentrated sales efforts
•	a stronger general economy, including in products requiring optics such as we produce
•	our efforts to increase the proportion of our business that is under larger or longer-term orders and supply agreements, and
•	new products

In the near-term, we believe this magnitude of backlog growth portends continuing sales improvements.

The other business indicator that is of particular importance to us is our fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Unit production per-shift equates to productivity since there is a mostly fixed cost involved with operating any shift in our clean-room production environment. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. Unit production per shift has been increasing generally steadily since the completion of the consolidation of isolator, collimator and GRADIUM manufacturing into the Orlando facility that was previously devoted primarily to molded glass optics production. New production techniques continue to be evaluated and new production management personnel are introducing new measurement and analysis steps into our processes with the aim of further improving unit production per shift.

Liquidity and Capital Resources

In February 2004, the Company sold 550,000 shares of its Common Stock Class A at $3.55 per share to nine investors in a private offering that raised approximately $1.9 million, net of related costs. These shares were subsequently registered with the SEC and were sold to bolster cash balances in order to continue to pursue the Company’s plan to reach positive cash flow and profitability. Additionally, we reached an agreement in January 2004 to settle a litigation claim that is resulted in a cash payment to the Company of approximately $600,000 in the quarter, net of related attorney’s fees that were paid. Additionally, we engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts, while encouraging to date, may not fully succeed and we may find it necessary to raise additional capital. Additional capital may not be available to the Company if and when desired by the Company or may not be available at terms the Company finds acceptable at that time. The Company has no firm commitments for any future financing at this time and we have a book cash balance of approximately $2.98 million at May 3, 2004. Available credit is a $300,000 line of credit available to us (see Liquidity section of History and Liquidity Note in the foregoing financial statements), which is un-tapped at this time, but which expires in September 2004.

LIGHTPATH TECHNOLOGIES, INC.

During fiscal 2003, significant progress was made to reduce cash outflow. In the four quarters of fiscal 2003, our cash used in operations was $4,116,000, $2,557,000, $2,655,000 and $581,000, respectively (the last quarter not reflecting a final liquidation payment to us from an investee company of $226,000), or a total of $9.9 million. In the first three quarters of fiscal 2004, our cash used in operations has been $2.8 million, not including cash from a legal settlement ($0.6 million).

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

As we have progressed through fiscal 2004, we have found it necessary to make certain capital expenditures for capacity expansion in product areas that are showing “strategic” sales growth – proprietary technology products, such as GRADIUM, or engineered assembly products resulting from new design win/annuity business opportunities. We generally will not make capital expenditures at this time for our “turns” business, except on a replacement basis if warranted. Capital expenditures for the first nine months of the current fiscal year have been approximately $299,000, a majority of which has been in the GRADIUM product line capacity.

Our fiscal 2004 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Not all of these factors have fully materialized at the end of the first three-quarters of the fiscal 2004 period.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized and increases in other discretionary spending, particularly sales and marketing related.

Sources and Uses of Cash

The Company’s recurring sources and uses of cash are as follows: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on the Company’s cash and cash equivalent balances.

In February 2004, to supplement its cash and cash equivalent balances, the Company sold 550,000 shares of its Common Stock Class A at $3.55 per share to nine investors in a private offering that raised approximately $1.9 million, net of related costs. Additionally, we reached an agreement in January 2004 to settle a litigation claim that resulted in a cash payment to the Company of approximately $600,000 in the quarter, net of related attorney’s fees that were paid. Both of these specific transactions are non-recurring.

In the future, the Company may be required to replenish its cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to the Company and as a result there is significant risk to the Company in terms of having limited cash resources with which to pursue business opportunities. As a result of this risk, should it materialize, the Company may be generally unable to sustain its growth plan or even to maintain its current levels of business. Either of these outcomes would materially adversely affect the Company’s results of operations and its stock price.

LIGHTPATH TECHNOLOGIES, INC.

There are certain uses of the Company’s cash that are contractually or commercially committed. Those are presented below as of March 31, 2004:

Contractual Obligations – Payments Due By Period (dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	849	2,560	592	—	Real estate lease with monthly payments
Open purchase orders	148	—	—	—	For materials and services
Other restructuring and exit costs	23	—	—	—	Balance of payments due on New Jersey lease assigned

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Revenues:

Our revenues totaled approximately $1,951,000 for the third quarter of fiscal 2004, an increase of approximately $263,000, or 16% compared to revenues for the third quarter of fiscal 2003. The increase was primarily attributed to higher unit volumes in the Company’s lens and isolator products that are caused by factors such as better sales efforts and a stronger overall economy.

Cost of Sales:

In the third quarter of fiscal 2004, consolidated cost of sales of approximately $1,625,000 was approximately 83% of product sales, versus the comparable period of fiscal 2003 in which we reported cost of sales of approximately $1,776,000, or 105% of product sales. The reduction in cost of sales in both absolute and relative terms is attributable primarily to reduced manufacturing costs due to the consolidation of the Company’s manufacturing operation from Walnut, California to Orlando, Florida, which was completed during the last quarter of fiscal 2003. We continue to make efforts to reduce manufacturing costs as a percent of sales through absolute cost reductions and yield improvements.

Selling, General and Administrative:

During the third quarter of fiscal 2004, selling, general and administrative costs (SG&A) were approximately $1,387,000, which was an increase of approximately $125,000 compared to the third quarter of fiscal 2003. The increase was due to certain legal expenses to conclude a lawsuit to which the Company was a party that was settled in the quarter and to higher costs due to stock compensation in the quarter. In the 2003 quarter, stock compensation costs were a credit due to the headcount reductions effective at that time accounted for as reversals of previously accrued stock compensation expense. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of our Orlando facility to reduce rent cost.

New Product Development:

New product development costs (NPD) decreased by approximately $687,000 to approximately $240,000 in the second quarter of fiscal 2004 versus the second quarter of fiscal 2003, due primarily to reduced personnel caused by the facilities consolidation and discontinuation of certain efforts that had been directed toward certain technologies in California and New Mexico. As we work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Other Income (Expense):

We settled a litigation claim that resulted in a cash payment to the Company of approximately $790,000 in the quarter, not including related attorney’s fees of approximately $185,000 that were paid from the proceeds and charged to selling, general and administrative in both the second (approximately $135,000) and current quarter (approximately $50,000). This gain is non-recurring.

LIGHTPATH TECHNOLOGIES, INC.

Gain on sale of assets was approximately $6,000 in the third quarter of fiscal 2004. There were no such sales in the third quarter of fiscal 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Investment and other income (expense), net, was a net expense of approximately $100,000 in the third quarter of 2004 vs. a net income of $10,000 in the third quarter of fiscal 2003. Contributors to this decline were lower earnings on investments due to a decrease in cash balances and lower available interest rates and the continued amortization of warrant issuance cost for a warrant that was issued in the first quarter of fiscal 2004.

Net Loss:

Net loss was approximately $1,070,000 during the third quarter of fiscal 2004. This compares with the third quarter of fiscal 2003, in which we reported a net loss of $2,831,000. The $1,761,000 decrease in net loss was due primarily to the legal settlement in the 2004 quarter, gross margin improvements and reductions in certain operating costs. The net loss of $1,070,000 for the third quarter of fiscal 2004 resulted in a net loss per share of $0.37, an arithmetical increase (improvement) of $0.73 compared to the net loss per share of $1.10 in the third quarter of fiscal 2003. Weighted average shares outstanding increased the third quarter of fiscal 2004 primarily due to the sale of 550,000 shares in the quarter to private investors.

Nine months ended March 31, 2004 compared to the nine months ended March 31, 2003

Revenues:

Our revenues totaled approximately $5,559,000 for the first nine months of fiscal 2004, an increase of approximately $563,000 or 11% compared to revenues of approximately $4,997,000 for the first nine months of fiscal 2003. The increase was primarily attributed to strength in the sales of the Company’s lens and isolator products.

Cost of Sales:

In the first nine months of fiscal 2004, consolidated cost of sales was approximately $4,443,000, or 80% of product sales, versus the comparable period of fiscal 2003 in which we reported cost of sales of approximately $6,440,000, or 128% of product sales. The reduction in cost of sales in both absolute and relative terms is attributable primarily to reduced manufacturing costs due to the consolidation of the Company’s manufacturing operations from Albuquerque, New Mexico and Walnut, California to Orlando, Florida, both of which were completed during fiscal 2003. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions and both process and yield improvements.

Selling, General and Administrative:

During the first nine months of fiscal 2004, selling, general and administrative costs (SG&A) of approximately $4,098,000 decreased by approximately $845,000 from the first nine months of fiscal 2003. The decrease came despite certain higher legal expenses and was due primarily to reduced headcount from the consolidation of facilities. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of our Orlando facility to reduce rent cost.

New Product Development:

New product development costs (NPD) decreased by approximately $1,745,000 to approximately $705,000 in the first nine months of fiscal 2004 versus approximately $2,450,000 in the first nine months of fiscal 2003. The decrease came primarily from reduced headcount from the consolidation of facilities. As we work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Other Income (Expense):

We settled a litigation claim that resulted in a cash payment to the Company of approximately $790,000 in the nine months of fiscal 2004, not including related attorney’s fees totaling approximately $185,000 that were paid and charged to the fiscal second and third quarters of 2004. This gain is non-recurring.

LIGHTPATH TECHNOLOGIES, INC.

Gain on sale of assets was approximately $115,000 in the first nine months of fiscal 2004. There were no such sales in the first nine months of fiscal 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Investment and other income (expense), net, decreased approximately $306,000 as interest earned on investments in the first nine months of fiscal 2004 declined due to a decrease in cash balances and lower available interest rates. Of this $306,000 decrease, approximately $156,000 of it in the first nine months of fiscal 2004 relates to the amortization of warrant issuance cost incurred in the first quarter of fiscal 2004.

Net Loss:

Net loss was approximately $4,429,000 during the first nine months of fiscal 2004. This compares with the first nine months of fiscal 2003, in which we reported a net loss of approximately $19,016,000. The $14.6 million decrease in net loss was due primarily to the asset impairment of $5.5 million and approximately $2.3 million cumulative effect of accounting change taken in the first nine months of fiscal 2003, the aforementioned reductions in operating costs and improvements in gross margin. The net loss for the first nine months of fiscal 2004 resulted in a net loss per share of $1.64, a decrease of $5.72 compared to the first nine months of fiscal 2003 net loss per share of $7.36. Weighted average shares outstanding increased in the nine months of fiscal 2004 primarily due to the sale of 550,000 shares in the quarter to private investors.

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

LIGHTPATH TECHNOLOGIES, INC.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

LightPath’s liquid investments outside of bank demand deposit accounts, which are classified as cash equivalents in the accompanying financial statements, are invested short-term taxable auction rate certificates (ARC’s) in order to improve our effective received yield on our invested cash by approximately 30 basis points over money market funds and short-term U.S. Treasury direct investments. The ARC’s we have chosen have Aaa ratings and, due to their short-term nature (30-day rate resets) and the level of investable cash balances, we do not believe that changes in market interest rates of up to 10% either up or down will have a material effect on our results of operations.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

PART II

Item 1. Legal Proceedings

In 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant.

LIGHTPATH TECHNOLOGIES, INC.

The Company filed an insurance claim for the aggregate amount of costs incurred in connection with the Texas Action in excess of applicable deductibles. During fiscal 2002, one of the insurance companies responsible for the claim, which had previously filed for reorganization, was declared insolvent. In March 2002, the Company commenced an action in a state court in New Mexico for various claims surrounding the now insolvent insurance carrier and the Company’s former insurance broker. We settled this claim against our former insurance broker in February 2004. The settlement resulted in a cash payment to the Company of approximately $600,000, net of related attorney’s fees, which were paid.

The Company licenses certain patents from the University of Florida Research Foundation, Inc. (“UF’). UF notified us that we were in default under the terms of the Amended and Restated License Agreement (“License”) for failure to pay certain royalties. UF claims that we owe $83,000 in unpaid royalties. In April, UF sent its letter of termination of the license. While we dispute the amount owed and we believe that an amicable result can be reached with UF, the termination of the license agreement does not materially adversely affect our business.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

LIGHTPATH TECHNOLOGIES, INC.

Item 6. Exhibits and Reports on Form 8-K

1. The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Press Release of May 14, 2004 reporting financial results for the fiscal third quarter ended March 31, 2004, and announcing webcast on May 14, 2004.

2. The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2004:

1.	Current report on Form 8-K dated January 7, 2004, reporting projected financial results for the second quarter of fiscal 2004, which ended December 31, 2003, including the press release thereon.

2.	Current report on Form 8-K dated January 9, 2004, announcing the Company’s intention to resubmit a proposed amendment to Amended and Restated Omnibus Incentive Plan for stockholder approval at next meeting of stockholders, including the press release thereon.

3.	Current report on Form 8-K dated January 22, 2004, announcing the introduction of new products for customer availability, via two press releases thereon.

4.	Current report on Form 8-K dated February 18, 2004, disclosing that the Company received a notice from The Nasdaq Stock Market, Inc. that the Company failed to meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market and giving the Company until February 27, 2004 to submit a plan to Nasdaq regarding regaining compliance with the requirement, via a press release thereon.

5.	Current report on Form 8-K dated February 23, 2004, announcing that the Company had completed a private placement of 550,000 shares of Common Stock at $3.55 per share and Warrants for the purchase of a total of 110,000 shares of Common Stock, to nine investors for aggregate gross proceeds to the Company of $1,952,500. The Warrants have a five-year term and are exercisable by the investors, after November 22, 2004, at a purchase price of $4.30 per share, via a press release thereon.

6.	Current report on Form 8-K dated March 15, 2004, announcing that the Company appointed Mr. Robert Reichert to the newly created position of Vice President of Manufacturing, via a press release thereon.

LIGHTPATH TECHNOLOGIES, INC.

1. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 14, 2004	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: May 14, 2004	By:	/s/ Monty K. Allen
Chief Financial Officer