Form 10-K
period 2004-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2004-08-25
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004 or

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    YES  ☐    NO  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the Nasdaq SmallCap Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $14,316,000 as of August 23, 2004.

As of August 23, 2004, the number of shares of the registrant’s Class A Common Stock outstanding was 3,375,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LightPath Technologies, Inc.

Form 10-K

PART I

Item 1. Business.

General

LightPath Technologies, Inc. (“LightPath” or “Company”) manufactures optical components and higher level assemblies including precision molded glass aspheric optics, isolators, proprietary fiber-optic collimators, GRADIUM® glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, barcode scanners, optical data storage, hybrid fiber coax (datacom and telecom), machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to do their jobs:

•	Molded glass aspheres are in various high performance optical applications.

•	Isolators prevent the back-reflection of optical signals that can degrade optical transmitter and amplifier performance whenever light must enter or exit a fiberoptic cable (“fiber”).

•	Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber.

•	GRADIUM extends the performance of a spherically polished glass lens technology, improving optical performance and approaching aspheric performance at a fraction of the price.

LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies LP, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, organized in 1985. We completed an initial public offering of our common stock in 1996. From our inception in 1985 until June 1996, we were classified for as a “development stage enterprise” that primarily engaged in basic research and development with an initial objective to improve solar energy technology. Over time, we expanded our attention to other optics applications using GRADIUM glass lenses.

During fiscal 1998, we reorganized our sales and marketing efforts with the purpose of expanding our attention to include markets such as optoelectronics and photonics due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. Simultaneously, we developed a strategy to enter the telecom optical components market using a concept of automated production of telecom components using laser fusion and fiber attachment techniques we developed. Our now patented laser fusion and fiber attachment techniques are substantially automated and we believe these techniques provided improved quality and production flexibility. Our automation theme was expanded with our fiscal 2000 acquisition of Horizon Photonics, Inc. (“Horizon”), a California corporation originally founded in July 1997, where we acquired the use of robotic systems in manufacturing isolators.

Horizon utilized automated production platforms to manufacture passive optical components for the telecommunications and data communications markets. We acquired all of the outstanding shares of Horizon for approximately 175,000 shares of our Class A common stock and $1 million in cash (an aggregate purchase price of approximately $40.2 million, based on the then-market price of our common stock). Horizon manufactured isolator products in California prior to May 2003 when the site was consolidated with the facilities in Orlando, Florida. The Horizon legal entity was dissolved during fiscal 2004.

In September 2000, we acquired Geltech, Inc. (“Geltech”), a Delaware corporation originally founded in May 1985. Geltech is a manufacturer of precision molded glass aspheric optics, which have broad applicability to numerous application markets. Precision molded glass aspheric optics are also used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. We acquired all of the outstanding shares of Geltech for approximately 103,000 shares of our Class A common stock and approximately $1 million in acquisition costs (an aggregate purchase price of approximately $28.5 million, based on the then-market price of our common stock). We manufacture these products at our facility in Orlando, Florida. During fiscal 2002, we expanded the Orlando manufacturing facility, and in fiscal 2003, in order to reduce costs, we relocated our corporate headquarters to Orlando and reorganized our manufacturing facility there to accommodate all of the production previously performed in New Mexico for GRADIUM glass lenses and collimators as well as the isolator product line from California.

From 1998 until 2002, the Company’s intense pursuit of optoelectronics and photonics applications led it to become heavily reliant on the telecommunications capital equipment market, which went through a rapid and substantial increase and a similarly rapid and substantial decline in these five years. This drove the Company’s product development and acquisition strategies during this time and led to an increase in reported revenues from under $1 million to over $26 million and then to a decline to under $7 million in fiscal 2003. As a result of activities during this five-year period, the Company found it necessary to reduce costs significantly by consolidating all production and corporate headquarters in Florida. Once we consolidated all Company operations to one site under one management group and with one sales force, we determined that our former operating segments of Optical Lenses and Laser Components were no longer reportable operating segments and, as such, we operate a single business with the aforementioned optical component product lines.

Business Strategy

Our strategy of the last two years has been to move away from emphasizing strictly telecom markets toward our traditional optics customer base, which represents over 1,000 companies engaged in a wide variety of markets. We felt we had not emphasized applications with these customers during the telecommunications boom and we are working hard to service and participate in the development of their next generation of applications and products. We continue to serve a number of telecom customers, but most of them are in a broader market of communications, including datacom, hybrid-fiber coax and wireless communications.

Because complex customer application systems can contain many optical components and our products can be utilized to reduce the number or type of lens elements in such systems, we believe that our products can simplify the design and improve the performance of such complex optical systems. However, design and production of an optical product is a lengthy process, and it may take years for producers to redesign complex optical systems using our products, reconfigure the product housing, re-engineer the assembly process and initiate commercial quantity orders for our products. Accordingly, we intend to focus our long-term marketing efforts on emerging industries, such as medical devices, barcode scanners, optical data storage, machine vision, sensors and performance-driven industries that are seeking to optimize performance of new and existing optical products.

For a discussion of our key performance indicators, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 29).

Molded Aspheres

We have rights under a royalty-free perpetual license to the precision molded optics process originally developed by Corning, Inc., whose business in this field we acquired in 1994. Products manufactured using this technology include glass aspheric lenses, including wafer-scale lenses, sub-millimeter lenses, lens arrays, anamorphic lenses and hybrid optical components.

Our molded glass aspheres are used in a wide variety of laser and imaging applications in optical data storage, high precision printing, barcode scanning, environmental monitoring, machine vision, sensors, laser-to-fiber coupling, and medical equipment. We are aggressively pursuing new sales opportunities in, for example, the application areas of medical devices and anamorphic corrections.

We continue to sell aspheric lenses for various communications applications. Glass aspheric lenses and lens arrays are used to perform two major tasks. One is the collimation of light as it emerges from the fiber. The second major task is coupling and focusing light at the output of a laser diode to a fiber or waveguide. Glass provides high performance and wavelength stability over fluctuating temperatures.

Isolators

We have developed a family of products that utilize a proprietary micro-fixture design and robotic platform processes. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. This flexible platform is capable of producing a variety of finished products including isolators. We are manufacturing a qualified family of free-space, laminate and custom isolators. We sell isolator assemblies for applications in all communications markets. This line is based on a manufacturing platform that can address a wide range of customer specifications, while supporting lower cost applications. Sales of isolators improved in fiscal 2004, and we continue to serve the communications market while working towards sales into other market applications.

Collimators

During 1998, we began the development of products for the then-emerging optoelectronics markets, specifically in the areas of fiber telecommunications. Our standard collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of 10 watts of optical power. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses. During 1999 and 2000, we expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low-cost products and solutions to meet their telecom-related collimator needs. Beginning in 2001, the telecom equipment market slowed dramatically, reducing the demand for the optical components segment of the market. Due to the decline of this initial market segment, we began investigating other opportunities incorporating our unique patented laser fusion technology. We are currently developing high power collimator products for fiber laser applications and have introduced certain new collimator product features during fiscal 2004 in order to address those markets.

GRADIUM® Lenses

GRADIUM glass was developed by us beginning in 1985 and is an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems. Typical applications include surgical lasers, high power YAG lasers for welding, cutting and marking, defense-market uses, and test and measurement. Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional spherical lenses, we believe that GRADIUM glass has the ability to improve the current standards of laser performance in some applications.

Our growth strategy continues to be to increase our emphasis on key laser market niches in the U.S., Europe and Asia to establish the necessary products and partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold some of our GRADIUM production equipment to an Asian company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in Asia. This agreement was renegotiated in fiscal 2003, whereby we obtain a royalty for their GRADIUM sales and we will maintain U.S. GRADIUM production. Recently we announced a distribution agreement with a specialty distributor to further assist in obtaining penetration into the high-power YAG laser end-market.

Optical Assemblies

We are currently producing optical assemblies based on our proprietary technologies. We are working to design, build and sell optical assemblies into the markets for test and measurement, medical devices, military, industrial and communications.

Sales and Marketing

Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage), from products where the lenses are the central feature (e.g., telescopes, microscopes) to products incorporating lens components (e.g., robotics, semiconductor production equipment). As communications technology continues to move toward an all-optical network, various optics are required for bandwidth expansion and improved data transfer. As a result, the markets for our products is highly segmented and no single marketing approach will allow us to access all available market segments.

From fiscal 1998 to fiscal 2002, the Company’s sales and marketing strategy was designed to capitalize on the growing demand for optical components for telecom. Since that time, there have been substantial changes in our organization, structure and sales strategies. Because we are relying on multiple markets and market segments to diversify our sales base, we have made necessary changes in our sales force and sales strategies, particularly in fiscal 2004, to strengthen our sales presence in markets we deliver value to.

Sales Organization

Our sales staff is trained to promote and sell all of our product lines to our customers. In order to be more accessible to potential customers we have divided our sales staff into the following territories:

U.S. East Coast & Eastern Canada	Asia
U.S. West Coast & Western Canada	Europe
U.S. Central

In addition, we have formalized relationships with nine industrial, laser, optoelectronics and medical component distributors located in foreign countries and in the U.S. to assist in distribution of our products geographically outside the United States and in highly specific target markets. Because the optics industry is highly fragmented, we utilize these distributors, certain catalog distributors, our own catalog and our internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make limited use of print media advertisements in various trade magazines and will participate in appropriate domestic and foreign trade shows.

Trade Shows

We have displayed our product line additions and enhancements at one or more trade shows each year. For example, we participated in Photonics West in California in January 2004. We introduced two new products at that show as examples of how we believe LightPath can provide added value to our customers (see New Products below). Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

New Products

During 2004 we increased our sales efforts in targeting GRADIUM lenses to laser applications, particularly industrial laser markets where GRADIUM lenses increase the quality of YAG laser cuts and welds. This effort included delivering GRADIUM lenses in customized mounts and holders to make change-out simple and quick at the laser head. While so far modest, we have seen some increased market acceptance.

During 2004, at Photonics West, we introduced new large-beam collimator designs that are “ruggedized” to meet the demands of non-communications market applications such as defense, industrial, medical, and test and measurement applications. As recently as fiscal 2002, the target market for our collimator products was concentrated within the telecommunications field.

At the same Photonics West show, we introduced our new CircuLightTM lens technology. CircuLight is a small form-factor optic that circularizes elliptical laser diode output. Applications are growing in various wavelengths including blue for use in many existing and upcoming products designed for the next generation of entertainment systems and industrial applications.

Our efforts in new product development are to broaden our capabilities toward areas in addition to communications markets, where our customers ask for more demanding optical performance. In addition to the products mentioned above, we are skilled at design and production of optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. We believe these optical assemblies, which solve multiple optical problems in one package, have produced higher gross profit margins for us than the individual components.

Competition

The market for optical components generally is highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lens products and optical components, providers of aspheric lenses and optical components and producers of optical quality glass. To a lesser extent, we compete with developers of radial gradient lenses and optical components. Most of these competitors have greater financial, manufacturing, marketing and other resources than we do.

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

Aspheric lenses

Manufacturers of aspheric lenses provide significant competition for our molded glass aspheric lenses in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Eastman Kodak Corporation and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost as their measure of success over performance and durability.

To a limited extent, our GRADIUM material competes with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange and chemical vapor deposition, both of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company, and Gradient Lens Corporation.

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera, Sumitomo and Kaifa (JDS Uniphase). Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing specialty and hybrid components according to particular OEM specifications.

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

Manufacturing

Molded Aspheres and GRADIUM

All of our manufacturing is done in a 41,000 square foot production facility in Orlando, Florida. With unused space remaining in this facility, we believe our space is adequate to accommodate foreseeable needs of the Company. The facility features areas for each step of the manufacturing process including tooling and coating work areas, pre-form manufacturing, and a clean room for pressing and integrated assembly. The production facility retains an emphasis on automation, particularly in the isolator and collimator lines moved from California and New Mexico, respectively, in fiscal 2003. The facility includes new product development labs and space that include development and metrology equipment.

The molded glass asphere manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The plant also features a tooling and machine shop, which can support: new product development; commercial production requirements for our lens holders; and the fabrication of proprietary press workstations and mold equipment.

In Orlando, we have furnaces to produce boules and glass coring equipment for our current needs of GRADIUM for our sales in the U.S. and Europe. We also obtain GRADIUM boules from Hikari Glass in Japan, from whom we have an agreement to obtain a royalty for their sales of GRADIUM in Asia.

We are ISO 9000:2001 certified. Much of our product qualification is performed in-house. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPC’s) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market as our customers demand rigorous testing prior to their purchase of our products.

Isolators

In our Orlando clean room, our isolator manufacturing equipment includes dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. The primary benefits of our approach to manufacturing are (i) reduced costs as a result of higher yields and throughput, and (ii) product consistency as a result of eliminating manual labor. We believe we are the only manufacturer of free-space isolators currently using automated manufacturing.

Collimators

Our collimator assembly workstations in our Orlando clean room include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations.

Subcontractors and Strategic Alliances

We believe that low-cost manufacturing will be crucial to our long-term success. In that regard, we have generally used subcontractors in our production process to accomplish certain processing steps requiring capabilities that are specialized and that we have never acquired. For example, we presently use a number of qualified subcontractors for fabricating some lenses, polishing certain lenses where required, and coating them.

Our proprietary GRADIUM boules are produced by an Asian partner under agreement with us, which remits a royalty to us for its sales to customers in Asia. This arrangement allows our product to gain sales exposure in Asia and provides us with a second source for boule production.

We have taken steps to protect our proprietary methods of repeatable high-quality manufacturing by patent disclosures and internal trade secret controls.

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. However, one such glass is a glass composition licensed from and manufactured by Corning, Inc. and represents a substantial majority of our molded aspheric lens production. Corning is currently our sole source for this glass composition. We believe that a satisfactory supply of this Corning composition will continue to be available at competitive prices, although there can be no assurance in this regard. Additional sources of other glass compositions are available, and we have been testing such compositions in the event that their use becomes economically desirable to serve certain markets, or necessary due to the loss of Corning as a supplier.

Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of major optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers. We believe that a satisfactory supply of such production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

We also rely on local and regional vendors for component materials and services such as chemicals and inert gases, specialty ceramics, UV and AR coatings, and other specialty coatings. To date, we have found a suitable number of qualified vendors for these materials and services.

We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied primarily by Corning. To date, we have been able to acquire an ample supply of polarizing glass. Garnet and other crystals used in our isolator products are provided by a number of vendors, including Sumitomo, TDK and Triquint. Available quantities and adequate pricing of garnet is available in the open market. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard.

We rely on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain products require external processing such as brazing and metalization. To date, we have found a suitable number of qualified vendors.

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are both owned and maintained by us and licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expires in 2006; the remainder expire at various times through 2019. Patent applications corresponding to some our U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

LightPath® is registered as a service mark in the United States and GRADIUM and Polycoat® are also registered trademarks. Other trademarks are held out and used by us under common law, such as CircuLight™.

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

We do not believe that any of our products or processes infringe any U.S. or foreign patent rights of any other party; however, our products or processes may infringe or be found to infringe on another party’s U.S. or foreign patent, or patent application. Patent applications in the United States are maintained in secrecy until the patent is issued. We could incur substantial costs in defending ourselves in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability for us to make, use, distribute and sell products.

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

To our knowledge there are currently no federal, state or local regulations that restrict the manufacturing and distribution of our products. Certain end-user applications require that the complete optical systems receive government approval, such as U.S. Food and Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be responsible for the license and approval process.

New Product Development

For many years, we were engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, new product development efforts were broadened or acquired that led to the development of our capabilities in molded aspheric lenses, isolators and collimators. Today, however, as part of our cash conservation strategy, we conduct no basic research and development. Our efforts in this area are concentrated on product development to support existing and new customers in the design and manufacture of items in our three basic product lines: lenses, isolators and collimators.

As a result, our present new product development efforts are focused on markets that include YAG lasers, defense, medical devices, barcode scanners, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during the fiscal years, 2004, 2003 and 2002 of $1,022,299, $2,801,709 and $7,109,415, respectively. We currently plan to expend approximately $1.3 million for new product development during fiscal 2005, which could vary depending upon revenue levels, customer requirements and market opportunities perceived.

Employees

At July 30, 2004, we have 88 full-time equivalent employees, primarily in Florida. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2005. Eight of our present employees are engaged in management, administrative and clerical functions, 8 in new product development, 9 1/2 in sales and marketing and 62 1/2 are in production and quality functions. Additionally we have 37 persons on temporary or contractor status. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees is represented by a labor union.

Executive Officers

As of August 2004, the following individuals are serving as executive officers:

Kenneth Brizel has served as a Director of LightPath, CEO and President since July 2002. Mr. Brizel has spent more than 20 years in the communications and microelectronics industries. From October 2000 until July 2002 he was Senior Vice President Strategy and Business Development for Oplink Communications. From April 1997 to September 2000, Mr. Brizel was Director of Strategic Marketing for Optoeletronics and Network Communications Integrated Circuits groups within Lucent Microelectronics. Mr. Brizel’s diverse experiences include assignments at RCA/GE, Lucent/Agere, Mostek and Star Semiconductor before joining Oplink. His responsibilities spanned sales, engineering, marketing strategy and business development. Mr. Brizel received his Bachelor of Science and Master of Science degrees in Electrical Engineering from Rensselaer Polytechnic Institute in Troy, New York.

Monty Allen has been Chief Financial Officer, Secretary and Treasurer since August 2003. From August 2001 to July 2003, he was an independent business and financial consultant. Mr. Allen served as the CFO of GlobeNet Capital Corporation from August 1999 to August 2001. GlobeNet was a privately-held developer of trading system software, subsequently acquired by Archipelago. From August 1995 to August 1999, he was the CFO of Autonomous Technologies Corporation, a publicly-held developer of laser refractive surgical equipment, which is now part of Alcon Labs. Mr. Allen has earlier CFO and sales management experience as well public accounting experience at the start of his career with KPMG and Deloitte & Touche. Mr. Allen is a certified public accountant and earned an M.B.A. from Harvard Business School and a Bachelor of Science in Accounting from Florida State University.

Bruce Bernacki has been Chief Technology Officer since August 2003. Dr. Bernacki previously held the position of Vice President of Research and Development from September 2002 to August 2003. He joined our Geltech research and development group in July 2000, prior to its acquisition by LightPath. Earlier, Dr. Bernacki was in product development management positions with Siros Technologies from November 1999 to July 2000 and Iomega from September 1997 to November 1999. He has worked in the optics industry for 20 years holding positions in optical data storage for both magneto-optical and phase change media. His early career experience includes development positions with Oak Ridge National Laboratory and the U.S. Air Force. Dr. Bernacki is the inventor or co-inventor of five U.S. Patents and holds a Ph.D. and Master of Science in Optical Sciences, as well as a Bachelor of Science in Electrical Engineering, all from the University of Arizona.

James Magos has been our Senior Vice President of Sales since August 2003. From January 1999 to August 2003, Mr. Magos was Vice President and Chief Operating Officer for Cardinal Components Inc., a crystal manufacturer. Earlier, he served as Vice President of Sales & Marketing for IQ Systems, Inc. and in other sales and marketing roles for Star Semiconductor, Logic Device Corporation, and Harris Semiconductors (Intersil). Mr. Magos earned his B.S. in Business Management from Long Island University and attended management training at the University of Pennsylvania’s Wharton Business School.

Edward Patton has been our Vice President of Marketing since January 2003. He joined Geltech’s sales and marketing group in 1998, prior to its acquisition by LightPath. Mr. Patton has held a variety of senior positions in the photonics industry with firms that have marketed products including optics, detectors, thin-film filters, and laser diodes into such markets as medical, industrial, defense and communications. For example, Mr. Patton served as Vice President Sales & Marketing at both EG&G Optoelectronics and Graseby Electro-Optics and served as President & General Manager of Graseby Infrared. Mr. Patton earned his Bachelor of Science from Northeastern University.

Robert Reichert has been our Vice President of Operations since March 2004. From April 2001 to October 2003, he was the COO of Covega, a high-tech, optoelectronic components manufacturer and from 1981 to April 2001 he was a manufacturing executive for Allied-Signal/Honeywell, most recently at their Centers for Microelectronic Technology and Solid State Electronics. Mr. Reichert has earned the Six Sigma Quality System “Black Belt” designation with training and experience in related disciplines such has lean manufacturing, total quality, integrated supply chain management, and other plant floor productivity initiatives. Mr. Reichert earned his B.S. in Business Management from the University of Maryland.

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

Our fiscal year ends on June 30 and references to years in this Form 10-K refer to our fiscal year ended as of June 30 of the referenced calendar year.

A. Risks Related To Our Business and Financial Results

We Have A History Of Losses And If We Continue To Incur Losses Our Business May Fail. We have incurred net losses of $5.4 million, $21.2 million and $50.7 million for fiscal years 2004, 2003 and 2002, respectively, and we had an accumulated deficit approaching $183 million as of June 30, 2004. While our revenues increased modestly during fiscal 2004 for the first time since 2001 and our losses narrowed, we still will require higher levels of business in order to achieve profitability. In fiscal years 2002 and 2003, we experienced sharply reduced revenues due to the widespread softening of the U.S. economy and the telecommunications industry in particular. We experienced substantial order cancellations and abandonment primarily in fiscal 2002 and extensions of product shipment dates by our customers who adjusted their inventory levels in response to industry contraction. While these cancellations and extensions adversely impacted our revenues and resulted in higher inventory levels than required to support our sales levels at that time, we believe we have largely worked through those matters. Our success in achieving higher sales levels and reaching profitability is now conditioned on our current business strategy and its interplay with the multiple markets that we now serve. Even if we achieve profitability, given the competition in our optical markets, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

In fiscal 2004, as in fiscal 2003, we made progress toward reducing our operating cash outflow. However, the Company is not yet self-sustaining from a positive cash flow standpoint. The Company’s cash used in operations was approximately $0.4 million (of the $2.4 million used in the year) for the fourth quarter of fiscal 2004. Our fiscal 2005 operating plan and financial projections project sales growth, and improving margins, offset in part by increased operating expenses in all departments. The projections show the potential for achieving cash flow breakeven during the course of the 2005 fiscal year. However, the operating plans and financial projections may not be fully achieved. If the projections are not met, we may have to either raise debt or equity capital or further reduce operating costs to maintain a sufficient cash balance to operate throughout fiscal 2005. Factors which could increase cash used in future quarters include, but are not limited to, failure to extend recent sales increases into future quarters, actual declines in revenue, renewed collectibility issues with regard to accounts receivable, increased material costs, increased labor costs, increases in our annual insurance premiums for property and casualty, medical or director & officer liability coverages, and increases in discretionary spending. Should we find it necessary to raise additional funds, we may find that such funds are either not available or are available only on terms that are unattractive in terms of cost or dilution of existing shareholders’ interests, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs, or to discontinue operations altogether. Should that occur, the realizability of our assets, especially inventory, property and equipment, intellectual property and our remaining intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

We May Need External Financing In Order To Fund Our Operations And Plans For Sales Growth. While we continue to take actions to reduce cash used in operations, there can be no assurance that we will generate sufficient cash to fund our future operations and growth strategies. As we did in fiscal 2004, we may need to obtain external financing in the future. We do not have any material commitments from others to provide additional financing in the future and there can be no assurance that any such additional financing will be available if needed; or, if available, will be on terms acceptable to us. In the event such needed financing is not obtained, our operations will be materially adversely affected and we could be forced to cease or substantially reduce operations. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve substantial restrictive covenants or require the pledging of substantial of our assets.

Because Of Our Dependence On A Few Key Customers, The Loss of Any Key Customer Could Cause A Significant Decline in Our Revenues. In fiscal 2004 and 2003, Intel Corporation accounted for 16% and 10% of our net revenue, respectively. In fiscal 2002, Finisar Corp. accounted for 24% of our net revenue. In fiscal 2004 we had two other customers that accounted for more than 5% of our net revenue but less than 10%. Part of our strategy in fiscal 2004 has been to gain key customer relationships of more significance and impact to generate higher revenues at lower costs. This strategy has met with some success and therefore we believe that that our operating results will continue to be notably dependant on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

Order Cancellations And Extensions Of Product Shipment Dates By Customers Can Hinder Our Ability To Achieve Profitability. Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. In recent years, we have experienced material order cancellations and significant extensions of product shipment dates by some of our customers. If current customers stop placing orders, or unexpectedly reduce orders, we may not be able to replace these orders with orders from new customers and our ability to achieve profitability will be adversely affected. The majority of our current customers do not have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided.

Our New Market Penetration Efforts Are At An Early Stage Of Development And May Not Prove Successful. Our efforts to diversify our sales to additional optical applications in multiple industries are still in an early phase and our current line of products have not generated sufficient revenues to sustain our operations. While we have fiscal 2004’s evidence of sales gains to cause us to believe our existing products are commercially viable, we anticipate the need to continue to engage in vigorous sales and marketing activities, including education, in order to generate market demand. Further, market feedback may require us to further refine these products. Development of additional product lines will require significant further development, testing and marketing prior to commercialization. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

Some of Our Products Have Not Been Demonstrated To Be Commercially Successful. Although our optical lens products have been accepted commercially, the benefits of the GRADIUM glass line are not widely known and must be introduced as we can afford in markets that we believe would benefit from the performance characteristics of GRADIUM. Many prospective customers will need to make substantial expenditures in order to redesign products to incorporate our GRADIUM lenses. There can be no assurances that potential customers will view the benefits of our products as sufficient to warrant such design expenditures.

Our collimator products have not yet achieved broad commercial acceptance; our isolator production capability and sales, while encouraging at this point, are only four years old; and some of our molded aspheres applications are new. There can be no assurance that any of these will be commercially viable products or produce significant revenues. Further, there is no assurance that any products currently existing or to be developed in the future will attain sufficient market acceptance to generate significant additional revenues that are necessary for our success. We must also satisfy industry-standard Telcordia testing on telecommunication products to meet customer requirements, as well as satisfy prospective customers that we will be able to meet their demand for quantities of products, since we may be the sole supplier and licensor. We do not have lengthy experience as a manufacturer for all our product lines and have limited financial resources. We may be unable to accomplish any one or more of the foregoing to the extent necessary to develop commercially successful market acceptance of our products.

Our Relatively Short Operating History May Hinder Our Ability to Accurately Forecast Revenues and Expenses. Although almost 20 years old, LightPath has only generated significant revenues (higher than $5 million per year) since fiscal 2000. Through fiscal 1996, our primary activities were basic research and development of glass material properties. Because of this short and highly variable operating experience and the turnover in management in the last two years, we have in the past and may in the future be unable to accurately forecast our revenues from sales of our products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. New product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results, including cash flows, and may result in further volatility of or a decline in our stock price.

If We Are Unable To Develop And Successfully Introduce New And Enhanced Products That Meet The Needs Of Our Customers, Our Business May Fail. Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from new product development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve efficient volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

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

We Anticipate Further Reductions in the Average Selling Prices Of Our Products and Therefore Must Increase Our Sales Volumes, Reduce Our Costs and/or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of some of our products over the last three years, including most of our passive component products. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

Because Of Our Limited Product Offerings, Our Ability To Generate Additional Revenues May Be Adversely Affected. We derive a substantial portion of our net revenues from a limited number of products. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical market products had declined materially in recent years; however, demand has improved during fiscal 2004. Continued and expanding market acceptance of these products is critical to our future success. We cannot provide assure that, once the communication industry and general economic conditions improve, our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations.

If We Don’t Expand Our Sales and New Product Development Organization Our Revenues May Not Increase. The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers’ organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. Currently, our sales and new product development organizations are limited. While we had some success increasing sales in fiscal 2004 with little growth in our sales staff, we believe we will need to increase our sales and new product development forces in order to further increase market awareness and sales of our products. There is competition in our industry for qualified individuals and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales and new product development organizations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our revenues.

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

Our Products Have Long And Variable Sales Cycles Which Reduce Our Ability to Accurately Forecast Revenues. The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle (often one year or longer). While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and new product development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. We cannot predict the length of these sales and development cycles. These long sales cycles, coupled with the uncertain effects of the slowdown and expected recovery in the U.S. economy, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

Current And Pending Litigation May Adversely Impact Operating Results. On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”), asserting causes of action of securities fraud, common law fraud, breach of fiduciary duty, civil conspiracy, negligent misrepresentation and fraudulent inducement. Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and alleged misrepresentations by the company in connection therewith, and sought damages and equitable relief based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant.

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

Sales, Political, Currency And Other Risks Associated With Our International Sales Could Negatively Impact Our Business. For fiscal 2004, approximately 17% of our net revenues were from sales to international customers. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	the impact of recessions or slow growth in economies outside the United States, particularly Europe;

•	unexpected changes in regulatory requirements;

•	unexpected changes in foreign demand in response to exchange rate fluctuations;

•	certification requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

While we expect our international revenues to be denominated predominantly in U.S. dollars, in the future a portion of our international revenues and expenses may be denominated in foreign currencies. Accordingly, we could experience the risks of fluctuating currencies and corresponding exchange rates.

We also source certain raw materials from outside the United States. Some of those materials, priced in non-dollar currencies, have risen in price due to a decline of the U.S. dollar against non-dollar-pegged currencies, especially the Euro, since 2002. This lowers our margins and reduces our ability to reach positive cash flow and profitability.

Our Business Has Been Subject To Fluctuations in Quarterly Results And Continued Fluctuations Could Negatively Impact Our Stock Price. The market price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results. Revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter. For example, as a result of revenues associated with any of our key customers, any cancellation of orders from a key customer could result in significant fluctuations in quarterly and annual results. Quarterly results have also been and may continue to be affected by asset write-downs associated with communications market weakness, our recent headquarters and plant consolidations and other matters, including negative cash flow.

We May Issue Additional Securities With Rights Superior To Those Of The Common Stock, Which Could Materially Limit The Ownership Rights Of Investors. We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital as we did in fiscal 2004. The board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of the stockholders. It is possible that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock. We have no present plans to issue any common stock, convertible preferred stock or any other preferred stock but are seeking shareholder approval to do so up to 1.2 million shares of our Common Stock Class A without further specific shareholder approval thereafter, subject to possible Nasdaq requirements and limitations which may be more restrictive than our stockholders approval, if obtained.

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

Statements of or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, have from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have appeared unrelated to the operating performance of these companies. Although our shares are publicly traded on Nasdaq SmallCap Market, the trading market for our shares can be limited. During the three months ended July 30, 2004, Nasdaq-reported trading volume for our shares averaged 7,081 shares per trading day. We cannot forecast or control any material increase in the trading volume for our shares. A lack of an active trading market for our shares could negatively impact stockholders’ ability to sell their shares when they desire and the price that they might obtain.

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

Our Management And Principal Shareholders Control A Substantial Amount Of Our Stock And May, Therefore, Influence Our Affairs. If our management and a few principal shareholders act in concert, disposition of matters submitted to shareholders or the election of the entire Board of Directors may be hindered. We estimate that management, including directors, and our principal shareholders (shareholders owning more than 5% of our Common Stock) beneficially owned approximately 22% of the aggregate Common Stock outstanding as of August 23, 2004.

Our Charter Documents And Delaware Law May Inhibit A Takeover. In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our Common Stock. Our Certificate of Incorporation, Bylaws and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to:

•	staggered-terms of service for our Board of Directors,

•	the authorization of the Board of Directors to issue shares of undesignated preferred stock in one or more series without the specific approval of the stockholders,

•	the fact that in 1998 we adopted a stockholder rights plan and declared a dividend distribution of a right to purchase one share of Series D Participating Preferred Stock for each outstanding share of Class A common stock. The description and terms of such rights are set forth in a Rights Agreement dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent. A copy of the Rights Agreement and related documents were previously filed as an Exhibit to the Company’s filings with the SEC.

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings, and

•	the fact that special meetings of the stockholders may be called only by our Chairman, President or upon the request of a majority of the Board of Directors.

All of these provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law (to which we are subject), could impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Outstanding Warrants, Stock Options and Restricted Stock Agreements May Inhibit Our Ability To Accomplish Future Financings and Adversely Affect Our Stock Price. The existence of our outstanding warrants, options and restricted stock and the potential for sales of significant amounts of previously unregistered shares of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the terms on which we can obtain additional financing or the prevailing market price of our Common Stock. As of August 23, 2004 there were issued and outstanding:

•	3,375,770 shares of our Common Stock, including unvested restricted stock grants for 86,645 shares of Common Stock;

•	warrants issued in private placement and other transactions pursuant to which 246,568 shares of Common Stock are issuable, at an weighted average exercise price of approximately $10.29 per share; and

•	outstanding options to purchase an aggregate of 107,686 shares of Common Stock, with an average exercise price of approximately $76.98 per share.

In addition, 16,377 shares of Common Stock were reserved as of August 23, 2004 for issuance pursuant to future grants to be made under our Amended and Restated Omnibus Incentive Plan.

For the life of such options and warrants, the holders will have the opportunity to profit from a rise in the price of the underlying common stock, with a resulting dilution in the interest of other holders of common stock upon exercise or conversion. Further, the option and warrant holders can be expected to exercise their options and warrants at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued common stock on terms more favorable than those originally provided by such options or warrants. Of the total number of shares of Common Stock currently issued and outstanding, we estimate that there are likely a small number, if any, of unregistered shares of Common Stock outstanding, and only those which remain unvested under restricted stock grants may not be freely traded or may be otherwise restricted from trading under certain volume and other restrictions set forth in Rule 144 promulgated under the Securities Act.

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

We May Have Difficulty Obtaining Director And Officer Liability Insurance In Acceptable Amounts For Acceptable Rates. We carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims are extremely expensive to defend against and resolve; therefore, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of these insurance coverages. In recent years the premiums we have paid for this insurance have increased substantially. During fiscal 2004 we have been able to renew our D&O insurance for a reduction in premium over the prior year. We cannot assure that, in the future, we will be able to obtain what we believe to be sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Further, due to our available financial resources at the time the current coverage expires (February 2005), we may be unable to pay for or we may choose not to seek as much coverage as we believe to be sufficient. Failure or inability to obtain such insurance, or the election to accept less than we believe sufficient or none at all, could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, obtaining such insurance in an inadequate amount or obtaining none at all may impair our future ability to retain and recruit qualified officers and directors.

Business Interruptions Could Adversely Affect Our Business. We manufacture all of our products at a single manufacturing facility in Orlando, Florida, and our revenues are dependent upon the continued operation of this facility. This facility is subject to a lease that expires in 2008 unless renewed pursuant to terms mutually agreeable to our landlord and us. Our operations are vulnerable to interruption by fire, hurricane winds and rain, electric power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan, and we do not have a backup facility or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of the facility or if the facility ceases to be available to us for any other reason. If we are required to rebuild or relocate our manufacturing facility, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities may be subject to electrical blackouts as a consequence of a shortage of available electrical power. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facility. Any losses or damages incurred by us as a result of blackouts, rebuilding, relocation or other business interruptions, including the aforementioned, could result in a significant delay or reduction in manufacturing and production capabilities, impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in reduced sales, lost revenue, and/or loss of market share, any of which could substantially harm our business and the results of operations.

As an example of this type of risk, the Company experienced an electric power outage at its facility caused by a storm named “Hurricane Charley” from the evening of August 13, 2004 to the morning of August 17, 2004. During this period, the Company was without the use of its production capacity and lost approximately six shifts of production. The Company believes it will be able to make up this loss of production time during the course of the remaining six weeks of the fiscal quarter.

Our Business Depends, In Part, Upon The Efforts Of Third Parties, Which We Cannot Control. Part of our strategy for the development and commercialization of certain products entails entering into various arrangements with corporate partners, OEMs, licensees and others in order to generate product sales, license fees, royalties and other funds adequate for product development or to enhance commercial prospects. We may also rely on our collaborative partners to conduct research efforts, product testing and to manufacture and market certain of our products. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can also be no assurance that we will be successful in establishing any such collaborative arrangements or that, if established, the parties to such arrangements will assist us in commercializing products. We have a non-exclusive agreement with a catalog company to distribute certain of our products. We have agreements with nine foreign and one domestic distributor to create markets for GRADIUM and our other products in their respective countries or market segments. There can be no assurance, however, that these parties, or any future partners, will perform their obligations as expected or that any revenue will be derived from such arrangements.

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

The Loss Of, Or Our Inability To Hire, Key Personnel Would Reduce Our Ability To Manage Our Business Effectively. Our future success depends upon the continued services of our executive and non-executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our management. We also depend upon our ability to attract additional members to our operations teams to support our strategy. The loss of any of these key employees would adversely affect our business. We had 88 full-time equivalent employees on July 30, 2004. We expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

We Rely On The Efforts Of Our Chief Executive Officer, And The Loss Of His Services Could Materially Adversely Affect Our Business. Our success will be largely dependent upon the personal efforts and abilities of Kenneth Brizel, our President and Chief Executive Officer. Mr. Brizel is not bound by an employment agreement. If Mr. Brizel ends his relationship with the company before a qualified replacement is found, then our business, prospects and results of operations could be materially adversely affected.

B. Risks Related To Manufacturing Our Products

If We Do Not Accurately Project Demand For Our Products, We Will Have Excess Manufacturing Capacity Or Insufficient Manufacturing Capacity Which Can Adversely Affect Our Financial Results. We currently manufacture all of our products in our facilities located in Orlando, Florida. While demand for our products seems to have improved in fiscal 2004, we intend to operate at a “right-sized” production level during fiscal 2005 while retaining flexibility to meet demand if it should increase in the near future. We will accomplish this, in part, by maintaining some of our production workforce as temporary employees or contractors.

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

If Our Customers Do Not Qualify Our Manufacturing Lines For Volume Shipments, Our Operating Results Could Suffer. Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Customers may require that we be registered under international quality standards, such as the ISO 9000 series. This customer qualification process determines whether our manufacturing lines meet the customers’ quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program.

We Depend On Single Or Limited Source Suppliers For Some Of The Key Materials In Our Products, Which Makes Us Susceptible To Supply Shortages Or Price Fluctuations. We currently purchase several key materials used in the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The decline in demand in the telecommunications equipment industry may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. In some cases, suppliers may limit, restrict or cease their sales to us due to our financial status as evidenced by our filings as a public company. Any interruption or delay in the supply of any of these materials, or the inability to obtain these materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, negatively affecting our business.

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

C. Risks Related To Our Intellectual Property

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

We Do Not Have Patent Protection For Our Formulas And Processes, And A Loss Of Ownership Of Any Of Our Formulas And Processes Would Negatively Impact Our Business. We believe that we own our formulas and processes. However, we have not sought, and do not intend to seek, patent protection for all of our formulas and processes. Instead, we rely on the complexity of our formulas and processes, trade secrecy laws, and employee confidentiality agreements. However, we cannot assure you that other companies will not acquire our confidential information or trade secrets or will not independently develop equivalent or superior products or technology and obtain patent or similar rights. Although we believe that our formulas and processes have been independently developed and do not infringe the patents or rights of others, a variety of components of our processes could infringe existing or future patents, in which event we may be required to modify our processes or obtain a license. We cannot assure you that we will be able to do so in a timely manner or upon acceptable terms and conditions and the failure to do either of the foregoing would negatively affect our business, results of operations, financial condition and cash flows.

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

On February 11, 2004, the University of Florida Research Foundation, Inc. (“UF”) notified us that we were in default under the terms of the Amended and Restated License Agreement (“UF Agreement”) for failure to pay certain back royalties and in April 2004 notified us that they had terminated the UF Agreement. UF claims that we owe $83,000 in unpaid royalties. While we dispute the amount owed and have been in discussion with UF about the matter, we do not believe that the termination of the UF Agreement has materially adversely affected our business since the licensed technology had never generated annual sales in excess of 3% of our total revenues from a single customer who had previously notified us that they were ceasing purchase of the product. The Company and UF are in continued discussions about this matter.

Item 2. Properties

The Company occupies a 41,000 square foot facility in Orlando, Florida. The Orlando facility includes a 9,000 square foot clean room and 8,000 square feet used for storage. Lease terms on the Florida facility call for monthly rental payments of approximately $70,000 until November 2008, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs. At June 30, 2004, all of the Company’s physical assets, employees and operations were conducted from this facility, except for territorial sales personnel who office from their homes for the Company to serve their geographical territories. The Company believes that this facility is suitable and adequate for its immediate business needs and for up to two additional years.

We previously leased an 11,500 square foot facility for office space and research and development in Warren, New Jersey, which we closed in fiscal 2002. We are obligated to make monthly rental payments of approximately $19,000 until May 2005. As of September 2002, the Company assigned this lease to a new tenant with the landlord’s approval but we remain currently obligated to make monthly payments to the new tenant of approximately $3,500 until May 2005.

Item 3. Legal Proceedings

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”), asserting causes of action of securities fraud, common law fraud, breach of fiduciary duty, civil conspiracy, negligent misrepresentation and fraudulent inducement. Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and alleged misrepresentations by the company in connection therewith, and sought damages and equitable relief based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Class A Common Stock is traded on the Nasdaq SmallCap Market (“SCM”) under the symbol “LPTH”. The Company’s application to trade on the SCM was approved March 31, 2004, and trading on the SCM began on April 5, 2004.

The following table sets forth the range of high and low bid prices for the Class A Common Stock for the periods indicated, as reported by Nasdaq from the appropriate market. The quotation information below reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices shown have been adjusted, where applicable, for the Company’s 1-for-8 reverse stock split in the quarter ended March 31, 2003.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2004
Quarter ended June 30, 2004	$7.52	$3.85
Quarter ended March 31, 2004	$7.50	$2.68
Quarter ended December 31, 2003	$3.16	$2.50
Quarter ended September 30, 2003	$3.60	$2.09

Fiscal Year Ended June 30, 2003
Quarter ended June 30, 2003	$3.83	$1.08
Quarter ended March 31, 2003	$2.80	$1.21
Quarter ended December 31, 2002	$6.39	$2.08
Quarter ended September 30, 2002	$6.96	$3.04

As of July 30, 2004, we estimate there were approximately 330 holders of record and approximately 12,000 street name holders of the Class A Common Stock.

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

Item 6. Selected Financial Data

The table below presents portions of our consolidated financial statements and is not complete. The selected financial data set forth below for the years ended June 30, 2000 through 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements.

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

In 000’s except per share data	Fiscal Year ended June 30
	2004	2003	2002	2001	2000
Total Revenues	$8,332	$6,785	$12,507	$26,143	$2,266
Cost of Sales	6,283	8,149	15,184	15,296	1,310
Operating Loss	(5,973)	(19,312)	(51,582)	(63,126)	(16,198)
Net loss applicable to common shareholders	$(5,598)	$(21,192)	$(50,745)	$(60,853)	$(17,842)
Basic & Diluted Net Loss per share	$(1.98)	$(8.20)	$(20.50)	$(25.54)	$(14.88)
Number of shares used in per share calculations	2,831	2,585	2,476	2,383	1,198

	As of June 30,
Total Assets	$9,681	$12,498	$36,977	$84,290	$100,713
Working Capital	4,593	4,935	14,139	35,375	59,129
Stockholders’ Equity	$7,989	$11,181	$32,442	$76,607	$98,298

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

Liquidity and Capital Resources

History: From February 1996 (when our IPO occurred) to fiscal 2001, inclusive, we raised a net total of approximately $86 million from the issuance of common and preferred stocks, the sale of convertible debt and the exercise of options and warrants on our capital stock. We did not have any equity or debt financing transactions in fiscal 2002 or fiscal 2003; however in fiscal 2004 we raised approximately $2 million from the issuance of common stock.

Our optical product markets experienced a severe downturn beginning in 2001, which continued into 2003 and resulted in a significant decline in the demand for our products over that period. In 2004, we believe that some improvement occurred in demand for our products in several of our markets. Nevertheless, we did not reach a status of positive cash flow or profitability during this fiscal year. We have developed our operating plan for fiscal 2005 and believe the Company has adequate financial resources for achievement of that plan. Nevertheless, we will be managing against that plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. Such necessary actions, in addition to cost controls and vigorous sales activities, may include exploring strategic options for the sale of the Company or of some of the

Company’s product capabilities. It is also possible that the Company may be required to seek additional external financing in fiscal 2005, which may not be available on reasonable terms and could be highly dilutive to current shareholders. The Company has no firm commitments for any material future financing at this time and we have a cash balance of approximately $2.5 million at July 30, 2004. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable to us.

Cash flows: Cash used by operations during fiscal 2004 was approximately $2.5 million, a decrease of approximately $7.2 million from fiscal 2003. Throughout fiscal 2004, on a comparative basis to 2003, we reduced our cash expenditures through the favorable effect of the 2003 consolidations of equipment and facilities and significant overall reduction in employment. Cash use was also favorably affected in 2004 by operating improvements that generated a positive gross margin and other expense control measures.

While progress has been made to reduce operating cash outflow in fiscal 2003 and 2004, significant risk and uncertainty remains. The Company’s cash used by operations was approximately $0.5 million for the fourth quarter of fiscal 2004 and $0.1 million for the month ended July 2004. The fiscal 2005 operating plan and related financial projections we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related.

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

During fiscal 2004, we expended approximately $358,000 for capital equipment in comparison to $173,000 during fiscal 2003. The majority of the capital expenditures during fiscal 2004 were related to equipment used to enhance or expand our production capacity. The Company’s operating plan for fiscal 2005 estimates expenditures at similar levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

Key Performance Indicators

How we operate

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

Our key indicators

Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. The Company believes that its non-financial production indicators, such as those noted, are proprietary information.

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level busincss cycle:

•	sales backlog

•	inventory levels

•	accounts receivable levels and quality

These indicators are similarly used to determine tactical operating actions and changes and are discussed in more detail below.

Sales Backlog:

Going forward, sales growth will be our best indicator of success. Our best view into the effectiveness of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “Disclosure Backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, higher backlog is better for the Company.

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2004	6/30/2004	$3,280,000
Q3-2004	3/31/2004	$2,810,000
Q2-2004	12/31/2003	$1,520,000
Q1-2004	9/30/2003	$1,440,000
Q4-2003	6/30/2003	$1,360,000
Q3-2003	3/31/2003	$1,640,000

Note: Due to the consolidation of multiple accounting systems after 12/31/02, comparative data is not available for quarters prior to Q3-2003

We believe this general trend toward increase in the Disclosure Backlog is attributable to several factors:

•	better organized and more concentrated sales efforts

•	a stronger general economy, including in products requiring optics such as we produce

•	our efforts to increase the proportion of our business that is under larger or longer-term orders and supply agreements, and

•	new products

Inventory levels:

Inventory levels are managed by the Company to minimize investment in working capital and still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. The table below shows the Company’s DCSI for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DCSI (days)
Q4-2004	6/30/2004	72
Q3-2004	3/31/2004	63
Q2-2004	12/31/2003	57
Q1-2004	9/30/2003	82
Fiscal 2004 average		69
Q4-2003	6/30/2003	58
Q3-2003	3/31/2003	72
Q2-2003	12/31/2002	76
Q1-2003	9/30/2002	95
Fiscal 2003 average		75

Accounts receivable levels and quality:

Accounts receivable levels are similarly managed by the Company to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows the Company’s DSO for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2004	6/30/2004	59
Q3-2004	3/31/2004	59
Q2-2004	12/31/2003	66
Q1-2004	9/30/2003	66
Fiscal 2004 average		62
Q4-2003	6/30/2003	65
Q3-2003	3/31/2003	65
Q2-2003	12/31/2002	52
Q1-2003	9/30/2002	61
Fiscal 2003 average		61

The table below presents certain of our significant contractual obligations as of June 30, 2004. The operating leases relate to real estate and are commitments that are expensed as paid per the terms of the related contracts.

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Comments
Operating leases	845	1,696	1,249	—	Real estate leases with monthly payments
Other restructuring and exit costs	34	—	—	—	Balance of payments due on New Jersey lease assigned
Outstanding purchase obligations	870	—	—	—	Current purchase orders outstanding

Year ended June 30, 2004 compared to the year ended June 30, 2003

Consolidated Operations

Our consolidated revenues totaled $8.3 million for fiscal 2004, an increase of approximately $1.5 million or 22% compared to revenues for fiscal 2003 of $6.8 million. The increase was primarily attributable to increases in our aspheric lens and isolator products. While both represented increased total demand, the aspheric lens increases were from across several of the industries that we serve with that product line while the isolator increases were from just a few customers, mostly in communications markets, specifically data communications. Our operating plan for fiscal 2005 projects continued revenue gains from all product areas and all markets.

Fiscal 2004 consolidated cost of sales of $6.3 million was approximately 75% of net revenues of $8.3 million, compared to fiscal 2003 when our cost of sales was approximately 120% of net revenues. This improvement was caused by several factors. Primary among them was having the benefit of the 2003 consolidation in our manufacturing sites to enable us to operate without the overhead of severely underutilized facilities. Additionally, substantial work was accomplished to reduce materials costs and to rationalize the production lines when they were re-assembled in Orlando. Going forward into fiscal 2005, the emphasis will be continued unit cost reductions driven by efficient purchasing and higher yields from statistical process control applications. Our operating plan projects higher gross margin levels in fiscal 2005 than we achieved in fiscal 2004.

Selling, general and administrative expenses decreased by over $1.3 million to $5.2 million in fiscal 2004 from $6.5 million in fiscal 2003. The decrease was primarily due to lower headcount for parts of the year, some driven by the site consolidations and some by job consolidations in Orlando. Other improvements were realized from cost savings such as the reduction in our director and officers insurance premium in 2004 over 2003. Our operating plan for fiscal 2005 projects business levels that will require selling, general and administrative expenses to increase, primarily caused by selected headcount additions and expected cost increases in certain items.

New product development costs were reduced by $1.8 million to $1.0 million in fiscal 2004 from $2.8 million in fiscal 2003. Similar to SG&A costs, this decrease was primarily due to lower headcount in this department for part of the year driven by the site consolidations that occurred in 2003. Late in fiscal 2004 we increased headcount in new product development to support certain new product projects and to support customer requests for new or modified product designs as part of our sales and marketing process. Our operating plan for fiscal 2005 projects some increases in new product development spending in order to support increased quote and customer design activity as well as continue modest investment in new product projects.

In fiscal 2004 our amortization of intangibles decreased by approximately $0.7 million to approximately $1.9 million from approximately $2.7 million in fiscal 2003. The most significant component of our identified intangibles subject to amortization relates to the developed technology (molded aspheric lenses) from the Company’s acquisition of Geltech in fiscal 2001. That asset was determined to have a four-year life at the time of the acquisition, which was accounted for by the purchase method. That amortization will end after the first quarter of fiscal 2005 and amortization thereafter, in accordance with our operating plan, will be at a rate of approximately $600,000 per year.

We offered excess production equipment for sale throughout fiscal 2004 that was salvaged from our site consolidations in fiscal 2003 and we realized a gain of approximately $121,000 during the year on proceeds of $137,000. We do not anticipate further sales or such gains in fiscal 2005.

Other income and expense for fiscal 2004 contained several items that are generally not expected to be recurring:

•	We settled litigation in the third quarter of fiscal 2004 for gross proceeds of $790,000 to us, which was offset by legal costs of $187,000, for a net gain of approximately $600,000. We have no further litigation in which we are the plaintiff and therefore anticipate no such gain in fiscal 2005.

•	Our investment income in fiscal 2004 reached only $39,000 compared with over $400,000 in fiscal 2003 when available interest rates and our investable balances were higher. Our operating plan for 2005 continues to assume low available interest rates and modest investable balances and therefore investment income will be negligible.

•	The primary remaining balance in other income and expense is the amortization of the fair value of a warrant issued to a related party in early fiscal 2004. That amortization expense will be concluded after the first quarter of fiscal 2005.

Net loss for fiscal 2004 was approximately $5.6 million compared with $21.2 million in fiscal 2003, an improvement of approximately $15.6 million. This $15.6 million improvement in the current year was comprised approximately of:

•	gross margin improvement of $3.4 million

•	improved departmental operating costs of $3.1 million

•	reduced amortization of intangibles of $0.7 million

•	a lack of asset impairments compared with the prior year of $5.5 million

•	a reduction in reorganization and relocation expenses of $0.5 million

•	a prior year change in accounting principle of $2.3 million.

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

During fiscal 2003, selling, general and administrative costs decreased by $9.8 million from fiscal 2002 to $6.5 million. The decrease is due primarily to a $1.5 million legal settlement accrual included in fiscal 2002 and a $4.8 million decrease in stock-based compensation. In addition, the Company has taken additional actions to reduce costs, including consolidation of the Company’s New Mexico and California operating plants to its Orlando, Florida facility, and other targeted headcount reductions.

New product development costs decreased by approximately $4.3 million to $2.8 million in fiscal 2003 versus fiscal 2002, due primarily, to reduced personnel and discontinuation of the research and development efforts directed at developing an optical cross-connect switch.

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

During fiscal 2003, the Company also recorded approximately $0.5 million of reorganization and relocation expenses incurred in connection with its previously announced plans to consolidate its corporate headquarters and manufacturing facilities from New Mexico to Florida. These expenses consist primarily of costs to dispose and move equipment to Florida, employee relocation and travel expenses.

Investment and other income decreased approximately $0.7 million, to $0.4 million from $1.1 million, as interest earned on investments in fiscal 2003 declined due to lower available interest rates and a decrease in cash balances. In addition, fiscal 2002 included a gain on the sale of assets (other income) of approximately $0.4 million not present in fiscal 2003. Interest and other expense in fiscal 2003 and fiscal 2002 were not significant.

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

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified the most critical accounting principles upon which the Company’s financial statements depend. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; and (iv) intangible assets. These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 2 to the Company’s Condensed Consolidated Financial Statements.

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

Long-Lived Assets. We evaluate the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued an Exposure Draft (“ED”) of a proposed Statement, “Share-Based Payments,” that addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The ED would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “ Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method, preferably one called the binomial or “lattice” method. The ED as currently drafted would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2004 (our fiscal 2006), for public entities that used the fair-value-based methods of accounting under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for recognition or pro forma disclosure purposes. Since the Company is using and expects to continue using stock options in its compensation mix, the ED is likely to have the impact of increasing our reported costs for compensation which are classified as cost of sales, selling, general and administrative costs, and new product development costs. It is not expected to affect cash flow unless we choose to partially or wholly replace stock options with cash compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 and subsequently amended it with the issuance of Interpretation No. 46-R in December 2003. This Interpretation and its amendment addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on the Company’s consolidation financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements. It is possible that, in the future, we may find it desirable or necessary to seek external financing and we may enter into an agreement that would be governed by SFAS No. 150 whereby the financing we receive cannot be classified as equity in our consolidated balance sheet.

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

Item 8. Financial Statements and Supplementary Data

See index at page F-1 for the Financial Statements for each of the years in the three-year period ended June 30, 2004.

Supplementary Quarterly Financial Data (unaudited)

The following table summarizes unaudited, quarterly financial data for fiscal 2004 and 2003:

(In 000’s except per share data)	Fiscal 2004 – Quarters Ended
	September 30	December 31	March 31	June 30	Full Year
Sales	$1,754	$1,854	$1,951	$2,773	$8,332
Gross profit (loss)	563	227	326	933	2,048
Net loss	$(1,380)	$(1,979)	$(1,070)	$(1,170)	$(5,598)
Basic and diluted net loss per share	$(0.53)	$(0.76)	$(0.37)	$(0.36)	$(1.98)
Number of shares used in per share calculation	2,605	2,618	2,880	3,222	2,831

(In 000’s except per share data)	Fiscal 2003 – Quarters Ended
	September 30	December 31	March 31	June 30	Full Year
Sales	$1,645	$1,663	$1,688	$1,789	$6,785
Gross profit (loss)	(598)	(778)	(88)	101	(1,363)
Loss before cumulative effect of accounting change	(8,058)	(5,851)	(2,831)	(2,176)	(18,916)
Net loss	(8,058)	(8,127)	(2,831)	(2,176)	(21,192)
Net loss per share before cumulative effect of accounting change	$(3.12)	$(2.26)	$(1.10)	$(0.84)	$(7.32)
Basic and diluted net loss per share	$(3.12)	$(3.14)	$(1.10)	$(0.84)	$(8.20)
Number of shares used in per share calculation	2,585	2,585	2,585	2,585	2,585

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures required to be reported under this Item.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

During the fiscal quarter ended June 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2004 and 2003

Consolidated Statements of Operations—For the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—For the years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2) Exhibits

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A Common Stock and Class E-1 Common Stock, Class E-2 Common Stock, and Class E-3 Common Stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

21	Subsidiaries of Registrant	*

Exhibit Number	Description	Notes
23	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
*	Filed herewith.

(b) The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended June 30, 2004:

1. Current report on Form 8-K dated dated April 1, 2004, announcing LightPath’s transfer of common stock listing to the Nasdaq SmallCap Market and the completion of the Company’s registration of private placement shares.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets on July 1, 2002.

/s/ KPMG LLP

Orlando, Florida

August 11, 2004

LightPath Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,531,029	$3,367,650
Trade accounts receivable - net of allowance of $165,387 and $463,370, at June 30, 2004 and 2003, respectively	1,797,113	1,267,465
Inventories (Note 3)	1,457,027	1,074,562
Prepaid expenses and other	500,328	542,792

Total current assets	6,285,497	6,252,469

Property and equipment - net (Note 4)	2,343,783	3,096,606
Intangible assets - net (Note 5)	905,896	2,958,637
Other assets	145,913	190,352

Total Assets	$9,681,089	$12,498,064

Liabilities and Stockholder’ Equity
Current liabilities
Account payable	$656,263	$418,172
Accrued liabilities (Note 14)	428,896	382,891
Accrued payroll and benefits	565,935	428,682
Accrued restructuring costs (Note 7)	41,276	87,537

Total current liabilities	1,692,370	1,317,282

Commitments and contigencies (Note 14)

Stockholders’ equity: (Notes 8,9 and 11)
Preferred stock: 5,000,000 shares authorized; none outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 34,500,000 shares authorized; 3,222,549 and 2,584,591 issued and outstanding at June 30, 2004 and 2003, respectively	32,226	25,846
Additional paid-in capital	190,986,547	188,921,743
Accumulated deficit	(182,831,197)	(177,232,790)
Unearned compensation	(198,857)	(534,017)

Total stockholders’ equity	7,988,719	11,180,782

Total liabilities and stockholders’ equity	$9,681,089	$12,498,064

See accompanying notes to consolidated financial statements

LightPath Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30
	2004	2003	2002
Net Revenues	8,331,671	6,785,244	12,506,582

Cost of Sales	6,283,349	8,148,717	15,184,443

Gross Margin	2,048,322	(1,363,473)	(2,677,861)

Operating expenses
Selling, general and administrative	5,170,996	6,492,065	16,336,661
New product development	1,022,299	2,801,709	7,109,415
Asset impairments (Notes 5 and 6)	—	5,504,457	16,508,387
Amortization of goodwill and intangibles (Note 5)	1,947,562	2,670,384	7,889,741
Gain on sales of equipment	(121,303)	—	—
Reorganization and relocation expenses (Note 7)	1,766	480,369	1,059,680

Total costs and expenses	8,021,320	17,948,984	48,903,884

Operating Loss	(5,972,998)	(19,312,457)	(51,581,745)

Other Income (Expenses)
Gain on settlement of litigation—net	606,230	—	—
Investment and other income—net	40,037	403,825	1,102,259
Warrant, interest and other expenses (Note 15)	(271,676)	(6,819)	(203,851)

Loss before cumulative effect of accounting change	(5,598,407)	(18,915,451)	(50,683,337)
Cumulative effect of accounting change (Note 5)	—	2,276,472	—

Net loss	$(5,598,407)	$(21,191,923)	$(50,683,337)
Imputed dividend on preferred stock	—	—	(61,906)

Net loss applicable to common shareholders (Note 12)	$(5,598,407)	$(21,191,923)	$(50,745,243)

Basic and diluted net loss per share	$(1.98)	$(8.20)	$(20.50)

Number of shares used in per share calculation	2,831,128	2,584,595	2,475,923

See accompanying notes to consolidated financial statements

LightPath Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total
	Number of Shares	Amount
Balance at June 30, 2001	2,421,352	$24,214	$188,003,826	$(105,295,624)	$(6,125,576)	$76,606,840
Exercise of stock options	13,438	134	291,916			292,050
Issuance of common stock upon conversion of 16 shares Series F convertible preferred stock (not classified as equity)	149,801	1,498	1,477,478			1,478,976
Issuance of restricted stock awards, net of forfeitures			(312,308)		312,308	—
Stock-based compensation					4,809,720	4,809,720
Premium on Series F convertible preferred stock				(61,906)		(61,906)
Net loss				(50,683,337)		(50,683,337)

Balances at June 30, 2002	2,584,591	25,846	189,460,912	(156,040,867)	(1,003,548)	32,442,343

Issuance of restricted stock awards, net of forfeitures			(539,169)		539,169	—
Stock-based compensation					(69,638)	(69,638)
Net loss				(21,191,923)		(21,191,923)

Balance at June 30, 2003	2,584,591	25,846	188,921,743	(177,232,790)	(534,017)	11,180,782

Issuance of common stock	550,000	5,500	1,864,358			1,869,858
Issuance of warrants			315,364			315,364
Exercise of stock options	973	10	3,094			3,104
Issuance of restricted stock awards, net of forfeitures	86,985	870	(118,011)		117,141	—
Stock-based compensation					218,019	218,019
Net loss				(5,598,407)		(5,598,407)

Balance at June 30, 2004	3,222,549	$32,226	$190,986,547	$(182,831,197)	$(198,857)	$7,988,719

See accompanying notes to consolidated financial statements

LightPath Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30
	2004	2003	2002
Cash flows from operating activities
Net loss	$(5,598,407)	$(21,191,923)	$(50,683,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	2,276,472	—
Depreciation and amortization	3,043,201	4,324,085	10,922,531
Gain on sale of equipment	(121,303)	—	(117,665)
Provision for uncollectible accounts receivable	101,583	185,115	199,238
Write-off abandoned patents	105,179	—	79,333
Asset impairments	—	5,504,457	16,508,387
Stock-based compensation	218,019	(69,638)	4,809,720
Changes in operating assets and liabilities:
Trade receivables	(631,231)	107,618	820,047
Inventories	(382,465)	1,329,082	2,897,943
Prepaid expenses and other	402,266	981,023	(28,346)
Accounts payable and accrued liablities, including payroll	421,349	(2,156,910)	678,936
Accrued restructuring costs	(46,261)	(972,143)	1,059,680

Net cash used in operating activities	(2,488,070)	(9,682,762)	(12,853,533)

Cash flows from investing activities
Property and equipment additions	(358,333)	(172,725)	(2,757,528)
Costs incurred in acquiring patents and license agreements	—	(17,980)	(60,171)
Proceeds from sale of assets	136,820	152,043	904,841
Proceeds from note receivable	—	—	33,201
Investment in LightChip	—	—	(1,500,345)

Net cash used in investing activities	(221,513)	(38,662)	(3,380,002)

Cash flows from financing activities
Payment on notes payable and capital leases	—	(88,550)	(153,925)
Proceeds from issuance of common stock and exercise of stock options	1,872,962	—	292,050

Net Cash provided by (used in) financing activities	1,872,962	(88,550)	138,125

Net decrease in cash and cash equivalents	(836,621)	(9,809,974)	(16,095,410)
Cash and cash equivalents at beginning of year	3,367,650	13,177,624	29,273,034

Cash and cash equivalents at end of year	$2,531,029	$3,367,650	$13,177,624

Supplemental disclosure of cash flow information:
Interest paid	$—	$2,649	$9,210
Non-cash investing and financing activities:
Issuance of warrant in connection with line of credit (Note 15)	315,363	—	—
Write-off note payable	—	77,613	—
Note receivable in exchange of equipment	—	—	510,000
Conversion of redeemable convertible preferred stock to Class A common stock	—	—	1,478,976
Preferred stock premium	—	—	(61,906)

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

1. Organization and History; Liquidity Matters

Organization and History

LightPath Technologies, Inc. (“LightPath” or the “Company”) was incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, isolators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms (“LightPath” or the “Company”), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and in fiscal years 1997, 1998, 2000 and 2004 the Company completed five private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.

Liquidity Matters

The optical components markets experienced a severe downturn in fiscal 2002 and 2003, resulting in a significant decline in the demand for our products. Cash used in operations for fiscal 2004 was approximately $2.5 million, a decrease of approximately $7.2 million from fiscal 2003. In fiscal 2003, the Company reduced its cash expenditures through consolidation of equipment and facilities from three locations into one and by the elimination of selected development projects. In 2004, the Company was able to reverse the sales decline of the prior two years, but was unable to reach a position of positive cash flow or profitability in any quarter. The Company’s operating plan in 2005 includes reaching a state of positive cash flow from operations. However, there can be no assurance that the plan can be fully achieved and the Company has no firm commitments for any material future financing at this time. At June 30, 2004, the Company has a cash and cash equivalent balance of approximately $2.5 million, which includes monies from our 2004 private placement. The Company may seek external debt or equity financing in 2005 or thereafter if it can be obtained in an amount and on terms that are acceptable to us.

During 2004, the Company expended approximately $358,000 for capital equipment in comparison to $173,000 during 2003. The majority of the capital expenditures during 2004 were related to equipment used to replace or expand our manufacturing capability. The Company’s operating plan for 2005 estimates expenditures of a similar amount to replace or expand our manufacturing capabilities, however, the Company may spend more or less depending on opportunities and circumstances.

While progress has been made to reduce operating cash outflow in 2004, significant risk and uncertainty remains. The 2005 operating plan and related financial projections the Company has developed anticipate further sales growth, continuing improvement in margins based on production efficiencies and reductions in product costs, offset by higher new product, selling and administrative costs. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, increased insurance and benefits costs and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results per share and would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership.

2. Summary of Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with original maturities of ninety days or less when purchased.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead.

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds, used in GRADIUM productions, less estimated salvage value, are depreciated over estimated useful lives ranging from one to two years.

Long-lived assets are accounted for in accordance with Statement on Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on July 1, 2002.

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

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

Under the provisions of SFAS No. 144, the Company did not recognize any impairment charges in 2004.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted provisions of SFAS No. 142, Goodwill and Other Intangible Assets on July 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company’s transitional review of goodwill and other intangible assets for impairment in accordance with SFAS 142 as of December 31, 2002, resulted in approximately $2.3 million of goodwill impairment associated with the acquisition of Horizon for the year ended June 30, 2003.

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

Sales to Intel Corporation were approximately $1.4 and $0.7 million, which represents 16% and 10% of net revenues for the years ended June 30, 2004 and 2003, respectively. Sales to Finisar Corporation were approximately $3 million, which represents 24% of net revenues for the year ended June 30, 2002.

New product development costs are expensed as incurred.

Stock-based compensation is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized when the exercise price of the employees stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, Accounting for Stock-Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Restricted stock awards are accounted for when the holder’s risk of forfeiture has been eliminated by service or performance (“vesting”) under the intrinsic value method at the time of such vesting.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal
	2004	2003	2002
Net loss, as reported	$(5,598,407)	$(21,191,923)	$(50,745,243)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	218,019	(69,638)	4,809,720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	713,198	967,997	9,893,731

Pro forma net loss	$(6,093,586)	$(22,090,282)	$(55,829,254)

Loss per share:
Basic and diluted, as reported	$(1.98)	$(8.20)	$(20.50)

Basic and diluted, pro forma	$(2.15)	$(8.59)	$(22.55)

The weighted-average fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $4.91, $2.31 and $23.12, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Fiscal
	2004	2003	2002
Expected Life (years)	3	3	3
Approximate risk free interest rate	2%	5%	6%
Volatility	112%	150%	150%
Dividend Yield	0%	0%	0%

Management makes estimates and assumptions during the preparation of the consolidated financial statements relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; and valuation allowances for receivables and inventories. Actual results could differ from those estimates.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Recent Accounting Pronouncements which have or will have an effect on the consolidated financial statements are as follows:

In March 2004, the FASB issued an Exposure Draft (“ED”) of a proposed Statement, “Share-Based Payments,” that addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

ED would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method, preferably one called the binomial or “lattice” method. The ED as currently drafted would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2004 (our fiscal 2006) for public entities that used the fair-value-based methods of accounting under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for recognition or pro forma disclosure purposes. Since the Company is using and expects to continue using stock options in its compensation mix, the ED is likely to have the impact of increasing our reported costs for compensation which are classified as cost of sales, selling, general and administrative costs, and new product development costs. It is not expected to affect cash flow unless we choose to partially or wholly replace stock options with cash compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51 and subsequently amended it with the issuance of Interpretation No. 46-R in December 2003. This Interpretation and its amendment addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on the Company’s consolidation financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements. It is possible that, in the future, we may find it desirable or necessary to seek external financing and we may enter into an agreement that would be governed by SFAS No. 150 whereby the financing we receive cannot be classified as equity in our consolidated balance sheet.

3. Inventories

The components of inventories include the following at June 30:

	2004	2003
Raw materials	$522,373	$648,955
Work in process	431,786	275,687
Finished goods	502,868	149,920

Total inventories	$1,457,027	$1,074,562

During the second quarter of 2003, the Company announced it would consolidate its California facility to Orlando, Florida. It was determined that the value of certain items, primarily raw materials inventory, had diminished due to changes in market conditions. As a result the Company wrote down inventory by approximately $0.5 million.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

Throughout 2002, the Company noted several factors that caused the re-evaluation of the carrying value of inventory resulting in charges to write down inventory to net realizable value, or to write off inventory to be disposed of given no alternative future use was identified. Total inventory charges of $1.9 million and $1.1 million were recorded during 2002 related to finished goods/work in process and raw materials inventory, respectively. Specifically, during the first and second quarters of 2002, inventory charges of $1.3 million were recorded as the Company continued to note declining quarterly sales from previous levels, lack of growth in sales orders and no sales in certain product areas where the Company had purchased raw materials. The Company also received notification that certain lenses and raw materials did not pass qualification requirements for their particular applications during the second quarter. During the fourth quarter of 2002, the manufacturing group changed the production methodology for performance improvements rendering some products obsolete that resulted in charges of $0.5 million. During the fourth quarter of 2002, the Company also noted that the value of certain finished lens and raw materials inventory had diminished due to changes in market conditions as some competitors reduced prices for similar products to a level below the Company’s cost resulting in inventory write downs of $0.4 million. Finally, the Company noted uncertainty regarding the realization of certain finished products on hand due to cancelled purchase orders which resulted in write downs of $0.8 million during the fourth quarter of 2002.

4. Property and Equipment – net

Property and equipment consist of the following at June 30:

	2004	2003
Manufacturing equipment	$5,195,802	$4,977,848
Computer equipment and software	471,509	440,646
Furniture and fixtures	168,923	168,923
Platinum molds	140,194	63,895
Leasehold improvements	699,620	699,620

	6,676,048	6,350,932
Less accumulated depreciation and amortization	4,332,265	3,254,326

Total property and equipment – net	$2,343,783	$3,096,606

During 2003, the Company recorded asset impairment charges on property and equipment of $1.9 million, of which $1.8 million was due to the impairment of equipment at the California facility and approximately $135,000 was recorded as a result of the relocation and disposal of equipment from New Mexico to Orlando, Florida.

During 2002, the Company recorded asset impairment charges of $3.8 million of which $3.2 million was due to write down the carrying value to estimated fair value less costs to sell of certain manufacturing and other equipment, and leasehold improvements held for disposal in connection with the Company’s plan to relocate manufacturing operations and corporate headquarters to Florida during 2003 and approximately $0.6 million was due to the disposal of excess manufacturing equipment which was used in the production of collimators and was removed from service by the Company.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

5. Intangible Assets – net

Intangible assets consist of the following at June 30:

	Life In years	2004	2003
Customer list and supply contract	4	$1,041,750	$1,041,750
Developed technology	2 – 4	6,064,981	6,064,981
Covenant not-to-compete	3	1,100,000	1,100,000
Other intangibles	2 – 5	2,860,000	2,860,000
Patents and trademarks granted	10 – 17	621,302	736,125

		11,688,033	11,802,856
Less accumulated amortization		10,782,137	8,844,219

Total intangible assets – net		$905,896	$2,958,637

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

During 2002, a customer of the Company’s former subsidiary, Horizon Photonics, Inc., indicated they would not take delivery of any remaining orders previously placed which resulted in the impairment of the remaining carrying value of the customer supply contract of approximately $1.5 million. During 2003, the Company recorded an impairment charge for the remaining $0.2 million of carrying value related to non-compete agreements at Horizon.

Effective July 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS 142. Accordingly, amortization expense decreased by approximately $1.3 million for the year ended June 30, 2003.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

The following table presents the impact of the adoption of SFAS 142 on the Company’s reported net loss and net loss per applicable common share had SFAS 142 been in effect for the years ended June 30:

	2004	2003	2002
Reported loss before cumulative effect of accounting change applicable to common shareholders	$(5,598,407)	$(18,915,451)	$(50,683,337)
Add back: amortization of goodwill	—	—	1,300,841

Adjusted loss before cumulative effect of accounting change applicable to common shareholders	$(5,598,407)	$(18,915,451)	$(49,382,496)

Reported net loss applicable to common shareholders	$(5,598,407)	$(21,191,923)	$(50,745,243)
Add back: amortization of goodwill	—	—	1,300,841

Adjusted net loss applicable to common shareholders	$(5,598,407)	$(21,191,923)	$(49,444,402)

Reported loss before cumulative effect of accounting change per applicable common share	$(1.98)	$(7.32)	$(20.47)

Adjusted loss before cumulative effect of accounting change per applicable common share	$(1.98)	$(7.32)	$(19.95)

Reported net loss per applicable common share	$(1.98)	$(8.20)	$(20.50)

Adjusted net loss per applicable common share	$(1.98)	$(8.20)	$(19.97)

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	June 30, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$947,047	$94,703
Developed technology	6,064,981	5,731,800	333,181
Covenant not-to-compete	1,100,000	1,100,000	—
Other intangibles	2,860,000	2,713,333	146,667
Patents and trademarks granted	621,302	289,957	331,335

Total	$11,688,033	$10,782,137	$905,896

	June 30, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	$1,041,750	$568,229	$473,521
Developed technology	6,064,981	4,399,080	1,665,901
Covenant not-to-compete	1,100,000	1,018,519	81,481
Other intangibles	2,860,000	2,593,333	266,667
Patents and trademarks granted	736,125	265,058	471,067

Total	$11,802,856	$8,844,219	$2,958,637

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

6. Investment in LightChip, Inc. and disposition

During the first quarter of 2003, LightChip ceased operations. Subsequently, the Board of Directors of LightChip approved the sale of its assets to two corporations who also agreed to hire LightChip’s remaining employees. As a result, the Company recorded an impairment charge of $3.4 million to write down the remaining carrying value of its investment in LightChip to zero during the quarter ended September 30, 2002. Upon final disposition of their assets, the Company received proceeds of approximately $226,000 at the end of 2003.

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

7. Restructuring

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities from New Mexico to Orlando, Florida. A restructuring accrual for employee severance and other exit costs was recorded at June 30, 2002, for approximately $1.1 million, which included employee severance for 67 employees and other lease costs. As of June 30, 2004, all of these accrued restructuring costs were paid. The severance benefits were paid by December 31, 2002 and the lease payments were complete by June 30, 2003. The Company also recorded reorganization and relocation expenses totaling approximately $0.5 million during fiscal 2003.

The restructuring accrual and its activity during the period are summarized as follows:

	Severance	Lease and other	Total
June 30, 2002	$631,181	$428,499	$1,059,680
Amounts paid	(631,181)	(340,962)	(972,143)

June 30, 2003	—	87,537	87,537
Amounts paid	—	(46,261)	(46,261)

June 30, 2004	$—	$41,276	$41,276

8. Redeemable Convertible Preferred Stock

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

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

The Series F Convertible Preferred Stock (“Convertible Preferred Stock”) had a stated value and liquidation preference of $80,000 per share, plus a 7% per annum premium. The holders of the Convertible Preferred Stock were not entitled to vote or to receive dividends. Each share of Convertible Preferred Stock was convertible into Class A common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price was defined as the lesser of $320.00 per share or 80% of the average closing bid price of the Company’s Class A common stock for the five days preceding the conversion date.

Preferred stock activity during the three fiscal years in the period ended June 30, 2004 consisted of the conversion of all remaining Series F shares with a recorded value of $16,000 into Class A common stock.

9. Stockholders’ Equity

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

The Company’s authorized common stock includes, 2,000,000 shares of Class E-1 common stock, 2,000,000 shares of Class E-2 common stock and 1,500,000 shares of Class E-3 common stock (collectively the “E Shares”) with $.01 par value. The stockholders of E Shares were entitled to one vote for each share held. Each E Share was automatically convertible into one share of Class A common stock in the event that the Company’s income before provision of income taxes and extraordinary items or any charges which result from the conversion of the E Shares was equal to or in excess of a minimum value of approximately $13.5 million in fiscal 2000. Since the conversion provisions expired without being met as of June 30, 2000, the E Shares were redeemed by the Company, effective as of September 30, 2000. During fiscal 2003, former holders of E Shares surrendered approximately 3.2 million E shares in exchange for approximately $1.3 million in cash, which represents their redemption value of $.0001 per share, as well as $0.40 per share in settlement of certain stockholder litigation, as discussed in Note 14.

Warrants

Class C and Class E warrants were issued in connection with the private placements of Series A and Series B Convertible Preferred Stock. Of the total Class C and Class E warrants which were granted to the preferred stockholders, 1,412 remain outstanding at June 30, 2004, which entitles the holder to purchase one share of Class A common stock each at a weighted average exercise price of $39.83 through November 29, 2004.

Other warrants include:

•	warrants to purchase up to 35,156 shares of Class A Common Stock at $48.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors

•	warrants to purchase up to 110,000 shares of Class A Common Stock at $4.30 per share at any time through February 23, 2009 in connection with a private placement financing in fiscal 2004

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

•	a warrant to purchase up to 100,000 shares of Class A Common Stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 in connection with his providing a line of credit to the Company

The following table provides information on warrants during fiscal 2004, 2003, and 2002.

	Warrants
Outstanding	Class C and E	Other
June 30, 2002	1,412	35,156

June 30, 2003	1,412	35,156
Issuance of warrants in connection with private placement financing	—	110,000
Issuance of warrant to related party (see note 15)	—	100,000

June 30, 2004	1,412	245,156

10. Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2004 and 2003, management believes it is more likely than not that the Company’s net deferred tax asset will not be realized and, therefore, a valuation allowance is carried against it. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Net operating loss and credit carryforwards	$34,100,000	$30,797,000
Stock-based compensation	6,606,000	6,934,000
Capital loss carryforward	3,575,000	3,804,000
Research and development expenses	2,138,000	3,072,000
Inventory	850,000	991,000
Accrued expenses and other	2,330,000	2,524,000

Gross deferred tax assets	49,599,000	48,122,000
Valuation allowance for deferred tax assets	(49,108,000)	(45,775,000)

Total deferred tax assets	491,000	2,347,000
Deferred tax liabilities:
Intangible assets	(203,000)	(995,000)
Depreciation and other	(288,000)	(1,352,000)

Total deferred tax liabilities	(491,000)	(2,347,000)

Net deferred tax liability	$—	$—

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

At June 30, 2004, the Company has consolidated net operating loss carryforwards for federal income tax purposes of approximately $90 million (including $7.8 million of acquired net operating losses) which will expire from 2006 through 2024, if not previously utilized. The Company also has research and development credit carryforwards of approximately $315,000 which will expire beginning in 2023, if not previously utilized. A portion of the net operating loss carryforwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

11. Compensatory Equity Incentive Plan and Other Equity Incentives

At June 30, 2004, the Company has two stock based compensation plans as described below. The Company applies APB Opinion No. 25 and related Interpretations and SFAS 123 (non-employee grants only) in accounting for its plans. No compensation costs have been recognized for its fixed stock option grants to employees or directors where the fair market value of the underlying stock equaled the option price at the date of grant.

In October 2002, the Company implemented the Amended and Restated Omnibus Incentive Plan (the “Plan”), after shareholder vote, to combine the former Omnibus Incentive Plan and the Directors’ Stock Option Plan (“Former Plans”). The Company has reserved 465,625 shares of common stock for awards under the Plan. The Plan authorizes the Company to grant various awards, including incentive and non-qualified stock options, restricted stock awards, restricted unit grants, stock appreciation rights and/or performance bonuses of cash or stock. There are 16,377 shares under the Plan available for grant at June 30, 2004.

The Company has also issued stock options not in a qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2004, there were options remaining for 12,900 shares still outstanding that were not issued in a qualified plan.

Prior to 2001, only incentive stock options had been issued under the Former Plans with an exercise price equal to the fair market value of the underlying stock on the date the options are granted and an average vesting period of four years. During 2001, following the Geltech acquisition, the Company issued 16,250 stock options with exercise prices below fair market value on the date of grant. When restricted stock awards are granted, their intrinsic value is being recognized over the vesting period.

Stock-based compensation charges have been reclassified to “Cost of sales”, “Selling, general and administrative”, and “New product development” in all periods presented in the consolidated accompanying financial statements. The following is a summary of the aggregate amounts of non-cash charges resulting from stock-based compensation included in each of the cost and expenses categories for the years presented:

	June 30,
	2004	2003	2002
Stock-based compensation included in Cost and Expenses
Cost of sales	$—	$(88,570)	$27,824
Selling, general and administrative	218,019	8,788	4,768,130
New product development	—	10,144	13,766

Total stock-based compensation	$218,019	$(69,638)	$4,809,720

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

A summary of the status of compensatory equity incentives as of June 30, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	Shares
	Options Under Formal Plans	Restricted Stock Awards Under Formal Plans	Options Not Under Formal Plans	Total Compensatory Equity Incentives
Outstanding at June 30, 2001	292,496	2,330	236,356	531,182
Granted at market value	78,231	10,162	32,750	121,143
Exercised or issued	(13,438)	—	—	(13,438)
Cancelled	(65,836)	—	(8,250)	(74,086)

Outstanding at June 30, 2002	291,453	12,492	260,856	564,801
Granted at market value	59,528	219,836	42,500	321,864
Exercised or issued	—	—	—	—
Cancelled	(241,440)	(47,724)	(288,125)	(577,289)

Outstanding at June 30, 2003	109,541	184,604	15,231	309,376
Granted at market value	1,000	62,500	—	63,500
Exercised or issued	(973)	(93,895)	—	(94,868)
Cancelled	(14,784)	—	(2,331)	(17,115)

Outstanding at June 30, 2004	94,785	153,209	12,900	260,895

	Shares
Options exercisable at:	Options Under Formal Plans	Restricted Stock Awards Under Formal Plans	Options Not Under Formal Plans	Total Compensatory Equity Incentives
June 30, 2002: former Plans and other	139,801	—	208,606	348,407
June 30, 2003: Omnibus Plan and other options	65,373	—	10,232	75,605
June 30, 2004: Omnibus Plan and other options	68,825	—	9,150	77,975

The following table summarizes exercise price information about all stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2004	Weighted Average Exercise Price
$1.00 – 2.00	11,713	8.7 years	$1.28	2,607	$1.29
$3.00 – 8.00	15,708	8.2	$4.54	3,298	$4.29
$20.00 – 50.00	25,056	4.2	$33.77	20,744	$35.26
$58.00 – 93.00	26,563	1.2	$72.84	25,991	$72.40
$132.00 – 188.00	15,975	1.7	$176.17	15,833	$176.48
$201.00 – 347.00	12,671	6.4	$205.78	9,503	$205.78

Totals: $1.00 – 347.00	107,686	4.5	$79.98	77,975	$94.65

The remaining average life until full vesting for the 153,209 shares of restricted stock awards outstanding at June 30, 2004, is 0.7 years. The weighted average market price for those shares at their date of grant was $3.15.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

12. Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2004: stock options and unvested restricted stock awards to acquire 260,895 shares, and warrants to acquire 246,568 shares of Class A common stock.

A premium ranging from 7 to 8 percent earned by the preferred shareholders of $61,906 increased the net loss applicable to common shareholders for the year ended June 30, 2002.

13. Defined Contribution Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. The original plan was terminated on January 31, 2003 with the closure of LightPath’s New Mexico facility and certain employee accounts transferred to the Geltech defined contribution plan administered in Orlando, which was renamed as the LightPath defined contribution plan. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2004, 2003 and 2002 were approximately $36,000, $27,000, and $0, respectively.

14. Commitments and Contingencies

The Company has operating leases for office equipment and office space. At June 30, 2004, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida and New Jersey. The Orlando lease, which is for a seven year original term with renewal options, expires November 2008. The New Jersey lease, which expires April 2005, has been assigned to a third party with an ongoing rental contribution by the Company of approximately $3,400 per month. Equipment and office rent expense recognized for the years ended June 30, 2004, 2003, and 2002 was approximately $0.9 million, $1.1 million and $1.5 million, respectively. Commitments under non-cancelable operating leases are approximately $0.9 million for fiscal 2005; $0.8 million for 2006; $0.9 million for 2007; $0.9 million for 2008 and $0.4 for 2009 and beyond.

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, the Company sought a declaratory judgment with respect to (i) the Company’s right to redeem its Class E Common Stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E Common Stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E Common Stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E holder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”), asserting causes of action of securities fraud, common law fraud, breach of fiduciary duty, civil conspiracy, negligent misrepresentation and fraudulent inducement. Plaintiffs in

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements—(continued)

June 30, 2004 and 2003

the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and alleged misrepresentations by the company in connection therewith, and sought damages and equitable relief based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant.

The Company is also involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

15. Related Party Transactions

During the fiscal years ended June 30, 2004, 2003, and 2002 current directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $38,000, $190,000 and $478,000, respectively.

In September 2003, the Company’s Chairman provided an unsecured line of credit to the Company to enable it to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 are fully due and payable. The interest rate is 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 100,000 shares of Common Stock Class A at any time until September 30, 2013 at an exercise price of $3.20 per share Common Stock Class A, which was the closing market price of the Common Stock Class A as reported by Nasdaq on September 26, 2003 (date of approval of the transaction by the Company’s Audit Committee of the Board). The fair value of the warrant, $315,363, was determined using a Black-Scholes valuation model and is being amortized over the one-year life of the credit facility. As of July 30, 2004, the Company has not made any borrowings under this line of credit and it does not anticipate doing so before its expiration.

End of Consolidated Financial Statements

Schedule IX

Valuation and Qualifying Accounts

Description	Balance as of June 30, 2003	Charged to costs and expenses (a)	Deductions– Describe (b)	Balance as of June 30, 2004
Allowance for doubtful accounts related to trade accounts receivable	$463,370	—	(297,983)	$165,387
Valuation allowance related to deferred tax assets	$45,775,000	3,333,000	—	$49,108,000

Description	Balance as of June 30, 2002	Charged to costs and expenses (a)	Deductions– Describe	Balance as of June 30, 2003
Allowance for doubtful accounts related to trade accounts receivable	$278,255	185,115	—	$463,370
Valuation allowance related to deferred tax assets	$35,674,000	10,101,000	—	$45,775,000

(a)	The addition to the allowance for doubtful accounts related to trade accounts receivable in fiscal 2003 is a net addition in the allowance for doubtful accounts of $185,115. The additions to the valuation allowances in both years related to deferred tax assets are the net changes in the allowance from the changes in the related underlying tax element attributes.

(b)	The deduction to the allowance for doubtful accounts related to trade accounts receivable in fiscal 2004 include write-offs of amounts determined to be uncollectible of $196,400, and a net reduction in the allowance for doubtful accounts of $101,583.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: August 25, 2004

By:	/s/ KENNETH BRIZEL
Kenneth Brizel Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated via power of attorney in the case of directors.

/s/ KENNETH BRIZEL Kenneth Brizel, Chief Executive Officer, President, Director (Principal Executive Officer)	August 25, 2004	/s/ MONTY K. ALLEN Monty K. Allen, Chief Financial Officer (Principal Financial Officer)	August 25, 2004

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	August 25, 2004	/s/ JAMES L. ADLER JR. James L. Adler Jr. Director	August 25, 2004

/s/ ROBERT BRUGGEWORTH Robert Bruggeworth Director	August 25, 2004	/s/ LOUIS LEEBURG Louis Leeburg Director	August 25, 2004

/s/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	August 25, 2004	/s/ GARY SILVERMAN Gary Silverman Director	August 25, 2004

S-1