Form 10-Q
period 2004-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2004-11-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

3,375,864 shares of common stock, Class A, $.01 par value, outstanding as of October 31, 2004

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Part I, Item 1.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$2,104,098	$2,531,029
Trade accounts receivable, net of allowance of $158,002 and $165,387, respectively	1,889,063	1,797,113
Inventories	1,680,442	1,457,027
Prepaid expenses and other assets	319,081	500,328

Total current assets	5,992,684	6,285,497
Property and equipment - net	2,099,325	2,343,783
Intangible assets - net	439,727	905,896
Other assets	132,064	145,913

Total assets	$8,663,800	$9,681,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,086,597	$656,263
Accrued liabilities	572,171	428,896
Accrued payroll and benefits	509,883	565,935
Accrued restructuring costs	31,063	41,276

Total current liabilities	2,199,714	1,692,370

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,289,122 and 3,222,549 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	32,891	32,226
Additional paid-in capital	190,985,881	190,986,547
Accumulated deficit	(184,413,300)	(182,831,197)
Unearned compensation	(141,386)	(198,857)

Total stockholders’ equity	6,464,086	7,988,719

Total liabilities and stockholders’ equity	$8,663,800	$9,681,089

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Operations

	Three months ended September 30,
	2004	2003
Product sales, net	$2,950,306	$1,754,380
Cost of sales	2,372,165	1,191,732

Gross margin	578,141	562,648
Operating expenses:
Selling, general and administrative	1,265,603	1,181,714
New product development	301,717	215,731
Amortization of intangibles	466,170	547,716
Gain on sales of assets	(12,097)	—
Reorganization and relocation expense	—	1,766

Total operating costs	2,021,393	1,946,927

Operating loss	(1,443,252)	(1,384,279)
Other income (expense)
Loss on settlement of litigation	(70,000)	—
Investment and other income (expense), net	(68,852)	4,496

Net loss	$(1,582,104)	$(1,379,783)

Loss per share (basic and diluted)	$(0.49)	$(0.53)

Number of shares used in per share calculation	3,259,206	2,604,822

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2004	2003
Cash flows due to operating activities:
Net loss	$(1,582,104)	$(1,379,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737,388	822,793
Gain on sale of equipment	(12,097)	527
Stock-based compensation	57,471	(68,806)
Credit from doubtful accounts receivable allowance	(7,385)	(77,112)
Changes in operating assets and liabilities:
Trade receivables	(84,564)	68,400
Inventories	(223,415)	2,216
Prepaid expenses and other assets	195,095	99,760
Accounts payable and accrued expenses	507,343	(6,944)

Net cash used in operating activities	(412,268)	(538,949)

Cash flows due to investing activities:
Property and equipment additions	(26,760)	(68,769)
Proceeds from sale of assets	12,097	21,933

Net cash used in investing activities	(14,663)	(46,836)

Cash flows due to financing activities:	—	—

Net decrease in cash and cash equivalents	(426,931)	(585,785)
Cash and cash equivalents at beginning of period	2,531,029	3,367,650

Cash and cash equivalents at end of period	$2,104,098	$2,781,865

Supplemental disclosure of cash flow information:
Non-cash financing activity - Warrant issued in connection of line of credit	$—	$315,364

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

September 30, 2004

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission.

These condensed consolidated financial statements are unaudited but include all adjustments, which include normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

History and Liquidity

History: LightPath Technologies, Inc. (“LightPath” or the “Company”) was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry, in April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and communications. As used herein, the terms “LightPath,” “Company,” “we,” “us,” or “our,” refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

Liquidity: During fiscal years 2003 and 2004, progress was made to reduce cash outflow. In fiscal 2003, cash used in operations was approximately $9.7 million. In fiscal 2004, cash used in operations was $2.5 million. The Company’s operating plan in 2005 includes reaching positive cash flow from operations during the year. However, there can be no assurance that the plan can be fully achieved and the Company has no firm commitments for any material future financing, if needed, at this time. At September 30, 2004, the Company has a cash and cash equivalent balance of approximately $2.1 million. The Company may seek external debt or equity financing in 2005 or thereafter if it can be obtained in an amount and on terms that are acceptable to us, though no assurance can be made that financing will be available. With regard to prospective equity financing, the Company’s stockholders approved a proposal at the annual meeting of stockholders on October 20, 2004 to permit the Board to enter into one or more transactions to issue up to 1.2 million additional common shares or equivalents, for such purposes as determined by the Board of Directors. The Company does not currently anticipate any such issuances thereunder.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating cash flow from operations. The Company did not generate positive cash flow from operations in the quarter ended September 30, 2004, which is the first quarter of fiscal 2005. The aforementioned 2005 operating plan and related financial projections the Company has developed anticipate further sales growth, continuing improvement in margins based on production efficiencies and reductions in product costs, offset by higher selling, administrative and new product development costs. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, increased insurance and benefits costs and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

September 30, 2004

increasing our fully diluted shares outstanding and ultimately diluting our operating results per share and would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership.

On September 30, 2004, a $300,000 unsecured line of credit provided one year earlier by the Company’s Chairman of the Board expired. No borrowings were utilized under this line during its one-year life.

In February 2004, the Company sold 550,000 shares of its Common Stock Class A at $3.55 per share to nine investors in a private offering that raised approximately $1.9 million, net of related costs. These shares were sold to bolster cash balances in order to continue to pursue the Company’s plan to reach positive cash flow and profitability and they were subsequently registered with the SEC.

1. Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies, are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

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

Intangible assets, consisting of developed technology, customer list and supply contracts, licenses, patents and trademarks are recorded at cost. Developed technology relating to the Geltech acquisition was being amortized over four years. At September 30, 2004, such developed technology became fully amortized. Upon issuance of a license, patent or trademark, the asset is amortized on the straight-line basis over the estimated useful life or lives of the related assets ranging from ten to

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

September 30, 2004

seventeen years. Customer list and supply contracts and other intangibles are being amortized on a straight-line basis over the estimated period of benefit ranging from two to five years.

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

Revenue is generally recognized from product sales when products are shipped to the customer, provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements, which are immaterial, are recognized as milestones are completed in accordance with the terms of the agreements. Provisions for estimated losses are made in the period in which such losses are determined.

New product development costs are expensed as incurred.

Stock-based compensation is accounted for using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation expense is recognized when the exercise price of the employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant and other requirements are met. For stock options granted to non-employees, stock-based compensation is determined using the fair value method as prescribed by SFAS 123, Accounting for Stock-Based Compensation. For restricted stock awards, compensation measured at the grant date is recognized as the vesting occurs. Under the intrinsic value method, compensation expense for a restricted stock award is recognized when a portionfo the award “vests,” that is, the restrictions fully lapse. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,
	2004	2003
Net loss, as reported	$(1,582,104)	$(1,379,783)
Add: Total stock-based employee compensation expense (forfeitures) included in reported net loss	57,471	(68,806)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	73,445	(63,415)

Pro forma net loss	$(1,598,078)	$(1,385,174)

Loss per share:
Basic and diluted, as reported	$(0.49)	$(0.53)

Basic and diluted, pro forma	$(0.49)	$(0.53)

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

September 30, 2004

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

2. Inventories

The components of inventories include the following at:

	September 30, 2004	June 30, 2004
Raw materials	$683,440	$522,373
Work in process	700,435	431,786
Finished goods	296,567	502,868

Total inventories	$1,680,442	$1,457,027

3. Property and Equipment

The Company disposed of equipment with no remaining book value resulting in a gain of $12,097 during the first quarter of fiscal 2005. These disposed assets were previously impaired in the second quarter of fiscal 2003. The original cost of property and equipment classifications and the related total accumulated depreciation and amortization is as follows:

	September 30, 2004	June 30, 2004
Manufacturing equipment	$5,220,619	$5,195,802
Computer equipment and software	473,452	471,509
Furniture and fixtures	168,923	168,923
Platinum molds	140,194	140,194
Leasehold improvements	699,620	699,620

Gross Property and Equipment	6,702,808	6,676,048
Less accumulated depreciation and amortization	4,603,483	4,332,265

Total property and equipment – net	$2,099,325	$2,343,783

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

September 30, 2004

4. Intangible Assets

The following tables disclose information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	September 30, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Developed technology	6,064,981	6,064,981	—
Patents and trademarks granted	621,302	298,242	323,060
Other intangibles	5,001,750	4,885,083	116,667

Total	$11,688,033	$11,248,306	$439,727

	June 30, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Developed technology	6,064,981	5,731,800	333,181
Patents and trademarks granted	621,302	289,957	331,345
Other intangibles	5,001,750	4,760,380	241,370

Total	$11,688,033	$10,782,137	$905,896

5. Stockholders’ Equity

On October 20, 2004, at the annual meeting of the Company’s stockholders, both of the following proposals were approved and adopted. First, a proposal to amend and add 450,000 shares to the Company’s Amended & Restated Omnibus Incentive Plan was passed. Second, a proposal to permit the Board to enter into one or more transactions to issue up to 1.2 million additional common shares or equivalents thereof, for such purposes as determined by the Board of Directors, was passed.

6. Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of shares of Class A common stock outstanding, not including unvested restricted stock awards, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal.

7. Contingencies

In 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. Since being filed, a Texas court has granted the Company’s motion for Summary Judgment. An appellate court subsequently denied the plaintiff’s motion for reconsideration and the Texas Supreme Court has dismissed a plaintiff’s petition for a review for want of jurisdiction. The plaintiffs subsequently filed another appeal with the 14th District Court of Appeals in Texas. On November 3, 2004, arguments were heard in that court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision, is not expected until mid-2005.

The Company licenses certain patents from the University of Florida Research Foundation, Inc. (“UF”). UF notified us that we were in default under the terms of the Amended and Restated License Agreement (“License”) for failure to pay certain royalties. UF claims that we owe $83,000 in unpaid royalties. In April, UF sent its letter of termination of the license. Although we pursued a settlement with UF of its claims for unpaid royalties, such discussions were unsuccessful. We continue to dispute the amount owed. The termination of the license agreement does not materially adversely affect our business.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

September 30, 2004

During the quarter ended September 30, 2004, the Company settled an employee harassment suit relating to an action filed against the Company’s Geltech subsidiary concerning a pre-acquisition, 1998 incident. The Company will make payments to both the plaintiff and plaintiff’s attorneys over a seven month period that will total $70,000. The action was dismissed upon reaching the settlement.

The Company may also be involved, from time to time, in various claims or actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such matters, management is of the opinion that any outcomes will not have a significant effect on the Company’s financial position or results of operations.

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

Nevertheless, the ongoing cash used by the business remains negative each quarter and management, while continuing to work toward reducing costs and producing product at lower per-unit costs, believes that increased sales volumes will be required to permit the Company to be self-sustaining in terms of a regular and positive cash flow from operations. Additions to the sales and customer service organizations in fiscal 2004 aided sales increases in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

How we operate: The Company has continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semi-conductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff

•	The fact that as our customers take products of this nature into higher volume, commercial production they begin to work seriously to reduce costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality

LIGHTPATH TECHNOLOGIES, INC.

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we cannot service the biggest such opportunities that may present themselves in the market

Despite these challenges to winning more “annuity” business, we nevertheless have been and believe we can continue to be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators:

Sales Backlog – We believe that sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At September 30, 2004, our disclosure backlog was approximately $4,000,000; at September 30, 2003, it was approximately $1,440,000. We believe this increase in the disclosure backlog is attributable to several factors:

•	better organized and more concentrated sales efforts

•	a stronger general economy, including in products requiring optics such as we produce

•	our efforts to increase the proportion of our business that is under larger or longer-term orders and supply agreements, and

•	new products

In the near-term, we believe this magnitude of backlog growth portends continuing sales improvements.

Inventory Levels - Inventory levels are managed by the Company to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At September 30, 2004, our DCSI was 65 compared to 82 at September 30, 2003.

Accounts Receivable Levels and Quality - Accounts receivable levels are similarly managed by the Company to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. At September 30, 2004, our DSO was 58 compared to 66 at September 30, 2003.

Other Key Indicators – Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to

LIGHTPATH TECHNOLOGIES, INC.

compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. The Company believes that its non-financial production indicators, such as those noted, are proprietary information.

Liquidity and Capital Resources

During fiscal 2004 the Company raised approximately $1.9 million from a private equity offering. These shares were sold to bolster cash balances in order to continue to pursue the Company’s plan to reach positive cash flow and profitability. We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue apace, but may not succeed and we may find it necessary to raise additional capital. Should capital not be available to the Company at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of the Company or of some of the Company’s product capabilities. The Company has no firm commitments for any future financing at this time and we have a book cash balance of approximately $1.5 million at November 4, 2004.

Subsequent to September 30, 2004, the Company entered into a $75,000 capital equipment lease for equipment to support our molded optics production. If additional capital expenditures are warranted, the Company will seek similar capital equipment lease financing. It is uncertain whether the Company will be able to consistently have access to this source of capital.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to a lesser extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Sales management has been strengthened and focused efforts are underway in order to try to penetrate new industrial optics customers.

Our fiscal 2005 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Not all of these factors have fully materialized at the end of the first quarter of the fiscal 2005 period.

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

Sources and Uses of Cash

The Company’s recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on the Company’s cash and cash equivalent balances.

In the future, the Company may be required to replenish its cash and cash equivalent balances through the sale of equity securities or by obtaining debt. With regard to prospective equity financing, the Company’s stockholders approved a proposal at the annual meeting of stockholders on October 20, 2004 to permit the Board to enter into one or more transactions to issue up to 1.2 million additional common shares or equivalents, for such purposes as determined by the Board of Directors. The Company does not currently anticipate any such issuances thereunder. There can be no assurances that such financing will be available to the Company and as a result there is significant risk to the Company in terms of having limited cash resources with which to pursue business opportunities. As a result of this risk, should it materialize, the Company may be generally unable to sustain its growth plan or even to maintain its current levels of business. Either of these outcomes would materially adversely affect the Company’s results of operations and its stock price.

LIGHTPATH TECHNOLOGIES, INC.

There are certain uses of the Company’s cash that are contractually or commercially committed. Those are presented below as of September 30, 2004:

Contractual Obligations – Payments Due By Period (dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	836	1,706	1,032	—	Real estate lease with monthly payments
Other restructuring and exist costs	24	—	—	—	Balance of payments due on New Jersey lease assigned
Open purchase obligations	931	—	—	—	Current purchase orders outstanding

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues:

Our revenues totaled approximately $2,950,000 for the first quarter of fiscal 2005, an increase of approximately $1,196,000, or 68%, compared to revenues of $1,754,000 for the first quarter of fiscal 2004. The increase was primarily attributed to higher unit volumes due to more effective sales efforts, concentration on achieving larger term sales arrangements, and a stronger overall economy.

Cost of Sales:

In the first quarter of fiscal 2005, cost of sales of approximately $2,372,000 was approximately 80% of product sales, versus the comparable period of fiscal 2003 in which we reported cost of sales of approximately $1,192,000, or 68% of product sales. The increase in cost of sales in both absolute and relative terms is attributable primarily to higher expenses being incurred to meet higher production levels. These higher expenses include both unit driven increases attendant to the 68% sales increase and overtime pay for direct and indirect labor, and higher costs for outside services we employ in our processes. Some portion of the higher overtime pay was incurred due to the loss during the quarter of six production days due to the passage of three hurricanes through the Orlando, Florida area in the first quarter of fiscal 2005. These storms disrupted electric power availability to our facility and employee availability. To make up for these lost days in order to maintain customer delivery schedules, we scheduled additional overtime through longer shifts subsequent to August 16. We also suffered some reduction in yields through this period due to the non-continuous flow of product from these events and due to several vendor-related processing failures. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions, better scheduling and yield improvements.

Selling, General and Administrative:

During the first quarter of fiscal 2005, selling, general and administrative costs (SG&A) were approximately $1,266,000, which was an increase of approximately $84,000 compared to $1,182,000 in the first quarter of fiscal 2004. The increase was due to both legal expenses and to higher costs due to the recognition of stock compensation in the quarter. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are seeking other cost reductions such as sub-leasing a portion of our Orlando facility to reduce rent cost.

New Product Development:

New product development costs (NPD) increased by approximately $86,000 to approximately $302,000 in the first quarter of fiscal 2005 versus $216,000 in the first quarter of fiscal 2004. This was due primarily to increased personnel costs to

LIGHTPATH TECHNOLOGIES, INC.

support transition of new products to manufacturing and to work on new customer designs to support new sales opportunities.

Other Income (Expense):

We settled a claim against us during the quarter that resulted in accrual of $70,000 of expense, some of which was paid in October, not including related attorney’s fees.

A gain on sale of assets of approximately $12,000 was recognized in the first quarter of fiscal 2005. There were no such sales in the first quarter of fiscal 2004. No significant additional sales or cash proceeds from this excess equipment are expected.

Investment and other income (expense), net, was a net expense of approximately $69,000 in the first quarter of 2005 vs. a net income of $5,000 in the first quarter of fiscal 2004. This was caused primarily by the final quarter of amortization of warrant issuance cost for a warrant that was issued in the first quarter of fiscal 2004. Additionally, the Company’s investable cash equivalent balances were lower in this quarter than in the first quarter of the prior year.

Net Loss:

Net loss was approximately $1,582,000 during the first quarter of fiscal 2005. This compares with the first quarter of fiscal 2004, in which we reported a net loss of $1,380,000. The $202,000 increase in net loss was due primarily to our legal settlement and higher production costs, proportional to sales, in the most recent quarter. The net loss of $1,582,000 for the first quarter of fiscal 2005 resulted in a net loss per share of $0.49, an improvement of $0.04 compared to the net loss per share of $0.53 in the first quarter of fiscal 2004. Weighted average shares outstanding increased in the first quarter of fiscal 2005 compared to the first quarter in fiscal 2004 primarily due to the sale of 550,000 shares in the third quarter of fiscal 2004 to private investors.

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

In response to the Securities and Exchange Commission’s (SEC) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the most critical accounting principles upon which the Company’s financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; and (iii) long-lived assets. These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 1 to the Company’s Consolidated Financial Statements.

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

LIGHTPATH TECHNOLOGIES, INC.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

PART II

Item 1.	Legal Proceedings

In 2000, a small group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. Since being filed, a Texas court has granted the Company’s motion for Summary Judgment. An appellate court subsequently denied the plaintiff’s motion for reconsideration and the Texas Supreme Court has dismissed a plaintiff’s petition for a review for want of jurisdiction. The plaintiffs subsequently filed another appeal with the 14th District Court of Appeals in Texas. On November 3, 2004, arguments were heard in that court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision, is not expected until mid-2005.

The Company licenses certain patents from the University of Florida Research Foundation, Inc. (“UF”). UF notified us that we were in default under the terms of the Amended and Restated License Agreement (“License”) for failure to pay certain royalties. UF claims that we owe $83,000 in unpaid royalties. In April, UF sent its letter of termination of the license. Although we pursued a settlement with UF of its claims for unpaid royalties, such discussions were unsuccessful. We continue to dispute the amount owed. The termination of the license agreement does not materially adversely affect our business.

LIGHTPATH TECHNOLOGIES, INC.

During the quarter ended September 30, 2004, the Company settled an employee harassment suit relating to an action filed against the Company’s Geltech subsidiary concerning a pre-acquisition, 1998 incident. The Company will make payments to both the plaintiff and plaintiff’s attorneys over a seven month period that will total $70,000. The action was dismissed upon reaching the settlement.

The Company may also be involved, from time to time, in various claims or actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such matters, management is of the opinion that any outcomes will not have a significant effect on the Company’s financial position or results of operations.

Item 6.	Exhibits

1.	The following exhibits are filed herewith as a part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 10, 2004 reporting financial results for the fiscal first quarter ended September 30, 2004, and announcing webcast on November 11, 2004

99.2	Press Release dated November 10, 2004 announcing a new color-correcting aspheric-diffractive hybrid molded glass lens

LIGHTPATH TECHNOLOGIES, INC.

1.	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 10, 2004	By:	/s/ KENNETH BRIZEL
Chief Executive Officer

Date: November 10, 2004	By:	/s/ MONTY K. ALLEN
Chief Financial Officer