Form 10-Q
period 2004-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2005-02-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

3,376,021 shares of common stock, Class A, $.01 par value, outstanding as of January 31, 2005

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2004	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,854,820	$2,531,029
Trade accounts receivable, net of allowance of $163,132 and $165,387, respectively	1,900,400	1,797,113
Inventories	1,666,000	1,457,027
Prepaid expenses and other assets	236,153	500,328

Total current assets	5,657,373	6,285,497

Property and equipment - net	1,847,559	2,343,783
Intangible assets - net	401,441	905,896
Other assets	119,738	145,913

Total assets	$8,026,111	$9,681,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,271,347	$656,263
Accrued liabilities	460,425	428,896
Accrued payroll and benefits	379,040	565,935
Accrued severance and exit costs	20,850	41,276
Capital lease obligation, current portion	20,654	—

Total current liabilities	2,152,316	1,692,370

Capital lease obligation, excluding current portion	51,662	—

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,293,251 and 3,222,549 shares issued and outstanding at December 31 and June 30, 2004, respectively	32,933	32,226
Additional paid-in capital	191,339,980	190,986,547
Accumulated deficit	(185,306,315)	(182,831,197)
Unearned compensation	(244,465)	(198,857)

Total stockholders’ equity	5,822,133	7,988,719

Total liabilities and stockholders’ equity	$8,026,111	$9,681,089

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Product sales, net	$3,314,356	$1,853,398	$6,264,663	$3,607,778
Cost of sales	2,765,546	1,626,811	5,137,711	2,818,543

Gross margin	548,810	226,587	1,126,952	789,235

Operating expenses:
Selling, general and administrative	1,165,468	1,529,099	2,431,072	2,710,813
New product development	242,784	249,136	544,501	464,867
Amortization of intangibles	38,285	465,659	504,455	1,013,375
Gain on sales of assets	(11,444)	(109,184)	(23,541)	(108,656)
Reorganization and relocation expense	—	—	—	1,766

Total costs and expenses	1,435,093	2,134,710	3,456,487	4,082,165

Operating loss	(886,283)	(1,908,123)	(2,329,535)	(3,292,930)

Other income (expense)
Loss on settlement of litigation	—	—	(70,000)	—
Investment and other income (expense), net	(6,731)	(70,968)	(75,583)	(65,945)

Net loss	$(893,014)	(1,979,091)	(2,475,118)	(3,358,875)

Loss per share (basic and diluted)	$(0.27)	$(0.76)	$(0.76)	$(1.29)

Number of shares used in per share calculation	3,292,459	2,618,341	3,275,654	2,611,545

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows due to operating activities:
Net loss	$(2,475,118)	$(3,358,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,037,879	1,547,470
Gains on sale of equipment	(23,541)	(108,656)
Stock-based compensation	308,210	21,181
Provision for doubtful accounts receivable	(2,255)	—
Changes in operating assets and liabilities:
Trade receivables	(101,032)	(64,927)
Inventories	(208,973)	51,685
Prepaid expenses and other assets	290,348	337,872
Accounts payable and accrued expenses	439,293	195,809

Net cash used in operating activities	(735,189)	(1,378,441)

Cash flows due to investing activities:
Property and equipment additions	(51,282)	(175,835)
Proceeds from sale of assets	112,627	138,776

Net cash provided by (used in) investing activities	61,345	(37,059)

Cash flows due to financing activities:
Proceeds from exercise of stock options	319	—
Payments on capital lease obligation	(2,684)	—

Net cash used in financing activities	(2,365)	—

Net decrease in cash and cash equivalents	(676,209)	(1,415,500)

Cash and cash equivalents at beginning of period	2,531,029	3,367,650

Cash and cash equivalents at end of period	$1,854,820	$1,952,150

Supplemental disclosure of cash flow information:
Non-cash financing activity -
Warrant issued in connection of line of credit	$—	$315,364

Capital lease obligation	$75,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

December 31, 2004

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

Liquidity: During fiscal years 2003 and 2004, progress was made to reduce cash outflow. In fiscal 2003, cash used in operations was approximately $9.7 million. In fiscal 2004, cash used in operations was $2.5 million. The Company’s operating plan in fiscal 2005 includes reaching positive cash flow from operations during the year. However, through December 31, 2004 that has not yet occurred and there can be no assurance that the plan can be fully achieved and the Company has no firm commitments for any material future financing, if needed, at this time. At December 31, 2004, the Company has a cash and cash equivalent balance of approximately $1.85 million. The Company may seek external debt or equity financing in 2005 or thereafter, if it can be obtained in an amount and on terms that are acceptable to us, though no assurance can be made that financing will be available. With regard to prospective equity financing, the Company’s stockholders approved a proposal at the annual meeting of stockholders on October 20, 2004 to permit the Board to enter into one or more transactions to issue up to 1.2 million additional common shares or equivalents, for such purposes as determined by the Board of Directors. The Company does not currently anticipate relying on such approval for any equity issuances.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating cash flow from operations. The Company did not generate positive cash flow from operations in the quarter or first half ended December 31, 2004. The aforementioned 2005 operating plan and related financial projections the Company has developed anticipate further sales growth, continuing improvement in margins based on production efficiencies and reductions in product costs, offset by higher selling, administrative and new product development costs. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) per share and would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

December 31, 2004

In February 2004, the Company sold 550,000 shares of its Common Stock Class A at $3.55 per share to nine investors in a private offering that raised approximately $1.9 million, net of related offering costs. These shares were subsequently registered with the SEC.

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

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Platinum alloy molds, used in glass making, less estimated salvage value which is most of the acquisition cost, are depreciated on a straight-line basis over the estimated useful lives ranging from one to two years.

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, changed the criteria for classifying an asset as held for sale, and broadened the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changed the timing of recognizing losses on such operations.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

December 31, 2004

Revenue is recognized from product sales when products are shipped to the customer, provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations.

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

	Three months ended December 31		Six months ended December 31
	2004	2003	2004	2003
Net loss, as reported	$(893,014)	$(1,979,091)	$(2,475,118)	$(3,358,875)

Add: Total stock-based employee compensation expense included in reported net loss	250,739	89,988	308,210	21,181
Deduct: Total stock-based employee compensation expense (forfeitures) determined under fair value based method for all awards	709,730	398,594	783,175	335,179

Pro forma net loss	$(1,352,005)	$(2,287,697)	$(2,950,083)	$(3,672,873)

Loss per share:
Basic and diluted, as reported	$(0.27)	$(0.76)	$(0.76)	$(1.29)

Basic and diluted, pro forma	$(0.41)	$(0.87)	$(0.90)	$(1.41)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005, which is the Company’s fiscal year 2006.

During the second quarter of fiscal 2005 (three months ended December 31, 2004), the Company’s Compensation Committee considered the matter of the effect of prospective future recognition of compensation expense under SFAS 123R

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

December 31, 2004

from still outstanding stock options that are significantly “out-of-the money.” The Compensation Committee passed a resolution to accelerate the remaining vesting of such options. These options, totalling 9,900 original shares, held by 18 employees, of which 4,378 shares were accelerated by this resolution, were granted from January 2001 to January 2002 when the Company’s stock price ranged from approximately $93 per share to approximately $27 per share (compared to a trailing 12 month range of $3.25 to $7.52 per share as of January 31, 2005). These options had an original fair value measurement ranging from approximately $67 to $23 per share at the time of the grant and a total remaining prospective recognition of fair value compensation expense of approximately $149,000 at the time of the action by the Compensation Committee. While the Compensation Committee believes that SFAS 123R is a fair resolution to the longstanding issue of equity-based incentive compensation, it does not believe there is true value to the Company by the future recognition of the remaining original fair value expense of options that no longer have any material calculable fair value. Such instruments no longer have any economic value to the employees holding them and no retentive value to the Company with regard to those employees. Once the Company becomes subject to the provisions of SFAS 123R, the Company will recognize expense in accordance with its provisions.

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

2. Inventories

The components of inventories include the following at:

	December 31, 2004	June 30, 2004
Raw materials	$883,851	$522,373
Work in process	431,890	431,786
Finished goods	350,259	502,868

Total inventories	$1,666,000	$1,457,027

3. Property and Equipment

The Company disposed of equipment with a book value of $89,086 and $89,086, resulting in a gain of $11,444 and $23,541 during the second quarter and the first six months of fiscal 2005, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

December 31, 2004

4. Intangible Assets

The following tables disclose information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the July 1, 2002 adoption of SFAS 142:

	December 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Other intangibles	2,860,000	2,773,333	86,667
Patents and trademarks granted	621,302	306,528	314,774

Total	$3,481,302	$3,079,861	$401,441

	June 30, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Customer list and supply contract	$1,041,750	$947,047	$94,703
Developed technology	6,064,981	5,731,800	333,181
Other intangibles	2,860,000	2,713,333	146,667
Patents and trademarks granted	621,302	289,957	331,345

Total	$10,588,033	$9,682,137	$905,896

5. Stockholders’ Equity

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

7. Stock-based compensation

The following is a summary of stock-based compensation amounts included in each of the cost and expenses categories:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Cost of sales	$6,769	$—	$13,538	$—
Selling, general and administrative	229,427	89,988	279,398	21,182
Research and development	14,543	—	15,274	—

Total stock-based compensation, net of forfeitures	$250,739	$89,988	$308,210	$21,182

8. Segment Information

The Company is reporting as a single-segment entity since the beginning of fiscal 2004.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

December 31, 2004

9. Contingencies

In 2000, a group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. Since being filed, a Texas court has granted the Company’s motion for Summary Judgment. An appellate court subsequently denied the plaintiff’s motion for reconsideration and the Texas Supreme Court has dismissed a plaintiff’s petition for a review for want of jurisdiction. The plaintiffs subsequently filed another appeal with the 14th District Court of Appeals in Texas. On November 3, 2004, arguments were heard in that court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision, is not expected until the middle of calendar 2005.

The Company licenses certain patents from the University of Florida Research Foundation, Inc. (“UF’). UF notified us that we were in default under the terms of the Amended and Restated License Agreement (“License”) for failure to pay certain royalties. UF claims that we owe $83,000 in unpaid royalties. In April of 2004, UF sent its letter of termination of the license. Although we pursued a settlement with UF of its claims for unpaid royalties, such discussions were unsuccessful. We continue to dispute the amount claimed by UF to be owed, although UF has taken no further action in respect of its claims. The termination of the license agreement does not materially adversely affect our business.

During the quarter ended September 30, 2004, the Company settled an employee harassment suit relating to an action filed against the Company’s Geltech subsidiary concerning a pre-acquisition, 1998 incident. The Company will make payments to both the plaintiff and plaintiff’s attorneys over a seven-month period that will total $70,000. The action was dismissed upon reaching the settlement.

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

LIGHTPATH TECHNOLOGIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on the Company’s current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in the Company’s reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized. The comments herein are as of the date of this filing and the Company undertakes no obligation to update or revise any of the forward-looking statements contained herein.

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

During fiscal 2002, optical component markets experienced a severe downturn that resulted in a significant decline in the demand for our products. By fiscal 2003, our sales had contracted to just under $7 million. The business infrastructure was too large and diverse to support a business of this reduced size and a decision was made in late fiscal 2002 and implemented during fiscal 2003 to close our isolator production facility in California and our headquarters and collimator and lens production facility in New Mexico. The productive capacity in these locations was moved to excess space in the acquired lens business facility in Florida and production of all of the aforementioned products continues there. These moves were completed by June 30, 2003, resulting in a significant reduction in the net cash used by the business.

Nevertheless, the ongoing cash flow of the business remains negative each quarter and management, while continuing to work toward reducing costs and producing product at lower per-unit costs, believes that increased sales volumes going forward will be required to permit the Company to be self-sustaining in terms of a regular and positive cash flow from operations. In order to increase sales volumes, during fiscal 2003 and 2004 to-date, sales force personnel was strengthened through changes and additions and in early fiscal 2004 a Senior Vice President of Sales and Marketing was added to lead the effort to bring LightPath’s capabilities to the marketplaces of specialty and high-performance optics users.

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

LIGHTPATH TECHNOLOGIES, INC.

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

Our key indicators:

Sales Backlog – We believe that sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At December 31, 2004, our disclosure backlog was approximately $2,980,000; at December 31, 2003, it was approximately $1,520,000. We believe this increase in the disclosure backlog is attributable to several factors:

•	better organized and more concentrated sales efforts

•	a stronger general economy, including demand in products requiring optics such as we produce

•	our efforts to increase the proportion of our business that is under larger or longer-term orders and supply agreements, and

•	new products and line extensions

At September 30, 2004, our disclosure backlog was $4,001,000, indicating that our recent sales growth rate may slow in the quarter ending March 31, 2005.

Inventory Levels - Inventory levels are managed by the Company to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At December 31, 2004, our DCSI was 55 compared to 82 at December 31, 2003.

Accounts Receivable Levels and Quality - Accounts receivable levels are similarly managed by the Company to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. At December 31, 2004, our DSO was 52 compared to 58 at September 30, 2004.

Other Key Indicators – Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to

LIGHTPATH TECHNOLOGIES, INC.

compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. The Company believes that its non-financial production indicators, such as those noted in this paragraph, are proprietary information.

Liquidity and Capital Resources

During fiscal 2004 the Company raised approximately $1.9 million, net, from a private equity offering. These shares were sold to bolster cash balances in order to continue to pursue the Company’s plan to reach positive cash flow and profitability. We engage in continuing efforts to keep costs under control as we seek necessary sales growth, however we may not succeed and we may find it necessary to raise additional capital. Should capital not be available to the Company at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of the Company or of some of the Company’s product and production capabilities. The Company has no firm commitments for any future financing at this time and we have a book cash balance of approximately $1.0 million at January 31, 2005.

In the quarter ended December 31, 2004, the Company entered into a $75,000 capital equipment lease for equipment to support our molded optics production. If additional capital expenditures are warranted, the Company will seek similar capital equipment lease financing. It is uncertain whether the Company will be able to consistently have access to this source of capital.

Further improvement in cash flow, which will initially mean a reduction in cash use, is expected to be primarily a function of sales increases and, to a lesser extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Sales management has been strengthened and focused efforts are underway in order to try to penetrate new industrial optics customers.

Our fiscal 2005 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Not all of these factors have fully materialized at the end of the first half of the fiscal 2005 year.

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

Sources and Uses of Cash

The Company’s recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus and other equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on the Company’s cash and cash equivalent balances.

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

LIGHTPATH TECHNOLOGIES, INC.

There are certain uses of the Company’s cash that are contractually or commercially committed. Those are presented below as of December 31, 2004:

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	828	1,716	814	—	Real estate lease with monthly payments
Capital lease	22	44	38	—	Capital lease for equipment with monthly payments
Open purchase orders	757	—	—	—	For materials and services
Other restructuring and exit costs	14	—	—	—	Balance of monthly payments due on New Jersey lease assigned

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Revenues:

Our revenues totaled approximately $3,314,000 for the second quarter of fiscal 2005, an increase of approximately $1,461,000, or 79% compared to revenues for the second quarter of fiscal 2004. The increase was primarily attributed to higher volumes in the Company’s lens products and higher average selling prices in our isolator and collimator products caused by a mix shift to higher value-added products. Specifically, average selling prices across all of our product lines accounted for $647,000, or 44% of the sales increase, while volume increases across all of our product lines accounted for $771,000, or 53% of the sales increase. The remaining $43,000 of sales increase is the net effect of other revenues and the arithmetical intersection of the changes in price and volume change in the quarter. Our isolator average selling price increased due to a changing mix in customer demand toward higher value-added product; similarly we are seeing a significant increase in large beam collimators that carry a higher average selling price. Pricing pressures are most evident in our lens product line where, during the quarter, our average selling price declined slightly. Unit volumes were higher in lenses, however. New products (defined as those introduced in the last twelve months) accounted for sales of $928,000, or 28% of sales in the quarter. New products are defined as unit volume increases in the price and volume disclosures offered herein. We anticipate higher value-added isolator and collimator products will continue to dominate our mix in those two product lines.

Cost of Sales:

In the second quarter of fiscal 2005, consolidated cost of sales of approximately $2,766,000 was approximately 83% of product sales, versus the comparable period of fiscal 2004 in which we reported cost of sales of approximately $1,627,000, or 88% of product sales. This improvement in gross margin (from 12% to 17% of sales) is primarily due to efficiencies that we are gaining as we reach a higher level of capacity utilization in our Orlando facility. Secondarily, it is also attributed to materials cost reductions that we have been able to negotiate on a number of our raw materials and components. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions and both process and yield improvements. Included in the quarter was a charge of approximately $265,000 in the Company’s work-in-process inventories in the lens area to recognize the effect of higher scrap rates in our processes than was embedded in our standard cost.

LIGHTPATH TECHNOLOGIES, INC.

Included in cost of sales for the second quarter of fiscal 2004 was a charge for $129,000 to accrue a liability for an intellectual property license the Company has in order to support a specialty lens product. Subsequently, this lens has been discontinued due to lack of profitability; sales of this lens product in the most recent quarter were zero and in the second quarter of fiscal 2004, were only $46,000. The license agreement has since been terminated.

Selling, General and Administrative:

During the second quarter of fiscal 2005, selling, general and administrative costs (SG&A) was approximately $1,165,000, which was a decrease of approximately $364,000 compared to the second quarter of fiscal 2004. This decrease is due to reductions in a number of general and administrative expenses during the quarter, including D&O insurance cost (approximately $50,000), for which our renewal in February 2004 was at a significant reduction in cost; legal costs (approximately $175,000), which reflect the settlement of one action, reaching a stage of low activity and expense on the Texas action and the assumption of more work by Company staff that had been performed by outside legal resources in fiscal 2004; and investor relations costs (approximately $50,000), which include the cost of our Board of Directors and the running of our annual meeting and the attendant mailings, the latter of which occurs largely in the fiscal second quarter. Departmental expenses, including personnel costs, were approximately equal in the quarters. Headcount in selling, general and administrative areas was also level in the comparative quarters. Depreciation costs were also down slightly in the period for these departments.

New Product Development:

New product development costs (NPD) decreased by approximately $6,000 to approximately $243,000 in the second quarter of fiscal 2005 versus the second quarter of fiscal 2004. Lower spending for materials for product development work, which are expensed in the period they are acquired, offset higher personnel costs. As we continue to work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2005, a major component of our identifiable, amortizing intangible assets became fully amortized and, therefore, for the second fiscal 2005 quarter amortization expense from intangibles was reduced by approximately $333,000 in the quarter. Other identifiable intangibles resulting from the Company’s two acquisitions in fiscal 2000 and 2001 have also concluded their amortization or are nearing the end of their amortizable lives, further reducing amortization expenses. The remaining amortization from the acquisitions will be concluded in early fiscal 2006 after which we anticipate amortization expense will be immaterial.

Gain on Sales of Assets:

Gain on sale of assets was approximately $11,000 in the second quarter of fiscal 2005 compared with $109,000 in the second quarter of fiscal 2004. The assets sold in fiscal 2005 relate to a portion of our lens product line that is suffering from reduced sales; the assets sold in 2004 were a part of our program to dispose of excess equipment from our consolidation of facilities that occurred between December 2002 and June 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Due to low balances in our cash equivalents and generally low interest rates available on those balances, our investment income is immaterial in each of the two quarters. During the second quarter of fiscal 2005 we did not incur amortization expense related to warrant issuance costs; in the same quarter in fiscal 2004, we incurred approximately $78,000 of such expense.

Net Loss:

Net loss was approximately $893,000 during the second quarter of fiscal 2005. Included in the net loss were non-cash items not in cost of goods sold of approximately $0.3 million (primarily intangibles amortization and stock based compensation). This compares with the second quarter of fiscal 2004, in which we reported a net loss of $1,979,000 including $0.6 million in non-cash charges. The $1,286,000 decrease in net loss was due primarily to the higher gross margin ($0.5 million), reduced SG&A costs ($0.4 million) and reduced amortization expenses ($0.4 million). The net loss of $893,000 for the second quarter of fiscal 2005 resulted in a net loss per share of $0.27, an increase of $0.49 compared to the net loss per share of $0.76 in the second quarter of fiscal 2004.

LIGHTPATH TECHNOLOGIES, INC.

Fiscal First Half: Six months ended December 31, 2005 compared to the six months ended December 31, 2004

Revenues:

Our revenues totaled approximately $6,265,000 for the first six months of fiscal 2005, an increase of approximately $2,657,000 or 74% compared to revenues of approximately $3,608,000 for the first six months of fiscal 2004. The increase was primarily attributed to strength in the each of the Company’s three primary product lines: lenses, isolators and collimators. Specifically, average selling price increases accounted for $459,000 of the increase, or 17%, while unit volume increases accounted for $2,060,000 million, or 78% of the increase. Lenses enjoyed higher volume, but lower average selling prices, while isolator sales increases were due to both price and volume improvement caused particularly by a mix change toward higher value-added products. Collimator sales increased primarily due to improved average selling prices due to a mix change toward higher value-added, large beam products. $137,000 of sales increase, or 5%, is the net effect of other revenues and the arithmetical intersection of the changes in price and volume change in the quarter. Pricing pressures are most notable in our lens product line as we do not have significant new products in that line that have notable market acceptance; however we are remaining competitive in lenses as our largest volume increases in dollars were from the lens product line. New products (defined as those introduced in the last twelve months) accounted for sales of $1,548,000, or 25% of sales in the first half. New products are defined as unit volume increases in the price and volume disclosures offered herein. We do not foresee any significant change in the dynamics of price and volume within our lines from recent experience.

Cost of Sales:

In the first six months of fiscal 2005, consolidated cost of sales was approximately $5,138,000, or 82% of product sales, versus the comparable period of fiscal 2004 in which we reported cost of sales of approximately $2,819,000, or 78% of product sales. With gross margin rates similar in the two periods hovering around 20%, it was the increase in volume that contributed to the increase in total gross margin. Despite no significant change in the gross margin rate, we continue to make efforts to reduce manufacturing costs as a percent of sales through raw material cost reductions and both process and yield improvements. Included in cost of sales in the first half of fiscal 2005 was a charge of approximately $265,000 in the Company’s work-in-process inventories in the lens area to recognize the effect of higher scrap rates in our processes than was embedded in our standard cost. Included in cost of sales for the first half of fiscal 2004 was a charge for $129,000 to accrue a liability for an intellectual property license the Company has in order to support a specialty lens product. Subsequently, this lens has been discontinued due to lack of profitability; sales of this lens product were zero in the first half of fiscal 2005 and only $90,000 in the first half of fiscal 2004.

Selling, General and Administrative:

During the first six months of fiscal 2005, selling, general and administrative costs (SG&A) of approximately $2,431,000 decreased by approximately $280,000 from the first six months of fiscal 2004. This decrease is due to reductions in a number of general and administrative expenses during the first half of the fiscal year, primarily including D&O insurance cost (approximately $95,000), for which our renewal in February 2004 was at a significant reduction in cost; legal costs (approximately $80,000), which reflect settlement of one action, reaching a stage of low activity and expense on the Texas action and the assumption of more work by Company staff that had been performed by outside legal resources in fiscal 2004. There were also reductions in investor relations costs and other services such as telephone and electric utility costs. Departmental expenses, including personnel costs, were approximately equal in the comparative six-month periods. Headcount was level in this area throughout the periods.

New Product Development:

New product development costs (NPD) increased by approximately $80,000 to approximately $545,000 in the first six months of fiscal 2005 versus approximately $465,000 in the first six months of fiscal 2004, due primarily to increases in personnel costs as we added staff to our optical engineering group to better serve our recently higher volumes of business. As we work to achieve profitability at our current level of business, NPD spending will continue to be focused on specific product development work to meet customer design requests that will continue to lead to new and continued sales.

LIGHTPATH TECHNOLOGIES, INC.

Amortization of Intangibles:

During the first half of fiscal fiscal 2005, a major component of our identifiable, amortizing intangible assets became fully amortized and, therefore, for there was a substantial reduction during the period in amortization of intangibles from the same half in fiscal 2004. Specifically, amortization was $504,000 in the 2005 half and $1,013,000 in the same half in 2004. The remaining amortization from the acquisitions will be concluded in early fiscal 2006 after which we anticipate amortization expense will be immaterial.

Gain on Sales of Assets:

Gain on sale of assets was approximately $24,000 in the first half of fiscal 2005 compared with $109,000 in the same half of fiscal 2004. The assets sold in fiscal 2005 relate to a portion of our lens product line that is suffering from reduced sales; the assets sold in 2004 were a part of our program to dispose of excess equipment from our consolidation of facilities that occurred between December 2002 and June 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Due to low balances in our cash equivalents and generally low interest rates available on those balances, our investment income is immaterial in each of the two periods.

Net Loss:

Net loss was approximately $2,475,000 during the first six months of fiscal 2005. Included in the net loss were non-cash items of approximately $0.8 million (primarily intangibles amortization and stock based compensation). This compares with the first six months of fiscal 2004, in which we reported a net loss of approximately $3,359,000, including $1.0 million in similar non-cash charges. The $0.9 million decrease in net loss was due primarily to gross margin improvement of 0.3 million and reduced operating costs of 0.6 million. The net loss for the first six months of fiscal 2005 resulted in a net loss per share of $0.76, a decrease of $0.53 compared to the first six months of fiscal 2004 net loss per share of $1.29.

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

LIGHTPATH TECHNOLOGIES, INC.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006, which begins July 1, 2006. Currently, the Company accounts for its share-based payment transactions that are stock options under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company accounts for its share-based payment transactions that are restricted stock agreements or restricted stock units by recognizing compensation expense for the fair value of those instruments under the provisions of SFAS 123. Management is assessing the implications of SFAS 123R, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. During the second quarter of fiscal 2005 (three months ended December 31, 2004), the Company’s Compensation Committee considered the matter of the effect of prospective future recognition of compensation expense under SFAS 123R from still outstanding stock options that are significantly “out-of-the money.” The Compensation Committee passed a resolution to accelerate the remaining vesting of such options. These options, totalling 9,900 original shares, held by 18 employees, of which 4,378 shares were accelerated by this resolution, were granted from January 2001 to January 2002 when the Company’s stock price ranged from approximately $93 per share to approximately $27 per share (compared to a trailing 12 month range of $3.25 to $7.52 per share as of January 31, 2005). These options had an original fair value measurement ranging from approximately $67 to $23 per share at the time of the grant and a total remaining prospective recognition of fair value compensation expense of approximately $149,000 at the time of the action by the Compensation Committee. While the Compensation Committee believes that SFAS 123R is a fair resolution to the longstanding issue of equity-based incentive compensation, it does not believe there is true value to the Company by the future recognition of the remaining original fair value expense of options that no longer have any material calculable fair value. Such instruments no longer have any economic value to the employees holding them and no retentive value to the Company with regard to those employees. Once the Company becomes subject to the provisions of SFAS 123R, the Company will recognize expense in accordance with its provisions.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

LIGHTPATH TECHNOLOGIES, INC.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

LightPath’s liquid investments were invested in money market accounts or overnight repurchase agreements until August 2003. LightPath does not believe that the market risk related to these investments was significant. In August 2003, we began investing much of our cash resources in short-term taxable auction rate certificates (ARC’s) in order to improve our effective received yield on our invested cash by approximately 30 basis points. The ARC’s we have chosen have Aaa ratings and, due to their short-term nature (30-day rate resets) and the level of investable cash balances, we do not believe that changes in market interest rates of up to 10% either up or down will have a material effect on our results of operations.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who is also acting as our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

PART II

Item 1. Legal Proceedings

In 2000, a group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. Since being filed, a Texas court has granted the Company’s motion for Summary Judgment. An appellate court subsequently denied the plaintiff’s motion for reconsideration and the Texas Supreme Court has dismissed a plaintiff’s petition for a review for want of jurisdiction. The plaintiffs subsequently filed another appeal with the 14th District Court of Appeals in Texas. On November 3, 2004, arguments were heard in that court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision, is not expected until mid-year calendar 2005.

The Company licenses certain patents from the University of Florida Research Foundation, Inc. (“UF’). UF notified us that we were in default under the terms of the Amended and Restated License Agreement (“License”) for failure to pay certain royalties. UF claims that we owe $83,000 in unpaid royalties. In April 2004, UF sent its letter of termination of the license. Although we pursued a settlement with UF of its claims for unpaid royalties, such discussions were unsuccessful. We continue to dispute the amount claimed by UF to be owed, although UF has taken no further action in respect of its claims. The termination of the license agreement does not materially adversely affect our business.

During the quarter ended September 30, 2004, the Company settled an employee harassment suit relating to an action filed against the Company’s Geltech subsidiary concerning a pre-acquisition, 1998 incident. The Company will make payments to both the plaintiff and plaintiff’s attorneys over a seven-month period that will total $70,000. The action was dismissed upon reaching the settlement.

The Company may also be involved, from time to time, in various claims or actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such matters, management is of the opinion that any outcomes will not have a significant effect on the Company’s financial position or results of operations.

LIGHTPATH TECHNOLOGIES, INC.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the CEO and Acting CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release of February 10, 2005 reporting financial results for the fiscal second quarter ended December 31, 2004, and announcing webcast on February 10, 2005.

LIGHTPATH TECHNOLOGIES, INC.

1.	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 14, 2005	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: February 14, 2005	By:	/s/ Kenneth Brizel
Acting Chief Financial Officer