Form 10-Q
period 2005-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2005-05-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

3,342,900 shares of common stock, Class A, $.01 par value, outstanding as of April 29, 2005

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,477,737	$2,531,029
Trade accounts receivable, net of allowance of $118,932 and $165,387, respectively	1,775,106	1,797,113
Inventories	1,727,431	1,457,027
Prepaid expenses and other assets	152,852	500,328

Total current assets	5,133,126	6,285,497
Property and equipment - net	1,580,893	2,343,783
Intangible assets - net	363,225	905,896
Other assets	65,215	145,913

Total assets	$7,142,459	$9,681,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$893,331	$656,263
Accrued liabilities	300,339	428,896
Accrued payroll and benefits	278,421	565,935
Accrued severance and exit costs	3,404	41,276
Capital lease obligation, current portion	20,654	—

Total current liabilities	1,496,149	1,692,370

Capital lease obligation, excluding current portion	48,887	—

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,337,363 and 3,222,549 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	33,374	32,226
Additional paid-in capital	191,426,528	190,986,547
Accumulated deficit	(185,612,307)	(182,831,197)
Unearned compensation	(250,172)	(198,857)

Total stockholders’ equity	5,597,423	7,988,719

Total liabilities and stockholders’ equity	$7,142,459	$9,681,089

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Product sales, net	$3,065,310	$1,951,118	$9,329,972	$5,558,896
Cost of sales	2,268,520	1,624,689	7,392,693	4,443,232

Gross margin	796,790	326,429	1,937,279	1,115,664

Operating expenses:
Selling, general and administrative	830,275	1,386,697	3,290,158	4,097,510
New product development	224,633	239,919	753,860	704,786
Amortization of intangibles	38,217	465,647	542,672	1,479,022
Loss (gain) on sales of assets	13,042	(6,450)	(10,499)	(115,106)
Reorganization and relocation expense	—	—	—	1,766

Total operating costs	1,106,167	2,085,813	4,576,191	6,167,978

Operating loss	(309,377)	(1,759,384)	(2,638,912)	(5,052,314)

Other income (expense)
Gain (loss) on settlement of litigation	—	790,000	(70,000)	790,000
Investment and other income (expense), net	3,394	(100,256)	(72,198)	(166,201)

Net loss	$(305,983)	$(1,069,640)	$(2,781,110)	$(4,428,515)

Loss per share (basic and diluted)	$(0.09)	$(0.37)	$(0.85)	$(1.64)

Number of shares used in per share calculation	3,311,984	2,880,458	3,287,587	2,700,855

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows due to operating activities:
Net loss	$(2,781,110)	$(4,428,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,342,720	2,284,387
Gain on sale of assets	(10,499)	(115,106)
Stock-based compensation	389,292	116,216
Provision for doubtful accounts receivable	(46,455)	—
Changes in operating assets and liabilities:
Trade receivables	68,462	13,229
Inventories	(270,404)	(49,832)
Prepaid expenses and other assets	415,131	208,099
Accounts payable and accrued expenses	(216,875)	(188,134)

Net cash used in operating activities	(1,109,738)	(2,159,656)

Cash flows due to investing activities:
Property and equipment additions	(51,243)	(299,294)
Proceeds from sale of assets	112,627	145,226

Net cash provided by (used in) investing activities	61,384	(154,068)

Cash flows due to financing activities:

Proceeds from issuance of common stock, net	—	1,894,368
Proceeds from exercise of stock options	521	—
Payments on capital lease obligations	(5,459)	—

Net cash (used in) provided by financing activities	(4,938)	1,894,368

Net decrease in cash and cash equivalents	(1,053,292)	(419,356)

Cash and cash equivalents at beginning of period	2,531,029	3,367,650

Cash and cash equivalents at end of period	$1,477,737	$2,948,294

Supplemental disclosure of cash flow information:
Non-cash financing activity -
Warrant issued in connection of line of credit	$—	$315,363
Capital lease obligation	$75,000	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2005 and 2004

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

Liquidity: During fiscal years 2003 and 2004, progress was made to reduce cash outflow. In fiscal 2003, cash used in operations was approximately $9.7 million. In fiscal 2004, cash used in operations was $2.5 million. The Company’s operating plan in fiscal 2005 includes reaching positive cash flow from operations during the year. However, through March 31, 2005 that has not yet occurred and there can be no assurance that the plan can be fully achieved and the Company has no firm commitments for any material future financing, if needed, at this time. At March 31, 2005, the Company has a cash and cash equivalent balance of approximately $1.5 million. The Company may seek external debt or equity financing in 2005 or thereafter, if it can be obtained in an amount and on terms that are acceptable to us, though no assurance can be made that financing will be available. With regard to prospective equity financing, the Company’s stockholders approved a proposal at the annual meeting of stockholders on October 20, 2004 to permit the Board to enter into one or more transactions to issue up to 1.2 million additional common shares or equivalents, for such purposes as determined by the Board of Directors. The Company does not currently anticipate relying on such approval for any equity issuances.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating cash flow from operations. The Company did not generate positive cash flow from operations in the quarter or the nine months ended March 31, 2005. The aforementioned 2005 operating plan and related financial projections the Company has developed anticipate further sales growth, continuing improvement in margins based on production efficiencies and reductions in product costs, offset by higher selling, administrative and new product development costs. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

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

March 31, 2005 and 2004

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

Property and equipment are stated at cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds, less estimated salvage value which is most of the acquisition cost, are depreciated on a straight-line basis over the estimated useful lives ranging from one to two years.

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

March 31, 2005 and 2004

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

	Three months ended March 31		Nine months ended March 31
	2005	2004	2005	2004
Net loss, as reported	$(305,983)	$(1,069,640)	$(2,781,110)	$(4,428,515)

Add: Total stock-based employee compensation expense (forfeitures) included in reported net loss	84,227	95,034	392,437	116,216
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	89,965	213,083	873,140	557,287

Pro forma net loss	$(311,721)	$(1,187,689)	$(3,261,813)	$(4,869,586)

Loss per share:
Basic and diluted, as reported	$(0.09)	$(0.37)	$(0.85)	$(1.64)

Basic and diluted, pro forma	$(0.09)	$(0.41)	$(0.99)	$(1.80)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R was originally to have been effective for the beginning of the first annual reporting period after June 15, 2005, which would have been the Company’s fiscal year 2006. On April 14, 2005, the Securities and Exchange Commssion adopted a new rule extending the date for compliance with SFAS No. 123R to the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The financial statements for the Company, which has a June 30 year-end, must comply with SFAS No. 123R when the interim financial statements for the quarter beginning July 1, 2005 are filed with the Commission.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2005 and 2004

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

Reclassification of certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2. Inventories

The components of inventories include the following at:

	March 31, 2005	June 30, 2004
Raw materials	$718,086	$522,373
Work in process	712,028	431,786
Finished goods	297,317	502,868

Total inventories	$1,727,431	$1,457,027

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2005 and 2004

3. Property and Equipment

During the first nine months of fiscal 2005 the Company disposed of equipment with a book value of $89,086, resulting in a gain of $23,541. There were no disposals during the third quarter of fiscal 2005.

4. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142:

	March 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patents and trademarks granted	2,860,000	2,803,333	56,667
Other intangibles	621,302	314,744	306,558

Total	$3,481,302	$3,118,077	$363,225

	June 30, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	1,041,750	947,047	94,703
Developed technology	6,064,981	5,731,800	333,181
Patents and trademarks granted	2,860,000	2,713,333	146,667
Other intangibles	621,302	289,957	331,345

Total	$10,588,033	$9,682,137	$905,896

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

7. Stock-Based Compensation

The following is a summary of stock-based compensation amounts included in each of the cost and expense categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Cost of sales	$6,769	$—	$20,306	$—
Selling, general and administrative	74,208	87,733	353,608	181,914
Research and development	3,250	7,301	18,523	(65,698)

Total stock-based compensation, net of forfeitures	$84,227	$95,034	$392,437	$116,216

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2005 and 2004

8. Segment Data

The Company produces passive optical equipment. This one line of business represents 100% of consolidated revenue from production.

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

During the quarter ended September 30, 2004, the Company settled an employee harassment suit relating to an action filed against the Company’s Geltech subsidiary concerning a pre-acquisition, 1998 incident. The Company has made payments to both the plaintiff and plaintiff’s attorneys totaling $70,000. The action was dismissed upon reaching the settlement.

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

Nevertheless, the ongoing cash used by the business remains negative each quarter and management, while continuing to work toward reducing costs and producing product at lower per-unit costs, believes that increased sales volumes going forward will be required to permit the Company to be self-sustaining in terms of a regular and positive cash flow from operations. In order to increase sales volumes, during fiscal 2004 and 2005 to-date, the sales force was strengthened through changes and additions of personnel. In early fiscal 2004 a Senior Vice President of Sales and Marketing was added to lead the effort to bring LightPath’s capabilities to the marketplaces of specialty and high-performance optics users.

How we operate: The Company has continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semi-conductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•	The fact that as our customers take products of this nature into higher volume commercial production, they begin to work seriously to reduce costs – which often leads them to turn to overseas producers, even if sacrificing quality.

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we cannot service the biggest opportunities that may present themselves in the market. Therefore, a key operational objective is to establish a lower cost production capability that maintains the quality levels our customers expect.

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

Our key indicators:

Sales Backlog – We believe that sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At March 31, 2005, our disclosure backlog was approximately $2,488,000; at March 31, 2004, it was approximately $2,810,000. We believe this decrease in the disclosure backlog is attributable to weakness in our remaining communication market customers, which more than offset the growth in our sales to customers in the industrial, medical, and defense markets.

At December 31, 2004, our disclosure backlog was $2,980,000, indicating that our recent sales growth rate may slow in the quarter ending June 30, 2005.

Inventory Levels - Inventory levels are managed by the Company to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At March 31, 2005, our DCSI was 69 compared to 63 at March 31, 2004.

Accounts Receivable Levels and Quality - Accounts receivable levels are similarly managed by the Company to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. At March 31, 2005, our DSO was 53 compared to 59 at March 31, 2004.

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

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek necessary sales growth, however we may not succeed and we may find it necessary to raise additional capital. Should capital not be available to the Company at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of the Company or of some of the Company’s product and production capabilities. The Company has no firm commitments for any future financing at this time and we have a book cash balance of approximately $1.4 million at April 30, 2005.

In the quarter ended December 31, 2004, the Company entered into a $75,000 capital equipment lease for equipment to support our molded optics production. If additional capital expenditures are warranted, the Company will seek similar capital equipment lease financing. It is uncertain whether the Company will be able to consistently have access to this source of capital.

Further improvement in cash flow, which will initially mean a reduction in cash used, is expected to be primarily a function of sales increases and, to a lesser extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Sales management has been strengthened and focused efforts are underway in order to try to penetrate new industrial optics customers.

Our fiscal 2005 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and expected selling and administrative expenditures. Not all of these factors have fully materialized at the end of the first nine months of the fiscal 2005 year.

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

Sources and Uses of Cash

The Company’s recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows have been negative, meaning a net use of cash. This net use of cash has been met by drawing down on the Company’s cash and cash equivalent balances.

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

There are certain uses of the Company’s cash that are contractually or commercially committed. Those are presented below as of March 31, 2005:

Contractual Obligations – Payments Due By Period (dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	833	1,727	592	—	Real estate lease with monthly payments

Capital lease	22	44	33	—	Capital lease for equipment with monthly payments

Open purchase orders	657	—	—	—	For materials and services

Other restructuring and exist costs	3	—	—	—	Balance of payments due on New Jersey lease assigned

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues:

Our revenues totaled approximately $3,065,000 for the third quarter of fiscal 2005, an increase of approximately $1,114,000, or 57% compared to revenues for the third quarter of fiscal 2004. The increase was primarily attributed to higher volumes and higher average selling prices caused by a mix shift to higher value-added products. Specifically, average selling prices across all of our product lines accounted for $151,000, or 12% of the sales increase, while volume increases across all of our product lines accounted for $1,071,000, or 82% of the sales increase. The remaining $87,000 of sales increase is the net effect of other revenues and the arithmetical intersection of the changes in price and volume change in the quarter. New products (defined as those introduced in the last twelve months) accounted for sales of $248,000, or 8% of sales in the quarter. New products are defined as unit volume increases in the price and volume disclosures offered herein.

Cost of Sales:

In the third quarter of fiscal 2005, consolidated cost of sales of approximately $2,269,000 was approximately 74% of product sales, versus the comparable period of fiscal 2004 in which we reported cost of sales of approximately $1,625,000, or 83% of product sales. This improvement in gross margin (from 17% to 26% of sales) is primarily due to efficiencies that we are gaining as we reach a higher level of capacity utilization in our Orlando facility. Secondarily, it is also attributed to materials cost reductions that we have been able to negotiate on a number of our raw materials and components. We continue to make efforts to reduce manufacturing costs as a percent of sales through cost reductions and both process and yield improvements.

Selling, General and Administrative:

During the third quarter of fiscal 2005, selling, general and administrative costs (SG&A) was approximately $830,000 or 27% of product sales, which was a decrease of approximately $556,000 or 40% compared to the third quarter of fiscal 2004. The decrease was due to a reduction in compensation-related expenses, investor relations, outside services and general administrative expenses. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent cost.

New Product Development:

New product development costs (NPD) decreased by approximately $15,000 or 6% to approximately $225,000 or 7% of product sales in the third quarter of fiscal 2005 versus the third quarter of fiscal 2004, due primarily to lower spending for materials for product development work, which are expensed in the period they are acquired. As we work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2005, a major component of our identifiable, amortizing intangible assets became fully amortized and, therefore, for the third quarter of fiscal 2005 amortization expense from intangibles was reduced by approximately $427,000 in the quarter. Other identifiable intangibles resulting from the Company’s two acquisitions in fiscal 2000 and 2001 have also concluded their amortization or are nearing the end of their amortizable lives, further reducing amortization expenses. The remaining amortization from the acquisitions will be concluded in early fiscal 2006 after which we anticipate amortization expense will be immaterial.

Loss/(Gain) on Sales of Assets:

Loss on sale of assets was approximately $13,000 in the third quarter of fiscal 2005 compared with a gain of $6,000 in the third quarter of fiscal 2004. The loss in fiscal 2005 relates to the accelerated settlement of a note receivable related to the financing of the disposition of a former subsidiary; the assets sold in 2004 were a part of our program to dispose of excess equipment from our consolidation of facilities that occurred between December 2002 and June 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Due to low balances in our cash equivalents and generally low interest rates available on those balances, our investment income is immaterial in each of the two quarters. During the third quarter of fiscal 2005 we did not incur amortization expense related to warrant issuance costs; in the same quarter in fiscal 2004, we recorded amortization of warrant issuance cost of approximately $79,000 for a warrant that was issued in the first quarter of fiscal 2004.

Net Loss:

Net loss was approximately $306,000 during the third quarter of fiscal 2005. Included in the net loss were non-cash items of approximately $0.3 million (primarily intangibles amortization and stock based compensation). This compares with the third quarter of fiscal 2004, in which we reported a net loss of $1,070,000 including $0.6 million in non-cash charges. The $764,000 decrease in net loss was due primarily to the higher gross margin ($0.5 million), reduced SG&A costs ($0.6 million) and reduced amortization expenses ($0.4 million) partially offset by reduced other income ($0.7 million). The net loss of $306,000 for the third quarter of fiscal 2005 resulted in a net loss per share of $0.09, a decrease of $0.28 compared to the net loss per share of $0.37 in the third quarter of fiscal 2004.

Nine months ended March 31, 2005 compared to the nine months ended March 31, 2004

Revenues:

Our revenues totaled approximately $9,330,000 for the first nine months of fiscal 2005, an increase of approximately $3,771,000 or 68% compared to revenues of approximately $5,559,000 for the first nine months of fiscal 2004. Specifically, average selling price increases accounted for $443,000 of the increase, or 12%, while unit volume increases accounted for $2,901,000 million, or 77% of the increase. New products (defined as those introduced in the last twelve months) accounted for sales of $1,796,000, or 19% of sales in the first nine months. New products are defined as unit volume increases in the price and volume disclosures offered herein. We do not foresee any significant change in the dynamics of price and volume from recent experience.

Cost of Sales:

In the first nine months of fiscal 2005, consolidated cost of sales was approximately $7,393,000, or 79% of product sales, versus the comparable period of fiscal 2004 in which we reported cost of sales of approximately $4,443,000, or 80% of product sales. With gross margin rates relatively similar in the two periods hovering around 20%, it was the increase in volume that contributed to the increase in total gross margin. The slight improvement in the gross margin rate, is a result of our continuing efforts to reduce manufacturing costs as a percent of sales through raw material cost reductions and both process and yield improvements. Included in cost of sales in the first nine months of fiscal 2005 was a charge of approximately $265,000 in the Company’s work-in-process inventories to recognize the effect of higher scrap rates in our processes than was embedded in our standard cost. Included in cost of sales for the first nine months of fiscal 2004 was a charge for $69,000 to accrue a liability for an intellectual property license the Company has in order to support a specialty lens product. Subsequently, this lens has been discontinued due to lack of profitability; sales of this lens product were zero in the first nine months of fiscal 2005 and only $199,000 in the first nine months of fiscal 2004.

Selling, General and Administrative:

During the first nine months of fiscal 2005, selling, general and administrative costs (SG&A) of approximately $3,290,000 decreased by approximately $807,000 from the first nine months of fiscal 2004. This decrease is due to reductions in a number of general and administrative expenses during the first nine months of the fiscal year, primarily wages and benefits (approximately $162,000), bonuses and commissions (approximately $51,000), insurance costs (approximately $205,000), in which a significant portion of the reduction was in our D&O insurance renewal, investor relations costs (approximately $126,000), facilities, legal costs and utilities totaling approximately $152,000.

New Product Development:

New product development costs (NPD) increased by approximately $49,000 to approximately $754,000 in the first nine months of fiscal 2005 versus approximately $705,000 in the first nine months of fiscal 2004, due primarily to increases in personnel costs as we added staff to our optical engineering group to better serve our recently higher volumes of business. As we work to achieve profitability at our current level of business, NPD spending will continue to be focused on specific product development work to meet customer design requests that will continue to lead to new and continued sales.

Amortization of Intangibles:

During the first nine months of fiscal 2005, a major component of our identifiable, amortizing intangible assets became fully amortized and, therefore, there was a substantial reduction during the period in amortization of intangibles from the same period in fiscal 2004. Specifically, amortization was $543,000 in the first nine months of 2005 compared to $1,479,000 in the same nine-month period of 2004. The remaining amortization from the acquisitions will be concluded in early fiscal 2006 after which we anticipate amortization expense will be immaterial.

Gain on Sales of Assets:

Gain on sale of assets was approximately $10,000 in the first nine months of fiscal 2005 compared with $115,000 in the same period of fiscal 2004. The assets sold in fiscal 2005 relate to a portion of our lens product line that is suffering from reduced sales; the assets sold in 2004 were a part of our program to dispose of excess equipment from our consolidation of facilities that occurred between December 2002 and June 2003. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Due to low balances in our cash equivalents and generally low interest rates available on those balances, our investment income is immaterial in each of the two periods. During the first nine months of fiscal 2005 we did not incur amortization expense related to warrant issuance costs; in the same nine months in fiscal 2004, we recorded amortization of warrant issuance cost of approximately $158,000 for a warrant that was issued in the first quarter of fiscal 2004.

Net Loss:

Net loss was approximately $2,781,000 during the first nine months of fiscal 2005. Included in the net loss were non-cash items of approximately $1.1 million (primarily intangibles amortization and stock based compensation). This compares with the first nine months of fiscal 2004, in which we reported a net loss of approximately $4,429,000, including $1.6 million in similar non-cash charges. The $1.6 million decrease in net loss was due primarily to gross margin improvement of $0.8 million and reduced operating costs of $1.6 million partially offset by a reduction of $0.8 million in other income. The net loss for the first nine months of fiscal 2005 resulted in a net loss per share of $0.84, a decrease of $0.80 compared to the first nine months of fiscal 2004 net loss per share of $1.64.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company must comply with the provisions of SFAS 123R when the interim financial statements of the Company for the quarter beginning July 1, 2005 are filed with the Commission. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006, which begins July 1, 2005. Currently, the Company accounts for its share-based payment transactions that are stock options under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company accounts for its share-based payment transactions that are restricted stock agreements or restricted stock units by recognizing compensation expense for the fair value of those instruments under the provisions of SFAS 123. Management is assessing the implications of SFAS 123R, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. During the second quarter of fiscal 2005 (three months ended December 31, 2004), the Company’s Compensation Committee considered the matter of the effect of prospective future recognition of compensation expense under SFAS 123R from still outstanding stock options that are significantly “out-of-the money.” The Compensation Committee passed a resolution to accelerate the remaining vesting of such options. These options, totaling 9,900 original shares, held by 18 employees, of which 4,378 shares were accelerated by this resolution, were granted from January 2001 to January 2002 when the Company’s stock price ranged from approximately $93 per share to approximately $27 per share (compared to a trailing 12 month range of $3.25 to $7.52 per share as of January 31, 2005). These options had an original fair value measurement ranging from approximately $67 to $23 per share at the time of the grant and a total remaining prospective recognition of fair value compensation expense of approximately $149,000 at the time of the action by the Compensation Committee. While the Compensation Committee believes that SFAS 123R is a fair resolution to the longstanding issue of equity-based incentive compensation, it does not believe there is true value to the Company by the future recognition of the remaining original fair value expense of options that no longer have any material calculable fair value. Such instruments no longer have any economic value to the employees holding them and no retentive value to the Company with regard to those employees. Once the Company becomes subject to the provisions of SFAS 123R, the Company will recognize expense in accordance with its provisions.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We invest a portion of our cash reserves in a money market fund. The money market fund is not protected under the FDIC; however, the Company has not experienced any losses in these funds. The Company believes that it is not exposed to any significant risk from investing in money market funds.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

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

During the quarter ended September 30, 2004, the Company settled an employee harassment suit relating to an action filed against the Company’s Geltech subsidiary concerning a pre-acquisition, 1998 incident. The Company has made payments to both the plaintiff and plaintiff’s attorneys totaling $70,000. The action was dismissed upon reaching the settlement.

The Company may also be involved, from time to time, in various claims or actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such matters, management is of the opinion that any outcomes will not have a significant effect on the Company’s financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

1. The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of the CEO and CFO pursuant to Rule 13a-14(a)

2. The following reports on Form 8-K were filed under the Securities Exchange Act of 1934 during the quarter ended March 31, 2005:

Exhibit Number	Description
1.	Current Report on Form 8-K dated January 7, 2005 reporting projected financial results for the second quarter of fiscal 2005, which ended December 31, 2004, including a press release thereon.

2.	Current Report on Form 8-K dated January 19, 2005 announcing its new product line of flexible beam expanders, including a press release thereon.

3.	Current Report on Form 8-K dated February 11, 2005 announcing the resignation of Mr. James Adler, Jr. from the Board of Directors and the appointment of Mr. Khan to the Board of Directors, including a press release thereon.

4.	Current Report on Form 8-K dated March 30, 2005 announcing the resignation of Mr. Kenneth Brizel (CEO) from the position of interim Chief Financial Officer and the appointment of Mr. Robert Burrows to the position of Chief Financial Officer, including a press release thereon.

5.	Current Report on Form 8-K dated April 1, 2005 announcing its new long wavelength infrared aspheric lenses, including a press release thereon.

6.	Current Report on Form 8-K dated April 8, 2005 reporting projected financial results for the third quarter of fiscal 2005, which ended March 31, 2005, including a press release thereon.

7.	Current Report on Form 8-K dated May 5, 2005 reporting financial results for the third quarter of fiscal 2005, which ended March 31, 2005, including a press release thereon.

1. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 10, 2005	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: May 10, 2005	By:	/s/ Robert Burrows
Chief Financial Officer