Form 10-K
period 2005-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2005-09-21
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the Nasdaq SmallCap Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as two parties filing on Form SC 13-G) was approximately $ 6,377,100 as of September 15, 2005.

As of September 15, 2005, the number of shares of the registrant’s Class A Common Stock outstanding was 3,827,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LightPath Technologies, Inc.

Form 10-K

PART I

Item 1. Business.

General

LightPath Technologies, Inc. (“LightPath” or “Company”) manufactures optical components and higher level assemblies including precision molded glass aspheric optics, isolators, proprietary fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, barcode scanners, optical data storage, hybrid fiber coax (datacom and telecom), machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to do their jobs:

•	Molded glass aspheres are in various high performance optical applications

•	Isolators prevent the back-reflection of optical signals that can degrade optical transmitter and amplifier performance whenever light must enter or exit a fiberoptic cable (“fiber”)

•	Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber.

•	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance, approaching aspheric performance at a fraction of the price.

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

From 1998 until 2002, the our intense pursuit of optoelectronics and photonics applications led it to become heavily reliant on the telecommunications capital equipment market, which went through a rapid and substantial increase and a similarly rapid and substantial decline in these five years. This drove our product development and acquisition strategies during this time and led to an increase in reported revenues from under $1 million to over $26 million and then to a decline to under $7 million in fiscal 2003. As a result of activities during this five-year period, we found it necessary to reduce costs significantly by consolidating all production and corporate headquarters in Florida. Once we consolidated all Company operations to one site under one management group and with one sales force, we determined that our former operating segments of Optical Lenses and Laser Components were no longer reportable operating segments and, as such, we operate a single business with the aforementioned optical component product lines.

Business Strategy

Our strategy is to diversify away from strictly telecom markets toward our traditional optics customer base, which represents over 1,000 companies engaged in a wide variety of markets. We had not emphasized applications with these customers during the telecommunications boom and we are working diligently to service and participate in the development of their next generation of applications and products. We continue to serve a number of telecom customers, most of them are in a broader market of communications, including datacom, hybrid-fiber coax and wireless communications.

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

Molded Aspheres

We have rights under a royalty-free perpetual license to the Precision Molded Optics process originally developed by Corning, Inc., whose business in this field we acquired in 1994. Products manufactured using this technology include glass aspheric lenses, sub-millimeter lenses and lens arrays. These products include wafer-scale molded glass aspheric lenses, anamorphic lenses and hybrid optical components and our Infrared molded optics introduced during 2005.

Our molded glass aspheres are used in a wide variety of laser and imaging applications in optical data storage, high precision printing, barcode scanning, environmental monitoring, machine vision, sensors, laser-to-fiber coupling, and medical equipment. We continue to aggressively pursue new sales opportunities in, for example, the application areas of medical devices, anamorphic corrections and infrared imaging.

We continue to sell aspheric lenses for various communications applications. Glass aspheric lenses and lens arrays are used to perform two major tasks. One is the collimation of light as it emerges from the fiber. The second major task is coupling and focusing light at the output of a laser diode to a fiber or waveguide. Glass provides high performance and wavelength stability over fluctuating temperature.

Isolators

We have developed a family of products that utilize a proprietary micro-fixture design and robotic platform processes. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. This flexible platform is capable of producing a variety of finished products including isolators. We are manufacturing a qualified family of free-space, laminate and custom isolators. We sell isolator assemblies for applications in all communications markets. This line is based on a manufacturing platform that can address a wide range of customer specifications, while supporting lower cost applications. Sales of isolators improved in fiscal 2005 and we continue to serve the communications market while working towards sales into other market applications.

Collimators

During 1998, we began the development of products for the then-emerging optoelectronics markets, specifically in the areas of fiber telecommunications. Our standard collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of 10 watts of optical power. Customers have passively tested our collimators to over 100 watts in the forward direction. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses. During 1999 and 2000, we expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low-cost products and solutions to meet their telecom-related collimator needs. Beginning in 2001, the telecom equipment market slowed dramatically, reducing the demand for the optical components segment of the market. During fiscal 2004 we introduced seven new ruggedized collimators for use in high-power ND:YAG beam delivery units including fiber lasers. Due to the decline of this initial market segment, we pursued investigating other opportunities incorporating our unique patented laser fusion technology and began selling new high power collimators during fiscal 2005.

GRADIUM Lenses

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

Our growth strategy continues to be to increase our emphasis on key laser market niches in the U.S., Europe and Asia to establish the necessary products and partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold some of our GRADIUM production equipment to an Asia/Pacific company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in Asia/Pacific. This agreement was renegotiated in fiscal 2003, whereby we obtain a royalty for their GRADIUM sales and we will maintain U.S. GRADIUM. Distribution agreements are in place with specialty distributors to further assist in obtaining penetration into the high-power YAG laser and high performance lens end-markets.

Optical Assemblies

We are currently producing optical assemblies based on our proprietary technologies. We are working to design, build and sell optical assemblies into the markets for test and measurement, medical devices, military, industrial and communications. Our efforts, particularly in the medical devices, military and industrial markets, have resulted in revenue increases of over 40% compared to fiscal 2004.

Sales and Marketing

Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage, infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, lens systems) to products incorporating lens components (e.g., robotics, semiconductor production equipment) and communications (various optics are required for bandwidth expansion and improved data transfer for the optical network). As a result, the markets for our products are highly segmented and no single marketing approach will allow us to access all available market segments.

From fiscal 1998 to fiscal 2002, when our sales and marketing strategy was designed to capitalize on the growing demand for optical components for telecom. Since that period, there have been substantial changes in our organization, structure and sales strategies. Because we rely on multiple markets and market segments to diversify our sales base, we have made necessary changes in our sales force and sales strategies to strengthen our sales presence in markets we deliver value to.

Sales Organization

Our sales staff is trained to promote and sell all of our product lines to our customers. In order to be more accessible to potential customers we have divided our sales staff into the following territories:

U.S. East Coast & Eastern Canada	Asia
U.S. West Coast & Western Canada	Europe
U.S. Central

In addition, we have formalized relationships with twelve industrial, laser, optoelectronics and medical component distributors located in foreign countries and in the U.S. to assist in distribution of our products geographically outside the United States and in highly specific target markets. Because the optics industry is highly fragmented, we utilize these distributors, certain catalog distributors, our own catalog and our internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make limited use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

Trade Shows

We have displayed our product line additions and enhancements at one or more trade shows each year. For example we participated in Photonics West in January 2005 and SPIE East in April 2005. We introduced two new products at these shows, a line flexible beam expanders and long wavelength infrared aspheric lenses, which are examples of how we believe LightPath can provide added value to our customers. We also attended CLEO and shows in Europe and Asia. Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

New Products

During fiscal 2005 we introduced a new proprietary lead free glass ECO550 used for precision molded aspheric lenses. The European Parliament has established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese have established “Green” requirements in 2003, for the elimination of certain hazardous substances used in electronic equipment, RoHS takes effect July 2006, “Green” is in effect now. ECO550 glass is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

We introduced collimating lenses designed for 405 nm blue laser diodes. The new glass molded aspheric lens is designed for use with the new Nichia® blue diode laser, and is designed and manufactured to extremely stringent optical standards. The effort from both engineering and manufacturing required improved beam quality, which is particularly difficult for shorter wavelength lasers. These lenses are also applicable to other blue laser manufactures applications.

We announced the ability to mold long-wavelength infrared (LWIR) aspheric optics; this new product line is called the Black Diamond (TM). Traditionally these aspheric lenses have been limited to visible and near-infrared wavelengths. Recent advances in optical materials now provide a common technology path to produce molded long-wavelength infrared (LWIR) aspheric optics over the wavelength range of 1 to 14 microns. LightPath’s Black Diamond(TM) technology enables high performance, cost-effective LWIR molded aspheric lenses. Traditionally, infrared optics rely on individually diamond turned or other lengthy manufacturing methods. Utilizing aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems. These LWIR lenses are used in a variety of markets including defense, industrial, commercial and automotive applications.

We introduced a new line of flexible beam expanders. The new beam expanders are used in a variety of optical applications in the industrial, medical, defense and instrumentation markets including metrology, laser delivery systems, LIDAR and beam conversion. Unlike conventional beam expanders, the new flexible beam expanders incorporate a single-mode or polarization-maintaining fiber between the input and output lenses. By using the fiber, the input and output beams can be positioned independently from one another, allowing the freedom to mount the beam expander in tight spaces that normally would require a series of free space optics.

Our efforts in new product development are intended to broaden our capabilities to service market areas in addition to the communications markets, where our customers ask for more demanding optical performance. In addition to the products mentioned above, we are skilled at designing and producing of optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. We believe these optical assemblies, which solve multiple optical problems in one package, have the future potential to produce higher gross profit margins for us than individual components.

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

We believe we can be successful in procuring business because of our unique capabilities in optical design engineering that we make available on the merchant market. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign production source. We also continue to have the proprietary GRADIUM lens glass technology and the ability to make unique, elemental-impregnated porous-silica optical media that can be used in various test and measurement and sensing applications.

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

Aspheric lenses

Manufacturers of aspheric lenses provide significant competition for our molded glass aspheric lenses in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Eastman Kodak Corporation and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost as their measure of success over performance and durability.

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

In Orlando, we have furnaces to produce boules and glass coring equipment for our current needs of GRADIUM for our sales in the U.S. and Europe. We also obtain GRADIUM boules from Hikari Glass in Japan, from whom we have an agreement to obtain a royalty for their sales of GRADIUM in Asia/Pacific.

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

Our proprietary GRADIUM boules are produced by an Asia/Pacific partner under agreement with us, which remits a royalty to us for its sales to customers in Asia/Pacific. This arrangement allows our product to gain sales exposure in Asia/Pacific and provides us with a second source for boule production.

We have taken steps to protect our proprietary methods of repeatable high-quality manufacturing by patent disclosures and internal trade secret controls.

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. However, one such glass is a glass composition licensed from and manufactured by Corning, Inc. and represents a substantial majority of our molded aspheric lens production. Corning is currently our sole source for this glass composition. We believe that a satisfactory supply of this Corning composition will continue to be available at competitive prices, although there can be no assurance in this regard. Additional sources of other glass compositions are available. We have tested selected compositions and have established a sourcing relationship with a cost effective supplier.

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

We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied by Corning and Hoya. To date, we have been able to acquire an ample supply of polarizing glass. Garnet and other crystals used in our isolator products are provided by a number of vendors, including Sumitomo, TDK and Triquint. Available quantities and adequate pricing of garnet is available in the open market. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard.

We rely on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain products require external processing such as brazing and metalization. To date, we have found a suitable number of qualified vendors.

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are both owned and maintained by us and licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expires in 2006; the remainder expire at various times through 2019. We do not expect a material effect to result from the expiration of the patent in 2006. Patent applications corresponding to some our U.S. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

LightPath® is registered as a service mark in the United States and GRADIUM® and Polycoat® are also registered trademarks. Other trademarks are held out and used by us under common law, such as CirculightTM.

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

We do not believe that any of our products or processes infringe any U.S. or foreign patent rights of any other party; however our products or processes may infringe or be found to infringe on another party’s U.S. or foreign patent, or patent application. Patent applications in the United States are maintained in secrecy until the earlier of 18 months or the patent is issued. We could incur substantial costs in defending ourselves in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability for us to make, use, distribute and sell products.

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

As a result, our present new product development efforts are focused on markets that include Infrared Optics for imaging, blue lens applications, YAG lasers, defense, medical devices, barcode scanners, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during the fiscal years, 2005, 2004 and 2003 of $985,357, $1,022,299 and $2,801,709 respectively. We currently plan to expend approximately $1.0 million for new product development during fiscal 2006, which could vary depending upon revenues levels, customer requirements and market opportunities perceived.

Employees

At July 31, 2005, we had 100 full-time equivalent employees, primarily in Florida. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2006. Eight of our employees are engaged in management, administrative and clerical functions, 9 in new product development, 11 in sales and marketing and 72 are in production and quality functions. Additionally we had 15 persons on temporary or contractor status. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees is represented by labor unions.

Executive Officers

As of August 2005, the following individuals are serving as executive officers:

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

Robert Burrows has been Chief Financial Officer, Secretary and Treasurer since March 2005. Mr. Burrows has served as a CFO for both public and private companies and was engaged as CFO for Action Products International, Inc. a designer and marketer of educational and non-violent toy products from July 2001 to March 2005. He served from 1999 to 2001 as Chief Financial Officer of Lawgic Publishing, a venture funded internet application service provider of intelligent legal software. Prior to this he held various financial and operational positions with companies such as General Electric, Lockheed Martin and HBO & Co. Mr. Burrows earned an M.B.A. from the Rollins College—Crummer School of Business and a Bachelor of Science in accounting and finance from the University of Virginia.

James Magos has been our Senior Vice President of Sales since August 2003. From January 1999 to August 2003, Mr. Magos was Vice President and Chief Operating Officer for Cardinal Components Inc., a crystal manufacturer. Earlier, he served as Vice President of Sales & Marketing for IQ Systems, Inc. and in other sales and marketing roles for Star Semiconductor, Logic Device Corporation, and Harris Semiconductors (Intersil). Mr. Magos earned his Bachelor of Science in Business Management from Long Island University and attended management training at the University of Pennsylvania’s Wharton Business School.

Edward Patton has been our Vice President of Marketing since January 2003. He joined LightPath’s Geltech sales and marketing group in 1998. Mr. Patton has held a variety of senior positions in the photonics industry with firms that have marketed products including optics, detectors, thin-film filters, and laser diodes into such markets as medical, industrial, defense and communications. Mr. Patton has served as Vice President Sales and Marketing at both EG&G Optoelectronics and Graseby Electro-Optics and served as President and General Manager of Graseby Infrared. Mr. Patton earned his Bachelor of Science from Northeastern University.

Robert Reichert has been our Vice President of Operations since March 2004. From April 2001 to October 2003, he was the COO of Covega, a high-tech, optoelectronic components manufacturer and from 1981 to April 2001 he was a manufacturing executive for Allied-Signal/ Honeywell at their Centers for Microelectronic Technology and Solid State Electronics. Mr. Reichert has earned the Six Sigma Quality System “Black Belt” designation with training and experience in related disciplines such has lean manufacturing, total quality, integrated supply chain management, and other plant floor productivity initiatives. Mr. Reichert earned his Bachelor of Science in Business Management from the University of Maryland.

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

A. Risks Related To Our Business and Financial Results

We Have Substantial Cash Requirements and May Need External Financing To Fund Our Operations. While we have raised capital recently and while we continue to take actions to reduce cash used in operations, there can be no assurance that we will generate sufficient cash to fund our future operations and growth strategies. We may need to obtain additional external financing in the future. We do not have any commitments from others to provide additional financing in the future, and there can be no assurance that any such additional financing will be available if needed or, if available; will be on terms favorable to us. In the event any such financing is not obtained, our operations will be materially adversely affected and we could be forced to cease or substantially reduce operations. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve substantial restrictive covenants or require the pledging of substantially all of our assets.

In fiscal 2005, we made progress in reducing operating cash outflow. The Company’s cash used in operations was approximately $1.1 million compared to $2.5 million used in fiscal 2004. Our cash flow projections for the 2006 fiscal year indicate we have sufficient cash available to fund our operations for at least the next twelve months. However, the operating plans and financial projections may not be fully achieved. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, collectibility issues with regard to accounts receivable, increased material costs, increased labor costs, increased health insurance and benefits costs and increases in discretionary spending.

Should we find it necessary to raise more capital, in addition to the capital raised in June 2005, we may find that such funds are either not available or are available only on terms that are unattractive in terms of cost or dilution of existing shareholders’ interests, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs, or to discontinue operations altogether. Should that occur, the realizability of our assets, especially inventory, property and equipment, intellectual property and other intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

We Have A History Of Losses And If We Continue To Incur Losses Our Business May Fail. We have incurred net losses of $3.5, $5.6 million and $21.2 million for fiscal 2005, 2004 and 2003, respectively, and we had an accumulated deficit of $186.3 million as of June 30, 2005. We expect to continue to incur significant sales and marketing, administrative and product development expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in our optical markets, we may not be able to sustain or increase profitability thereafter on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Our Failure to Maintain Compliance With Certain Listing Criteria Of Nasdaq Could Adversely Affect the Value of Our Common Stock. Our common stock is currently traded on the Nasdaq SmallCap Market (SCM). Going forward, failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in our securities being delisted entirely from Nasdaq. Moreover, Nasdaq has sole discretion in changing the initial and continued listing criteria for its markets, and such changes usually tend to tighten or toughen the standards, not to reduce them. Therefore, there can be no assurance that Nasdaq will not change the SCM continued listing criteria in the future such that we might no longer qualify for listing on the SCM. In the unlikely event we are delisted entirely from Nasdaq, our securities may be eligible for trading on the OTC Bulletin Board or on other unlisted markets such as The Pink Sheets, although there can be no assurance that our securities will be eligible for trading on any alternative exchanges or markets. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price and difficulty in obtaining future financing.

Because Of Our Dependence On A Few Key Customers, The Loss of Any Key Customer Could Cause A Significant Decline In Our Revenues. In fiscal 2005, Intel Corporation (“Intel”) accounted for approximately 13% of our net revenue and our top five customers accounted for approximately 37% of our revenues. In fiscal 2004 and 2003, Intel accounted for 16% and 10% of our net revenue, respectively. Part of our strategy in fiscal 2005 was to gain key customer relationships of more significance and impact to generate higher revenues at lower costs. This strategy has met with some success and therefore we believe that that our operating results will continue to be notably dependent on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

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

Our New Market Penetration Efforts Are At An Early Stage Of Development And May Not Prove Successful. Our efforts to diversify our sales to additional optical applications in multiple industries are still in an early phase and our current line of products has not generated sufficient revenues to sustain our operations. While we believe our existing products are commercially viable, we anticipate the need to educate the optical components markets in order to generate market demand and market feedback may require us to further refine these products. Development of significant additional product lines will require significant further research, development, testing and marketing prior to commercialization. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

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

Our collimator products have not yet achieved broad commercial acceptance; our isolator production capability and sales, while encouraging at this point, are only five years old; and some of our molded aspheres applications are new. There can be no assurance that any of these will be commercially viable products or produce significant revenues. Further, there is no assurance that any products currently existing or to be developed in the future will attain sufficient market acceptance to generate significant additional revenues that are necessary for our success. We must also satisfy industry-standard Telcordia testing on telecommunication products to meet customer requirements, as well as satisfy prospective customers that we will be able to meet their demand for quantities of products, since we may be the sole supplier and licensor. We do not have lengthy experience as a manufacturer for all our product lines and have limited financial resources. We may be unable to accomplish any one or more of the foregoing to the extent necessary to develop commercially successful market acceptance of our products.

Our Relatively Short Operating History May Hinder Our Ability To Accurately Forecast Revenues And Expenses. Although almost 20 years old, LightPath has only generated significant revenues (higher than $5 million per year) since fiscal 2000. Through fiscal 1996, our primary activities were basic research and development of glass material properties. Because of this short and highly variable operating experience and the turnover in management in the last three years, we have in the past and may in the future be unable to accurately forecast our revenues from sales of our products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. New product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results, including cash flows, and may result in further volatility of or a decline in our stock price.

If We Are Unable To Develop And Successfully Introduce New And Enhanced Products That Meet The Needs Of Our Customers, Our Business May Fail. Our future success depends, in part, on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve efficient volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

Our Sales, Gross Margins, And Market Share May Be Reduced Because of Increased Competition. Competition in optical markets in which we compete is intense. Many of our competitors are large public and private companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Such acquisitions could give our competitors further advantages. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

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

To maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products. We continue to take actions that are projected to reduce our material costs by obtaining additional sources for raw materials, reducing the labor costs of our production operations by establishing manufacturing capabilities in low cost regions and reducing our overhead expenses through process improvements and competitive sourcing. We believe these actions will allow us to make continued improvements in our profitability and cash requirements.

We Anticipate Further Reductions in the Average Selling Prices Of Our Products and Therefore Must Increase Our Sales Volumes, Reduce Our Costs and/or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of some of our products over the last four years, including most of our passive component products. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline, increasing the projected cash needed to fund operations. To address these competitive pressures, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

Because Of Our Limited Product Offerings, Our Ability To Generate Additional Revenues May Be Adversely Affected. We derive a substantial portion of our net revenues from a limited number of products. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical market products had declined materially in recent years; however, demand has improved since late fiscal 2003. Continued and expanding market acceptance of these products is critical to our future success. We cannot assure you that, once the communication industry and general economic conditions improve, our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations.

If We Do Not Expand Our Sales and Marketing Organization, Our Revenues May Not Increase. The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers’ organizations. Sales of our products require the prolonged efforts of sales, and sometimes executive, personnel, as well as specialized systems and applications engineers working together. Currently, our sales and marketing organization is somewhat limited. We believe we will need to increase our sales force in order to increase market awareness and sales of our products. Competition for qualified individuals remains, and we might not be able to hire the kind and number of sales and marketing personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our revenues.

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

Our Products Have Long And Variable Sales Cycles Which Reduce Our Ability To Accurately Forecast Revenues. The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers may view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle (often up to one year). While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and product development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical markets, we cannot predict the length of these sales and development cycles. These long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

Current And Pending Litigation May Adversely Impact Operating Results. On May 2, 2000, we commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, we sought a declaratory judgment with respect to (i) our right to redeem our Class E common stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E common stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E common stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring us to pay $0.40 per share to each Class E holder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, we have distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E common stock commenced an action against the company in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted our motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, we together with a director filed a motion for summary judgment as to all of the Plaintiff’s claims, which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant. On November 3, 2004, arguments were heard in the appellate court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision is under review.

We from time to time are involved in various legal actions arising in the normal course of business. Prior to the filing of this Report we were notified of employment practices claims from former employees. Currently, in conjunction with legal counsel, we are evaluating the effect if any on our financial position or results of operations.

We may from time to time become involved in other lawsuits and legal proceedings. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we are subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Sales, Political, Currency And Other Risks Associated With Our International Sales And Supply Could Negatively Impact Our Business. For fiscal 2005, approximately 12% of our net revenues were from sales to international customers; and, in fiscal 2004, approximately 17% of our net revenues were from sales to international customers. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following:

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

We also source certain raw materials from outside the United States. Some of those materials, priced in non-dollar currencies, have risen in price due to the recent decline of the U.S. dollar against non-dollar-pegged currencies, especially the Euro. This lowers our margins and reduces our ability to reach positive cash flow and profitability.

Our Business Has Been Subject To Fluctuations In Quarterly Results And Continued Fluctuations Could Negatively Impact Our Stock Price. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results. Revenues and results of operations are difficult as yet to predict and may fluctuate substantially from quarter to quarter. For example, as a result of revenues associated with any of our key customers, any cancellation of orders from a key customer could result in significant fluctuations in quarterly results. Quarterly results have also been and may continue to be affected by asset write-downs associated with communications market weakness, our headquarters and plant consolidations and other matters, including negative cash flow.

We May Issue Additional Securities With Rights Superior To Those Of The Common Stock, Which Could Materially Limit The Ownership Rights Of Shareholders. We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital or to refinance our debt. Our board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of the stockholders. It is possible that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock. We have no present plans to issue any convertible preferred stock or any other preferred stock.

Our Stock Price Has Been, And May Continue To Be, Subject To Large Price Swings, Which We Are Not Able To Control. Broad market fluctuations or fluctuations in our operations may adversely affect the market price of our common stock. The market for our Class A common stock is volatile, the bid-ask spread is often large and the trading volume and activity can be low and sporadic. The trading price of our common stock has been and will continue to be subject to:

•	volatility in the trading markets generally and in our particular market segment;

•	limited trading of our common stock;

•	significant fluctuations in response to quarterly variations in operating results;

•	announcements regarding our business or the business of our customers or competitors;

•	changes in prices of our or our competitors’ products and services;

•	changes in product mix;

•	changes in revenue and revenue growth rates; and

•	other events or factors.

•	limited trading of our common stock;

•	significant fluctuations in response to quarterly variations in operating results;

•	announcements regarding our business or the business of our customers or competitors;

•	changes in prices of our or our competitors’ products and services; and/or

•	changes in product mix;

Statements of or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, have from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have appeared unrelated to the operating performance of these companies. Although our shares are publicly traded on Nasdaq, the trading market for our shares can be limited. During the fiscal year ended June 30, 2005, Nasdaq-reported trading volume for our shares averaged 5,910 shares per trading day. We cannot forecast or control any material increase in the trading volume for our shares. A lack of an active trading market for our shares could negatively impact stockholders’ ability to sell their shares when they desire and the price, which they could obtain.

The Fact That We Do Not Expect To Pay Dividends May Lead To A Decreased Price For Our Stock. Our board of directors has never declared a dividend on our Common Stock. We do not anticipate paying dividends on our Common Stock in the foreseeable future. Due to U.S. tax law changes in 2003, dividends may be more valuable on an after-tax basis as a component of investment return, potentially diminishing the appeal of holding our Common Stock. It is anticipated that our earnings, if any, will be reinvested in sales growth activities for our business.

Our Management And Principal Shareholders Control A Substantial Amount Of Our Stock And May, Therefore, Influence Our Affairs. If our management and a few principal shareholders act in concert, disposition of matters submitted to shareholders or the election of our entire board of directors may be hindered. We estimate that management, including directors, and our principal shareholders (shareholders owning more than 5% of our Common Stock) beneficially owned approximately 34% of the aggregate common stock outstanding as of June 30, 2005.

Our Charter Documents And Delaware Law May Inhibit A Takeover. In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our common stock. Our Certificate of Incorporation, Bylaws and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to:

•	staggered-terms of service for our board of directors,

•	the authorization of the board of directors to issue shares of undesignated preferred stock in one or more series without the specific approval of the stockholders,

•	the fact that in 1998 we adopted a stockholder rights plan and declared a dividend distribution of a right to purchase one share of Series D Participating Preferred Stock for each outstanding share of Class A common stock. The description and terms of such rights are set forth in a Rights Agreement dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent. A copy of the Rights Agreement and related documents are filed as an Exhibit to this registration statement.

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings, and

•	the fact that special meetings of the stockholders may be called only by our Chairman, President or upon the request of a majority of our board of directors.

All of these provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law (to which we are subject), could impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Outstanding Warrants, Stock Options And Restricted Stock Agreements May Inhibit Our Ability To Accomplish Future Financings And Adversely Affect Our Stock Price. The existence of our outstanding warrants, options and restricted stock and the potential for sales of significant amounts of previously unregistered shares of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the terms on which we can obtain additional financing or the prevailing market price of our Common Stock. As of July 31, 2005, there were issued and outstanding:

•	3,695,644 shares of our common stock;

•	warrants issued in private placement and other transactions pursuant to which 385,156 shares of Common Stock are issuable, at a weighted average exercise price of approximately $8.00 per share;

•	outstanding options under our amended and restated omnibus plan to purchase an aggregate of 97,734 shares of our common stock, with an average exercise price of approximately $36.19 per share;

•	restricted stock award grants for 131,850 shares of our common stock that have been granted of which 44,200 have vested; and

In addition, 359,921 shares of our common stock were reserved as of July 31, 2005, for issuance pursuant to future grants to be made under our Amended and Restated Omnibus Incentive Plan.

For the life of such options and warrants, the holders will have the opportunity to profit from a rise in the price of the underlying common stock, with a resulting dilution in the interest of other holders of common stock upon exercise or conversion. Further, the option and warrant holders can be expected to exercise their options and warrants at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued common stock on terms more favorable than those originally provided by such options or warrants. Of the total number of shares of Common Stock currently issued and outstanding, there are likely a small number of unregistered shares outstanding, other than those held by the selling stockholders, and some of those shares may be freely traded or may be traded under certain volume and other restrictions set forth in Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”).

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

We May Have Difficulty Obtaining Director And Officer Liability Insurance In Acceptable Amounts For Acceptable Rates. We carry insurance protecting our officers and directors and us against claims relating to the conduct of our business (“D&O insurance”). D&O insurance covers the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims are extremely expensive to defend against and resolve. Therefore we purchase and maintain D&O insurance to cover some of these costs. We pay significant premiums to acquire and maintain D&O insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of these insurance coverages. In recent years the premiums we have paid for D&O insurance had increased substantially. During fiscal 2005 we have been able to renew our D&O insurance for a reduction in premium over the prior year. We cannot assure that, in the future, we will be able to obtain what we adjudge to be sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Further, due to our available financial resources at the time the current coverage expires (February 2006), we may be unable to pay for or we may choose not to seek as much coverage as we adjudge to be sufficient. Failure or inability to obtain such insurance, or the election to accept less than we adjudge sufficient or none at all, could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, obtaining such insurance in an inadequate amount or obtaining none at all may impair our future ability to retain and recruit qualified officers and directors.

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

As an example of this type of risk, the Company experienced an electric power outage at its facility caused by a storm named “Hurricane Charley” from the evening of August 13, 2004 to the morning of August 17, 2004. During this period, we were without the use of our production capacity and lost approximately six shifts of production.

Our Business Depends, In Part, Upon The Efforts Of Third Parties, Which We Can Not Control. Part of our strategy for the research, development and commercialization of certain products entails entering into various arrangements with corporate partners, OEMs, licensees and others in order to generate product sales, license fees, royalties and other funds adequate for product development or to enhance commercial prospects. We may also rely on our collaborative partners to conduct research efforts, product testing and to manufacture and market certain of our products. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can also be no assurance that we will be successful in establishing any such collaborative arrangements or that, if established, the parties to such arrangements will assist us in commercializing products. We have a non-exclusive agreement with a catalog company to distribute certain of our products. We have agreements with nine foreign distributors to create markets for GRADIUM and our other products in their respective countries. There can be no assurance, however, that these parties, or any future partners, will perform their obligations as expected or that any revenue will be derived from such arrangements.

Future Acquisitions To Add To Our Product, Process Or Management Capabilities May Fail To Produce The Desired Benefits And Will Likely Be Dilutive To Existing Shareholders. We anticipate that in the future, as part of our business strategy, we may find strategic acquisitions of complementary companies, products or technologies to be desirable. In the event of any such future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to in-process research and development and intangible assets.

Any future acquisitions also could involve numerous risks, including:

•	problems associated with combining the acquired operations, technologies or products; incur debt;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired entities.

We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

The Loss Of, Or Our Inability To Hire, Key Personnel Would Reduce Our Ability To Manage Our Business Effectively. Our future success depends upon the continued services of our executive and non-executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our management. We also depend upon our ability to attract additional members to our operations teams to support our strategy. The loss of any of these key employees would adversely affect our business. We had 100 full-time equivalent employees on July 31, 2005. We have added 12 persons in fiscal 2005, and we expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

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

B. Risks Related To The Optical Networking Industry

Sales Of Some Of Our Products Depend Upon Use Of Optical Networks To Satisfy Increased Bandwidth Requirements. The future success of this market depends on the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to some degree on the continued growth and upgrading of optical networks. If the growth and upgrading of optical networks does not continue, sales of some of our products may decline, which would adversely affect our revenues.

The Optical Networking Market Is New And Unpredictable And Characterized By Rapid Technological Changes And Evolving Standards. The optical networking market is relatively new and is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. It has already gone through a virulent decline. Widespread adoption of optical networks would be helpful to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

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

We Anticipate Further Reductions In The Average Selling Prices Of Our Products And Therefore Must Increase Our Sales Volumes, Reduce Our Costs And/Or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of some of our products, including most of our passive component products, which has offset inflationary effects. Over 98 percent of our revenue increases have been attributed to volume increases. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease further in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand than existed in 2000, which will make it more difficult for us to increase our sales volume. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or improving our product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

C. Risks Related To Manufacturing Our Products

If We Do Not Accurately Project Demand For Our Products, We Will Have Excess Manufacturing Capacity Or Insufficient Manufacturing Capacity Which Can Adversely Affect Our Financial Results. We currently manufacture all of our products in our facility located in Orlando, Florida. Based on uncertainty in global economic conditions and particularly in our telecommunication market based products, we believe lower demand for various products will continue through fiscal 2006. We intend to operate at a “right-sized” production level during fiscal 2006 while retaining flexibility to meet demand if it should increase in the near future. We will accomplish this, in part, by maintaining some of our production workforce as temporary employees or contractors.

Our Failure To Accurately Forecast Material Requirements Could Cause Us To Incur Additional Costs, Have Excess Inventories Or Have Insufficient Materials To Build Our Products. We primarily use forecasts based on actual or anticipated product orders to determine our materials requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials. Lead times for materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the materials at a given time. If we overestimate our material requirements, we may have excess inventory, which would increase our costs. If we underestimate our material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Additionally, in order to avoid excess material inventories we may incur cancellation charges associated with modifying existing purchase orders with our vendors.

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

We Depend On Single Or Limited Source Suppliers For Some Of The Key Materials Or Process Steps In Our Products, Which Makes Us Susceptible To Supply Shortages, Poor Performance Or Price Fluctuations. We currently purchase several key materials or have outside vendors perform process steps, such as lens coatings, used in or during the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials or services in a timely manner in the future, or could experience further delays from evaluating and testing the products or services of these potential alternative suppliers. The decline in demand in the telecommunications equipment industry may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials or services, or the inability to obtain these materials or services from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, negatively affecting our business.

Our Products May Contain Unknown Defects Which Would Adversely Affect Our Business. Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products often are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;.

•	diversion of development and engineering resources; and

•	legal actions by our customers or third parties.

The occurrence of any one or more of the foregoing factors could cause our net revenues to decline or otherwise have an adverse effect on our business.

We Face Product Liability Risks Which Could Adversely Affect Our Business. The sale of our optical products involves the inherent risk of product liability claims by others. We do not currently maintain product liability insurance coverage. Product liability insurance is expensive, subject to various coverage exclusions and may not be obtainable on terms acceptable to us if we decide to procure such insurance in the future. Moreover, the amount and scope of any coverage may be inadequate to protect us in the event that a product liability claim is successfully asserted. Should any such claim be asserted and successfully litigated by an adverse party, there could be a material adverse effect to our financial position and results of operations.

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

We May Become Involved In Intellectual Property Disputes And Litigation Which Could Adversely Affect Our Business. We anticipate based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to products similar to ours. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

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

On February 11, 2004, the University of Florida Research Foundation, Inc. (“UF”) notified us that we were in default under the terms of the Amended and Restated License Agreement (“UF Agreement”) for failure to pay certain back royalties and in April 2004 notified us that they had terminated the UF Agreement. UF claims that we owe $83,000 in unpaid royalties. While we dispute the amount owed and have previously engaged in discussions with UF about the matter, we do not believe that the termination of the UF Agreement has materially adversely affected our business since the licensed technology had never generated annual sales in excess of 3% of our total revenues from a single customer who had previously notified us that they were ceasing purchase of the product. UF has not made any efforts since mid 2004 to collect the amounts UF claims are owed by the Company.

Item 2. Properties

The Company occupies a 41,000 square foot facility in Orlando, Florida. The Orlando facility includes a 9,000 square foot clean room and 8,000 square feet used for storage. Lease terms on the Florida facility call for monthly rental payments of approximately $70,000 until November 2008, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs. At June 30, 2005, all of the Company’s physical assets, employees and operations were conducted from this facility, except for territorial sales personnel who office from their homes for the Company to serve their geographical territories. The Company believes that this facility is suitable and adequate for its immediate business needs and for up to two additional years.

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

On or about June 9, 2000, a small group of holders of Class E common stock commenced an action against the Company in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E common stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims, which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant. On November 3, 2004, arguments were heard in the appellate court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision is under review.

The Company from time to time is involved in various legal actions arising in the normal course of business. Prior to the filing of this Report the Company was notified of employment practices claims from former employees. Currently, in conjunction with legal counsel, we are evaluating the effect if any on the Company’s financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2005
Quarter ended June 30, 2005	$3.40	$1.52
Quarter ended March 31, 2005	$4.63	$2.80
Quarter ended December 31, 2004	$5.21	$3.75
Quarter ended September 30, 2004	$6.17	$4.54

Fiscal Year Ended June 30, 2004
Quarter ended June 30, 2004	$7.52	$3.85
Quarter ended March 31, 2004	$7.50	$2.68
Quarter ended December 31, 2003	$3.16	$2.50
Quarter ended September 30, 2003	$3.60	$2.09

As of July 31, 2005, we estimate there were approximately 330 holders of record and approximately 8,000 street name holders of the Class A common stock.

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

Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	$229,584	$17.75	$359,921

Equity compensation plans not approved by security holders (1)	$5,000	$3.20	$—

Total	$234,584	$17.44	$359,921

(1)	The Company issued stock options not in a qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan.

Item 6. Selected Financial Data

The table below presents portions of our consolidated financial statements and is not complete. The selected financial data set forth below for the fiscal years ended June 30, 2001 through 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements.

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

In 000’s except per share data	Fiscal Year ended June 30
	2005	2004	2003	2002	2001
Total Revenues	$11,754	$8,332	$6,785	$12,507	$26,143
Cost of Sales	9,396	6,283	8,149	15,184	15,296
Operating Loss	(3,425)	(5,973)	(19,312)	(51,582)	(63,126)
Net loss	$(3,480)	$(5,598)	$(21,192)	$(50,745)	$(60,853)
Basic & Diluted Net Loss per share	$(1.05)	$(1.98)	$(8.20)	$(20.50)	$(25.54)
Number of shares used in per share calculations	3,317	2,831	2,585	2,476	2,383

	As of June 30,
Total Assets	$7,609	$9,681	$12,498	$36,977	$84,290
Working Capital	4,258	4,593	4,935	14,139	35,375
Stockholders’ Equity	$5,930	$7,989	$11,181	$32,442	$76,607

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

Liquidity and Capital Resources

History: From February 1996 (when our IPO occurred) to fiscal 2001, inclusive, we raised a net total of approximately $86 million from the issuance of common and preferred stocks, the sale of convertible debt and the exercise of options and warrants on our capital stock. We did not have any equity or debt financing transactions in fiscal 2003; however in fiscal 2005 and 2004 we raised approximately $1 million and $2 million, respectively, from the issuance of common stock.

Our optical product markets experienced a severe downturn beginning fiscal 2001, which continued into fiscal 2003 and resulted in a significant decline in the demand for our products over that period. Beginning in 2004 and continuing in fiscal 2005, we believe that some improvement occurred in demand for our products in several of our markets. Nevertheless, we did not reach a status of positive cash flow or profitability during this fiscal year. We have developed our operating plan for fiscal 2006 and believe we have has adequate financial resources for achievement of that plan. Nevertheless, we will be managing against that plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. Such necessary actions, in addition to cost controls and vigorous sales activities, may include exploring strategic options for the sale of the Company or of some of our product capabilities. It is also possible that we may be required to seek additional external financing in fiscal 2006, which may not be available on reasonable terms and could be highly dilutive to current shareholders. We have no firm commitments for any material future financing at this time and we have a cash balance of approximately $2.5 million at June 30, 2005. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable to us.

Cash flows: Cash used by operations during fiscal 2005 was approximately $1.1 million, a decrease of approximately $1.4 million from fiscal 2004. Throughout fiscal 2005, on a comparative basis to fiscal 2004, we reduced our cash expenditures through the reductions in insurance, professional services, and telecommunication costs. Cash use was also favorably affected in fiscal 2005 by an increase in gross margin resulting from the growth in year-to-year revenues.

While progress has been made to reduce operating cash outflow in fiscal 2005 and 2004, significant risk and uncertainty remains. Our cash provided by operations was less than $10,000 for the fourth quarter of fiscal 2005. The fiscal 2006 operating plan and related financial projections which we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

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

During fiscal 2005, we expended approximately $134,000 for capital equipment in comparison to $358,000 during fiscal 2004. The majority of the capital expenditures during fiscal 2005 were related to equipment used to enhance or expand our production capacity. Our operating plan for fiscal 2006 estimates expenditures at similar levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

Key Performance Indicators

How we operate

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semiconductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

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

Our key indicators

Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

•	sales backlog

•	inventory levels

•	accounts receivable levels and quality

These indicators are similarly used to determine tactical operating actions and changes and are discussed in more detail below.

Sales Backlog:

Going forward, sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “Disclosure Backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, higher backlog is better for the Company.

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2005	6/30/2005	$2,592,000
Q3-2005	3/31/2005	$2,488,000
Q2-2005	12/31/2004	$2,980,000
Q1-2005	9/30/2004	$4,000,000
Q4-2004	6/30/2004	$3,280,000
Q3-2004	3/31/2004	$2,810,000

We believe the downward trend in the Disclosure Backlog was principally caused by a fall off in telecommunications orders in the third and fourth quarter of fiscal year 2005. We believe the trend will be reversed as sales to customers in our other markets continue to grow.

Inventory levels:

We manage inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. The table below shows our DCSI for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DCSI (days)
Q4-2005	6/30/2005	82
Q3-2005	3/31/2005	69
Q2-2005	12/31/2004	55
Q1-2005	9/30/2004	65
Fiscal 2005 average		68
Q4-2004	6/30/2004	72
Q3-2004	3/31/2004	63
Q2-2004	12/31/2003	57
Q1-2004	9/30/2003	82
Fiscal 2004 average		69

Accounts receivable levels and quality:

Similarly, we manage accounts receivable levels to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows our DSO for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2005	6/30/2005	55
Q3-2005	3/31/2005	53
Q2-2005	12/31/2004	52
Q1-2005	9/30/2004	58
Fiscal 2005 average		55
Q4-2004	6/30/2004	59
Q3-2004	3/31/2004	59
Q2-2004	12/31/2003	66
Q1-2004	9/30/2003	66
Fiscal 2004 average		62

The table below presents certain of our significant contractual obligations as of June 30, 2005. The operating leases relate to real estate and are commitments that are expensed as paid per the terms of the related contracts.

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1 –3 Years	4-5 Years	After 5 Years	Comments
Operating leases	635	1,616	—	—	Real estate leases with monthly payments

Capital leases	21	62	5	—	Production equipment lease

Outstanding purchase obligations	303	—	—	—	Current purchase orders outstanding

Year ended June 30, 2005 compared to the year ended June 30, 2004

Consolidated Operations

Our consolidated revenues totaled $11.8 million for fiscal 2005, an increase of approximately $3.5 million or 41% compared to revenues for fiscal 2004 of $8.3 million. The increase was attributable to increases in all of our product categories with aspheric lenses and isolator products accounting for over 60% of the increase. While both represented increased total demand, the aspheric lens increases were from across several of the industries that we serve with that product line while the isolator increases were from a few customers, mostly in communications markets, specifically data communications. Our operating plan for fiscal 2006 projects continued revenue gains in aspheric lenses and collimators but anticipates a decline in isolator sales caused by decreased demand and price competition.

Fiscal 2005 consolidated cost of sales of $9.4 million was approximately 80% of net revenues of $11.8 million, which is an increase over fiscal 2004 when our cost of sales was approximately 75% of net revenues. This increase was caused by several factors. Among them, a one-time charge in rework and scrap in aspheric lenses, early stage production costs related to the introduction of new products and competitive pricing pressure in our isolator line. Going forward into fiscal 2006, the emphasis will be continued unit cost reductions driven by efficient purchasing and higher yields from statistical process control applications. Our operating plan projects higher gross margin levels in fiscal 2006 than we achieved in fiscal 2005.

Selling, general and administrative expenses decreased by approximately $1.0 million to $4.2 million in fiscal 2005 from $5.2 million in fiscal 2004. The decrease was primarily due to a $238,000 reduction in compensation related expenses and $223,000 reduction in depreciation expense. Other improvements were realized from cost savings such as a $122,000 decrease in insurance related expense, $100,000 decrease in rent, repairs and maintenance, and telephone expenses, $64,000 decrease in franchise and sales tax, and a $39,000 reduction in legal expenses in 2005 compared to 2004. Our operating plan for fiscal 2006 projects business levels that will require selling, general and administrative expenses to increase, primarily caused by selective hiring of additional employees and expected cost increases in certain items such as payroll and benefit related costs and commissions due to increased sales volume.

New product development costs were consistent with fiscal 2004 at approximately $1.0 million in fiscal 2005. This modest decrease was primarily due to reduced outside services and small tooling costs, partially offset by an increase in compensation related expenses. Our operating plan for fiscal 2006 projects some increases in new product development spending in order to support increased quote and customer design activity as well as continued investment in new product projects.

In fiscal 2005 our amortization of intangibles decreased by approximately $1.3 million to approximately $0.6 million from approximately $1.9 million in fiscal 2004. The most significant component of our identified intangibles subject to amortization relates to the developed technology (molded aspheric lenses) from our acquisition of Geltech in fiscal 2001. That asset was determined to have a four-year life at the time of the acquisition, which was accounted for by the purchase method. That amortization ended after the first quarter of fiscal 2005.

Other income and expenses decreased by approximately $0.5 million to less than $0.1 million of expenses from approximately $0.5 million of income in fiscal 2004. The most significant reason for the reduction is the one time legal settlement that occurred in fiscal 2004.

Net loss for fiscal 2005 was approximately $3.5 million compared with $5.6 million in fiscal 2004, an improvement of approximately $2.1 million. This $2.1 million improvement in the current year was comprised principally of:

•	Gross margin improvement of $0.2 million

•	Insurance expense reduction of $0.1 million

•	Depreciation and amortization reduction of $1.4 million

Year ended June 30, 2004 compared to the year ended June 30, 2003

Consolidated Operations

Our consolidated revenues totaled $8.3 million for fiscal 2004, an increase of approximately 1.5 million or 22% compared to revenues for fiscal 2003 of $6.8 million. The increase was primarily attributable to increases in our aspheric lens and isolator products. While both represented increased total demand, the aspheric lens increases were from across several of the industries that we serve with that product line while the isolator increases were from just a few customers, mostly in communications markets, specifically data communications.

Fiscal 2004 consolidated cost of sales of $6.3 million was approximately 75% of net revenues of $8.3 million, which was a notable improvement over fiscal 2003 when our cost of sales was approximately 120% of net revenues. This improvement was caused by several factors. Primary among them was having the benefit of the fiscal 2003 consolidation in our manufacturing sites to enable us to operate without the overhead of severely underutilized facilities. Additionally, substantial work was accomplished to reduce materials costs and to rationalize the production lines when they were re-assembled in Orlando.

Selling, general and administrative expenses decreased by over $1.3 million to $5.2 million in fiscal 2004 from $6.5 million in fiscal 2003. The decrease was primarily due to lower headcount in these departments for parts of the year, some driven by the site consolidations and some by job consolidations in Orlando. Other improvements were realized from cost savings such as the reduction in our D&O insurance premium in 2004 over 2003.

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

In fiscal 2004 our amortization of intangibles decreased by approximately $0.7 million to approximately $1.9 million from approximately $2.7 million in fiscal 2003. The most significant component of our identified intangibles subject to amortization relates to the developed technology (molded aspheric lenses) from our acquisition of Geltech in fiscal 2001.

Other income and expense for fiscal 2004 contained several items that are generally not expected to be recurring. We offered excess production equipment for sale throughout the fiscal year that was salvaged from our site consolidations in fiscal 2003 and we realized a gain of approximately $121,000 during fiscal year 2004 on proceeds of $137,000. Also, we settled litigation in the third quarter of fiscal 2004 for gross proceeds of $790,000 to us, which was offset by legal costs of $187,000, for a net gain of approximately $600,000. Our investment income in fiscal 2004 reached only $39,000 compared with over $400,000 in fiscal 2003 when available interest rates and our investable balances were higher. The primary remaining balance in other income and expense is the amortization of the fair value of a warrant issued to a related party in early fiscal 2004.

Net loss for fiscal 2004 was approximately $5.6 million compared with $21.2 million in fiscal 2003, an improvement of approximately $15.6 million. This $15.6 million improvement in the current year was comprised approximately of a gross margin improvement of $3.4 million, improved departmental operating costs of $3.1 million, reduced amortization of intangibles of $0.7 million, a lack of asset impairments compared with the prior year of $5.5 million, a reduction in reorganization and relocation expenses of $0.5 million, and a prior year change in accounting principle of $2.3 million.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate company accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which the Company’s financial statements depend. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; and (iv) intangible assets. These critical accounting policies and our other significant accounting policies are further disclosed in Note 2 to our Condensed Consolidated Financial Statements.

Revenue recognition. We recognize revenue upon shipment of the product provided that persuasive evidence of a final agreement exists, title has transferred, the selling price is fixed and determinable, and collectibility is reasonably assured.

Inventory valuation. We regularly assess the valuation of inventories and write down those inventories that are obsolete or in excess of forecasted usage to estimated net realizable value. Estimates of realizable value are based upon the our analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may be able to use or sell inventories that have previously been written down.

Long-Lived Assets. We evaluate the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as expenses regardless of whether they meet the criterion of “abnormal.” The statement also requires that allocation of fixed production overhead factors to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and are to be applied prospectively. We do not expect the adoption of SFAS 151 to have a material effect on our results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

In June 2005, FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and an amendment to Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights”. The EITF consensus is limited to limited partnerships or similar entities that are not variable interest entities under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. The consensus states that the general partners in a limited partnership should determine whether they control a limited partnership based on certain criteria. The consensus provides a framework that makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, therefore making it more likely that the general partner would be required to consolidate the limited partnership. For existing limited partnership agreements that have not been modified, the guidance should be applied in financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005. For all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The adoption of this consensus is not expected to have a significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We invest a portion of our cash reserves in a money market fund, which invests at least 80% of its net assets in securities issued by the U.S. Treasury and in related repurchase agreements. The money market fund is not protected under the FDIC; however, we have not experienced any losses in these funds. We do not believe that changes in market interest rates of up to 10 percent either up or down will have any material effect on our results of operations.

Item 8. Financial Statements and Supplementary Data

See index at page F-1 for the Financial Statements for each of the years in the three-year period ended June 30, 2005.

Supplementary Quarterly Financial Data (unaudited)

The following table summarizes unaudited, quarterly financial data for fiscal 2005 and fiscal 2004:

(In 000’s except per share data)	Fiscal 2005 – Quarters Ended
	September 30	December 31	March 31	June 30	Full Year
Sales	$2,950	$3,314	$3,065	$2,425	$11,754
Gross profit (loss)	578	549	797	434	2,358
Net loss	$(1,582)	$(893)	$(309)	$(696)	$(3,480)
Basic and diluted net loss per share	$(0.49)	$(0.27)	$(0.09)	$(0.20)	$(1.05)
Number of shares used in per share calculation	3,259	3,292	3,312	3,404	3,317

(In 000’s except per share data)	Fiscal 2004 – Quarters Ended
	September 30	December 31	March 31	June 30	Full Year
Sales	$1,754	$1,854	$1,951	$2,773	$8,332
Gross profit (loss)	563	227	326	933	2,048
Net loss	$(1,380)	$(1,979)	$(1,070)	$(1,170)	$(5,598)
Basic and diluted net loss per share	$(0.53)	$(0.76)	$(0.37)	$(0.36)	$(1.98)
Number of shares used in per share calculation	2,605	2,618	2,880	3,222	2,831

The following table summarizes unaudited, product line revenue data for fiscal 2005 and 2004:

(In 000’s except per share data)	Fiscal 2005 – Revenue Data
	Aspheric lenses	Isolators	Collimators
Revenues	$8,039	$2,747	$968

	Fiscal 2004 – Revenue Data
	Aspheric lenses	Isolators	Collimators
Revenues	$6,208	$1,888	$236

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures required to be reported under this Item.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

During the fiscal quarter ended June 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2005 and 2004

Consolidated Statements of Operations—For the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—For the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Exhibits

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

21	Subsidiaries of Registrant	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

Exhibit Number	Description	Notes
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
*	Filed herewith.

L ightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets on July 1, 2002.

/s/ KPMG LLP

Orlando, Florida

August 29, 2005

LightPath Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$2,462,540	$2,531,029
Trade accounts receivable, net of allowance of $26,500 and $165,387-, respectively	1,456,612	1,797,113
Inventories (Note 3)	1,783,430	1,457,027
Prepaid expenses and other assets	180,493	500,328

Total current assets	5,883,075	6,285,497

Property and equipment - net (Note 4)	1,335,612	2,343,783
Intangible assets - net (Note 5)	325,008	905,896
Other assets	65,214	145,913

Total Assets	$7,608,909	$9,681,089

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$865,960	$656,263
Accrued liabilities	387,617	428,896
Accrued payroll and benefits	358,606	565,935
Accrued restructuring costs (Note 6)	—	41,276
Capital lease obligation, current portion	12,479	—

Total current liabilities	1,624,662	1,692,370

Capital lease obligation, excluding current portion	54,193	—

Stockholders’ equity:
common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,695,644 and 3,222,549 shares issued and outstanding at June 30, 2005 and 2004 respectively	36,956	32,226
Additional paid-in capital	192,426,330	190,986,547
Accumulated deficit	(186,311,002)	(182,831,197)
Unearned compensation	(222,230)	(198,857)

Total stockholders’ equity	5,930,054	7,988,719

Total liabilities and stockholders’ equity	$7,608,909	$9,681,089

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30
	2005	2004	2003
Net Revenues	$11,753,968	$8,331,671	$6,785,244

Cost of Sales, including freight	9,395,935	6,283,349	8,148,717

Gross Margin	2,358,033	2,048,322	(1,363,473)

Operating Expenses
Selling, general and administrative	4,228,342	5,170,996	6,492,065
New product development	985,357	1,022,299	2,801,709
Asset impairment	—	—	5,504,457
Amortization of intangibles	580,889	1,947,562	2,670,384
Gain on sale of equipment	(11,334)	(121,303)	—
Reorganization and relocation expense	—	1,766	480,369

Total operating expenses	5,783,254	8,021,320	17,948,984

Operating Loss	(3,425,221)	(5,972,998)	(19,312,457)

Other Income (Expenses)
Gain on settlement of litigation	—	606,230	—
Investment and other income, net	44,905	40,037	403,825
Warrant, Interest and other expenses (Note 8)	(99,489)	(271,676)	(6,819)

Loss before cumulative effect of accounting change	(3,479,805)	(5,598,407)	(18,915,451)
Cumulative effect of accounting change	—	—	(2,276,472)

Net loss	$(3,479,805)	$(5,598,407)	$(21,191,923)

Loss per share of common stock (basic and diluted)	$(1.05)	$(1.98)	$(8.20)
Number of shares used in per share calculation	3,316,560	2,831,128	2,584,595

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

	Class A Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total
Balances at June 30, 2002	2,584,591	25,846	189,460,912	(156,040,867)	(1,003,548)	32,442,343
Issuance of restricted	—	—	—	—	—	—
stock awards, net of forfeitures	—	—	(539,169)	—	539,169	—
Stock-based compensation	—	—	—	—	(69,638)	(69,638)
Net loss	—	—	—	(21,191,923)	—	(21,191,923)

Balance at June 30, 2003	2,584,591	25,846	188,921,743	(177,232,790)	(534,017)	11,180,782
Issuance of common stock	550,000	5,500	1,864,358	—	—	1,869,858
Exercise of stock options	973	10	3,094	—	—	3,104
Issuance of warrants	—	—	315,364	—	—	315,364
Issuance of restricted	—	—	—	—	—	—
stock awards, net of forfeitures	86,985	870	(118,011)	—	117,141	—
Stock-based compensation	—	—	—	—	218,019	218,019
Net loss	—	—	—	(5,598,407)	—	(5,598,407)

Balance at June 30, 2004	3,222,549	32,226	190,986,547	(182,831,197)	(198,857)	7,988,719
Issuance of common stock	350,000	3,500	981,937	—	—	985,437
Exercise of stock options	781	8	1,016	—	—	1,024
Issuance of restricted	—	—	—	—	—	—
stock awards, net of forfeitures	122,314	1,222	456,830	—	(458,052)	—
Stock-based compensation	—	—	—	—	434,679	434,679
Net loss	—	—	—	(3,479,805)	—	(3,479,805)

Balance at June 30, 2005	3,695,644	$36,956	$192,426,330	$(186,311,002)	$(222,230)	$5,930,054

See accompanying notes to consolidated financial statements.

LightPath Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30
	2005	2004	2003
Cash flows from operating activities
Net loss	$(3,479,805)	$(5,598,407)	$(21,191,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	—	—	2,276,472
Depreciation and amortization	1,669,724	3,043,201	4,324,085
Gain on sale of equipment	(11,334)	(121,303)	—
Provision (recovery) for uncollectible accounts receivable	(138,887)	101,583	185,115
Write-off abandoned patents	—	105,179	—
Asset impairments	—	—	5,504,457
Stock-based compensation	434,679	218,019	(69,638)
Changes in operating assets and liabilities (net of the effect of acquisitions:)
Trade receivables	479,388	(631,231)	107,618
Inventories	(361,693)	(382,465)	1,329,082
Prepaid expenses and other	387,489	402,266	981,023
Accounts payable and accrued liabilities, including payroll	(38,910)	421,349	(2,156,910)
Accrued severance and exit costs	(41,276)	(46,261)	(972,143)

Net cash used in operating activities	(1,100,625)	(2,488,070)	(9,682,762)

Cash flows from investing activities
Property and equipment additions	(133,625)	(358,333)	(172,725)
Costs incurred in acquiring patents and license agreements	—	—	(17,980)
Proceeds from sale of assets	112,627	136,820	152,043

Net cash used in investing activities	(20,998)	(221,513)	(38,662)

Cash flows from financing activities
Proceeds (payments) on notes payable and capital leases, net	66,672	—	(88,550)
Proceeds from issuance of common stock/exercise of stock options	986,462	1,872,962	—

Net cash provided by (used in) financing activities	1,053,134	1,872,962	(88,550)

Net decrease in cash and cash equivalents	(68,489)	(836,621)	(9,809,974)
Cash and cash equivalents at beginning of year	2,531,029	3,367,650	13,177,624

Cash and cash equivalents at end of year	$2,462,540	$2,531,029	$3,367,650

Supplemental disclosure of cash flow information:
Interest paid	$7,163	—	$2,649
Non-cash investing and financing activities:
Issuance of warrant in connection with line of credit		$315,363
Write-off note payable	—	—	$77,613

See accompanying notes to consolidated financial statements

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements - continued

June 30, 2005 and 2004

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

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and in fiscal years 1997, 1998, 2000, 2004 and 2005 the Company completed six private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.

Liquidity Matters

The Company’s optical product markets experienced a severe downturn beginning in 2001, which continued into 2003 and resulted in a significant decline in the demand for the Company’s products over that period. Beginning in 2004 and continuing in 2005, management believes that some improvement occurred in demand for the Company’s products in several of its markets. Nevertheless, the Company did not reach a status of positive cash flow or profitability during this fiscal year. Management has developed our operating plan for fiscal 2006 and believes the Company has adequate financial resources for achievement of that plan. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. Such necessary actions, in addition to cost controls and vigorous sales activities, may include exploring strategic options for the sale of the Company or of some of the Company’s product capabilities. It is also possible that the Company may be required to seek additional external financing in fiscal 2006, which may not be available on reasonable terms and could be highly dilutive to current shareholders. The Company has no firm commitments for any material future financing at this time and has a cash balance of approximately $2.5 million at July 30, 2005. The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable.

Cash flows: Cash used by operations during fiscal 2005 was approximately $1.1 million, a decrease of approximately $1.4 million from fiscal 2004. Throughout fiscal 2005, on a comparative basis to 2004, the Company reduced its cash expenditures through the reductions in insurance, professional services, and telecommunication costs. Cash use was also favorably affected in fiscal 2005 by an increase in gross margin resulting from the growth in year-to-year revenues.

While progress has been made to reduce operating cash outflow in fiscal 2005 and 2004, significant risk and uncertainty remains. The Company’s cash provided by operations was less than $10,000 for the fourth quarter of fiscal 2005. The fiscal 2006 operating plan and related financial projections we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

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

In the event that management finds it necessary to raise additional funds to sustain operations and is unable to do so, it may be necessary to take such actions as additional restructuring of operations to reduce costs. Should that occur, the realizability of certain assets, especially inventory, property and equipment, intellectual property and other intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

During fiscal 2005, capital expenditures were $134,000 in comparison to $358,000 during fiscal 2004. The majority of the capital expenditures during fiscal 2005 were related to equipment used to enhance or expand production capacity. The Company’s operating plan for fiscal 2006 estimates expenditures at similar levels to enhance or expand capacity, however, spending may be more or less depending on opportunities and circumstances.

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

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds, used in GRADIUM productions, less estimated salvage value, are depreciated using the straight-line method over estimated useful lives ranging from one to two years.

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

Sales to Intel Corporation were approximately $1.6 million and $1.4 million, which represents 13% and 16% of net revenues for the years ended June 30, 2005 and 2004 respectively.

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

	Fiscal
	2005	2004	2003
Net loss, as reported	$(3,479,805)	$(5,598,407)	$(21,191,923)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	434,679	218,019	(69,638)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	877,679	713,198	967,997

Pro forma net loss	$(3,922,805)	$(6,093,586)	$(22,090,282)

Loss per share:
Basic and diluted, as reported	$(1.05)	$(1.98)	$(8.20)

Basic and diluted, pro forma	$(1.18)	$(2.15)	$(8.59)

The weighted-average fair value of options granted during the years ended June 30, 2005, 2004, and 2003 was $4.32, $4.91, and $2.31, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Fiscal
	2005	2004	2003
Expected Life (years)	3	3	3
Approximate risk free interest rate	4.25%	5.00%	6.00%
Volatility	112%	112%	150%
Dividend Yield	0%	0%	0%

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

Recent Accounting Pronouncements, which have or will have an effect on the consolidated financial statements are as follows:

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

3. Inventories

The components of inventories include the following at June 30:

	2005	2004
Raw materials	$671,108	$522,373
Work in process	837,442	431,786
Finished goods	274,880	502,868

Total inventories	$1,783,430	$1,457,027

During the second quarter of 2003, the Company announced it would consolidate its California facility to Orlando, Florida. It was determined that the value of certain items, primarily raw materials inventory, had diminished due to changes in market conditions. As a result the Company wrote down inventory by approximately $0.5 million.

4. Property and Equipment – net

Property and equipment consist of the following at June 30:

	2005	2004
Manufacturing equipment	$5,276,436	$5,195,802
Computer equipment and software	525,335	471,509
Furniture and fixtures	168,923	168,923
Platinum molds	44,100	140,194
Leasehold improvements	699,620	699,620

	6,714,414	6,676,048
Less accumulated depreciation and amortization	5,378,802	4,332,265

Total property and equipment – net	$1,335,612	$2,343,783

During 2003, the Company recorded asset impairment charges on property and equipment of $1.9 million, of which $1.8 million was due to the impairment of equipment at the California facility and approximately $135,000 was recorded as a result of the relocation and disposal of equipment from New Mexico to Orlando, Florida.

5. Intangible Assets – net

Intangible assets consist of the following at June 30:

	Life In years	2005	2004
Customer list and supply contract	4	$1,041,750	$1,041,750
Developed technology	2 – 4	6,064,981	6,064,981
Covenant not-to-compete	3	1,100,000	1,100,000

		8,206,731	8,206,731
Less accumulated amortization
Customer list and supply contract		1,041,750	947,047
Developed technology		6,064,981	5,731,800
Covenant not-to-compete		1,100,000	1,100,000

		8,206,731	7,778,847

Net Intangible Asset Value		—	427,884

Patents and trademarks granted	2 – 5	2,860,000	2,860,000
Other intangibles	10 – 17	621,302	621,302

		3,481,302	3,481,302
Accumulated amortization:
Patents and trademarks granted		2,833,333	2,713,333
Other intangibles		322,961	289,957

Less accumulated amortization		3,156,294	3,003,290
Net Intangible Asset Value		325,008	478,012

Total intangible assets – net		$325,008	$905,896

Amortization expense related to intangible assets totaled approximately $581,000 and $1,948,600 during the fiscal years ended June 30, 2005 and 2004, respectively.

The amount of the June 30, 2005, net intangible asset value to be amortized over each of the next five years follows.

2006	2007	2008	2009	2010
$59,535	$32,868	$32,868	$32,868	$32,868

During the second fiscal quarter of 2003, the Company further evaluated its goodwill and intangibles in accordance with the transitional provision of SFAS 142 and recorded approximately $2.3 million of goodwill impairment associated with the acquisition of Horizon was recorded as a cumulative effect of an accounting change.

6. Restructuring

On June 27, 2002, the Company announced a restructuring plan to consolidate its corporate headquarters and manufacturing facilities from New Mexico to Orlando, Florida. A restructuring accrual for employee severance and other exit costs was recorded at June 30, 2002, for approximately $1.1 million, which included employee severance for 67 employees and other lease costs. As of June 30, 2005, all of these accrued restructuring costs were paid. The severance benefits were paid by December 31, 2002 and the lease payments were complete by June 30, 2005.

The restructuring accrual and its activity during the period are summarized as follows:

	Severance	Lease and other	Total
June 30, 2002	$631,181	$428,499	$1,059,680
Amounts paid	(631,181)	(340,962)	(972,143)

June 30, 2003	—	87,537	87,537
Amounts paid		(46,261)	(46,261)

June 30, 2004	—	41,276	41,276
Amounts paid	—	(41,276)	(41,276)

June 30, 2005	—	—	—

7. Capital leases and note payable

The Company entered into a capital lease obligations of $75,000 during the year ended June 30, 2005. A total of $8,328 principal has been paid as of June 30, 2005. The equipment purchased under the lease agreement had secured these obligations. There were no capital lease obligations at June 30, 2004.

8. Stockholders’ Equity

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

On June 1, 2005, the Company completed a private placement of an aggregate of 350,000 shares of the Company’s Class A common stock, $0.01 par value (the “common stock”), and warrants to purchase 140,000 shares of common stock (the “Warrants”), to two investors for aggregate gross cash proceeds to the Company of $1,050,200. No underwriting discounts or commissions were paid. The sales of securities were made pursuant to the terms of a Unit Subscription Agreement dated June 1, 2005, among the Company and the investors. The price per share of common stock in the private placement was $3.00, and the closing sale price of the common stock on the Nasdaq National Market on June 1, 2005, was $2.56. The Warrants were sold in the private placement for an aggregate price of $200.00, and they have a five-year term and are exercisable by the investors, after March 1, 2006, at a warrant exercise price of $4.30 per share. The Company could receive an additional $602,000 if all of the Warrants are ultimately exercised. The Company intends to utilize the proceeds of the private placement for working capital and general corporate purposes.

Warrants

Class C and Class E warrants were issued in connection with the private placements of Series A and Series B Convertible Preferred Stock. Of the total Class C and Class E warrants which were granted to the preferred stockholders, the 1,412 remained outstanding at June 30, 2004, which entitles the holder to purchase one share of Class A common stock each at a weighted average exercise price of $39.83 expired November 29, 2004.

Other warrants include:

•	warrants to purchase up to 35,156 shares of Class A common stock at $48.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors

•	warrants to purchase up to 110,000 shares of Class A common stock at $4.30 per share at any time through February 23, 2009 in connection with a private placement financing in fiscal 2004

•	a warrant to purchase up to 100,000 shares of Class A common stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 in connection with his providing a line of credit to the Company

•	warrants to purchase up to 140,000 shares of Class A common stock at $4.30 per share at any time through June 1, 2010 in connection with a private placement financing in fiscal 2005

The following table provides information on warrants during fiscal 2005, 2004, and 2003.

	Warrants
Outstanding	Class C and E	Other
June 30, 2003	1,412	35,156
Issuance of warrants in connection with private placement financing	—	110,000
Issuance of warrant to related party (see note 15)	—	100,000

June 30, 2004	1,412	245,156
June 30, 2005
Expiration of unexercised warrants	(1,412)	—
Issuance of warrants in connection with private placement financing	—	140,000

	—	385,156

9. Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid, during the years ended June 30, 2005, 2004, and 2003. Significant components of the Company’s deferred tax assets and liabilities are as follows at June 30:

	2005	2004
Deferred tax assets:
Net operating loss and credit carryforwards	$34,660,000	$34,100,000
Stock-based compensation	6,606,000	6,606,000
Capital Loss and R&D credits	941,000	3,575,000
Research and development expenses	2,341,000	2,138,000
Inventory	394,000	850,000
Accrued expenses and other	2,224,000	2,330,000

Gross deferred tax assets	47,166,000	49,599,000
Valuation allowance for deferred tax assets	(46,857,000)	(49,108,000)

Total deferred tax assets	309,000	491,000
Deferred tax liabilities:
Intangible assets	(223,000)	(203,000)
Depreciation and other	(86,000)	(288,000)

Total deferred tax liabilities	(309,000)	(491,000)

Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

At June 30, 2005, the Company has consolidated net operating loss carryforwards for federal income tax purposes of approximately $92 million (including $7.8 million of acquired net operating losses) which will expire from 2006 through 2025, if not previously utilized. The Company also has research and development credit carryforwards of approximately $941,000, which will expire beginning in 2023, if not previously utilized. A portion of the net operating loss carryforwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

10. Compensatory Equity Incentive Plan and Other Equity Incentives

At June 30, 2005, the Company has two stock based compensation plans as described below. The Company applies APB Opinion No. 25 and related Interpretations and SFAS 123 (non-employee grants only) in accounting for its plans. No compensation costs have been recognized for its fixed stock option grants to employees or directors where the fair market value of the underlying stock equaled the option price at the date of grant.

In October 2002, the Company implemented the Amended and Restated Omnibus Incentive Plan (the “Plan”), after shareholder vote, to combine the former Omnibus Incentive Plan and the Directors’ Stock Option Plan (“Former Plans”). The Company has reserved 915,625 shares of common stock for awards under the Plan. The Plan authorizes the Company to grant various awards, including incentive and non-qualified stock options, restricted stock awards, restricted unit grants, stock appreciation rights and/or performance bonuses of cash or stock. There are 359,921 shares under the Plan available for grant at June 30, 2005.

The Company has also issued stock options not in a qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2005, there were options remaining for 5,000 shares still outstanding that were not issued in a qualified plan.

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

	June 30
	2005	2004	2003
Stock-based compensation included in Cost and Expenses
Cost of sales	$27,075	$—	$(88,570)
Selling, general and administrative	387,701	218,019	8,788
New product development	19,903	—	10,144

Total stock-based compensation	$434,679	$218,019	$(69,638)

A summary of the status of compensatory equity incentives as of June 30, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	Shares
	Options Under Formal Plans	Restricted Stock Awards Under Formal Plans	Options Not Under Formal Plans	Total Compensatory Equity Incentives
Outstanding at June 30, 2002	291,453	12,492	260,856	564,801
Granted at market value	59,528	219,836	42,500	321,864
Exercised or issued	—	—	—	—
Cancelled	(241,440)	(47,724)	(288,125)	(577,289)

Outstanding at June 30, 2003	109,541	184,604	15,231	309,376
Granted at market value	1,000	62,500	—	63,500
Exercised or issued	(973)	(93,895)	—	(94,868)
Cancelled	(14,784)	—	(2,331)	(17,115)

Outstanding at June 30, 2004	94,785	153,209	12,900	260,894
Granted at market value	60,500	113,100	—	169,100
Exercised or issued	(407)	(124,459)	—	(124,866)
Cancelled	(57,144)	(10,000)	(7,900)	(70,544)

Outstanding at June 30, 2005	97,734	131,850	5,000	234,584

	Shares
Options exercisable at:	Options Under Formal Plans	Options Not Under Formal Plans	Total Compensatory Equity Incentives
June 30, 2003: Omnibus Plan and other options	65,373	10,232	75,605
June 30, 2004: Omnibus Plan and other options	68,825	9,150	77,975
June 30, 2005: Omnibus Plan and other options	40,813	2,500	43,313

The following table summarizes exercise price information about all stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2005	Weighted Average Exercise Price
$1.00 – 2.00	8,841	7.7	$1.28	4,191	$1.28
$2.00 – 8.00	61,548	8.9	$4.34	6,774	$5.11
$20.00 – 50.00	15,544	4.8	$28.95	15,547	$28.95
$58.00 – 94.00	3,538	4.6	$84.11	3,538	$84.11
$116.00 – 350.00	13,263	5.3	$190.51	13,263	$190.51

Totals: $1.00 – 350.00	102,734	7.6	$34.59	43,313	$72.26

The remaining average life until full vesting for the 131,850 shares of restricted stock awards outstanding at June 30, 2005, is 0.5 years. The weighted average market price for those shares at their date of grant was $4.09.

11. Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2005: stock options and unvested restricted stock awards to acquire 234,584 shares, and warrants to acquire 385,156 shares of Class A common stock.

12. Defined Contribution Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. The original plan was terminated on January 31, 2003 with the closure of LightPath’s New Mexico facility and certain employee accounts transferred to the LightPath defined contribution plan. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2005, 2004, and 2003 were approximately $41,000, $36,000, and $27,000, respectively.

13. Lease Commitments

The Company has operating leases for office space. At June 30, 2005, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida. The Orlando lease, which is for a seven year original term with renewal options, expires November 2008

During 2005, the company entered into a 5 year capital lease agreement for manufacturing equipment and is included as part of “Property, Plant and Equipment.

The approximate future minimum lease payments under capital and operating leases at June 30, 2005 were as follows:

	Capital Lease	Operating Lease
2006	$20,654	$634,491
2007	20,654	655,023
2008	20,654	675,554
2009	20,654	285,045
2010	5,164
Thereafter	0	0

Total Minimum Payments	87,780	2,282,555
Less Imputed Interest	(21,108)

Present value of minimum lease payments included in long term debt	$66,672

14. Commitments and Contingencies

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

On or about June 9, 2000, a small group of holders of Class E common stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E common stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit. During the first quarter of fiscal 2003, the Texas court granted the Company’s motion for Summary Judgment. The plaintiffs sought reconsideration of the ruling, however, on October 24, 2002, the Texas court denied their motion. On February 14, 2003, the Plaintiffs requested that the Texas Supreme Court review the appellate court’s decision. On June 26, 2003, the Texas Supreme Court dismissed the Plaintiffs’ petition for review for want of jurisdiction. We are unable to determine at present whether the Plaintiffs intend to further challenge or appeal the Texas Supreme Court’s denial of their petition for review. On July 22, 2002, the Company and a director filed a motion for summary judgment as to all of the Plaintiff’s claims, which was granted on October 10, 2002, and has been made final by the trial court on March 1, 2004. On March 15, 2004, the Plaintiffs filed an amended notice of appeal of final judgment as to the Company and a co-defendant. On November 3, 2004, arguments were heard in the appellate court by a panel of judges. A ruling by the 14th District Court of Appeals, as to whether to overturn the Summary Judgment and allow a new trial or to affirm that decision is under review.

The Company from time to time is involved in various legal actions arising in the normal course of business. Prior to the filing of this statement the Company was notified of an employment practices claim from a former employee. Currently, in conjunction with legal counsel, we are evaluating the effect if any on the Company’s financial position or results of operations.

15. Related Party Transactions

During the fiscal years ended June 30, 2005, 2004, and 2003 directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $35,000, $38,000 and $190,000 respectively.

In September 2003, the Company’s Chairman provided an unsecured line of credit to the Company to enable it to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 became fully due and payable. The interest rate is 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 100,000 shares of Class A common stock at any time until September 30, 2013 at an exercise price of $3.20 per share of Class A common stock, which was the closing market price of the Class A common stock as reported by Nasdaq on September 26, 2003 (date of approval of the transaction by the Company’s Audit Committee of the Board). The fair value of the warrant, $315,363, was determined using a Black-Scholes valuation model and was amortized over the one-year life of the credit facility. The term of the facility expired September 30, 2004 and the Company made no borrowings under this line of credit.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 21, 2005

By:	/s/ KENNETH BRIZEL
Kenneth Brizel
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KENNETH BRIZEL Kenneth Brizel, Chief Executive Officer, President, Director (Principal Executive Officer)	September 21, 2005

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	September 21, 2005

/S/ ROBERT BRUGGEWORTH Robert Bruggeworth Director	September 21, 2005

/S/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	September 21, 2005

/s/ Robert Burrows Robert Burrows, Chief Financial Officer (Principal Financial Officer)	September 21, 2005

/s/ Sohail Khan Sohail Khan Director	September 21, 2005

/S/ LOUIS LEEBURG Louis Leeburg Director	September 21, 2005

/S/ GARY SILVERMAN Gary Silverman Director	September 21, 2005

S-1