Form 10-Q
period 2005-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2005-11-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

3,827,500 shares of common stock, Class A, $.01 par value, outstanding as of November 4, 2005

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Part I, Item 1.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,733,120	$2,462,540
Trade accounts receivable, net of allowance of $26,500 and $26,500, respectively	1,844,559	1,456,612
Inventories	2,047,806	1,741,494
Prepaid expenses and other assets	188,299	222,430

Total current assets	5,813,784	5,883,075

Property and equipment - net	1,202,192	1,335,612
Intangible assets - net	290,316	325,008
Other assets	65,215	65,214

Total assets	$7,371,507	$7,608,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,459,735	$865,960
Accrued liabilities	297,751	387,617
Accrued payroll and benefits	369,614	358,606
Capital lease obligation, current portion	12,901	12,479

Total current liabilities	2,140,001	1,624,662

Capital lease obligation, excluding current portion	50,805	54,193

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,695,644 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	36,956	36,956
Additional paid-in capital	192,410,649	192,426,330
Accumulated deficit	(187,118,635)	(186,311,002)
Unearned compensation	(148,269)	(222,230)

Total stockholders’ equity	5,180,701	5,930,054

Total liabilities and stockholders’ equity	$7,371,507	$7,608,909

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statement of Operations

	Three months ended September 30,
	2005	2004
Product sales, net	$2,702,036	$2,950,306
Cost of sales	2,150,320	2,372,165

Gross margin	551,716	578,141

Operating expenses:
Selling, general and administrative	1,082,563	1,265,603
New product development	255,173	301,717
Amortization of intangibles	34,692	466,170
Gain on sales of assets	(5,654)	(12,097)

Total operating costs	1,366,774	2,021,393

Operating loss	(815,058)	(1,443,252)

Other income (expense)
Loss on settlement of litigation	—	(70,000)
Investment and other income (expense), net	7,426	(68,852)

Net loss	$(807,632)	$(1,582,104)

Loss per share (basic and diluted)	$(0.22)	$(0.49)

Number of shares used in per share calculation	3,695,644	3,259,206

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2005	2004
Cash flows due to operating activities:
Net loss	$(807,632)	$(1,582,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,982	737,388
Gain on sale of equipment	(5,654)	(12,097)
Stock-based compensation	58,280	57,471
Credit from doubtful accounts receivable allowance	—	(7,385)
Changes in operating assets and liabilities:
Trade receivables	(387,946)	(84,564)
Inventories	(306,312)	(223,415)
Prepaid expenses and other assets	17,853	195,095
Accounts payable and accrued expenses	509,502	507,343

Net cash used in operating activities	(661,927)	(412,268)

Cash flows due to investing activities:
Property and equipment additions	(70,962)	(26,760)
Proceeds from sale of assets	6,435	12,097

Net cash used in investing activities	(64,527)	(14,663)

Cash flows due to financing activities:
Payments on capital lease obligation	(2,966)	—

Net cash used in financing activities	(2,966)	—

Net decrease in cash and cash equivalents	(729,420)	(426,931)

Cash and cash equivalents at beginning of period	2,462,540	2,531,029

Cash and cash equivalents at end of period	$1,733,120	$2,104,098

The accompanying notes are an integral part of these unaudited consolidated statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission.

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

Liquidity: During fiscal years 2004 and 2005, progress was made to reduce cash outflow. In fiscal 2004, cash used in operations was approximately $2.5 million. In fiscal 2005, cash used in operations was approximately $ 1.1 million. The Company’s operating plan in 2006 includes reaching positive cash flow from operations on a quarterly basis during the year. However, there can be no assurance that the plan can be fully achieved and the Company has no firm commitments for any material future financing, if needed, at this time. At September 30, 2005, the Company has a cash and cash equivalent balance of approximately $1.7 million. The Company may seek external debt or equity financing in 2006 or thereafter if it can be obtained in an amount and on terms that are acceptable to us, though no assurance can be made that financing will be available.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating cash flow from operations. The Company did not generate positive cash flow from operations in the quarter ended September 30, 2005, which is the first quarter of fiscal 2006. The aforementioned 2006 operating plan and related financial projections the Company has developed anticipate further sales growth, continuing improvement in margins based on production efficiencies and reductions in product costs, offset by higher selling, administrative and new product development costs. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, increased insurance and benefits costs and increases in other discretionary spending required to effectively compete in our markets.

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

1. Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible assets, consisting of developed technology, customer list and supply contracts, licenses, patents and trademarks are recorded at cost. Upon issuance of a license, patent or trademark, the asset is amortized on the straight-line basis over the estimated useful life or lives of the related assets ranging from ten to seventeen years. Customer list and supply contracts and other intangibles are being amortized on a straight-line basis over the estimated period of benefit ranging from two to five years.

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

Stock-based compensation is recognized following the guidelines of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Prior to July 1, 2005, the Company applied the disclosure-only provisions of SFAS 123,

Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plans and, accordingly, did not recognize compensation expense for these plans because the Company issued options at exercise prices equal to the market value at date of grant.

Prior to the adoption of SFAS 123R, the Company applied the disclosure-only provisions of SFAS 123 through June 30 2005; the cumulative effect of change in accounting principle has not been reflected in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2004. The cumulative effect of change in accounting principle was $16,000, net of tax for the three months ended September 30, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

Effective July 1, 2005, the Company adopted SFAS 123R, which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. SFAS 123R allows the use of either the modified prospective method or the retrospective recognition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

The following table shows the Company’s net income for the three months ended September 30, 2004 had compensation expense for the Company’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years. These pro forma effects may also not be representative of expense recognized under SFAS 123R, which the Company adopted beginning July 1, 2005:

September 30, 2004
Net loss, as reported	$(1,582,104)
Add: Total stock-based employee compensation expense (forfeitures) included in reported net loss	57,471
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(73,445)

Pro forma net loss	$(1,598,078)

Loss per share:
Basic and diluted, as reported	$(0.49)

Basic and diluted, pro forma	$(0.49)

Management makes estimates and assumptions during the preparation of the Company’s consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short term nature of the assets and liabilities.

Reclassification of certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the fiscal 2006 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2. Inventories

The components of inventories include the following at:

	September 30, 2005	June 30, 2005
Raw materials	$721,275	$671,108
Work in process	962,981	837,442
Finished goods	363,550	232,944

Total inventories	$2,047,806	$1,741,494

3. Property and Equipment

The Company disposed of equipment with no remaining book value resulting in a gain of approximately $6,000 during the first quarter of fiscal 2006. These disposed assets were previously impaired in the second quarter of fiscal 2003. The original cost of property and equipment classifications and the related total accumulated depreciation and amortization is as follows:

	September 30, 2005	June 30, 2005
Manufacturing equipment	$5,314,888	$5,276,436
Computer equipment and software	547,641	525,335
Furniture and fixtures	168,923	168,923
Platinum molds	44,100	44,100
Leasehold improvements	699,619	699,620

Gross Property and Equipment	6,775,170	6,714,414
Less accumulated depreciation and amortization	5,572,978	5,378,802

Total property and equipment – net	$1,202,192	$1,335,612

4. Intangible Assets

The following tables disclose information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the adoption of SFAS 142.

	September 30, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patents and trademarks granted	2,860,000	2,860,000	—
Other intangibles	621,302	330,986	290,316

Total	$3,481,302	$3,190,986	$290,316

	June 30, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Customer list and supply contract	1,041,750	1,041,750	—
Developed technology	6,064,981	6,064,981	—
Covenant not-to-compete	1,100,000	1,100,000	—
Patents and trademarks granted	2,860,000	2,833,333	26,667
Other intangibles	621,302	322,961	298,341

Total	$11,688,033	$11,363,025	$325,008

5. Stock and share based payments

As discussed in Note 1 above, the Company adopted the expense recognition provisions of SFAS 123R as of July 1, 2005. As a result of the adoption of SFAS 123R compensation expense has been recognized on a straight-line basis for all unvested share-based payments in the Company’s Consolidated Statements of Operations for all periods beginning after July 1, 2005. For the three months ended September 30, 2005, the Company recognized approximately $14,000, of share-based compensation expense related to stock options and approximately $44,000, of share-based compensation expense related to restricted shares and restricted share units.

SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact unamortized compensation expense to be recognized in future periods.

For the three months ended September 30, 2005, there were 28,750 stock options granted to employees and no stock options were exercised and 11,604 stock options were cancelled. There were no restricted shares or restricted share units granted to employees or cancelled during the three months ended September 30, 2005. As of September 30, 2005, 119,700 stock options and 131,850 restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of September 30, 2005 will be recognized in future periods as follows:

	Stock Options	Restricted Stock Shares/Units	Total
Nine month period ending June 30, 2006	$46,229	$110,543	$156,772
Year ended June 30, 2007	$55,234	$52,021	$107,255
Year ended June 30, 2008	$52,534	$—	$52,534
Year ended June 30, 2009	$11,413	$—	$11,413

Total	$165,410	$162,564	$327,974

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

7. Contingencies

In fiscal 2002, the Company reached a settlement agreement with participating Class E shareholders regarding the redemption of their outstanding shares. The agreement permitted Class E shareholders to elect not to participate in the settlement. Approximately 12% of the former Class E shareholders elected not to participate and had commenced a separate action in a Texas state court seeking additional compensation.

The Company’s motion for Summary Judgment has been affirmed by the Texas courts in several rulings including the most recent decision handed down on October 20, 2005, by the 14th District Court of Appeals. The court’s ruling affirmed the Company’s position and denied the plaintiffs’ motion to overturn the Summary Judgment and allow a new trial. The plaintiffs’ can elect to appeal the ruling, at the time of this report the Company has not been notified as to their decision.

The Company from time to time is involved in various legal actions arising in the normal course of business. The Company was recently notified of two employment practices claims from former employees. Currently, in conjunction with legal counsel, we are evaluating the effect if any on the Company’s financial position or results of operations.

8. Subsequent Events

We entered into an operating lease for approximately 17,000 square feet of office and production space, in Shanghai, Jaiding, Peoples Republic of China. The term, which commences on October 10, 2005, expires October 9, 2010. Future lease payments will approximate $60,000 per year.

On November 1, 2005, we completed the formation of a Wholly Owned Foreign Enterprise (“WOFE”) in the Peoples Republic of China (“PRC”). The WOFE was established to provide cost effective high volume production and sales capabilities for our precision molded optics products. The operations will be located in the leased 17,000 square foot facility near Shanghai, PRC.

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

Nevertheless, the ongoing cash used by the business remains negative each quarter and management, while continuing to work toward reducing costs and producing product at lower per-unit costs, believes that increased sales volumes will be required to permit our Company to be self-sustaining in terms of a regular and positive cash flow from operations. Additions to the sales and customer service organizations have aided sales increases during the last two fiscal years.

How we operate: We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semi-conductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•	The fact that as our customers take products of this nature into higher volume, commercial production they begin to work seriously to reduce costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality.

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we cannot service the biggest such opportunities that may present themselves in the market.

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

Our key indicators:

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At September 30, 2005, our disclosure backlog was approximately $2,507,000; at September 30, 2004, it was approximately $4,000,000. Although we are seeing additional strength in orders from our industrial, medical and defense customers, we believe this decrease in disclosure backlog is primarily due to decreased communications market orders.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At September 30, 2005, our DCSI was 87 compared to 65 at September 30, 2004. During the first quarter of fiscal 2006, we increased our inventory level of traditional optics to meet the expected demand of the remainder of the fiscal year.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable levels to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. At September 30, 2005, our DSO was 62 compared to 58 at September 30, 2004. During the first quarter of fiscal 2006, we increased our sales over the previous quarter, and the increase in accounts receivable is due to a delay in payment by some customers in the telecommunications industry.

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

Liquidity and Capital Resources

During fiscal 2005 we raised approximately $1.0 million from a private equity offering. These shares were sold to bolster cash balances in order to continue to pursue our plan to reach positive cash flow and profitability. We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue, but may not succeed and we may find it necessary to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future financing at this time and we have a book cash balance of approximately $1.9 million at November 4, 2005.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. If additional capital expenditures are warranted, we will seek similar capital equipment lease financing. It is uncertain whether we will be able to consistently have access to this source of capital.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to a lesser extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Sales management has been strengthened and focused efforts are underway in order to try to penetrate new industrial optics customers. Actions that support these efforts in the current quarter include new product development and customer prospecting in new targeted markets. Also, we have hired additional personnel in the sales department.

Our fiscal 2006 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and administrative expenditures. We believe the impact of these factors will be reflected in future quarters.

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

Sources and Uses of Cash

Our recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock.

In the future, we may be required to replenish its cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to us and as a result there is significant risk to us in terms of having limited cash resources with which to pursue business opportunities. As a result of this risk, should it materialize, we may be generally unable to sustain its growth plan or even to maintain its current levels of business. Either of these outcomes would materially adversely affect our results of operations and its stock price.

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of September 30, 2005:

Contractual Obligations – Payments Due By Period (dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	640	1,455	—	—	Real estate lease with monthly payments
Capital lease	22	66	—	—	Equipment lease with monthly payments
Open purchase obligations	455	—	—	—	Current purchase orders outstanding

We do not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues:

Our revenues totaled approximately $2,702,000 for the first quarter of fiscal 2006, a decrease of approximately $248,000, or 8.4%, compared to revenues of $2,950,000 for the first quarter of fiscal 2005. The decrease was primarily attributed to lower volumes and flat average selling prices. Specifically, average selling prices across all of our product lines accounted for a $19,000 sales increase, while volume decreases across two product lines accounted for a $267,000 sales decrease. New products (defined as those introduced in the last twelve months) accounted for sales of $400,000 or 14.8% of sales in the quarter. New products are defined as unit volume increases in the price and volume disclosures offered herein.

Cost of Sales:

In the first quarter of fiscal 2006, cost of sales was approximately $2,150,000 or 79.6% of product sales, versus the comparable period of fiscal 2005 in which we reported cost of sales of approximately $2,372,000, or 80.4% of product sales. This improvement in gross margin (from 19.6% to 20.4% of sales) is primarily due to overhead and labor reductions that we are realizing from streamlining operations in our Orlando facility. We continue to focus our efforts on reducing manufacturing costs as a percentage of sales through cost reductions by efficient purchasing, process and yield improvements.

Selling, General and Administrative:

During the first quarter of fiscal 2006, selling, general and administrative costs (SG&A) were approximately $1,083,000 or 40.1% of product sales, which was a decrease of approximately $183,000 compared to $1,266,000 in the first quarter of fiscal 2005. The decrease was due to a reduction in insurance, investor relations, and legal and professional expenses, which were partially offset by increased compensation-related expenses. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent expense.

New Product Development:

New product development costs (NPD) decreased by approximately $47,000 or 15.4% to approximately $255,000 in the first quarter of fiscal 2006 versus $302,000 in the first quarter of fiscal 2005. This was due primarily to lower spending for materials and small tools for product development work, which are expensed in the period they are acquired. As we work to achieve profitability at our current level of business, NPD spending will consist of product development work to meet specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

Amortization of intangibles decreased by approximately $431,000 to approximately $35,000 in the first quarter of fiscal 2006 versus $466,000 in the first quarter of fiscal 2005. A major component of our identifiable, amortizing intangible assets became fully amortized in the third quarter of fiscal 2005. Other identifiable intangibles resulting from our two acquisitions in fiscal 2000 and 2001 have also concluded their amortization or are nearing the end of their amortizable lives, further reducing amortization expenses. The remaining amortization from the acquisitions will be concluded in fiscal 2006 after which we anticipate amortization expense will be immaterial.

Gain on Sale of Assets:

Gain on sale of assets decreased by approximately $6,000 to approximately $6,000 in the first quarter of fiscal 2006 versus $12,000 in the first quarter of fiscal 2005. In both periods, the gain is from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Investment and other income (expense) was a net income of approximately $7,000 in the first quarter of fiscal 2006 vs. a net expense of $139,000 in the first quarter of fiscal 2005. This was caused primarily by the settlement of a legal claim that resulted in an expense of $70,000 in the first quarter of fiscal 2005. During the first quarter of fiscal

2006 we did not incur amortization expense related to warrant issuance costs; while in the same quarter in fiscal 2005, we recorded amortization of warrant issuance cost of approximately $79,000 for a warrant that was issued in the first quarter of fiscal 2004.

Net Loss:

As a result of the foregoing, net loss was approximately $808,000 during the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005, in which we reported a net loss of $1,582,000. This represents a $774,000 decrease. The net loss of $808,000 for the first quarter of fiscal 2006 resulted in a net loss per share of $0.22, an improvement of $0.27 per share compared to the net loss per share of $0.49 in the first quarter of fiscal 2005. Weighted average shares outstanding increased in the first quarter of fiscal 2006 compared to the first quarter in fiscal 2005 primarily due to the sale of 350,000 shares in the fourth quarter of fiscal 2005 to private investors.

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

In response to the Securities and Exchange Commission’s (SEC) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the most critical accounting principles upon which our financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; and (iii) long-lived assets. These critical accounting policies and our other significant accounting policies are further disclosed in Note 1 to our Consolidated Financial Statements.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We invest a portion of our cash reserves in a money market fund, which invests at least 80% of its net assets in securities issued by the U.S. Treasury and in related repurchase agreements. The money market fund is not protected under the FDIC; however, we have not experienced any losses in these funds. We do not believe that changes in market interest rates of up to 10 percent in either direction will have any material effect on our results of operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

During the fiscal quarter ended September 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In relation to the Class E common stockholders litigation, previously reported in the Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed on September 21, 2005, the 14th District Court of Appeals made a ruling on October 20, 2005, affirming the Company’s position and denying the plaintiffs’ motion to overturn the Summary Judgment and allow a new trial. The plaintiffs’ can elect to appeal the ruling, at the time of this report the Company has not been notified as to their decision.

We from time to time are involved in various legal actions arising in the normal course of business. We were recently notified of two employment practices claims from former employees. Currently, in conjunction with legal counsel, we are evaluating the effect if any on our financial position or results of operations.

Item 6. Exhibits

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 10, 2005	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: November 10, 2005	By:	/s/ Robert Burrows
Chief Financial Officer