Form 10-Q
period 2005-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2006-02-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

3,780,968 shares of common stock, Class A, $.01 par value, outstanding as of February 13, 2006.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2005	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,625,285	$2,462,540
Trade accounts receivable, net of allowance of $10,000 and $26,500, respectively	1,678,614	1,456,612
Inventories	1,928,185	1,741,493
Prepaid expenses and other assets	118,780	222,430

Total current assets	5,350,864	5,883,075

Property and equipment - net	1,431,546	1,335,612
Intangible assets - net	281,906	325,008
Other assets	68,028	65,214

Total assets	$7,132,344	$7,608,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,524,482	$865,960
Accrued liabilities	468,109	387,617
Accrued payroll and benefits	451,680	358,606
Capital lease obligation, current portion	13,338	12,479

Total current liabilities	2,457,609	1,624,662

Capital lease obligation, excluding current portion	47,302	54,193

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 3,695,644 shares issued and outstanding at December 31 and June 30, 2005, respectively	36,956	36,956
Additional paid-in capital	192,409,157	192,426,330
Accumulated deficit	(187,736,768)	(186,311,002)
Unearned compensation	(81,912)	(222,230)

Total stockholders’ equity	4,627,433	5,930,054

Total liabilities and stockholders’ equity	$7,132,344	$7,608,909

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Product sales, net	$2,954,246	$3,314,356	$5,656,282	$6,264,663
Cost of sales	2,210,436	2,765,546	4,360,756	5,137,711

Gross margin	743,810	548,810	1,295,526	1,126,952

Operating expenses:
Selling, general and administrative	1,120,120	1,165,468	2,202,683	2,431,072
New product development	244,650	242,784	499,823	544,501
Amortization of intangibles	8,410	38,285	43,102	504,455
Gain on sales of assets	(3,480)	(11,444)	(9,134)	(23,541)

Total costs and expenses	1,369,700	1,435,093	2,736,474	3,456,487

Operating loss	(625,890)	(886,283)	(1,440,948)	(2,329,535)

Other income (expense)
Loss on settlement of litigation	—	—	—	(70,000)
Investment and other income (expense), net	7,756	(6,731)	15,182	(75,583)

Net loss	$(618,134)	(893,014)	(1,425,766)	(2,475,118)

Loss per share (basic and diluted)	$(0.17)	$(0.27)	$(0.39)	$(0.76)

Number of shares used in per share calculation	3,695,644	3,292,459	3,695,644	3,275,654

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHONOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows due to operating activities:
Net loss	$(1,425,766)	$(2,475,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,612	1,037,879
Gains on sale of equipment	(9,134)	(23,541)
Stock-based compensation	123,146	308,210
Provision for doubtful accounts receivable	(16,500)	(2,255)
Changes in operating assets and liabilities:
Trade receivables	(205,501)	(101,032)
Inventories	(186,692)	(208,973)
Prepaid expenses and other assets	69,687	290,348
Accounts payable and accrued expenses	565,283	439,293

Net cash used in operating activities	(637,865)	(735,189)

Cash flows due to investing activities:
Property and equipment additions	(203,273)	(51,282)
Proceeds from sale of assets	9,915	112,627

Net cash (used) / provided in investing activities	(193,358)	61,345

Cash flows due to financing activities:
Proceeds from exercise of stock options	—	319
Payments on capital lease obligation	(6,032)	(2,684)

Net cash used in financing activities	(6,032)	(2,365)

Net decrease in cash and cash equivalents	(837,255)	(676,209)

Cash and cash equivalents at beginning of period	2,462,540	2,531,029

Cash and cash equivalents at end of period	$1,625,285	$1,854,820

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

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

In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations will be housed in a 17,000 sq. ft. facility located in the Jiading Industrial Zone near Shanghai.

This plant is expected to increase overall production capacity and enable LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications. As used herein, the terms “LightPath,” “Company,” “we,” “us,” or “our,” refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

Liquidity: During fiscal years 2004 and 2005, progress was made to reduce cash outflow. In fiscal 2004, cash used in operations was approximately $2.5 million. In fiscal 2005, cash used in operations was $1.1 million. The Company’s operating plan in fiscal 2006 includes reaching positive cash flow from operations during the third quarter. During the quarter ending December 31, 2005, the company achieved a modest positive cash flow from operations of $285,000. Although, there can be no assurance that the full year plan can be achieved and the Company has no firm commitments for any material future financing, if needed, at this time. At December 31, 2005, the Company has a cash and cash equivalent balance of approximately $1.6 million.

On January 11, 2006, the Company and Regenmacher Holdings, Ltd. (“Regenmacher”) executed a four-year secured loan agreement. The secured loan facility, which carries an interest rate of 1% above the prime rate, provides for borrowings of up to a maximum Borrowing Base of $500,000 to be secured by the acquired assets and other mutually agreed assets.

LightPath may draw up to $500,000 during the first twelve months following the execution of the agreement. Upon the commencement of the thirteenth month, the Loan will convert into a term loan and be amortized over a thirty-six (36) month period. Payments will be made in thirty-six (36) equal monthly installments.

The Company may seek external debt or equity financing in 2006 or thereafter, if it can be obtained in an amount and on terms that are acceptable to us, though no assurance can be made that financing will be available.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating cash flow from operations on an ongoing basis. The Company did generate positive cash flow from operations in the quarter but not for the six months ended December 31, 2005. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) per share, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership.

1. Significant Accounting Policies

Condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. In accordance with FASB Statement No.151, Inventory Costs, the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are recognized as a current-period charge and the allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities. This Statement is effective for the Company for inventory costs incurred on or after July 1, 2005. The adoption of this Statement had no effect on the Company’s financial statements.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

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

Prior to the adoption of SFAS 123R, the Company applied the disclosure-only provisions of SFAS 123 through June 30 2005, the cumulative effect of change in accounting principle has not been reflected in the Company’s Consolidated Statements of Operations for the quarter and six months ended December 31, 2004. The cumulative effect of change in accounting principle was approximately $459,000 and $475,000, respectively; net of tax for the quarter and six months ended December 31, 2004, which has been appropriately reflected in the Company’s pro forma SFAS 123 disclosures presented below.

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

The following table shows the Company’s net income for the quarter and six months ended December 31, 2004 had compensation expense for the Company’s stock option plans applicable to the Company’s employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123. This table assumes a zero tax rate. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years. These pro forma effects may also not be representative of expense recognized under SFAS 123R, which the Company adopted beginning July 1, 2005:

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

	Three months ended December 31 2004	Six months ended December 31 2004
Net loss, as reported	$(893,014)	$(2,475,118)
Add: Total stock-based employee compensation expense included in reported net loss	250,739	308,210
Deduct: Total stock-based employee compensation expense determined under fair value based methodfor all awards	709,730	783,175

Pro forma net loss	$(1,352,005)	$(2,950,083)

Loss per share:
Basic and diluted, as reported	$(0.27)	$(0.76)

Basic and diluted, pro forma	$(0.41)	$(0.90)

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

Recently issued accounting standards. In September 2005, the EITF issued EITF Issue No. 04-13 Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction. EITF 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value. EITF 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after January 1, 2007. The application of EITF 04-13 is not expected to have a significant impact on the Company’s financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

2. Inventories

The components of inventories include the following at:

	December 31, 2005	June 30, 2005
Raw materials	$757,188	$671,108
Work in process	943,307	837,442
Finished goods	227,690	232,943

Total inventories	$1,928,185	$1,741,493

3. Property and Equipment

The Company did not dispose of any equipment during the second quarter of fiscal 2006, but did dispose of equipment with no remaining book value resulting in a gain of approximately $6,000 during the first six months of fiscal 2006. These disposed assets were previously impaired in the second quarter of fiscal 2003. The original cost of property and equipment classifications and the related total accumulated depreciation and amortization is as follows:

	December 31, 2005	June 30, 2005
Manufacturing equipment	$5,672,562	$5,276,436
Computer equipment and software	561,844	525,335
Furniture and fixtures	176,743	168,923
Platinum molds	44,100	44,100
Leasehold improvements	713,624	699,620

Total Property and Equipment	7,168,873	6,714,414

Less accumulated depreciation and amortization	5,737,327	5,378,802

Total property and equipment - net	$1,431,546	$1,335,612

4. Intangible Assets

The following tables disclose information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the July 1, 2002 adoption of SFAS 142:

	December 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Patents and trademarks granted	621,302	339,396	281,906
Other intangibles	2,860,000	2,860,000	—

Total	$3,481,302	$3,199,396	$281,906

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

	June 30, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Customer list and supply contract	$1,041,750	$1,041,750	$—
Developed technology	6,064,981	6,064,981	—
Coveant not-to-compete	1,100,000	1,100,000
Other intangibles	2,860,000	2,833,333	26,667
Patents and trademarks granted	621,302	322,961	298,341

Total	$11,688,033	$11,363,025	$325,008

5. Stock and share based payments

As discussed in Note 1 above, the Company adopted the expense recognition provisions of SFAS 123R as of July 1, 2005. As a result of the adoption of SFAS 123R compensation expense has been recognized on a straight-line basis for all unvested share-based payments in the Company’s Consolidated Statements of Operations for all periods beginning after July 1, 2005. Stock option compensation expense is recognized based the projected value of the option used a Black Sholes option model; this model sets the compensation value of the option based on exercise price of the option, life of the option, historic change in the company stock price and current yield on the 10 year treasury bill. For the quarter and six months ended December 31, 2005, the Company recognized approximately $22,000 and $35,000, respectively, of share-based compensation expense related to stock options and approximately $46,000 and $90,000, respectively, of share-based compensation expense related to restricted shares and restricted share units.

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

For the quarter and six months ended December 31, 2005, there were 53,600 and 82,170, respectively, stock options granted to employees and no stock options were exercised. There were no options cancelled during the quarter ending December 31, 2005, and 11,604 stock options were cancelled during the six months ended December 31, 2005. There were 60,000 restricted share units granted to employees and no restricted stock or restricted stock units were cancelled during the quarter and six months ended December 31, 2005. As of December 31, 2005, 173,300 stock options and 191,850 restricted shares and restricted share units remained outstanding.

The unamortized compensation expense, net of estimated forfeitures, related to restricted shares, restricted share units and stock options issued and outstanding as of December 31, 2005, will be recognized in future periods as follows:

	Stock Options	Restricted Stock Shares/Units	Total
Six month period ending June 30, 2006	$49,287	$92,539	$141,826
Year ended June 30, 2007	92,169	94,221	186,390
Year ended June 30, 2008	89,469	42,200	131,669
Year ended June 30, 2009	15,080	14,067	29,147
Year ended June 30, 2010	214	—	214

Total	$246,219	$243,027	$489,246

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2005

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

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The Company as of December 31,2005 had approximately $88,000 in assets and $86,000 in net assets located in China.

8. Contingencies

In fiscal 2002, the Company reached a settlement agreement with participating Class E shareholders regarding the redemption of their outstanding shares. The agreement required the Company to pay $0.40 per share to each Class E shareholder and permitted Class E shareholders to elect not to participate in the settlement. Since the beginning of fiscal 2003, the Company has distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement. Approximately 12% of the former Class E shareholders elected not to participate and commenced a separate action in a Texas state court seeking additional compensation (the “Texas Action”).

In the Texas Action, the Company’s motion for Summary Judgment was granted in 2003, and the plantiffs’ attempts to have that decision reconsidered or overturned have been rejected by the Texas courts in several rulings including the most recent decision handed down on December 22, 2005, by the 14th District Court of Appeals. The court’s ruling affirmed the Company’s position and denied the plaintiffs’ motion for a rehearing. The plaintiffs’ can elect to appeal the ruling, and at the time of this report the Company has not been notified as to the plantiffs’ decision.

The Company from time to time is involved in various legal actions arising in the normal course of business. The Company has been notified of two employment practices claims from former employees. In one of those employment actions, on November 7, 2005, pursuant to the Company’s motion, the magistrate of the 9th Circuit Court, Orange County Florida recommended dismissal of the actions. The plaintiff in that action has filed an appeal, a hearing which is scheduled for April 2006. The company has denied any violation related to the second claim and has declined to participate in any settlement discussions. To date, the company has received no further notice of actions taken. Based on the current information, management is not able to estimate the probability of a loss related to these actions.

9. Subsequent Events

On January 11, 2006, the Company and Regenmacher Holdings, Ltd. (“Regenmacher”) executed a four-year secured loan agreement. The secured loan facility, which carries an interest rate of 1% above the prime rate, provides for borrowings of up to a maximum Borrowing Base of $500,000 to be secured by the acquired and other mutually agreed assets. At February 7, 2006, the borrowings under the agreement totaled $206,250.

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

In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations will be housed in a 17,000 sq. ft. facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable the Company to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region.

The Company executes all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three and six month periods. During the three and six months ended December 31, 2005 the Company incurred a deminimus loss on foreign currency.

Nevertheless, the ongoing total cash flow by the business remains negative each quarter and management, while continuing to work toward reducing costs and producing product at lower per-unit costs, believes that increased sales volumes will be required to permit our Company to be self-sustaining in terms of a regular and positive cash flow from operations. Additions to the sales and customer service organizations have aided sales increases during the last two fiscal years.

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

Our key indicators:

Sales Backlog – We believe that sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At December 31, 2005, our disclosure backlog was approximately $3,001,000; at December 31, 2004, it was approximately $2,980,000.

At September 30, 2005, our disclosure backlog was $2,507,000, indicating that our recent sales growth in disclosure backlog from our industrial, defense, medical and a moderate increase in communications customers may continue in the quarter ending March 31, 2006. This trend is expected to generate a year over year increase in revenues.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At December 31, 2005, our DCSI was 80 compared to 55 at December 31, 2004. During the first six months of fiscal 2006, we increased our inventory level of traditional optics to meet the expected demand of the remainder of the fiscal year.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. At December 31, 2005 and 2004, our DSO was 52.

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

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue, but may not succeed and we may find it necessary to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future equity financing at this time and we have a book cash balance of approximately $796,000 at February 13, 2006.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006, with a four-year secured loan agreement that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to a lesser extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Focused efforts are underway in order to penetrate new industrial and military optics customers. Actions that support these efforts in the current quarter include new product development and customer prospecting in new targeted markets.

Our fiscal 2006 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and administrative expenditures. We believe the impact of these factors will be reflected in future quarters. The second quarter results were a marked improvement over the first, generating 25% gross margin and $2.95 million in revenue with modest positive cash flow from operations.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized and increases in other discretionary spending, particularly sales and marketing related. During the second quarter shipments and material purchases were heavier in the end of the quarter than the beginning leading to increased cash usage into the beginning of the proceeding quarter.

Sources and Uses of Cash

Our recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment that we moved from New Mexico or California attendant to the closure and consolidation of those facilities. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock and equipment financing.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to us and as a result there is significant risk to us in terms of having limited cash resources with which to pursue business opportunities. As a result of this risk, should it materialize, we may be generally unable to sustain its growth plan or even to maintain its current levels of business. Either of these outcomes would materially adversely affect our results of operations and its stock price.

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of December 31, 2005:

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 years	Comments
Operating lease	917	1,820	106	—	Real estate lease with monthly payments
Capital lease	22	44	16	—	Equipment lease with monthly payments
Open purchase obligations	544	—	—	—	Current purchase orders outstanding

The Company does not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2005 compared to the three months ended December 31, 2004

Revenues:

Our revenues totaled approximately $2,954,000 for the second quarter of fiscal 2006, a decrease of approximately $360,000, or 11% compared to revenues of $3,314,000 for the second quarter of fiscal 2005. The decrease was primarily attributed to lower volumes of products for communications applications and flat average selling prices. Specifically, average selling prices across all of our product lines accounted for less than $1,000 sales increase, while volume decreases across three product lines accounted for a $361,000 sales decrease. New products (defined as those introduced in the last twelve months) accounted for sales of $421,000 or 14% of sales in the quarter. New products are defined as unit volume increases in the price and volume disclosures offered herein.

Cost of Sales:

In the second quarter of fiscal 2006, consolidated cost of sales of approximately $2,210,000 was approximately 75% of product sales, versus the comparable period of fiscal 2005 in which we reported cost of sales of approximately $2,766,000, or 83% of product sales. This improvement in gross margin (from 17% to 25% of sales) is due to reductions in the material, labor and overhead cost components that we are realizing from improved purchasing practices and streamlining operations in our Orlando facility. We continue to focus our efforts on reducing manufacturing costs as a percentage of sales through cost reductions from more efficient purchasing, manufacturing process and yield improvements as we drive for over 30% of sales.

Selling, General and Administrative:

During the second quarter of fiscal 2006, selling, general and administrative costs (SG&A) were approximately $1,120,000, which was a decrease of approximately $45,000 compared to $1,165,000 in the second quarter of fiscal 2005. This decrease was due to a reduction in insurance, stock compensation and legal and professional expenses, which were partially offset by increased outside services, investor relations and compensation-related expenses associated with staffing increases in sales and management of our new facility in Shanghai. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent expense.

New Product Development:

New product development costs (NPD) increased by approximately $2,000 to approximately $245,000 in the second quarter of fiscal 2006 versus $243,000 in the second quarter of fiscal 2005. We anticipate future increases in staffing levels as we work to meet the volume of specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized and, therefore, for the second fiscal 2006 quarter amortization expense from intangibles was reduced by approximately $30,000 to $8,000 compared to $38,000 in the second quarter of fiscal 2005.

Gain on Sales of Assets:

Gain on sale of assets decreased by approximately $8,000 to approximately $3,000 in the second quarter of fiscal 2006 versus $11,000 in the second quarter of fiscal 2005. In both periods, the gain is from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Investment and other income (expense) was a net income of approximately $8,000 in the second quarter of fiscal 2006 versus a net expense of $7,000 in the second quarter of fiscal 2005. This was caused primarily by a reduction in interest expense of approximately 11,000.

Net Loss:

As a result of the foregoing, net loss was approximately $618,000 during the second quarter of fiscal 2006, compared with the second quarter of fiscal 2005, in which we reported a net loss of $893,000. This represents a $275,000 decrease. The net loss of $618,000 for the second quarter of fiscal 2006 resulted in a net loss per share of $0.17, an improvement of $0.10 per share compared to the net loss per share of $0.27 in the second quarter of fiscal 2005. Weighted average shares outstanding increased in the second quarter of fiscal 2006 compared to the second quarter in fiscal 2005 primarily due to the sale of 350,000 shares to private investors in the fourth quarter of fiscal 2005.

Fiscal First Half: Six months ended December 31, 2005, compared to the six months ended December 31, 2004.

Revenues:

Our revenues totaled approximately $5,656,000 for the first six months of fiscal 2006, a decrease of approximately $609,000 or 10% compared to revenues of approximately $6,265,000 for the first six months of fiscal 2005. The decrease was primarily attributed to lower volumes from products for communications applications and flat average selling prices. Specifically, average-selling prices across all of our product lines accounted for approximately a $20,000 sales increase, while volume decreases across three product lines accounted for a $629,000 sales decrease. Considering the nearly 20% increase in our December 31, 2005 disclosure backlog compared to the September 30, 2005 balance we are anticipating increased revenue on a sequential and year to year basis. New products (defined as those introduced in the last twelve months) accounted for sales of $821,000 or 14.5% of sales in the quarter. New products are defined as unit volume increases in the price and volume disclosures offered herein.

Cost of Sales:

In the first six months of fiscal 2006, consolidated cost of sales was approximately $4,361,000, or 77% of product sales, versus the comparable period of fiscal 2005 in which we reported cost of sales of approximately $5,138,000, or 82% of product sales. This improvement in gross margin (from 18.0% to 22.9% of sales) is due to reductions in the material, labor and overhead cost components that we are realizing from improved purchasing practices and streamlining operations in our Orlando facility. We continue to focus our efforts on reducing manufacturing costs as a percentage of sales through cost reductions from more efficient purchasing, manufacturing process and yield improvements as we drive for over 30% of sales

Selling, General and Administrative:

During the first six months of fiscal 2006, selling, general and administrative costs (SG&A) of approximately $2,203,000 decreased by approximately $228,000 from $2,431,000 in the first six months of fiscal 2005. This decrease was due to a reduction in insurance, investor relations, stock compensation and legal and professional expenses, which were partially offset by increased outside services and compensation-related expenses associated with staffing increases in sales and management of our new facility in Shanghai. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent expense.

New Product Development:

New product development costs (NPD) decreased by approximately $45,000 to approximately $500,000 in the first six months of fiscal 2006 versus approximately $545,000 in the first six months of fiscal 2005, due primarily to lower spending for outside services and materials for product development work, which are expensed in the period they are acquired, partially offset by increased compensation costs associated with additional staff.

Amortization of Intangibles:

During the first half of fiscal 2006, a major component of our identifiable, amortizing intangible assets became fully amortized, therefore, there was a substantial reduction during the period in amortization of intangibles compared to the first six months of fiscal 2005. The resulting decrease was approximately $461,000 to approximately $43,000 in the first six months of fiscal 2006.

Gain on Sales of Assets:

Gain on sale of assets was approximately $9,000 in the first six months of fiscal 2006 compared with $24,000 in the same period of fiscal 2005. In both periods, the gain is from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Investment and other income (expense) was a net income of approximately $15,000 in the first six months of fiscal 2006 versus a net expense of $146,000 in the first six months of fiscal 2005. This was caused primarily from settlement of a legal claim that resulted in an expense of $70,000, which was recognized in the first six months of fiscal 2005. During the first six months of fiscal 2006, we did not incur amortization expense related to warrant issuance costs; while in the same period in fiscal 2005, we recorded amortization of warrant issuance costs of approximately $79,000 for a warrant that was issued in the first quarter of fiscal 2004.

Net Loss:

As a result of the foregoing, net loss was approximately $1,426,000 during the six months of fiscal 2006, compared with the six months of fiscal 2005, in which we reported a net loss of $2,475,000. This represents a $1,049,000 decrease. The net loss of $1,426,000 for the first six months of fiscal 2006 resulted in a net loss per share of $0.39, an improvement of $0.37 per share compared to the net loss per share of $0.76 in the same period of fiscal 2005. Weighted average shares outstanding increased in the first six months of fiscal 2006 compared to the same period in fiscal 2005 primarily due to the sale of 350,000 shares to private investors in the fourth quarter of fiscal 2005.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

During the fiscal quarter ended December 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In fiscal 2002, the Company reached a settlement agreement with participating Class E shareholders regarding the redemption of their outstanding shares. The agreement required the Company to pay $0.40 per share to each Class E shareholder and permitted Class E shareholders to elect not to participate in the settlement. Since the beginning of fiscal

2003, the Company has distributed approximately $.14 million of the $1.5 million estimated total cost arising under the settlement agreement. Approximately 12% of the former Class E shareholders elected not to participate and commenced a separate action in a Texas state court seeking additional compensation (the “Texas Action”).

In the Texas Action, the Company’s motion for Summary Judgment was granted in 2003, and the plaintiffs’ attempts to have that decision reconsidered or overturned have been rejected by the Texas courts in several rulings, including the mot recent decision handed down on December 22, 2005, by the 14th District Court of Appeals. The court’s ruling affirmed the Company’s position and denied the plaintiffs’ motion for a rehearing. The plaintiffs’ can elect to appeal the ruling, and at the time of this report the Company has not been notified as to the plaintiffs’ decision.

The Company from time to time is involved in various legal actions arising in the normal course of business. The Company has been notified of two employment practices claims from former employees. In one of the employment actions, on November 7, 2005, pursuant to the Company’s motion, the magistrate of the 9th Circuit Court, Orange County Florida recommended dismissal of these actions. The plaintiff in that action has filed an appeal, a hearing on which is scheduled for April 2006. The company has denied any violation related to the second employment claim and has declined to participate in any settlement discussions. To date, the company has received no further notice of actions taken by the claimant. . Based on the current information, management is not able to estimate the probability of a loss related to these actions.

Item 4. Submission of Matters to Vote of Shareholders

The annual meeting of shareholders was held in our Company’s offices at 2603 Challenger Tech Ct., Suite 100, Orlando, Florida 32826 on Tuesday, November 8, 2005. The two proposals brought before the shareholders were:

1.	election, as nominated by the Board of Directors, of Louis Leeburg and Gary Silverman as Class III Directors

2.	approve the Company’s 2004 Employee Stock Purchase Plan

The total number of shares entitled to vote at the meeting was 3,827,200. As a result of the votes cast, as described below, both nominees were elected for three-year terms to expire at the Annual Shareholders’ Meeting in 2008:

Name	For	Withheld
Louis Leeburg	2,943,249	32,540
Gary Silverman	2,944,274	31,515

Robert Ripp, Robert Bruggeworth, Sohail Khan, Steven Brueck and Kenneth Brizel were the remaining members of the Board of Directors whose terms continued after the meeting.

As a result of the votes cast, as described below, proposal 2 was approved by the shareholders:

Proposal 2 — approve the Company’s 2004 Employee Stock Purchase Plan, which authorizes the issuance of up to 200,000 shares of the Company’s common stock.

For	Withhold	Abstained	Non-votes
1,023,150	51,496	8,250	1,892,893

No other business was brought before the Annual Meeting.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	*

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.

3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 14, 2006	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: February 14, 2006	By:	/s/ Kenneth Brizel
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	*

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.

6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
*	Filed herewith.