Form 10-Q
period 2006-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2006-05-15
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,426,268 shares of common stock, Class A, $.01 par value, outstanding as of May 12, 2006.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2006	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$3,737,621	$2,462,540
Trade accounts receivable, net of allowance of $85,800 and $26,500, respectively	2,242,311	1,456,612
Inventories	1,566,786	1,741,494
Prepaid expenses and other assets	95,155	222,430

Total current assets	7,641,873	5,883,075
Property and equipment - net	1,253,787	1,335,612
Intangible assets - net	273,690	325,008
Other assets	73,771	65,214

Total assets	$9,243,121	$7,608,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$925,306	$865,960
Accrued liabilities	455,767	387,617
Accrued payroll and benefits	376,576	358,606
Notes Payable	257,410	—
Capital lease obligations, current portion	13,789	12,479

Total current liabilities	2,028,848	1,624,662

Capital lease obligation, excluding current portion	43,681	54,193
Stockholders’ equity:
Common stock: Class A, $.01 par value, voting;
34,500,000 shares authorized; 4,426,268 and 3,695,644 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	44,263	36,956
Additional paid-in capital	195,980,842	192,426,330
Accumulated deficit	(188,854,513)	(186,311,002)
Unearned compensation	—	(222,230)

Total stockholders’ equity	7,170,592	5,930,054

Total liabilities and stockholders’ equity	$9,243,121	$7,608,909

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Product sales, net	$3,106,674	$3,065,310	$8,762,956	$9,329,972
Cost of sales	2,798,070	2,268,520	7,158,826	7,392,693

Gross margin	308,604	796,790	1,604,130	1,937,279

Operating expenses:

Selling, general and administrative	1,183,390	830,275	3,386,073	3,290,158
New product development	261,858	224,633	761,681	753,860
Amortization of intangibles	8,216	38,217	51,318	542,672

Total costs and expenses	1,453,464	1,093,125	4,199,072	4,586,690

Operating loss	(1,144,860)	(296,335)	(2,594,942)	(2,649,411)

Other income (expense)
Loss on settlement of litigation	—	—	—	(70,000)
Gain (loss) on sales of assets	—	(13,042)	9,134	10,499
Investment and other income (expense), net	27,115	3,394	42,297	(72,198)

Net loss	$(1,117,745)	$(305,983)	$(2,543,511)	$(2,781,110)

Loss per share (basic and diluted)	$(0.29)	$(0.09)	$(0.68)	$(0.85)

Number of shares used in per share calculation	3,826,560	3,311,984	3,739,283	3,287,587

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows due to operating activities
Net loss	$(2,543,511)	$(2,781,110)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	637,853	1,342,720
Gain on sale of equipment	(9,134)	(10,499)
Stock based compensation	200,684	389,292
Provision for (recovery from) doubtful accounts receivable	90,200	(46,455)

Changes in operating assets and liabilities:
Trade Receivables	(875,899)	68,462
Inventories	174,708	(270,404)
Prepaid expenses and other assets	118,718	415,131
Accounts Payable and accrued expenses	145,466	(216,875)

Net cash used in operating activities	(2,060,916)	(1,109,738)

Cash flows due to investing activities
Property and equipment additions	(505,491)	(51,243)
Proceeds from sale of assets	9,915	112,627

Net cash (used in) provided by investing activities	(495,576)	61,384

Cash flows due to financing activities
Proceeds from exercise of stock options	815	521
Proceeds from sale of common stock, net of expenses	3,582,550	—
Borrowings on line of credit	257,410	—
Payments on capital lease obligation	(9,202)	(5,459)

Net cash provided by (used in) financing activities	3,831,573	(4,938)

Increase (Decrease) in cash and cash equivalents	1,275,081	(1,053,292)
Cash and cash equivalents, beginning of period	2,462,540	2,531,029

Cash and cash equivalents, end of period	$3,737,621	$1,477,737

Supplimental disclosure of cash flow information:
Non-cash financing activity:
Capital lease obligation	$—	$75,000
Interest paid	$12,739	$—

The	accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

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

In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 sq. ft. facility located in the Jiading Industrial Zone near Shanghai.

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

Liquidity: During fiscal years 2004 and 2005, progress was made to reduce cash outflow. In fiscal 2004, cash used in operations was approximately $2.5 million. In fiscal 2005, cash used in operations was $1.1 million. During the quarter ending March 31, 2006, the Company used $1,423,000 of cash. This was due to lower gross margins caused by startup costs of our subsidiary in China, product mix changes and overtime costs incurred in the third quarter which caused a net loss and working capital usage for payments to suppliers and higher shipments in March delaying cash receipts. Although there can be no assurance that the full year plan can be achieved, we are optimistic that we will achieve our planed results. The Company has no firm commitments for any material future financing at this time. At March 31, 2006, the Company has a cash and cash equivalent balance of approximately $3.7 million.

For the quarter ended March 31, 2006, cash increased by $2,110,000 million compared to a decrease of $380,000 in the same period of the prior fiscal year. During the quarter ending March 31, 2006 we engaged in a private placement of our common stock resulting in net proceeds of $3.5 million after payment of placement agent fees and commission. While we typically have a high use of cash in our third quarter due to seasonal factors, operating cash use in the quarter ended March 31, 2006, was unusually high at $1.4 million due primarily to profit impact of about $ 880,000 and working capital requirements of $540,000.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

On January 11, 2006, the Company and Regenmacher Holdings, Ltd. (“Regenmacher”) executed a four-year secured loan agreement. The secured loan facility, which carries an interest rate of 1% above the prime rate, provides for borrowings of up to a maximum borrowing base of $500,000 to be secured by the financed assets and other mutually agreed upon assets.

LightPath may draw up to $500,000 during the first twelve months following the execution of the loan agreement. Upon the commencement of the thirteenth month, the Regenmacher loan will convert into a term loan and be amortized over a thirty six (36) month period. Payments will be made in thirty-six (36) equal monthly installments.

In March 2006 the Company raised gross proceeds of approximately $3.8 million by way of the sale of newly issued common stock to certain institutional and private investors. This round of financing was lead by Iroquois Master Fund Ltd. who purchased 30,000 shares of the 730,000 shares of common stock sold at $5.25 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors also received warrants with an exercise period of 5 years beginning on September 20, 2006 for the future purchase of 219,000 shares of the Company’s common stock at $7.41 per share. If all of the warrants are ultimately exercised an additional $1.5 million will be raised. Dawson James Securities acted as exclusive placement agent and financial advisor.

A Registration Statement on Form S-3 was filed with the Securities and Exchange Commission on May 3, 2006 to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating positive cash flow from operations on an ongoing basis. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) per share, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Management believes the Company has sufficient cash to fund operations for the next twelve months.

1. Significant Accounting Policies

Condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

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

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Effective July 1, 2005, the Company adopted SFAS 123R, which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. SFAS 123R allows the use of either the modified prospective method or the retrospective recognition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. See Note 5 — Stock and share based payments.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

2. Inventories

The components of inventories include the following at:

	March 31, 2006	June 30, 2005
Raw material	$709,227	$671,108
Work in Process	690,875	837,442
Finished Goods	166,683	232,944

	$1,566,786	$1,741,494

3. Property and Equipment

Property and equipment are summarized as follows:

	March 31, 2006	June 30, 2005
Manufacturing equipment	$5,703,490	$5,276,436
Computer equipment and software	566,330	525,335
Furniture and fixtures	176,743	168,923
Platinum molds	44,100	44,100
Leasehold improvements	713,624	699,620

Total Property and Equipment	7,204,287	6,714,414

Less accumulated depreciation and amortization	5,950,500	5,378,802

Total property and equipment, net	$1,253,787	$1,335,612

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

4. Intangible Assets

The following tables disclose information regarding the carrying amounts and associated accumulated amortization for intangible assets subject to amortization after the July 1, 2002 adoption of SFAS 142:

	March 31, 2006
	Gross Carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Patents and trademarks granted	$621,303	$347,612	$273,690
Other intangibles	2,860,000	2,860,000	—

Total	$3,481,303	$3,207,612	$273,690

	June 30, 2005
	Gross Carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Customer list and supply contract	$1,041,750	$1,041,750	$—
Developed technology	6,064,981	6,064,981	—
Covenant not-to-compete	1,100,000	1,100,000	—
Other intangibles	2,860,000	2,833,333	26,667
Patents and trademarks granted	621,302	322,961	298,341

Total	$11,688,033	$11,363,025	$325,008

5. Stock and share based payments

Overview—Effective July 1, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Share-based Payment Arrangements—At July 1, 2005, the Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) includes several available forms of stock compensation of which only stock options and restricted stock awards have been granted to date. The Company has also issued stock options not in a qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2005, there were options remaining for 5,000 shares still outstanding that were not issued in a qualified plan.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

These three plans are summarized below:

Equity Compensation Arrangement	Total Number of Shares in Arrangement	Shares Outstanding at March 31, 2006	Available for Issuance at March 31, 2006
Amended and Restated Omnibus Incentive Plan	915,625	576,704	338,921
Non Qualified Plan	5,000	5,000	—
ESPP	200,000	—	200,000

	1,120,625	581,704	538,921

The 2004 Employee Stock Purchase Plan (ESPP) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the three and nine month periods ended March 31, 2006 and 2005, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Three months ended		Nine months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Range of expected volatilities	163% – 177%	—	72% –177%	102% –112%
Weighted-average expected volatility	167%	—	97%	112%
Range of dividend yields	0%	—	0%	0%
Range of risk-free interest rate	4.49% – 4.55%	—	4.40% –4.55%	4.16% –4.25%
Range of expected lives, in years	2	—	2 – 3	3

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions is 0%.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the nine months ended March 31, 2006 is presented below:

	STOCK OPTIONS			RSU’S		All Awards
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)	Aggregate Intrinsic Value	Aggregate Unrecognized Compensation
Options Outstanding June 30, 2005	97,734	21.87	4.6	136,850	2.0	17,157	655,572

Granted	95,070	3.02	9.2	60,000	2.0		321,277
Exercised	(624)	1.28	2.6
Cancelled	(10,502)	13.12	5.3
Options Outstanding March 31, 2006

	181,678	17.42	8.0	196,850	1.7	474,108	489,326

Awards exercisable/vested as of March 31, 2006	56,364	15.18	3.13	—	—

Awards unexercisabe/unvested as of March 31, 2006	125,314	2.24	6.1	196,850	1.6

	Stock Options	RSU's	All Awards
Weighted average fair value of share awards granted in period	2.32	2.41	2.36

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

As of March 31, 2006, the unrecognized compensation cost related to unvested share-based awards is expected to be recognized as follows:

	Stock option	Restricted Stock Share/ Unit	Total
Three month period ended June 30, 2006	$33,247	$44,385	$77,632
Year ended June 30, 2007	126,583	100,221	226,804
Year ended June 30, 2008	106,501	48,200	154,701
Year ended June 30, 2009	13,908	16,067	29,975
Year ended June 30, 2010	214	—	214

	$280,453	$208,873	$489,326

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

The Company issues new shares of common stock upon the exercise of stock options.

The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of March 31, 2006 and changes during the fiscal nine months then ended:

Unexercisable/unvested awards	Shares	Weighted Average Grant Date Fair Values (per share)
At June 30, 2005	177,596	$3.49
Granted	155,070	2.32
Vested	—	—
Cancelled	(10,502)	4.07

At March 31, 2006	322,164	$2.07

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three and nine months periods ended March 31, 2006 included in the Consolidated Statement of Operations:

	Quarter ended March 31, 2006	Nine Months ended March 31, 2005
Stock-based compensation expense before tax	$26,386	$60,235
Income tax benefits	—	0

Stock-based compensation expense, net of tax	$26,386	$60,235

The following table shows the effect on reported net income and income per share for the quarter and nine months ended March 31, 2005 to reflect the impact had the Company been required to include fair value stock compensation as an expense (pro-forma):

	Quarter Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income, as reported	$(305,983)	(2,781,110)
Add: Stock-based employee compensation included in reported net income, net of tax	84,227	392,437
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(89,965)	(873,140)

Net income, pro forma	$(311,821)	(3,261,813)

Basic and diluted loss per share:
As reported	$(0.09)	(0.839)

Pro forma	$(0.09)	(0.99)

LIGHTPATH TECHNOLOGIES, INC.

Notes to Condensed Consolidated Financial Statements – (Unaudited)

March 31, 2006

6. Net Loss Per Share

Basic net loss per share is computed based upon the weighted average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 719,843 shares would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal.

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The Company as of March 31, 2006 had approximately $97,000 in assets and $93,000 in net assets located in China.

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

The Company from time to time is involved in various legal actions arising in the normal course of business. The Company has been notified of two employment practices claims from former employees. In one of those employment actions, on November 7, 2005, pursuant to the Company’s motion, the magistrate of the 9th Circuit Court, Orange County Florida recommended dismissal of the actions. The plaintiff in that action has filed an appeal, a hearing has to be scheduled. The company has denied any violation related to the second claim and has declined to participate in any settlement discussions. To date, the Company has received no further notice of actions taken. Based on the current information, management is not able to estimate the probability of a loss related to these actions.

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

Overview

Historical: We are in the business of supplying users with glass lenses and other specialty optical products, which have applications in a number of different industries. Due to the emergence of optical technologies in communications, networking and data storage products in the late 1990’s, there was a significant surge in demand for our products, particularly in the period represented by our fiscal 1999-2001 years. During this period, our annual revenues increased from less than $2 million in sales to approximately $25 million due to both acquisitions (to add glass lens production capacity and market presence, and isolators to our existing line of collimators and proprietary glass lenses) and organic product line growth.

During fiscal 2002, optical component markets experienced a severe downturn that resulted in a significant decline in the demand for our products. By fiscal 2003, our sales had contracted to just under $7 million. The business infrastructure was too large and diverse to support a business of this reduced size and a decision was made in late fiscal 2002 and implemented during fiscal 2003 to close our isolator production facility in California and our headquarters and collimator and lens production facility in New Mexico. The productive capacity in these locations was moved to excess space in the acquired lens business facility in Florida and production of all of the aforementioned products continues there. These moves were completed by June 30, 2003, resulting in a significant reduction in net cash use by the business.

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations will be housed in a 17,000 sq. ft. facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three and nine month periods. During the three and nine months ended March 31, 2006 we incurred a deminimus loss on foreign currency.

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

Our key indicators:

Sales Backlog – We believe that sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At March 31, 2005 our backlog was approximately $2.5 million.

At March 31, 2006, our disclosure backlog was $3.5 million, indicating that our recent sales growth in disclosure backlog from our industrial, defense, medical and a moderate increase in communications customers may continue in the quarter ending June 30, 2006. This trend is expected to generate a year over year increase in revenues.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At March 31, 2006, our DCSI was 51 compared to 69 at March 31, 2005. During the first nine months of fiscal 2006, we decreased our inventory level of traditional optics due to high sales in the third month of the fiscal third quarter.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. At March 31, 2006 our DSO was 66 and at March 31, 2005 our DSO was 53. The DSO increased due to the higher level of sales in the final month of the third fiscal quarter.

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

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue, but may not succeed to raise additional capital. Should capital not continue to be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future equity financing at this time and we have a book cash balance of approximately $3,793,000 at May 5, 2006.

In March 2006 the Company raised gross proceeds of approximately $3.8 million through the sale of newly issued common stock to certain institutional and private investors. This round of financing was lead by Iroquois Master Fund Ltd. who purchased 30,000 shares of the 730,000 shares of common stock that were sold at $5.25 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors also received warrants with an exercise period of 5 years beginning on September 20, 2006 for the future purchase of 219,000 shares of the Company’s common stock at $7.41 per share. If all of the warrants are ultimately exercised an additional $1.5 million will be raised. Dawson James Securities acted as exclusive placement agent and financial advisor.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006, with a four-year secured loan agreement that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. At March 31, 2006 we had drawn approximately $257,000 on the line of credit.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reduction in operating cash outflow. Focused efforts are underway in order to penetrate new industrial and military optics customers. Actions that support these efforts in the current quarter include new product development and customer prospecting in new targeted markets.

Our fiscal 2006 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and administrative expenditures. We believe the impact of these factors will be reflected in future quarters.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized and increases in other discretionary spending, particularly sales and marketing related. During the third quarter shipments and material purchases were heavier in the end of the quarter than the beginning leading to increased cash usage into the beginning of the subsequent quarter.

Sources and Uses of Cash

Our recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last several quarters for the sale of surplus equipment. For some time the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock and equipment financing.

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

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of March 31, 2006:

Contractual Obligations

(dollars in 000's)	Total	Payments due by period			After 5 years	Comments
Contractual obligations		Less that 1 year	1-3 years	4-5 years
Operating lease	$2,074	$923	$1,061	$90	$—	Real estate lease with monthly payments
Capital lease	77	22	44	11	—	Equipment lease with monthly payments
Line of Credit	257	257	—	—	—	Equipment financing line of credit
Open purchase obligations	613	613	—	—	—	Current purchase orders outstanding

	$3,021	$1,815	$1,105	$101	$—

We do not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues:

For the quarter ended March 31, 2006, we reported total revenues of $3.11 million compared to $2.95 million for the second quarter of this fiscal year, an increase of 5% and an increase of approximately 1% compared to third quarter of fiscal 2005 revenue . The increase was primarily attributed to higher volumes of products for communications applications at lower average selling prices. New products (defined as those introduced in the last twelve months) accounted for sales of $256,000 or 8% of sales in the quarter.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2006 compared to second quarter 2006 was lower at 10%. The total manufacturing cost of $2.79 million was $0.53 million higher in the third quarter of fiscal 2006 than it was in the same period of the prior fiscal year. Because of significant shift in production mix during the third quarter of fiscal 2006 we spent $0.20 million in overtime costs to increase production volumes for molded optics. We also incurred about $0.15 million of start up costs for our subsidiary operating in Jiading, Peoples Republic of China. We also experienced reduced sales of collimators and isolators which impacted our cost by another of $0.18 million due to lower utilization.

We estimate that our one time or non-recurring cost impacts were approximately $0.35 million. As compared to the second quarter of fiscal 2006, our costs and expenses were up $0.62 million, however, adjusting for the one time or non-recurring cost impacts of, startup costs of our subsidiary in China, product mix changes and overtime costs incurred in the third quarter, costs and expenses in this quarter would have been nearly the same as in the as the second quarter with approximately $0.15 million more in sales.

Selling, General and Administrative:

During the third quarter of fiscal 2006, selling, general and administrative costs (SG&A) were approximately $1,183,000, which was an increase of approximately $353,000 compared to $830,000 in the third quarter of fiscal 2005. This increase was due to inflation of salaries, rent and property taxes and start up salaries for employees of our subsidiary in China. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent expense.

New Product Development:

New product development costs (NPD) increased by approximately $37,000 to approximately $262,000 in the third quarter of fiscal 2006 versus $225,000 in the third quarter of fiscal 2005. We anticipate a small future increase in staffing levels as we work to meet the volume of specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized and, therefore, for the third fiscal 2006 quarter amortization expense from intangibles was reduced by approximately $30,000 to $8,000 compared to $38,000 in the third quarter of fiscal 2005.

Gain on Sales of Assets:

Gain on sale of assets decreased by approximately $13,000 to approximately zero in the third quarter of fiscal 2006 versus $13,000 in the third quarter of fiscal 2005. The gain in 2005 was from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Investment and other income (expense) was a net income of approximately $27,000 in the third quarter of fiscal 2006 versus a net income of $3,000 in the third quarter of fiscal 2005. This was caused primarily by an increase in interest income of approximately $23,000.

Net Loss:

As a result of the foregoing, primarily lower gross margins, net loss was approximately $1,118,000 or $0.29 per share during the third quarter of fiscal 2006, compared with the third quarter of fiscal 2005, in which we reported a net loss of $306,000. This represents an $812,000 increase. The net loss of $1,118,000 for the third quarter of fiscal 2006 resulted in a net loss per share of $0.29, a decrease of $0.20 per share compared to the net loss per share of $0.09 in the third quarter of fiscal 2005. Weighted average shares outstanding increased in the third quarter of fiscal 2006 compared to the third quarter in fiscal 2005 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

Fiscal Nine Months: Nine months ended March 31, 2006, compared to the nine months ended March 31, 2005.

Revenues:

For the nine month period ended March 31, 2006, the Company reported total revenues of $8,763,000 compared to $9,330,000 for the same period in fiscal 2005, a decrease of 6%. The decrease was primarily attributed to lower sales volumes from products for communications applications and lower average selling prices. Specifically, average-selling prices across all of our product lines accounted for half of the sales decrease, while volume decreases across three product lines accounted for the other half of the sales decrease. Considering the nearly 14% increase in our March 31, 2006 disclosure backlog compared to the December 31, 2005 balance we are anticipating increased revenue on a sequential and year to year basis. New products (defined as those introduced in the last twelve months) accounted for sales of $1,077,000 or 12% of sales during the nine months ended March 31, 2006. New products are defined as unit volume increases in the price and volume disclosures offered herein.

Cost of Sales:

Gross margin decreased to 18% during this period from 21% from the same period in fiscal 2005, due to start up costs of $250,000 we incurred in connection with our subsidiary in China. In the first nine months of fiscal 2006, consolidated cost of sales was approximately $7,159,000, or 82% of product sales, versus the comparable period of fiscal 2005 in which we reported cost of sales of approximately $7,393,000, or 73% of product sales. This decrease in gross margin (from 27.0% to 18% of sales) is due to increased costs of operating the China facility, overtime to meet the production schedule and poor yields. We continue to focus our efforts on reducing manufacturing costs as a percentage of sales through cost reductions from more efficient purchasing, manufacturing process and yield improvements as we drive for over 30% of sales.

Selling, General and Administrative:

During the first nine months of fiscal 2006, selling, general and administrative costs (SG&A) of approximately $3,386,000 increased by approximately $96,000 from $3,290,000 in the first nine months of fiscal 2005. This increase was due to compensation-related expenses associated with staffing increases in sales and management of our new facility in Shanghai. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent expense.

New Product Development:

New product development costs (NPD) increased from $754,000 in the first nine months of fiscal 2005 to $762,000 in the first nine months of fiscal year 2006. The increase was due to slightly higher personnel costs offset by lower consumable material and outside services

Amortization of Intangibles:

During the first nine months of fiscal 2006, a major component of our identifiable, amortizing intangible assets became fully amortized; therefore, there was a substantial reduction during the period in amortization of intangibles compared to the first nine months of fiscal 2005. The resulting decrease was approximately $491,000 to approximately $51,000 in the first nine months of fiscal 2006.

Gain on Sales of Assets:

Gain on sale of assets was approximately $9,000 in the first nine months of fiscal 2006 compared with $10,000 in the same period of fiscal 2005. In both periods, the gain is from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Investment and other income (expense) was a net income of approximately $42,300 in the first nine months of fiscal 2006 versus a net expense of $72,200 in the first nine months of fiscal 2005. This was caused primarily from settlement of a legal claim that resulted in an expense of $70,000, which was recognized in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, we did not incur amortization expense related to warrant issuance costs; while in the same period in fiscal 2005, we recorded amortization of warrant issuance costs of approximately $79,000 for a warrant that was issued in the first quarter of fiscal 2004.

Net Loss:

The net loss of $2,544,000 for the first nine months of fiscal 2006 resulted in a net loss per share of $0.68, an improvement of $0.17 per share compared to the net loss per share of $0.85 in the same period of fiscal 2005. Weighted average shares outstanding increased in the first nine months of fiscal 2006 compared to the same period in fiscal 2005 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

During the fiscal quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the Texas Action, the Company’s motion for Summary Judgment was granted in 2003, and the plaintiffs’ attempts to have that decision reconsidered or overturned have been rejected by the Texas courts in several rulings, including the most recent decision handed down on December 22, 2005, by the 14th District Court of Appeals. The court’s ruling affirmed the Company’s position and denied the plaintiffs’ motion for a rehearing. The plaintiffs’ can elect to appeal the ruling, and at the time of this report the Company has not been notified as to the plaintiffs’ decision.

The Company from time to time is involved in various legal actions arising in the normal course of business. The Company has been notified of two employment practices claims from former employees. In one of the employment actions, on November 7, 2005, pursuant to the Company’s motion, the magistrate of the 9th Circuit Court, Orange County Florida recommended dismissal of these actions. The plaintiff in that action has filed an appeal, a hearing will be scheduled. The company has denied any violation related to the second employment claim and has declined to participate in any settlement discussions. To date, the company has received no further notice of actions taken by the claimant. Based on the current information, management is not able to estimate the probability of a loss related to these actions.

Item 1A. Risk Factors

Factors that could cause or contribute to future uncertainties include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Uncertainties” in this report and in LightPath’s Annual Report on Form 10-K for the year ended June 30, 2005.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 15, 2006	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: May 15, 2006	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
*	Filed herewith.