Form 10-K
period 2006-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2006-09-28
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006 or

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as two parties filing on Form SC 13-G) was approximately $3,319,200 as of September 15, 2006.

As of September 15, 2006, the number of shares of the registrant’s Class A Common Stock outstanding was 4,471,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LightPath Technologies, Inc.

Form 10-K

PART I

Item 1. Business.

General

LightPath Technologies, Inc. (“LightPath” or “Company”) manufactures optical components and higher level assemblies including precision molded glass aspheric optics, precision molded infrared molder optics, isolators, proprietary fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to do their jobs:

•	Molded glass aspheres are in various high performance optical applications in lasers and infrared imaging;

•	Isolators prevent the back-reflection of optical signals that can degrade optical transmitter and amplifier performance whenever light must enter or exit a fiberoptic cable (“fiber”);

•	Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber, laser delivery applications like fiber lasers; and

•	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance, approaching aspheric performance at a fraction of the price.

LightPath was incorporated under Delaware law as a corporation in June 1992 as the successor to LightPath Technologies LP, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, organized in 1985. We completed an initial public offering of our common stock in 1996. From our inception in 1985 until June 1996, we were classified as a “development stage enterprise” that primarily engaged in basic research and development with an initial objective to improve solar energy technology. Over time, we expanded our attention to other optics applications using GRADIUM glass lenses.

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

In September 2000, we acquired Geltech, Inc. (“Geltech”), a Delaware corporation originally founded in May 1985. Geltech is a manufacturer of precision molded glass aspheric optics, which have broad applicability to numerous application markets. Precision molded glass aspheric optics are also used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. We acquired all of the outstanding shares of Geltech for approximately 103,000 shares of our Class A common stock and approximately $1 million in acquisition costs (an aggregate purchase price of approximately $28.5 million, based on the then-market price of our common stock). We manufacture precision molded glass aspheric optics at our facility in Orlando, Florida. During fiscal 2002, we expanded the Orlando manufacturing facility, and in fiscal 2003, in order to reduce costs, we relocated our corporate headquarters to Orlando and reorganized our manufacturing facility there to accommodate all of the production previously performed in New Mexico for GRADIUM glass lenses and collimators as well as the isolator product line from California.

From 1998 until 2002, our intense pursuit of optoelectronics and photonics applications led us to become heavily reliant on the telecommunications capital equipment market, which went through a rapid and substantial increase and a similarly rapid and substantial decline in these five years. This drove our product development and acquisition strategies during this time and led to an increase in reported revenues from under $1 million to over $26 million and then to a decline to under $7 million in fiscal 2003. As a result of activities during this five-year period, we found it necessary to reduce costs significantly by consolidating all production and our corporate headquarters in Florida. Once we consolidated all Company operations to one site under one management group and with one sales force, we determined that our former operating segments of Optical Lenses and Laser Components were no longer reportable operating segments and, as such, we operate a single business with the aforementioned optical component product lines.

In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific.

Business Strategy

Our strategy is to diversify away from strictly telecom markets toward our traditional optics customer base, which represents over 1,000 companies worldwide engaged in a wide variety of markets. We had not emphasized applications with these customers during the telecommunications boom and we are working diligently to service and participate in the development of their next generation of applications and products. We continue to serve a number of telecom customers; most of them are in a broader market of communications, including datacom, hybrid-fiber coax and telecommunications. We have leveraged our patents and know-how to develop new products for applications in Blue Lasers, Infrared Imaging and Fiber Laser Delivery Systems.

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

Molded Aspheres

We have rights under a royalty-free perpetual license to the Precision Molded Optics process originally developed by Corning, Inc., whose business in this field we acquired in 1994. Products manufactured using this technology include glass aspheric lenses, sub-millimeter lenses and lens arrays. These products include wafer-scale molded glass aspheric lenses, anamorphic lenses and hybrid optical components like diffractives and our Infrared molded optics introduced during 2005.

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

We are beginning to sell precision molded infrared aspheric optics for imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense. LightPath is a leader in molding precision optics and we intend to continue to lead in the infrared area. We anticipate the growth of infrared optics and the requirements in systems for our molded technologies over traditional ground and polished lenses.

Isolators

We have developed a family of products that utilize a proprietary micro-fixture design and robotic platform processes. This automated process allows for micro-optics to be mounted in small transferable fixtures that are processed in arrays and converted into a variety of optical components and component subsystems. This flexible platform is capable of producing a variety of finished products including isolators. We are manufacturing a qualified family of free-space, laminate and custom isolators. We sell isolator assemblies for applications in all communications markets. This line is based on a manufacturing platform that can address a wide range of customer specifications, while supporting lower cost applications. Sales of isolators improved in fiscal 2006 and we continue to serve the communications market while working towards sales into other market applications.

Collimators

During 1998, we began the development of products for the then-emerging optoelectronics markets, specifically in the areas of fiber telecommunications. Our standard collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of ten watts of optical power. Customers have passively tested our collimators to over 100 watts in the forward direction. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses. During 1999 and 2000, we expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low-cost products and solutions to meet their telecom-related collimator needs. Beginning in 2001, the telecom equipment market slowed dramatically, reducing the demand for the optical components segment of the market. During fiscal 2004 we introduced seven new ruggedized collimators for use in high-power ND:YAG beam delivery units including fiber lasers. Due to the decline of this initial market segment, we pursued investigating other opportunities incorporating our unique patented laser fusion technology and began selling new high power collimators during fiscal 2005.

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

Our growth strategy continues to be to increase our emphasis on key laser market niches in the United States, Europe and Asia to establish the necessary products and partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold some of our GRADIUM production equipment to an Asia/Pacific company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in Asia/Pacific. This agreement was renegotiated in fiscal 2003, whereby we obtain a royalty for their GRADIUM sales and we will maintain U.S. GRADIUM distribution rights. Distribution agreements are in place with specialty distributors to further assist in obtaining penetration into the high-power YAG laser and high performance lens end-markets.

Optical Assemblies

We are currently producing optical assemblies based on our proprietary technologies. We are working to design, build and sell optical assemblies into the markets for test and measurement, medical devices, military, industrial and communications. Our efforts, particularly in the medical devices, military and industrial markets, have resulted in revenue increases of over 14% compared to fiscal 2005.

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

From fiscal 1998 to fiscal 2002, our sales and marketing strategy was designed to capitalize on the growing demand for optical components for telecom. Since that period, there have been substantial changes in our organization, structure and sales strategies. Because we rely on multiple markets and market segments to diversify our sales base, we have made necessary changes in our sales force and sales strategies to strengthen our sales presence in markets where we deliver value.

Sales Organization

Our sales staff is trained to promote and sell all of our product lines to our customers. In order to be more accessible to potential customers we have divided our sales staff into the following territories:

U.S. East Coast & Eastern Canada	Asia
U.S. West Coast & Western Canada	Europe
U.S. Central

In addition, we have formalized relationships with twelve industrial, laser, optoelectronics and medical component distributors located in foreign countries and in the United States to assist in distribution of our products geographically outside the United States and in highly specific target markets. Because the optics industry is highly fragmented, we utilize these distributors, certain catalog distributors, our own catalog and our Internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make limited use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

Trade Shows

We have displayed our product line additions and enhancements at one or more trade shows each year. For example we participated in Photonics West in January 2006 and SPIE East in April 2006. We also attended CLEO and shows in Europe and Asia. Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

New Products

During fiscal 2006 we continued to offer more lens designs utilizing our proprietary lead free glass ECO550, used for precision molded aspheric lenses. The European Parliament has established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese have established “Green” requirements in 2003, for the elimination of certain hazardous substances used in electronic equipment. RoHS takes effect July 2006 and “Green” is in effect now. ECO550 glass is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

We continue to develop new designs for collimating lenses designed for 405 nm blue laser diodes. The new glass molded aspheric lens is designed for use with the new Nichia® blue diode laser, and is designed and manufactured to extremely stringent optical standards. The effort from both engineering and manufacturing required improved beam quality, which is particularly difficult for shorter wavelength lasers. These lenses are also applicable to other blue laser manufactures applications.

We continue to develop our molded infrared aspheric optics product line with new short (SWIR), mid (MWIR) and LWIR materials; this new product line is called the Black Diamond ™ precision molded glass aspheric optics. Traditionally our aspheric lenses have been limited to visible and near-infrared wavelengths. Recent advances in optical materials now provide a common technology path to produce molded infrared aspheric optics over the wavelength range of 1 to 14 microns. LightPath’s Black Diamond™ technology enables high performance, cost-effective molded infrared aspheric lenses. Traditionally, infrared optics rely on individually diamond turned, polished or other lengthy manufacturing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems. Precision molded infrared aspheric optics find imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense

Our efforts in new product development are intended to broaden our capabilities to service market areas in addition to the communications markets, where our customers ask for more demanding optical performance. In addition to the products mentioned above, we are skilled at designing and producing of optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. We believe these optical assemblies, which solve multiple optical problems in one package, have the future potential to produce higher gross profit margins for us than individual components.

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

Aspheric lenses

Manufacturers of aspheric lenses provide significant competition for our molded glass aspheric lenses in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Panasonic and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost as their measure of success over performance and durability.

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

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera and Sumitomo. Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing specialty and hybrid components according to particular OEM specifications.

Collimators

LightPath’s collimator line focuses on high power laser in the fiber laser market. There are currently only a handful of direct competitors for our collimators. These include Optoskand and Oz Optics.

Manufacturing

Molded Aspheres and GRADIUM

Most of our manufacturing is done in a 41,000 square foot production facility in Orlando, Florida. With unused space remaining in this facility, we believe our space is adequate to accommodate foreseeable needs of the Company. The facility features areas for each step of the manufacturing process including tooling and coating work areas, pre-form manufacturing, and a clean room for pressing and integrated assembly. The production facility retains an emphasis on automation, particularly in the isolator and collimator lines moved from California and New Mexico, respectively, in fiscal 2003. The facility includes new product development labs and space that include development and metrology equipment.

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

In Orlando, we have furnaces to produce boules and glass coring equipment for our current needs of GRADIUM for our sales in the United States. and Europe. We also obtain GRADIUM boules from Hikari Glass in Japan, from whom we have an agreement to obtain a royalty for their sales of GRADIUM in Asia/Pacific.

We are ISO 9000:2001 certified. Much of our product qualification is performed in-house. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPC’s) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers demand rigorous testing prior to their purchase of our products.

In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, a wholly owned manufacturing subsidiary, located in Jiading, PRC. The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai.

The China plant is expected to increase overall production capacity and enable LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific.

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

We rely on local and regional vendors for component materials such as housings, fixtures and magnets. In addition, certain products require external processing such as brazing and metallization. To date, we have found a suitable number of qualified vendors.

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are both owned and maintained by us and licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expires in 2006; the remainder expire at various times through 2019. We do not expect a material effect to result from the expiration of the patent in 2006. Patent applications corresponding to some of our United States. applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

LightPath® is registered as a service mark in the United States and BLACK DIAMOND®, GRADIUM® and Polycoat® are also registered trademarks. Other trademarks are held out and used by us under common law, such as CirculightTM.

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

As a result, our present new product development efforts are focused on markets that include Infrared Optics for imaging, blue lens applications, YAG lasers, fiber lasers, defense, medical devices, barcode scanners, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during the fiscal years, 2006, 2005 and 2004 of $1,038,390, $985,357 and $1,022,299, respectively. We currently plan to expend approximately $1.1 million for new product development during fiscal 2007, which could vary depending upon revenues levels, customer requirements and market opportunities perceived.

Working Capital

We are required to carry modest amounts of inventory to meet the rapid delivery requirements of customers. We do require some customers to purchase excess inventory of custom products in the event the sales order is cancelled. We do not provide extended payment terms to any customers. Customers can return products due to quality issues for replacement or credit, but the return merchandise request must be filed in a timely manner.

Concentration of Customer Risk

In fiscal 2006 three customers, T-Networks, Intel Corporation (“Intel”) and Santur comprised more than 10% of our annual sales, with T-Networks as 11% and the other two at 10%. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

Backlog

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

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2006	6/30/2006	$4,320,000
Q3-2006	3/31/2006	$3,617,000
Q2-2006	12/31/2005	$3,001,000
Q1-2006	9/30/2005	$2,507,000
Q4-2005	6/30/2005	$2,592,000
Q3-2005	3/31/2005	$2,488,000

Geographic Area Financial Information

Our revenues were primarily from the United States, but we did have 16% of our revenues from Europe, North Africa and Asia.

Employees

At June 30, 2006, we had 149 full-time equivalent employees, with 100 in Florida and 49 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2007. Eight of our employees are engaged in management, administrative and clerical functions, nine in new product development, eleven in sales and marketing and 121 are in production and quality functions. Additionally we had 58 persons on temporary or contractor status. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees is represented by labor unions.

Executive Officers

As of August 2006, the following individuals are serving as executive officers:

Kenneth Brizel has served as a Director of LightPath, Chief Executive Officer and President since July 2002. Mr. Brizel has spent more than 20 years in the communications and microelectronics industries. From October 2000 until July 2002 he was Senior Vice President Strategy and Business Development for Oplink Communications. From April 1997 to September 2000, Mr. Brizel was Director of Strategic Marketing for Optoeletronics and Network Communications Integrated Circuits groups within Lucent Microelectronics. Mr. Brizel’s diverse experiences include assignments at RCA/GE, Lucent/Agere, Mostek and Star Semiconductor before joining Oplink. His responsibilities spanned sales, engineering, marketing strategy and business development. Mr. Brizel received his Bachelor of Science and Master of Science degrees in Electrical Engineering from Rensselaer Polytechnic Institute in Troy, New York.

Dorothy Cipolla has been Corporate Vice President, Chief Financial Officer, Secretary and Treasurer since February 2006. Ms. Cipolla has served as a CFO for both public and private companies. Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc., from March 2004 to February 2006. Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelor of Science degree in Accounting from Northeastern University and she is a certified public accountant in Massachusetts.

James Magos has been our Corporate Vice President of Sales and Marketing since July 2006. Prior to that he was our Senior Vice President of Sales since August 2003. From January 1999 to August 2003, Mr. Magos was Vice President and Chief Operating Officer for Cardinal Components Inc., a crystal manufacturer. Prior to joining Cardinal Components, Inc., he served as Vice President of Sales & Marketing for IQ Systems, Inc., Star Semiconductor, Logic Device Corporation, Harris Semiconductors (Intersil), RCA and General Electric. Mr. Magos earned his Bachelor of Science degree in Business Management from Long Island University and extensive management training during his tenure with GE, RCA and Harris.

Edward Patton has been our Vice President of Marketing since January 2003. He joined LightPath’s Geltech sales and marketing group in 1998. Mr. Patton has held a variety of senior positions in the photonics industry with firms that have marketed products including optics, detectors, thin-film filters, and laser diodes into such markets as medical, industrial, defense and communications. Mr. Patton has served as Vice President Sales and Marketing at both EG&G Optoelectronics and Graseby Electro-Optics and served as President and General Manager of Graseby Infrared. Mr. Patton earned his Bachelor of Science degree in Criminal Justice from Northeastern University.

Dr. Zhouling (Joe) Wu has been our Corporate Vice President and President of China Operations since July 2006. Prior to that he was Vice President from Aug 2005. Prior to joining LightPath, Dr. Wu was the General Manager for Oplink Shanghai and was the assistant to the CEO working for Oplink Communications beginning in 2000. From 1997 till 2000, Dr. Wu was an optical scientist at Lawrence Livermore National Labs and holds a Ph.D. in optics from the Shanghai Institute of Optics and Fine Mechanics, an undergraduate degree from Tsinghua University in Beijing and an Executive MBA degree from Olin School of Business, Washington University. Dr. Wu has published 120 technical papers, one patent, and received numerous achievement awards and honors.

Jim Gaynor has been Corporate Vice President Operations since July 2006. Mr. Gaynor is a mechanical engineer with 25 years of business and manufacturing experience in volume component manufacturing in electronics and optics industries. Prior to joining LightPath from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that he was Vice president of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division from March 2000 to April 2002. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelors of Science degree in Mechanical Engineering from the Georgia Institute of Technology and has worked in manufacturing industries since 1976.

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

A. Risks Related To Our Business and Financial Results

We Have Substantial Cash Requirements And May Need External Financing To Fund Our Operations. While we have raised capital recently and continue to take actions to reduce cash used in operations, there can be no assurance that we will generate sufficient cash to fund our future operations and growth strategies. We may need to obtain additional external financing in the future. We do not have any commitments from others to provide additional financing in the future, and there can be no assurance that any such additional financing will be available if needed or, if available; will be on terms favorable to us. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve substantial restrictive covenants or require the pledging of substantially all of our assets.

The Company’s cash used in operations was approximately $2.0 million compared to $1.1 million used in fiscal 2005. Our cash flow projections for the 2007 fiscal year indicate we have sufficient cash available to fund our operations for at least the next 12 months. However, the operating plans and financial projections may not be fully achieved. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, collectibility issues with regard to accounts receivable, increased material costs, increased labor costs, increased health insurance and benefits costs and increases in discretionary spending.

Should we find it necessary to raise more capital, in addition to the capital raised in March 2006, we may find that such funds are either not available or are available only on terms that are unattractive in terms of cost or dilution of existing shareholders’ interests, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs, or to discontinue operations altogether. Should that occur, the realizability of our assets, especially inventory, property and equipment, intellectual property and other intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

We Have A History Of Losses And If We Continue To Incur Losses Our Business May Fail. We have incurred net losses of $ 3.4 million, $3.5 million, and $5.6 million for fiscal 2006, 2005 and 2004, respectively, and we had an accumulated deficit of $189.7 million as of June 30, 2006. We expect to continue to incur significant sales and marketing, administrative and product development expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in our optical markets, we may not be able to sustain or increase profitability thereafter on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Our Failure to Maintain Compliance With Certain Listing Criteria Of NASDAQ Could Adversely Affect the Value of Our Common Stock. Our common stock is currently traded on the NASDAQ Capital Market (“NCM”). Going forward, failure to meet the applicable quantitative and/or qualitative maintenance requirements of NASDAQ could result in our securities being delisted entirely from NASDAQ. Moreover, NASDAQ has sole discretion in changing the initial and continued listing criteria for its markets, and such changes usually tend to tighten or toughen the standards, not to reduce them. Therefore, there can be no assurance that NASDAQ will not change the NCM continued listing criteria in the future such that we might no longer qualify for listing on the NCM. In the unlikely event we are delisted entirely from NASDAQ, our securities may be eligible for trading on the OTC Bulletin Board or on other unlisted markets such as The Pink Sheets, although there can be no assurance that our securities will be eligible for trading on any alternative exchanges or markets. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Among other consequences, delisting from NASDAQ may cause a decline in the stock price and difficulty in obtaining future financing.

Because Of Our Dependence On A Few Key Customers, The Loss of Any Key Customer Could Cause A Significant Decline In Our Revenues. In fiscal 2006, Intel accounted for approximately 10% of our net revenue and our top five customers accounted for approximately 45% of our revenues. In fiscal 2005 and 2004, Intel accounted for 13% and 16% of our net revenue, respectively. Part of our continuing strategy in fiscal 2006 was to gain key customer relationships of more significance and impact to generate higher revenues at lower costs. This strategy has met with some success and therefore we believe that that our operating results will continue to be notably dependent on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

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

Our collimator products have not yet achieved broad commercial acceptance; our isolator production capability and sales, while encouraging at this point, are only six years old; and some of our molded aspheres applications are new. There can be no assurance that any of these will be commercially viable products or produce significant revenues. Further, there is no assurance that any products currently existing or to be developed in the future will attain sufficient market acceptance to generate significant additional revenues that are necessary for our success. We must also satisfy industry-standard Telcordia testing on telecommunication products to meet customer requirements, as well as satisfy prospective customers that we will be able to meet their demand for quantities of products, since we may be the sole supplier and licensor. We do not have lengthy experience as a manufacturer for all our product lines and have limited financial resources. We may be unable to accomplish any one or more of the foregoing to the extent necessary to develop commercially successful market acceptance of our products.

Our Relatively Short Operating History May Hinder Our Ability To Accurately Forecast Revenues And Expenses. Although 20 years old, LightPath has only generated significant revenues (higher than $5 million per year) since fiscal 2000. Through fiscal 1996, our primary activities were basic research and development of glass material properties. Because of this short and highly variable operating experience and the turnover in management in the last four years, we have in the past and may in the future be unable to accurately forecast our revenues from sales of our products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. New product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results, including cash flows, and may result in further volatility of or a decline in our stock price.

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

Our Sales, Gross Margins, And Market Share May Be Reduced Because of Increased Competition. Competition in optical markets in which we compete is intense. Many of our competitors are large public and private companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Such acquisitions could give our competitors further advantages. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spinout new companies in the optical component and module market. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

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

We Anticipate Further Reductions in the Average Selling Prices Of Our Products and Therefore Must Increase Our Sales Volumes; Reduce Our Costs and/or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of some of our products over the last five years, including most of our passive component products. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline, increasing the projected cash needed to fund operations. To address these competitive pressures, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

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

Current And Pending Litigation May Adversely Impact Operating Results. On May 2, 2000, we commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action seeking a declaratory judgment with respect to (i) our right to redeem our Class E common stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E common stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E common stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring us to pay $0.40 per share to each Class E shareholder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, we have distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E common stock commenced an action against the Company in a state court in Texas. Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E common stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit.

On October 10, 2002, the Texas court granted the Company’s motion for summary judgment dismissing all claims against the Company. The plaintiffs sought reconsideration of the ruling, however, the motion for reconsideration was denied and a final judgment in favor of the Company was signed on March 1, 2004. The plaintiffs appealed the summary judgment to the Fourteenth Court of Appeals in Houston, Texas. On October 20, 2005, the court of appeals affirmed the summary judgment and upheld the trial court’s dismissal of all claims against the Company.

The plaintiffs appealed that ruling by filing a petition for review with the Texas Supreme Court on January 31, 2006. On April 7, 2006, the Texas Supreme Court denied the plaintiffs’ petition for review. On May 26, 2006, the Texas Supreme Court denied the plaintiffs’ motion for rehearing of the denial of the petition for review. No further review was sought by the plaintiffs. The summary judgment in favor of the Company as to all claims asserted by the plaintiffs is now final and the case is closed.

We from time to time are involved in various legal actions arising in the normal course of business. Prior to the filing of this Report we were notified of employment practices claims from former employees. We consider the likelihood of these employees being successful as remote. Currently, in conjunction with legal counsel, we are evaluating the effect if any on our financial position or results of operations.

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

Sales, Political, Currency And Other Risks Associated With Our International Sales And Supply Could Negatively Impact Our Business. For fiscal 2006, approximately 16% of our net revenues were from sales to international customers; and, in fiscal 2005, approximately 12% of our net revenues were from sales to international customers. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following:

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

Our Stock Price Has Been, And May Continue To Be, Subject To Large Price Swings, Which We Are Not Able To Control. Broad market fluctuations or fluctuations in our operations may adversely affect the market price of our common stock. The market for our Class A common stock is volatile, the bid-ask spread is often large and the trading volume and activity can be low and sporadic. The trading price of our common stock has been and will continue to be subject to:

•	volatility in the trading markets generally and in our particular market segment;

•	limited trading of our common stock;

•	significant fluctuations in response to quarterly variations in operating results;

•	announcements regarding our business or the business of our customers or competitors;

•	changes in prices of our or our competitors’ products and services;

•	changes in product mix;

•	changes in revenue and revenue growth rates;

•	other events or factors;

•	limited trading of our common stock;

•	significant fluctuations in response to quarterly variations in operating results;

•	announcements regarding our business or the business of our customers or competitors;

•	changes in prices of our or our competitors’ products and services; and/or

•	changes in product mix.

Statements of or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our Common Stock. In addition, the stock market as a whole, as well as our particular market segment, have from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have appeared unrelated to the operating performance of these companies. Although our shares are publicly traded on NASDAQ, the trading market for our shares can be limited. During the fiscal year ended June 30, 2006, NASDAQ-reported trading volume for our shares averaged 5,324 shares per trading day. We cannot forecast or control any material increase in the trading volume for our shares. A lack of an active trading market for our shares could negatively impact stockholders’ ability to sell their shares when they desire and the price, which they could obtain.

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

Our Management And Principal Shareholders Control A Substantial Amount Of Our Stock And May, Therefore, Influence Our Affairs. If our management and a few principal shareholders act in concert, disposition of matters submitted to shareholders or the election of our entire board of directors may be hindered. We estimate that management, including directors, and our principal shareholders (shareholders owning more than 5% of our common stock) beneficially owned approximately 21% of the aggregate common stock outstanding as of June 30, 2006.

Our Charter Documents And Delaware Law May Inhibit A Takeover. In certain circumstances, the fact that corporate devices are in place that will inhibit or discourage takeover attempts could reduce the market value of our common stock. Our Certificate of Incorporation, Bylaws and certain other agreements contain certain provisions that may discourage other persons from attempting to acquire control of us. These provisions include, but are not limited to:

•	staggered-terms of service for our board of directors;

•	the authorization of the board of directors to issue shares of undesignated preferred stock in one or more series without the specific approval of the stockholders;

•	the fact that in 1998 we adopted a stockholder rights plan and declared a dividend distribution of a right to purchase one share of Series D Participating Preferred Stock for each outstanding share of Class A common stock. The description and terms of such rights are set forth in a Rights Agreement dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent. A copy of the Rights Agreement and related documents are filed as an Exhibit to this registration statement;

•	the establishment of advance notice requirements for director nominations and actions to be taken at annual meetings; and

•	the fact that special meetings of the stockholders may be called only by our Chairman, President or upon the request of a majority of our board of directors.

All of these provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law (to which we are subject), could impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Outstanding Warrants, Stock Options And Restricted Stock Agreements May Inhibit Our Ability To Accomplish Future Financings And Adversely Affect Our Stock Price. The existence of our outstanding warrants, options and restricted stock and the potential for sales of significant amounts of previously unregistered shares of our Common Stock in the public market, or the perception that such sales could occur, may adversely affect the terms on which we can obtain additional financing or the prevailing market price of our Common Stock. As of June 30, 2006, there were issued and outstanding:

•	4,468,588 shares of our common stock;

•	warrants issued in private placement and other transactions pursuant to which 385,156 shares of Common Stock are issuable, at a weighted average exercise price of approximately $8.00 per share;

•	outstanding options under our Amended and Restated Omnibus Plan to purchase an aggregate of 187,794 shares of our common stock, with a weighted average exercise price of approximately $17.34 per share; and

•	restricted stock award grants for 178,100 shares of our common stock that have been granted of which 77,050 have vested;

In addition, 224,394 shares of our common stock were reserved as of July 31, 2006, for issuance pursuant to future grants to be made under our Amended and Restated Omnibus Incentive Plan.

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

We May Have Difficulty Obtaining Director And Officer Liability Insurance In Acceptable Amounts For Acceptable Rates. We carry insurance protecting our officers and directors and us against claims relating to the conduct of our business (“D&O insurance”). D&O insurance covers the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims are extremely expensive to defend against and resolve. Therefore we purchase and maintain D&O insurance to cover some of these costs. We pay significant premiums to acquire and maintain D&O insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of these insurance coverages. During fiscal 2006 and 2005 we were able to renew our D&O insurance for a reduction in premium over the prior year. We cannot assure that, in the future, we will be able to obtain what we adjudge to be sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Further, due to our available financial resources at the time the current coverage expires (February 2007), we may be unable to pay for or we may choose not to seek as much coverage as we adjudge to be sufficient. Failure or inability to obtain such insurance, or the election to accept less than we adjudge sufficient or none at all, could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, obtaining such insurance in an inadequate amount or obtaining none at all may impair our future ability to retain and recruit qualified officers and directors.

Business Interruptions Could Adversely Affect Our Business. We manufacture a majority of our products at our manufacturing facility in Orlando, Florida, and our revenues are dependent upon the continued operation of this facility. This facility is subject to a lease that expires in 2008 unless renewed pursuant to terms mutually agreeable to our landlord and us. Our operations are vulnerable to interruption by fire, hurricane, winds and rain, electric power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan, and we do not have a backup facility or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of the facility or if the facility ceases to be available to us for any other reason. If we are required to rebuild or relocate our manufacturing facility, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities may be subject to electrical blackouts as a consequence of a shortage of available electrical power. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facility. Any losses or damages incurred by us as a result of blackouts, rebuilding, relocation or other business interruptions, including the aforementioned, could result in a significant delay or reduction in manufacturing and production capabilities, impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in reduced sales, lost revenue, and/or loss of market share, any of which could substantially harm our business and the results of operations.

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

Future Acquisitions To Add To Our Product, Process Or Management Capabilities May Fail To Produce The Desired Benefits And Will Likely Be Dilutive To Existing Shareholders. We anticipate that in the future, as part of our business strategy, we may find strategic acquisitions of complementary companies, products or technologies to be desirable. In the event of any such future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incurring debt;

•	assume liabilities; or

•	incur expenses related to in-process research and development and intangible assets.

Any future acquisitions also could involve numerous risks, including:

•	problems associated with combining the acquired operations, technologies or products; incur debt;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired entities.

We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

The Loss Of, Or Our Inability To Hire, Key Personnel Would Reduce Our Ability To Manage Our Business Effectively. Our future success depends upon the continued services of our executive and non-executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our management. We also depend upon our ability to attract additional members to our operations teams to support our strategy. The loss of any of these key employees would adversely affect our business. We had 149 full-time equivalent employees, with 100 in Florida and 49 in China as of June 30, 2006. We also had 58 workers on a contractor status. We expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

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

We Anticipate Further Reductions In The Average Selling Prices Of Our Products And Therefore Must Increase Our Sales Volumes, Reduce Our Costs And/Or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of some of our products, including most of our passive component products, which has offset inflationary effects. Over 98% of our revenue increases have been attributed to volume increases. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease further in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand than existed in 2000, which will make it more difficult for us to increase our sales volume. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or improving our product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

C. Risks Related To Manufacturing Our Products

If We Do Not Accurately Project Demand For Our Products, We Will Have Excess Manufacturing Capacity Or Insufficient Manufacturing Capacity Which Can Adversely Affect Our Financial Results. We currently manufacture most of our products in our facility located in Orlando, Florida. Based on uncertainty in global economic conditions and particularly in our telecommunication market based products, we believe lower demand for various products will continue through fiscal 2007. We intend to operate at a “right-sized” production level during fiscal 2007 while retaining flexibility to meet demand if it should increase in the near future. We will accomplish this, in part, by maintaining some of our production workforce as temporary employees or contractors.

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

We May Become Involved In Intellectual Property Disputes And Litigation Which Could Adversely Affect Our Business. We anticipate based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to products similar to ours. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

•	stop selling, incorporating or using our products that use the disputed intellectual property;

•	obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

•	redesign our products that use the disputed intellectual property

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

On February 11, 2004, the University of Florida Research Foundation, Inc. (“UF”) notified us that we were in default under the terms of the Amended and Restated License Agreement (“UF Agreement”) for failure to pay certain back royalties and in April 2004 notified us that they had terminated the UF Agreement. UF claims that we owe $83,000 in unpaid royalties. This amount has not been accrued on our books. While we dispute the amount owed and have previously engaged in discussions with UF about the matter, we do not believe that the termination of the UF Agreement has materially adversely affected our business since the licensed technology had never generated annual sales in excess of 3% of our total revenues from a single customer who had previously notified us that they were ceasing purchase of the product. UF has not made any efforts since mid 2004 to collect the amounts UF claims are owed by the Company.

Item 2. Properties

The Company occupies a 41,000 square foot facility in Orlando, Florida. The Orlando facility includes a 9,000 square foot clean room and 8,000 square feet used for storage. Lease terms on the Florida facility call for monthly rental payments of approximately $70,000 until November 2008, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs. At June 30, 2006, most of the Company’s physical assets, employees and operations were conducted from this facility, except for territorial sales personnel who office from their homes for the Company to serve their geographical territories. The Company believes that this facility is suitable and adequate for its immediate business needs and for up to two additional years.

The Company leased a 17,000 square foot facility located in Jiading, PRC in November 2005. The lease expires November 2010. The manufacturing operations located in the Jiading Industrial Zone near Shanghai. The China facility houses 49 employees.

Item 3. Legal Proceedings

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”) seeking a declaratory judgment with respect to (i) the Company’s right to redeem its Class E common stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E common stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E common stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E shareholder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E common stock commenced an action against the Company in a state court in Texas. Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E common stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit.

On October 10, 2002, the Texas court granted the Company’s motion for summary judgment dismissing all claims against the Company. The plaintiffs sought reconsideration of the ruling, however, the motion for reconsideration was denied and a final judgment in favor of the Company was signed on March 1, 2004. The plaintiffs appealed the summary judgment to the Fourteenth Court of Appeals in Houston, Texas. On October 20, 2005, the court of appeals affirmed the summary judgment and upheld the trial court’s dismissal of all claims against the Company.

The plaintiffs appealed that ruling by filing a petition for review with the Texas Supreme Court on January 31, 2006. On April 7, 2006, the Texas Supreme Court denied the plaintiffs’ petition for review. On May 26, 2006, the Texas Supreme Court denied the plaintiffs’ motion for rehearing of the denial of the petition for review. No further review was sought by the plaintiffs. The summary judgment in favor of the Company as to all claims asserted by the plaintiffs is now final and the case is closed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NASDAQ from the appropriate market. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2006
Quarter ended June 30, 2006	$6.57	$3.61
Quarter ended March 31, 2006	$6.72	$1.81
Quarter ended December 31, 2005	$2.80	$1.78
Quarter ended September 30, 2005	$3.15	$2.35

Fiscal Year Ended June 30, 2005
Quarter ended June 30, 2005	$3.40	$1.52
Quarter ended March 31, 2005	$4.63	$2.80
Quarter ended December 31, 2004	$5.21	$3.75
Quarter ended September 30, 2004	$6.17	$4.54

As of August 31, 2006, we estimate there were approximately 350 holders of record and approximately 8,700 street name holders of the Class A common stock.

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

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	360,894	$10.31	224,394

Equity compensation plans not approved by security holders	5,000	3.20	—

Total	365,894	$10.21	224,394

Item 6. Selected Financial Data

The table below presents portions of our consolidated financial statements and is not complete. The selected financial data set forth below for the fiscal years ended June 30, 2002 through 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements.

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

	Fiscal Year ended June 30,
In 000’s except per share data	2006	2005	2004	2003	2002
Total Revenues	$12,173	$11,754	$8,332	$6,785	$12,507
Cost of Sales	$10,119	$9,396	$6,283	$8,149	$15,184
Operating Loss	$(3,470)	$(3,425)	$(5,973)	$(19,312)	$(51,582)
Net loss	$(3,369)	$(3,480)	$(5,598)	$(21,192)	$(50,745)
Basic & Diluted Net Loss per share	$(0.86)	$(1.05)	$(1.98)	$(8.20)	$(20.50)
Number of shares used in per share calculations	3,929	3,317	2,831	2,585	2,476
In 000’s

Total Assets	$9,174	$7,609	$9,681	$12,498	$36,977
Working Capital	$4,972	$4,258	$4,593	$4,935	$14,139
Stockholders’ Equity	$6,430	$5,930	$7,989	$11,181	$32,442

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

Liquidity and Capital Resources

History: From February 1996 (when our IPO occurred) to fiscal 2001, inclusive, we raised a net total of approximately $86 million from the issuance of common and preferred stocks, the sale of convertible debt and the exercise of options and warrants on our capital stock. We did not have any equity or debt financing transactions in fiscal 2003; however in fiscal 2006, 2005 and 2004 we raised approximately $3.6 million, $1.0 million and $1.9 million, respectively, from the issuance of common stock.

Our optical product markets experienced a severe downturn beginning fiscal 2001, which continued into fiscal 2003 and resulted in a significant decline in the demand for our products over that period. Beginning in 2004 and continuing in fiscal 2006, we believe that some improvement occurred in demand for our products in several of our markets. Nevertheless, we did not reach a status of positive cash flow or profitability during fiscal 2006. We have developed our operating plan for fiscal 2007 and believe we have adequate financial resources for achievement of that plan and to sustain operations in the coming year.. Nevertheless, we will be managing against that plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated.

Cash flows: Cash used by operations during fiscal 2006 was approximately $2.0 million, an increase of approximately $0.9 million from fiscal 2005. Throughout fiscal 2006, on a comparative basis to fiscal 2005, we reduced our cash expenditures through reductions in insurance, professional services, and telecommunication costs. Cash use was also unfavorably affected in fiscal 2006 by a decrease in gross margin resulting in operating losses.

While progress has been made to reduce operating cash outflow in fiscal 2005 and 2004, significant risk and uncertainty remains. Our cash provided by operations was less than $100,000 for the fourth quarter of fiscal 2006. The fiscal 2007 operating plan and related financial projections which we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

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

During fiscal 2006, we expended approximately $569,000 for capital equipment in comparison to $134,000 during fiscal 2005. The majority of the capital expenditures during fiscal 2006 were related to equipment used to enhance or expand our production capacity. Our operating plan for fiscal 2007 estimates expenditures at similar levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances. Our plans include the purchase of an anti-reflective coating machine in fiscal 2007. This machine should allow us to improve margins and control quality.

Key Performance Indicators

How we operate

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business with characteristics of the semiconductor industry. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff;

•	The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to work seriously to reduce costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality; and

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

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

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

•	sales backlog;

•	inventory levels; and

•	accounts receivable levels and quality.

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

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2006	6/30/2006	$4,320,000
Q3-2006	3/31/2006	$3,617,000
Q2-2006	12/31/2005	$3,001,000
Q1-2006	9/30/2005	$2,507,000
Q4-2005	6/30/2005	$2,592,000
Q3-2005	3/31/2005	$2,488,000

We believe the upward trend in the Disclosure Backlog was principally caused by a build up in telecommunications orders in the third and fourth quarter of fiscal year 2006. We believe the trend will continue as sales to customers in our other markets continue to grow.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2006	6/30/2006	58
Q3-2006	3/31/2006	51
Q2-2006	12/31/2005	80
Q1-2006	9/30/2005	87
Fiscal 2006 average		62
Q4-2005	6/30/2005	82
Q3-2005	3/31/2005	69
Q2-2005	12/31/2004	55
Q1-2005	9/30/2004	65
Fiscal 2005 average		68

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

Fiscal Quarter	Ended	DSO (days)
Q4-2006	6/30/2006	53
Q3-2006	3/31/2006	66
Q2-2006	12/31/2005	52
Q1-2006	9/30/2005	62
Fiscal 2006 average		58
Q4-2005	6/30/2005	55
Q3-2005	3/31/2005	53
Q2-2005	12/31/2004	52
Q1-2005	9/30/2004	58
Fiscal 2005 average		55

The table below presents certain of our significant contractual obligations as of June 30, 2006. The operating leases relate to real estate and are commitments that are expensed as paid per the terms of the related contracts.

Contractual Obligations – Payments Due By Period

(dollars in 000’s)

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years	Comments
Operating lease	$1,884	$716	$1,082	$86	$—	Real estate lease with monthly payments
Capital lease	67	21	41	5	—	Equipment lease with monthly payments
Line of Credit	270	270	—	—	—	Equipment financing line of credit
Open purchase obligations	1,259	1,259	—	—	—	Current purchase orders outstanding

	$3,480	$2,266	$1,123	$91	$—

Year ended June 30, 2006 compared to the year ended June 30, 2005

Consolidated Operations

Our consolidated revenues totaled $12.2 million for fiscal 2006, an increase of approximately $400,000 or 4% compared to revenues for fiscal 2005 of $11.8 million. The increase was attributable to increases in aspheric lenses offset by decreases in isolator and collimator products. The aspheric lens increases were from across several of the industries that we serve with that product line. Our operating plan for fiscal 2007 projects continued revenue gains in aspheric lenses, isolator and collimators.

Fiscal 2006 consolidated cost of sales of $10.1 million was approximately 83% of net revenues of $12.2 million, which is an increase over fiscal 2005 when our cost of sales was approximately 80% of net revenues. This increase was caused by several factors. Among them, overtime costs to increase production volumes for molded optics, startup costs associated with the Shanghai facility and lower plant utilization due to product mix changes. Going forward into fiscal 2007, the emphasis will be continued unit cost reductions driven by efficient purchasing and higher yields from statistical process control applications. Our operating plan projects higher gross margin levels in fiscal 2007 than we achieved in fiscal 2006.

Selling, general and administrative expenses increased by approximately $206,000 to $4.4 million in fiscal 2006 from $4.2 million in fiscal 2005. The increase was primarily due to additional wages and compensation related expenses offset by reductions in depreciation expense, insurance expense and legal fees. Our operating plan for fiscal 2007 projects business levels that will require selling, general and administrative expenses to increase, primarily caused by selective hiring of additional employees and expected cost increases in certain items such as payroll and benefit related costs and commissions due to increased sales volume.

New product development costs in fiscal 2006 were consistent with fiscal 2005 at approximately $1.0 million in fiscal 2006. This modest increase of $53,000 was primarily due to increased outside services and small tooling costs. Our operating plan for fiscal 2007 projects some increases in new product development spending in order to support increased quote and customer design activity as well as continued investment in new product projects.

In fiscal 2006 our amortization of intangibles decreased by approximately $520,000 to approximately $60,000 from approximately $580,000 in fiscal 2005. The most significant component of our identified intangibles subject to amortization relates to the developed technology (molded aspheric lenses) from our acquisition of Geltech in fiscal 2001. That asset was determined to have a four-year life at the time of the acquisition, which was accounted for by the purchase method. That amortization ended after the first quarter of fiscal 2005.

Other income and expenses increased by approximately $157,000 to $102,000 of income from approximately $55,000 of expense in fiscal 2005.

Net loss for fiscal 2006 was approximately $3.4 million compared with $3.5 million in fiscal 2005, an improvement of approximately $100,000. This $100,000 improvement in the current year was comprised principally of:

•	Gross margin decrease of $340,000;

•	G&A wage increases of $400,000; and

•	Depreciation and amortization reduction of $900,000.

Year ended June 30, 2005 compared to the year ended June 30, 2004

Consolidated Operations

Our consolidated revenues totaled $11.8 million for fiscal 2005, an increase of approximately $3.4 million or 41% compared to revenues for fiscal 2004 of $8.3 million. The increase was attributable to increases in all of our product categories with aspheric lenses and isolator products accounting for over 60% of the increase. While both represented increased total demand, the aspheric lens increases were from across several of the industries that we serve with that product line while the isolator increases were from a few customers, mostly in communications markets, specifically data communications. Our results for fiscal 2006 continued revenue gains in aspheric lenses but showed a decline in collimator and gradium sales caused by decreased demand and price competition.

Fiscal 2005 consolidated cost of sales of $9.4 million was approximately 80% of net revenues of $11.8 million, which is an increase over fiscal 2004 when our cost of sales was approximately 75% of net revenues. This increase was caused by several factors. Among them, a one-time charge in rework and scrap in aspheric lenses, early stage production costs related to the introduction of new products and competitive pricing pressure in our isolator line. In fiscal 2006, the emphasis was on unit cost reductions driven by efficient purchasing and higher yields from statistical process control applications.

Selling, general and administrative expenses decreased by approximately $1.0 million to $4.2 million in fiscal 2005 from $5.2 million in fiscal 2004. The decrease was primarily due to a $238,000 reduction in compensation related expenses and $223,000 reduction in depreciation expense. Other improvements were realized from cost savings such as a $122,000 decrease in insurance related expense, $100,000 decrease in rent, repairs and maintenance, and telephone expenses, $64,000 decrease in franchise and sales tax, and a $39,000 reduction in legal expenses in 2005 compared to 2004. In fiscal 2006 business levels required selling, general and administrative expenses to increase, primarily caused by selective hiring of additional employees and expected cost increases in certain items such as payroll and benefit related costs and commissions due to increased sales volume.

New product development costs were consistent with fiscal 2004 at approximately $1.0 million in fiscal 2005. This modest decrease of $37,000 was primarily due to reduced outside services and small tooling costs, partially offset by an increase in compensation related expenses. In fiscal 2006 some increases in new product development spending occurred in order to support increased quote and customer design activity as well as continued investment in new product projects.

In fiscal 2005 our amortization of intangibles decreased by approximately $1.3 million to approximately $600,000 from approximately $1.9 million in fiscal 2004. The most significant component of our identified intangibles subject to amortization relates to the developed technology (molded aspheric lenses) from our acquisition of Geltech in fiscal 2001. That asset was determined to have a four-year life at the time of the acquisition, which was accounted for by the purchase method. That amortization ended after the first quarter of fiscal 2005.

Other income and expenses decreased by approximately $400,000 to less than $100,000 of expenses from approximately $400,000 of income in fiscal 2004. The most significant reason for the reduction is the one time legal settlement that occurred in fiscal 2004.

Net loss for fiscal 2005 was approximately $3.5 million compared with $5.6 million in fiscal 2004, an improvement of approximately $2.1 million. This $2.1 million improvement in the current year was comprised principally of:

•	Gross margin improvement of $200,000;

•	Insurance expense reduction of $100,000; and

•	Depreciation and amortization reduction of $1.4 million.

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

In response to the SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which the Company’s financial statements depend. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; and (iv) intangible assets. These critical accounting policies and our other significant accounting policies are further disclosed in Note 2 to our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06–3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06–3”). EITF 06–3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF 06–3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06–3 on its consolidated financial statement disclosures.

In June 2006, the FASB ratified EITF No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company is currently evaluating the impact, if any, that the adoption of EITF 06-2 will have on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We invest a portion of our cash reserves in a money market fund, which invests at least 80% of its net assets in securities issued by the U.S. Treasury and in related repurchase agreements. The money market fund is not protected under the FDIC; however, we have not experienced any losses in these funds. We do not believe that changes in market interest rates of up to 10% either up or down will have any material effect on our results of operations.

Item 8. Financial Statements and Supplementary Data

See index at page F-1 for the Financial Statements for each of the years in the three-year period ended June 30, 2006.

Supplementary Quarterly Financial Data (unaudited)

The following table summarizes unaudited, quarterly financial data for fiscal 2006 and fiscal 2005:

(In 000’s except per share data)

Fiscal 2006 – Quarters Ended

	September 30	December 31	March 31	June 30	Full Year
Sales	$2,702	$2,954	$3,107	$3,410	$12,173
Gross profit (loss)	$551	$774	$309	$419	$2,053
Net loss	$(808)	$(618)	$(1,118)	$(825)	$(3,369)
Basic and diluted net loss per share	$(0.22)	$(0.17)	$(0.29)	$(0.18)	$(0.86)
Number of shares used in per share calculation	3,696	3,696	3,827	4,464	3,929

(In 000’s except per share data)

Fiscal 2005 – Quarters Ended

	September 30	December 31	March 31	June 30	Full Year
Sales	$2,950	$3,314	$3,065	$2,425	$11,754
Gross profit (loss)	$578	$549	$797	$434	$2,358
Net loss	$(1,582)	$(893)	$(309)	$(696)	$(3,480)
Basic and diluted net loss per share	$(0.49)	$(0.27)	$(0.09)	$(0.20)	$(1.05)
Number of shares used in per share calculation	3,259	3,292	3,312	3,404	3,317

The following table summarizes unaudited, product line revenue data for fiscal 2006 and 2005:

Revenue Data (in thousands)	Fiscal 2006	Fiscal 2005
Aspheric lenses	8,876	8,039
Isolators	2,695	2,747
Colliamtors	602	968

	12,173	11,754

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures required to be reported under this Item.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10–K. Based upon that evaluation the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, because of material weaknesses in its internal control over financial reporting as of June 30, 2006, as described below.

b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Payroll Processing

The Company identified the following significant deficiency relating to internal controls over payroll processing:

•	The Company’s internal control policies and procedures over payroll were not sufficiently designed in that incompatible duties were not sufficiently segregated. Additionally, time sheets were not reviewed and approved by an appropriate supervisor. This could allow one individual to record unauthorized payroll transactions without being detected for an extended period. Management review of payroll expenses is considered a compensating control, but does not reduce the likelihood of an error to less than remote.

Fixed Assets

The Company identified the following significant deficiency relating to internal controls over fixed assets:

•	The Company’s internal controls over fixed asset additions were not operating effectively and failed to detect duplicate items entered in the detail records. In addition, some fixed asset records were not sufficiently detailed to allow specific identification of the item. This resulted in an adjustment to the financial statements. Management review of financial reports is considered a compensating control, but does not reduce the likelihood of an error to less than remote.

Revenue Recognition

The Company identified the following material weaknesses relating to internal controls over revenue recognition:

•	The Company’s internal controls over revenue recognition were not operating effectively in that shipping documents were not verified prior to recording customer invoices. As a result, revenue cut-off procedures were not effective in that some customer orders were not reviewed for proper cutoff. This resulted in a material adjustment to the financial statements.

Inventory

The Company identified the following material weaknesses relating to internal controls over inventory:

•	The Company’s policies and procedures regarding inventory standard costs and overhead were not designed effectively in that updates were not completed throughout the year to reflect changes in actual prices and overhead costs. This resulted in a material adjustment to inventory at year-end.

•	The Company’s procedures over identification of obsolete inventory items were not operating effectively during the year. Additional management analysis at year end resulted in a material increase to the allowance for obsolete inventory.

Accrued Liabilities

The Company identified the following material weaknesses relating to internal controls over accrued liabilities:

•	The Company’s procedures used to identify certain liabilities were not operating effectively during the year. Audit procedures identified unrecorded liabilities at year-end including accounts payable, temporary labor, employee benefits and commissions payable. The aggregate of these items resulted in a material adjustment to the financial statements.

Financial Reporting

The Company identified the following material weaknesses relating to internal controls over financial reporting:

•	The Company’s policies and procedures relating to the financial reporting process did not ensure that financial statements were prepared and reviewed in a timely manner. Specifically, the company had insufficient (i) review and supervision within the accounting department, and (ii) preparation and review procedures for footnote disclosures related to stock based compensation accompanying the Company’s financial statements. These deficiencies resulted in insufficient disclosures during the preparation of the Company’s interim and annual consolidated financial statements.

c) Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

d) Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management has concluded that the Company lacked a sufficient segregation of duties in processing payroll transactions. Management believes the following steps will remedy this significant deficiency:

•	The Company utilizes an outside service to process payroll. The CFO will review and approve the bi-weekly reports with particular attention paid to the maintenance report of all changes submitted.

•	The Company plans to periodically have a non-HR person deliver the paychecks or pay stubs.

Management has also concluded that the Company lacked sufficiently detailed records to provide accurate fixed assets records. Management believes the following steps will remedy this significant deficiency:

•	The Company utilizes PC based package to manage the fixed assets. The CFO will review and approve all additions to the system.

•	The Company plans to keep additional detailed records of all fixed asset additions, which will include copies of all pertinent invoices.

•	The Company plans to reconcile the PC based system to the general ledger monthly instead of quarterly.

Management has also concluded that the Company lacked sufficient controls over ensuring proper revenue recognition. Management will put proper cutoff controls in place by ensuring controls surrounding shipping and tracking numbers for shipments are being followed. The Company is also reviewing various operational and financial responsibilities in an effort to make this process more effective and create more preventive controls through out the process.

Management has also concluded that the Company lacked sufficient controls over ensuring proper inventory valuation. The Company is in the process of reviewing the entire inventory process to determine the cause of the areas of continuing control breakdowns and develop viable long-term solutions. The Company is also reviewing various operational and financial responsibilities in an effort to make this process more efficient and create more preventive controls through out the process. Additionally, the Company will performed a review of all significant part numbers to ensure accurate bill of materials and proper costing of inventory items. The Company will conduct testing for obsolete inventory on a quarterly basis.

Management has also concluded that the Company lacked sufficient controls over accrued liabilities. The Company is in the process of reviewing the entire purchasing process to determine the cause of the areas of continuing control breakdowns and will develop new controls to ensure proper cutoff and recording of accrued liabilities particularly those surrounding vendor invoices, temporary labor, employee benefits and commissions payable.

Management has also concluded that the Company lacked sufficient controls over financial reporting. The Company is in the process of reviewing the entire monthly close process to ensure that financial statements are prepared and reviewed in a timely manner. Training on financial reporting and changes in SEC disclosures will be provided to the accounting staff.

The aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a sufficient period of time, and we are confident they are operating effectively. Management anticipates that the Company will report in our Quarterly Report on Form 10–Q for the first quarter of 2007 that material weaknesses in our internal control over financial reporting continue to exist and that the disclosure controls and procedures are not effective as of September 30, 2006. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses discussed above.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2006 and 2005

Consolidated Statements of Operations—For the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—For the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment dated November 11, 1999 with Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

Exhibit Number	Description	Notes
10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among Registrant, and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among Registrant, and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued Registrant, to certain selling stockholders	13

21	Subsidiaries of Registrant	*

23	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
*	Filed herewith.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Certified Public Accountants

Orlando, Florida

September 15, 2006

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30 2006	June 30 2005
Assets
Current assets:
Cash and cash equivalents	$3,763,013	$2,462,540
Trade accounts receivable, net of allowance of $85,800 and $26,500 respectively	1,891,024	1,456,612
Inventories	1,876,793	1,741,494
Prepaid expenses and other assets	145,349	222,430

Total current assets	7,676,179	5,883,076
Property and equipment - net	1,172,651	1,335,612
Intangible assets - net	265,473	325,008
Other assets	59,731	65,214

Total assets	$9,174,034	$7,608,910

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,668,683	$865,960
Accrued liabilities	236,501	387,618
Accrued payroll and benefits	514,424	358,606
Notes Payable	270,710	—
Capital lease obligations, current portion	14,255	12,479

Total current liabilities	2,704,573	1,624,663

Capital lease obligation, excluding current portion	39,937	54,193
Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 4,468,588 and 3,695,644 shares issued and outstanding at June 30, 2006 and 2005, respectively	44,686	36,956
Additional paid-in capital	196,064,721	192,426,330
Accumulated deficit	(189,679,883)	(186,311,002)
Unearned compensation	—	(222,230)

Total stockholders’ equity	6,429,524	5,930,054

Total liabilities and stockholders’ equity	$9,174,034	$7,608,910

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations

For the Years Ending June 30,

	2006	2005	2004
Product sales, net	$12,172,587	$11,753,968	$8,331,671
Cost of sales	10,119,458	9,395,935	6,283,349

Gross margin	2,053,129	2,358,033	2,048,322

Operating expenses:
Selling, general and administrative	4,434,704	4,228,342	5,170,996
New product development	1,038,390	985,357	1,022,299
Amortization of intangibles	59,535	580,889	1,947,562
Gain on sale of equipment	(9,134)	(11,334)	(121,303)
Reorganization and relocation expense	—	—	1,766

Total costs and expenses	5,523,495	5,783,254	8,021,320

Operating loss	(3,470,366)	(3,425,221)	(5,972,998)
Other income (expense)
Gain on settlement of litigation	—	—	606,230
Interest and other expenses	—	(99,489)	(271,676)
Investment and other income (expense), net	101,485	44,905	40,037

Net loss	$(3,368,881)	$(3,479,805)	$(5,598,407)

Loss per share (basic and diluted)	$(0.86)	$(1.05)	$(1.98)

Number of shares used in per share calculation	3,929,132	3,316,560	2,831,128

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2006, 2005 and 2004

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Stockholders’ Deficit

	Shares	Amount
Balances at June 30, 2003	2,584,591	$25,846	$188,921,742	$(177,232,790)	$(534,017)	$11,180,781
Issuance of common stock	550,000	5,500	1,864,358			1,869,858
Exercise of stock options	973	10	3,094			3,104
Issuance of warrants	—	—	315,364			315,364
Vesting of restriced stock awards, net of issuance and forfeitures	86,985	870	(118,011)		117,141	—
Stock based compensation	—	—	—		218,019	218,019
Net Loss	—	—	—	(5,598,407)	—	(5,598,407)

Balances at June 30, 2004	3,222,549	$32,226	$190,986,547	$(182,831,197)	$(198,857)	$7,988,719
Issuance of common stock	350,000	3,500	981,937	—	—	985,437
Exercise of stock options	781	8	1,016	—	—	1,024
Issuance of restriced stock awards, net of vesting and forfeitures	122,314	1,222	456,830		(458,052)	—
Stock based compensation	—	—	—		434,679	434,679
Net Loss	—	—	—	(3,479,805)	—	(3,479,805)

Balances at June 30, 2005	3,695,644	$36,956	$192,426,330	$(186,311,002)	$(222,230)	$5,930,054
Adoption of FAS 123R	—	—	(222,230)		222,230	—
Private placement of common stock	730,000	7,300	3,573,756	—	—	3,581,056
Exercise of stock options	8,749	88	7,399	—	—	7,487
Cashless exercise of warrants	34,195	342	(342)			—
Stock based compensation	—	—	279,808		—	279,808
Net Loss	—	—	—	(3,368,881)	—	(3,368,881)

Balances at June 30, 2006	4,468,588	$44,686	$196,064,721	$(189,679,883)	$—	$6,429,524

See accompanying notes to consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2006	2005	2004
Cash flows due to operating activities
Net loss	$(3,368,881)	$(3,479,805)	$(5,598,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791,147	1,669,724	3,043,201
Gain on sale of equipment	(9,134)	(11,334)	(121,303)
Stock based compensation	279,808	434,679	218,019
Provision for (recovery from) doubtful accounts receivable	90,200	(138,887)	101,583
Write off abandoned patents	—	—	105,179
Changes in operating assets and liabilities:
Trade Receivables	(524,612)	479,388	(631,231)
Inventories	(135,299)	(361,693)	(382,465)
Prepaid expenses and other assets	82,564	279,658	402,266
Accounts Payable and accrued expenses including payroll	807,424	68,921	421,349
Accrued severence and exit costs	—	(41,276)	(46,261)

Net cash used in operating activities	(1,986,783)	(1,100,625)	(2,488,070)

Cash flows due to investing activities
Property and equipment additions	(569,432)	(133,625)	(358,333)
Proceeds from sale of assets	9,915	112,627	136,820

Net cash used in investing activities	(559,517)	(20,998)	(221,513)

Cash flows due to financing activities
Proceeds from sale of common stock/exercise of stock options	7,487	986,462	1,872,962
Proceeds from private placement of common stock, net of expenses	3,581,056	—	—
Borrowings on line of credit	270,710	—	—
Proceeds(Payments) on capital lease obligation	(12,480)	66,672	—

Net cash provided by financing activities	3,846,773	1,053,134	1,872,962

Increase (Decrease) in cash and cash equivalents	1,300,473	(68,489)	(836,621)

Cash and cash equivalents, beginning of period	2,462,540	2,531,029	3,367,650

Cash and cash equivalents, end of period	$3,763,013	$2,462,540	$2,531,029

Supplimental disclosure of cash flow information:
Interest paid	$22,292	$7,163	$—
Non-cash financing activity:
Issuance of warrant in connection with line of credit	$—	$—	$315,364

The accompanying notes are an integral part of these consolidated statements.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and in fiscal years 1997, 1998, 2000, 2004, 2005 and 2006 the Company completed seven private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.

Liquidity Matters

The Company’s optical product markets experienced a severe downturn beginning in 2001, which continued into 2003 and resulted in a significant decline in the demand for the Company’s products over that period. Beginning in 2004 and continuing through 2006, management believes that some improvement occurred in demand for the Company’s products in several of its markets. Nevertheless, the Company did not reach a status of positive cash flow or profitability during this fiscal year. Management has developed our operating plan for fiscal 2007 and believes the Company has adequate financial resources for achievement of that plan and to sustain operation in the coming year.. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company has no firm commitments for any material future financing at this time and has a cash balance of approximately $3.8 million at June 30, 2006. The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable. Our plans include the purchase of an anti-reflective coating machine in fiscal 2007. This machine should allow us to improve margins and control quality.

Cash flows: Cash used by operations during fiscal 2006 was approximately $2.0 million, an increase of approximately $0.9 million from fiscal 2005. Throughout fiscal 2006, on a comparative basis to 2005, the Company reduced its cash expenditures through the reductions in insurance, professional services, and telecommunication costs. Cash use was also unfavorably affected in fiscal 2006 by a decrease in gross margin and startup costs for the Shanghai facility.

While progress has been made to reduce operating cash outflow in fiscal 2005 and 2004, significant risk and uncertainty remains. The Company’s cash provided by operations was less than $100,000 for the fourth quarter of fiscal 2006. The fiscal 2007 operating plan and related financial projections we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

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

During fiscal 2006, capital expenditures were $569,000 in comparison to $134,000 during fiscal 2005. The majority of the capital expenditures during fiscal 2006 were related to equipment used to enhance or expand production capacity. The Company’s operating plan for fiscal 2007 estimates expenditures at similar levels to enhance or expand capacity, however, spending may be more or less depending on opportunities and circumstances. Our plans include the purchase of an anti-reflective coating machine in fiscal 2007. This machine should allow us to improve margins and control quality.

2. Summary of Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to current presentation.

Cash and cash equivalents consist of cash in the bank and temporary investments with original maturities of ninety days or less when purchased.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and components are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Cash flows from the sale of inventory are classified as operating activities in the statement of cash flows.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Platinum molds, used in GRADIUM productions, are recorded at their estimated salvage value.

Long-lived assets are accounted for in accordance with Statement on Financial Accounting Standards (SFAS) No.144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changed the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

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

The Company has adopted provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Revenue is generally recognized from product sales when products are shipped to the customer provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized on a percentage of completion basis. Provisions for estimated losses are made in the period in which such losses are determined.

Sales to Intel Corporation were approximately $1.2 million and $1.6 million, which represents 10% and 13% of net revenues for the years ended June 30, 2006 and 2005, respectively. Sales to T-Networks were approximately $1.4 million and $700,000, which represents 11% and 6% of net revenues for the years ended June 30, 2006 and 2005, respectively. Sales to Santur were approximately $1.2 million and $500,000, which represent 10% and 5% of net revenues for the years ended June 30, 2006 and 2005, respectively.

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

Effective July 1, 2005, the Company adopted SFAS 123R, which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. SFAS 123R allows the use of either the modified prospective method or the retrospective recognition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. See Note 10 — Compensatory Equity Incentive Plan and Other Equity Incentives.

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

Leases are reported in accordance with SFAS 13, Accounting for Leases. The effect of rent increases, rent holidays and related items are amortized to obtain consistent expense over the term of the lease.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Recent Accounting Pronouncements, which have or will have an effect on the consolidated financial statements, are as follows:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06–3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06–3”). EITF 06–3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF 06–3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06–3 on its consolidated financial statement disclosures.

In June 2006, the FASB ratified EITF No. 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company is currently evaluating the impact, if any, that the adoption of EITF 06-2 will have on its financial statements.

3. Inventories

The components of inventories include the following at June 30:

	2006	2005
Raw material	$805,419	$671,108
Work in Process	908,700	837,442
Finished Goods	162,674	232,944

	$1,876,793	$1,741,494

4. Property and Equipment – net

Property and equipment consist of the following at June 30:

	Estimated Life(Years)	2006	2005
Manufacturing equipment	5	$5,728,094	$5,276,436
Computer equipment and software	5	591,159	525,335
Furniture and fixtures	5	180,035	168,923
Platinum molds	5	44,100	44,100
Leasehold improvements	7	714,833	699,620

Total Property and Equipment		7,258,221	6,714,414

Less accumulated depreciation and amortization		6,085,570	5,378,802

Total property and equipment, net		$1,172,651	$1,335,612

Assets under capital lease totaled $88,850 as of June 30, 2006 and had related accumulated depreciation of $26,655.

5. Intangible Assets – net

Intangible assets consist of the following at June 30:

	Life In years	2006	2005
Patents and trademarks granted	2-5	$2,860,000	$2,860,000
Other intangibles	10 – 17	621,301	621,302

		3,481,301	3,481,302
Accumulated amortization:
Patents and trademarks granted		2,860,000	2,833,333
Other intangibles		355,828	322,961

Less accumulated amortization		3,215,828	3,156,294

Net Intangible Asset Value		265,473	325,008

Total intangible assets – net		$265,473	$325,008

Amortization expense related to intangible assets totaled approximately $60,000 and $581,000 during the fiscal years ended June 30, 2006 and 2005, respectively.

The amount of the June 30, 2006, net intangible asset value to be amortized over each of the next five years follows.

2007	2008	2009	2010	2011
$32,868	$32,868	$32,868	$32,868	$32,868

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

7. Capital leases and note payable

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006, with a four-year secured loan agreement that provides for borrowings of up to $500,000. At June 30, 2006 we had drawn approximately $271,000 on the line of credit. A total of $12,480 and $8,328 principal has been paid as of June 30, 2006 and 2005, respectively. The equipment purchased under the lease agreement had secured these obligations. There were no capital lease obligations at June 30, 2004.

8. Stockholders’ Equity

Common stock—The Company’s common stock consists of the following:

Authorized 34,500,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

On June 1, 2005, the Company completed a private placement of an aggregate of 350,000 shares of the Company’s Class A common stock, $0.01 par value (the “common stock”), and warrants to purchase 140,000 shares of common stock (the “Warrants”), to two investors for aggregate gross cash proceeds to the Company of $1,050,200. Professional fees of $64,763 were paid netting the proceeds to the Company of $985,437. No underwriting discounts or commissions were paid. The sales of securities were made pursuant to the terms of a Unit Subscription Agreement dated June 1, 2005, among the Company and the investors. The price per share of common stock in the private placement was $3.00, and the closing sale price of the common stock on the Nasdaq NCM on

June 1, 2005, was $2.56. The Warrants were sold in the private placement for an aggregate price of $200.00, and they have a five-year term and are exercisable by the investors, after March 1, 2006, at a warrant exercise price of $4.30 per share. The Company could receive an additional $602,000 if all of the Warrants are ultimately exercised. The Company utilized the proceeds of the private placement for working capital and general corporate purposes.

In March 2006 the Company raised gross proceeds of approximately $3.8 million by way of the sale of newly issued common stock to certain institutional and private investors. Professional fees of $251,445 were paid netting the proceeds to the Company of $3,581,056. This round of financing was lead by Iroquois Master Fund Ltd. who purchased 30,000 shares of the 730,000 shares of common stock sold at $5.25 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors also received warrants with an exercise period of five years beginning on September 20, 2006 for the future purchase of 219,000 shares of the Company’s common stock at $7.41 per share. If all of the warrants are ultimately exercised an additional $1.5 million will be raised. Dawson James Securities acted as exclusive placement agent and financial advisor.

A Registration Statement on Form S-3 was filed with the Securities and Exchange Commission on May 3, 2006 to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants.

Preferred Stock—The Company’s preferred stock consists of the following: Authorized 5,000,000 shares of Series D preferred stock, $.01 par value. Certain stockholders have the right to purchase Series D preferred stock, if an unrelated party acquires more than 20% of the Company’s stock. These rights expire in 2008. There were no shares issued as of June 30, 2006.

Warrants

Class C and Class E warrants were issued in connection with the private placements of Series A and Series B Convertible Preferred Stock. Of the total Class C and Class E warrants which were granted to the preferred stockholders, the 1,412 which remained outstanding at June 30, 2004, which entitled the holder to purchase one share of Class A common stock each at a weighted average exercise price of $39.83 expired November 29, 2004.

Other warrants include:

•	warrants to purchase up to 35,156 shares of Class A common stock at $48.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors

•	warrants to purchase up to 110,000 shares of Class A common stock at $4.30 per share at any time through February 23, 2009 in connection with a private placement financing in fiscal 2004

•	a warrant to purchase up to 100,000 shares of Class A common stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 in connection with his providing a line of credit to the Company

•	warrants to purchase up to 140,000 shares of Class A common stock at $4.30 per share at any time through June 1, 2010 in connection with a private placement financing in fiscal 2005

•	warrants to purchase up to 219,000 shares of Class A common stock at $7.41 per share at any time through September 20, 2011 in connection with a private placement financing in fiscal 2006

The following table provides information on warrants during fiscal 2006, 2005, and 2004.

	Warrants
Outstanding	Class C and E	Other
June 30, 2004	1,412	245,156

Expiration of unexercised warrants	(1,412)	—
Issuance of warrants in connection with private placement financing	—	140,000

June 30, 2005	—	385,156

Cashless exercise of warrants	—	(104,360)
Issuance of warrants in connection with private placement financing	—	219,000

June 30, 2006	—	499,796

9. Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid, during the years ended June 30, 2006, 2005, and 2004. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2006	2005
Deferred tax assets:
Net operating loss and credit carryforwards	$35,991,000	$34,660,000
Stock-based compensation	6,712,000	6,606,000
Capital Loss and R&D credits	1,139,000	941,000
Research and development expenses	2,364,000	2,341,000
Inventory	69,000	394,000
Accrued expenses and other	2,257,000	2,224,000

Gross deferred tax assets	48,532,000	47,166,000
Valuation allowance for deferred tax assets	(48,249,000)	(46,857,000)

Total deferred tax assets	283,000	309,000
Deferred tax liabilities:
Intangible assets	(188,000)	(223,000)
Depreciation and other	(95,000)	(86,000)

Total deferred tax liabilities	(283,000)	(309,000)

Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance and inventory reserves.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $95 million prior to the expiration of net operating loss carry-forwards in 2007 through 2025. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets.

At June 30, 2006, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $95 million, which will expire from 2007 through 2025, if not utilized. The Company also has research and development credit carry forwards of approximately $1,139,000, which will expire beginning in 2023, if not previously utilized. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

10. Compensatory Equity Incentive Plan and Other Equity Incentives

Overview—Effective July 1, 2005 (fiscal 2006), the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Share-based Payment Arrangements—At July 1, 2005, the Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) includes several available forms of stock compensation of which only non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2006, there were options remaining for 5,000 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

Equity Compensation Arrangement	Options Authorized	Options Outstanding at June 30, 2006	Available for Issuance at June 30, 2006
Amended and Restated Omnibus Incentive Plan	915,625	360,894	224,394
Non Qualified Plan	5,000	5,000	—
ESPP	196,000		196,000

	1,116,625	365,894	420,394

	Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	2.12	2.41	2.22

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the years ended June 30, 2006, 2005 and 2004, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Year ended
	June 30, 2006	June 30, 2005	June 30, 2004
Range of expected volatilities	267% - 298%	102% - 112%	112%
Weighted average expected volatility	273%	112%	112%
Range of dividend yields	0%	0%	0%
Range of risk-free interest rate	4.37% - 5.01%	4.16% - 4.25%	5%
Range of expected term, in years	6 - 6.5	3	3

Most options granted under the Company’s Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions is 44%. The volatility rate is based on a four-year historical trends in common stock closing prices the expected term is calculated using the simplified method. The interest rate used is the treasury interest rate for constant maturities.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2006 and 2005 is presented below:

	Stock Options			Restricted Stock Units
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding June 30, 2004	94,785	36.19	7.2	166,109	2.3

Granted	60,500	4.32	9.3	108,100	1.4
Exercised	(407)	5.11	7.7	(116,959)	—
Cancelled	(57,144)	70.71	6.3	(20,400)	1.6

Options Outstanding June 30, 2005	97,734	21.87	4.6	136,850	2.0

Granted	110,170	3.05	8.3	60,000	2.4
Exercised	(999)	1.28	7.0	(3,750)	—
Cancelled	(19,111)	36.93	7.4	(15,000)	0.7

Options Outstanding June 30, 2006	187,794	17.34	6.5	178,100	1.7

Awards exercisable/ vested as of June 30, 2006	56,462	4.21	6.0	75,800	—

Awards unexercisable/ unvested as of June 30, 2006	131,332	3.26	7.5	102,300	1.1

	187,794			178,100

The weighted-average grant date fair value of share options granted during the fiscal years ended 2006, 2005 and 2004 was $2.11, $1.63 and $1.05, respectively. The total intrinsic value of share options exercised during the years ended June 30, 2006, 2005 and 2004 was $232,884, $179,758 and $24,410, respectively.

The total intrinsic value of shares outstanding and exercisable at June 30, 2006 was $937,642 and $360,014, respectively.

The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $66,045, $102,496, and $4,887, respectively. As of June 30, 2006 there was $437,029 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost is expected to be recognized as follows:

	Restricted
	Stock Options	Stock Units	Total
Year ended June 30, 2007	139,269	100,221	239,490
Year ended June 30, 2008	118,289	48,200	166,489
Year ended June 30, 2009	14,554	16,067	30,621
Year ended June 30, 2010	429	—	429

	272,541	164,488	437,029

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2006 and changes during the year then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted Average Grant Date Fair Values (per share)
At June 30, 2005	63,168	95,850	159,018	$80.77
Granted	110,170	60,000	170,170	3.05
Vested	(22,895)	(38,550)	(61,445)	4.21
Cancelled	(19,111)	(15,000)	(34,111)	36.93

At June 30, 2006	131,332	102,300	233,632	$17.34

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the year ended June 30, 2006 included in the Consolidated Statement of Operations:

	Stock Options	RSU	Total
General and administrative expenses	58,118	166,355	224,473
Cost of Goods Sold	33,991	20,306	54,297
Research & Development	1,038	—	1,038

	93,147	186,661	279,808

The following table shows the effect on reported net income and income per share for the years ended June 30, 2005 and 2004 to reflect the impact had the Company been required to include fair value stock compensation as an expense (pro-forma):

	Year Ended June 30, 2005	Year Ended June 30, 2004
Net loss, as reported	$(3,479,805)	$(5,598,407)
Add: Total stock-based employee compensation expenses included in reported net loss	434,679	218,019
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	877,679	713,198

Pro forma let loss	$(3,922,805)	$(6,093,586)

Loss per share:
Basic and diluted, as reported	$(1.05)	$(1.98)

Basic and diluted, pro forma	$(1.18)	$(2.15)

11. Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2006: stock options and unvested restricted stock awards to acquire 365,894 shares, and warrants to acquire 604,156 shares of Class A common stock.

12. Defined Contribution Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. The original plan was terminated on January 31, 2003 with the closure of LightPath’s New Mexico facility and certain employee accounts transferred to the LightPath defined contribution plan. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2006, 2005, and 2004 were approximately $ 34,000, $41,000 and $36,000, respectively.

13. Lease Commitments

The Company has operating leases for office space. At June 30, 2006, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida. The Orlando lease, which is for a seven-year original term with renewal options, expires November 2008.

At June 30, 2006, the Company has entered into lease agreements for manufacturing and office facilities in Shanghai, China. The China lease, which is for a five-year original term with renewal options, expires November 2010.

Rent expense totaled $853,337, $852,829 and $819,652 during the years ended June 30, 2006, 2005 and 2004, respectively.

During 2005, the company entered into a five-year capital lease agreement for manufacturing equipment and is included as part of Property and Equipment. Assets under capital lease are included in manufacturing equipment for $88,850, with accumulated amortization as of June 30, 2006 and 2005 of $26,655 and $8,885, respectively. Amortization related to capital leases is included in depreciation expense.

The approximate future minimum lease payments under capital and operating leases at June 30, 2006 were as follows:

	Capital Lease	Operating Lease
Fiscal year ending June 30,
2007	$20,654	$715,848
2008	20,654	736,379
2009	20,654	345,870
2010	5,164	60,825
2011	—	25,344
Thereafter	—	—

Total Minimum Payments	$67,126	$1,884,266

Less Imputed Interest	(12,934)

Present value of minimum lease payments included in long term debt	54,192
Less short term portion	14,255

Long term portion	$39,937

14. Commitments and Contingencies

On May 2, 2000, the Company commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”) seeking a declaratory judgment with respect to (i) the Company’s right to redeem its Class E common stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E common stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E common stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring the Company to pay $0.40 per share to each Class E shareholder. The settlement agreement permitted Class E shareholders to elect not to participate in the settlement and thus was not binding on any Class E shareholders who so elected. Approximately 12% of the former Class E shareholders elected not to participate in the settlement (see Texas Action described below). Since the beginning of fiscal 2003, the Company distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

On or about June 9, 2000, a small group of holders of Class E common stock commenced an action against the Company in a state court in Texas. Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E common stock and sought damages based upon those allegations. Management believes the allegations underlying the Texas Action are without merit.

On October 10, 2002, the Texas court granted the Company’s motion for summary judgment dismissing all claims against the Company. The plaintiffs sought reconsideration of the ruling, however, the motion for reconsideration was denied and a final judgment in favor of the Company was signed on March 1, 2004. The plaintiffs appealed the summary judgment to the Fourteenth Court of Appeals in Houston, Texas. On October 20, 2005, the court of appeals affirmed the summary judgment and upheld the trial court’s dismissal of all claims against the Company.

The plaintiffs appealed that ruling by filing a petition for review with the Texas Supreme Court on January 31, 2006. On April 7, 2006, the Texas Supreme Court denied the plaintiffs’ petition for review. On May 26, 2006, the Texas Supreme Court denied the plaintiffs’ motion for rehearing of the denial of the petition for review. No further review was sought by the plaintiffs. The summary judgment in favor of the Company as to all claims asserted by the plaintiffs is now final and the case is closed.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

15. Related Party Transactions

During the fiscal years ended June 30, 2006, 2005, and 2004 directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $ 0, $35,000 and $38,000, respectively.

In September 2003, the Company’s Chairman provided an unsecured line of credit to the Company to enable it to borrow up to $300,000 on or before September 30, 2004. Any outstanding balances and accrued interest on September 30, 2004 became fully due and payable. The interest rate was 5% per annum on any funded balances outstanding. In connection with this line of credit, the Chairman was issued a warrant to purchase 100,000 shares of Class A common stock at any time until September 30, 2013 at an exercise price of $3.20 per share of Class A common stock, which was the closing market price of the Class A common stock as reported by Nasdaq on September 26, 2003 (date of approval of the transaction by the Company’s Audit Committee of the Board). The fair value of the warrant, $315,364, was determined using a Black-Scholes valuation model and was amortized over the one-year life of the credit facility. The term of the facility expired September 30, 2004 and the Company made no borrowings under this line of credit.

16. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity if significant. The Company as of June 30, 2006 had approximately $187,000 in assets and $120,000 in net assets located in China.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 26, 2006

By:	/s/ KENNETH BRIZEL
Kenneth Brizel
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KENNETH BRIZEL Kenneth Brizel, Chief Executive Officer, President, Director (Principal Executive Officer)	September 26, 2006	/s/ Dorothy M. Cipolla Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)	September 26, 2006

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	September 26, 2006	/s/ Sohail Khan Sohail Khan Director	September 26, 2006

/s/ ROBERT BRUGGEWORTH Robert Bruggeworth Director	September 26, 2006	/s/ LOUIS LEEBURG Louis Leeburg Director	September 26, 2006

/s/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	September 26, 2006	/s/ GARY SILVERMAN Gary Silverman Director	September 26, 2006

S-1