Form 10-Q
period 2006-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2006-11-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

4,471,088 shares of common stock, Class A, $.01 par value, outstanding as of November 10, 2006.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$3,140,166	$3,763,013
Trade accounts receivable, net of allowance of $99,320 at September 30, 2006 and $85,800 at June 30, 2006	2,022,285	1,891,024
Inventories	1,685,432	1,876,793
Prepaid expenses and other assets	109,464	145,349

Total current assets	6,957,347	7,676,179
Property and equipment - net	1,385,818	1,172,651
Intangible assets - net	257,256	265,473
Other assets	57,306	59,731

Total assets	$8,657,727	$9,174,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,489,224	$1,668,683
Accrued liabilities	365,680	236,501
Accrued payroll and benefits	430,177	514,424
Notes Payable	272,810	270,710
Capital lease obligations, current portion	14,738	14,255

Total current liabilities	2,572,629	2,704,573

Capital lease obligation, excluding current portion	36,067	39,937
Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 4,480,684 and 4,468,588 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	44,807	44,686
Additional paid-in capital	196,138,976	196,064,721
Accumulated deficit	(190,134,752)	(189,679,883)

Total stockholders’ equity	6,049,031	6,429,524

Total liabilities and stockholders’ equity	$8,657,727	$9,174,034

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,
	2006	2005
Product sales, net	$4,386,323	$2,702,036
Cost of sales	3,313,198	2,150,320

Gross margin	1,073,125	551,716

Operating expenses:

Selling, general and administrative	1,274,776	1,082,563
New product development	265,247	255,173
Amortization of intangibles	8,217	34,692
Gain on sales of assets	—	(5,654)

Total costs and expenses	1,548,240	1,366,774

Operating loss	(475,115)	(815,058)

Other income

Investment and other income, net	20,246	7,426

Net loss	$(454,869)	$(807,632)

Loss per share (basic and diluted)	$(0.10)	$(0.22)

Number of shares used in per share calculation	4,479,117	3,695,644

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2006	2005
Cash flows due to operating activities
Net loss	$(454,869)	$(807,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,622	259,982
Gain on sale of equipment	—	(5,654)
Stock based compensation	56,994	58,280
Provision for doubtful accounts receivable	13,520	—
Changes in operating assets and liabilities:
Trade receivables	(144,781)	(387,946)
Inventories	191,361	(306,312)
Prepaid expenses and other assets	38,310	17,853
Accounts payable and accrued expenses	(117,266)	509,502

Net cash used in operating activities	(297,109)	(661,927)

Cash flows due to investing activities
Property and equipment additions	(324,572)	(70,962)
Proceeds from sale of assets	—	6,435

Net cash used in investing activities	(324,572)	(64,527)
Cash flows due to financing activities
Proceeds from exercise of stock options	121	—
Borrowings on line of credit	2,100	—
Payments on capital lease obligation	(3,387)	(2,966)

Net cash used in financing activities	(1,166)	(2,966)

Decrease in cash and cash equivalents	(622,847)	(729,420)

Cash and cash equivalents, beginning of period	3,763,013	2,462,540

Cash and cash equivalents, end of period	$3,140,166	$1,733,120

Supplemental disclosure of cash flow information:
Interest paid	$11,491	$—
Supplemental disclosure of non-cash financing activities:
Stock issued under employee stock purchase plan	$17,261	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of LightPath Technologies, Inc. (“LightPath” or the “Company”) have been prepared in accordance with the requirements of Article 10 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission (the “SEC”).

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry, in April 2000, the Company acquired Horizon Photonics, Inc. (Horizon), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida.In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific.

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

Liquidity: During fiscal years 2005 and 2006, cash usage had been a concern. In fiscal 2005, cash used in operations was approximately $1.1 million. In fiscal 2006, cash used in operations was $2.0 million. During the quarter ending September 30, 2006, the Company used $314,000 of cash for operating activities. Although there can be no assurance that the full year plan can be achieved, we are optimistic that we will achieve our planned results of positive cash flows from operations. The Company has no firm commitments for any material future financing at this time. At September 30, 2006, the Company has a cash and cash equivalent balance of approximately $3.1 million.

For the quarter ended September 30, 2006, cash decreased by $623,000 million compared to a decrease of $729,000 in the same period of the prior fiscal year. The decrease in cash was primarily related to the net loss for the period, capital expenditures and payments to vendors.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

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

2. Significant Accounting Policies

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

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and other intangible assets that have indefinite useful lives. Amortization will continue to be recorded for intangible assets with definite useful lives. SFAS 142 also requires at least an annual impairment review of goodwill and other intangible assets. The Company evaluates its intangible assets for impairment in accordance with SFAS 144.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

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

Effective July 1, 2005, the Company adopted SFAS 123R, which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. SFAS 123R allows the use of either the modified prospective method or the retrospective recognition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. See Note 6 — Stock and share based payments

Management makes estimates and assumptions during the preparation of the Company’s consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

3. Inventories

The components of inventories include the following at:

	September 30, 2006	June 30, 2006
Raw material	$745,201	$805,419
Work in Process	632,738	908,700
Finished Goods	307,493	162,674

	$1,685,432	$1,876,793

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	September 30, 2006	June 30, 2006
Manufacturing equipment	5	$6,047,995	$5,728,094
Computer equipment and software	5	597,347	591,159
Furniture and fixtures	5	179,984	180,035
Platinum molds	5	44,100	44,100
Leasehold improvements	7	714,833	714,833

Total Property and Equipment		7,584,258	7,258,221

Less accumulated depreciation and amortization		6,198,440	6,085,570

Total property and equipment, net		$1,385,818	$1,172,651

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	September 30, 2006
	Gross Carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Patents and trademarks granted	$621,303	$364,046	$257,256

Total	$621,303	$364,046	$257,256

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

6. Stock and share based payments

Overview—Effective July 1, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

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

These three plans are summarized below:

	Options Authorized	Options Outstanding at September 30, 2006	Available for Issuance at September 30, 2006
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	915,625	373,309	215,479
Non-Qualified Plan	5,000	5,000	—
ESPP	200,000	—	186,404

	1,120,625	378,309	215,479

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

For stock options granted in the quarter ended September 30, 2006 and 2005, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Quarter Ended
	September 30, 2006	September 30, 2005
Range of expected volatilities	267%-301%	266%
Weighted average expected volatility	293%	266%
Dividend yields	0%	0%
Range of risk-free interest rate	4.82% -5.05%	4.40%
Expected term, in years	6	6.5

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions was 44%. The volatility rate is based on a four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the quarters ended September 30, 2006 and 2005 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
June 30, 2006	187,794	17.34	6.5	178,100	1.7

Granted	20,000	3.48		10,000
Exercised	—	—		(2,500)
Cancelled	(12,585)	9.47		(2,500)

Options Outstanding September 30, 2006	195,209	15.96	7.9	183,100	1.0

Awards exercisable/ vested as of September 30, 2006	46,528	56.37	5.2	88,650	—

Awards unexercisable/ unvested as of September 30, 2006	148,681	3.32	8.75	94,450	1.0

	195,209			183,100

	Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	3.48	3.67	3.54

The weighted-average grant date fair value of share options granted during the quarters ended September 30, 2006 and 2005 was $3.48 and $2.99, respectively. The total intrinsic value of share options exercised during the quarters ended September 30, 2006 and 2005 was $0.

The total intrinsic value of shares outstanding and exercisable at September 30, 2006 and 2005 was $10,396 and $5,185, respectively.

The total fair value of shares vested during the quarters ended September 30, 2006 and 2005 was $26,999, and $6,838, respectively. As of September 30, 2006, there was $294,918 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

The cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Year ended June 30, 2007	70,728	52,760	123,488
Year ended June 30, 2008	84,116	61,221	145,337
Year ended June 30, 2009	9,457	16,188	25,645
Year ended June 30, 2010	448	—	448

	164,749	130,169	294,918

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters of 2006. The Company’s ESPP is not administered with a look-back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2006 and changes during the year then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
Unexercisable/unvested awards
At June 30, 2006	131,332	102,300	233,632	$17.34
Granted	20,000	10,000	30,000	$3.48
Vested	8,434	15,350	23,784	$4.07
Cancelled/Issued	(11,085)	(33,200)	(44,285)	$2.49

At September 30, 2006	148,681	94,450	243,131	$3.09

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the quarter ended September 30, 2006 included in the Consolidated Statement of Operations:

	Stock Options	RSU	Total
General and administrative expenses	$16,317	$33,518	$49,835
	—
Cost of Goods Sold	4,824	—	4,824
Research & Development	2,335	—	2,335

	$23,476	$33,518	$56,994

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 878,105 shares would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity if significant. The Company, as of September 30, 2006, had approximately $221,000 in assets and $137,000 in net assets located in PRC. New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC. Intellectual property, was valued in the transferred asset basis in PRC.

9. Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN” No 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus of Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for he first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath” or the “Company”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

Overview

Historical: We are in the business of supplying users with glass lenses and other specialty optical products, that have applications in a number of different industries. Due to the emergence of optical technologies in communications, networking and data storage products in the late 1990’s, there was a significant surge in demand for our products, particularly in the period represented by our fiscal 1999-2001 years. During this period, our annual revenues increased from less than $2 million in sales to approximately $25 million due to both acquisitions (to add glass lens production capacity and market presence, and isolators to our existing line of collimators and proprietary glass lenses) and organic product line growth.

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

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations will be housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the three months ended September 30, 2006 and 2005 we incurred a de-minimus loss on foreign currency.

How we operate: We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business); and the more challenging and potentially more rewarding business with characteristics of the semi-conductor industry. In this latter type of business, we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•	The fact that as our customers take products of this nature into higher volume, commercial production they begin to work seriously to reduce costs which often leads them to turn to larger or overseas producers, even if sacrificing quality.

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures–because of our limited cash resources and cash flow we cannot service the biggest opportunities available in the market.

Despite these challenges to winning more design win business, we nevertheless have been, and believe we can continue to be, successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators:

Sales Backlog – We believe that sales growth will be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At September 30, 2005 our backlog was approximately $2.5 million.

At September 30, 2006, our disclosure backlog was $4.1 million, indicating that our recent sales growth in disclosure backlog from our industrial, defense, medical and a moderate increase in communications customers may continue in the quarter ending December 31, 2006. This trend is expected to generate a year over year increase in revenues.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At September 30, 2006, our DCSI was 46 compared to 87 at September 30, 2005. During the first three months of fiscal 2007, we decreased our inventory level of traditional optics due to higher sales in the fiscal first quarter.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At September 30, 2006, our DSO was 42. At September 30, 2005, our DSO was 62. The DSO decreased due to the even level of weekly sales throughout the quarter.

Other Key Indicators – Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully—yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes.

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue, but may not succeed resulting in a need to raise additional capital. Should capital not continue to be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future equity financing at this time and we had a book cash balance of approximately $2,185,000 at November 10, 2006.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. At September 30, 2006, we had drawn approximately $273,000 on the line of credit.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate new industrial and military optics customers. Actions that support these efforts in the current quarter include new product development and customer prospecting in new targeted markets.

Our fiscal 2007 operating plan and related financial projections anticipate sales growth, improving margins based on production efficiencies and reductions in both product costs and administrative expenditures. We believe the impact of these factors will be reflected in future quarters.

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

Sources and Uses of Cash

Our recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation and payments to providers of employee benefits. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash in the last year for the sale of surplus equipment. For some time, the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock and equipment financing.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to us, and as a result, there is significant risk to us in terms of having limited cash resources with which to pursue business opportunities. As a result of this risk, should it materialize, the Company may be generally unable to sustain our growth plan or even to maintain our current levels of business. Either of these outcomes would materially and adversely affect our results of operations and stock price.

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of September 30, 2006:

Contractual Obligations

(dollars in 000’s)	Payments due by period
	Total	Less that 1 year	1-3 years	4-5 years	After 5 years	Comments
Contractual obligations
Operating lease	$1,705	$721	$913	$71	$—	Real estate lease with monthly payments
Capital lease	51	15	36	—	—	Equipment lease with monthly payments
Line of Credit	273	273	—	—	—	Equipment financing line of credit
Open purchase obligations	1,186	1,186	—	—	—	Current purchase orders outstanding

	$3,215	$2,195	$949	$71	$—

We do not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues:

For the quarter ended September 30, 2006, we reported total revenues of $4.4 million compared to $2.7 million for the first quarter of last fiscal year, an increase of 62% and an increase of approximately 29% compared to fourth quarter of fiscal 2006 revenue of $3.4 million. The increase was primarily attributed to higher sales volumes of molded optics products.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2007 compared to first quarter fiscal 2006 was higher at 24% compared to 20%. The total manufacturing cost of $3.3 million was $1.2 million higher in the first quarter of fiscal 2007 than it was in the same period of the prior fiscal year. Gross margin improvements were attributable to improvements in the isolator and gradium product lines and additional non-recurring engineering project revenue.

Selling, General and Administrative:

During the first quarter of fiscal 2007, selling, general and administrative costs (“SG&A”) were approximately $1.3 million, which was an increase of approximately $200,000 compared to $1.1 million in the first quarter of fiscal 2006. This increase was due to increases in utilities and legal expenses, accounting fees and salaries. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as sub-leasing a portion of or restructuring the lease related to the Orlando facility to reduce rent expense.

New Product Development:

New product development costs increased by approximately $10,000 to approximately $265,000 in the first quarter of fiscal 2007 versus $255,000 in the first quarter of fiscal 2006. We anticipate a small future increase in staffing levels as we work to meet the volume of specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized and, therefore, for the first fiscal 2007 quarter, amortization expense from intangibles was reduced by approximately $27,000 to $8,000 compared to $35,000 in the first quarter of fiscal 2006.

Gain on Sales of Assets:

Gain on sale of assets decreased by approximately $6,000 to approximately zero in the first quarter of fiscal 2007 versus $6,000 in the first quarter of fiscal 2006. The gain in 2006 was from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Investment and other income was a net income of approximately $20,000 in the first quarter of fiscal 2007 versus a net income of $7,000 in the first quarter of fiscal 2006. This was caused primarily by an increase in interest income of approximately $13,000 due to higher cash balances.

Net Loss:

As a result of the foregoing, net loss was approximately $455,000 or $0.10 per share during the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006, in which we reported a net loss of $808,000 or $0.22 per share. This represents an $353,000 decrease in net loss. Weighted-average shares outstanding increased in the first quarter of fiscal 2007 compared to the first quarter in fiscal 2006 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our consolidated financial statements.

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

Long-Lived Assets. We evaluate the carrying value of long-lived assets, including property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. If facts and circumstances warrant such a review, a long-lived asset would be impaired if future undiscounted cash flows, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of future cash flows and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted-average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property and equipment, thereby requiring us to write down the assets.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We invest a portion of our cash reserves in a money market fund, which invests at least 80% of its net assets in securities issued by the U.S. Treasury and in related repurchase agreements. The money market fund is not protected under the FDIC; however, we have not experienced any losses in these funds. We do not believe that changes in market interest rates of up to 10% in either direction will have any material effect on our results of operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 because of unremediated material weaknesses over inventory, as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2006.

During the fiscal quarter ended September 30, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses reported financial reporting, payroll processing and accrued liabilities. During the quarter ended September 30, 2006, management made some progress in remediating certain aspects of the weaknesses reported, specifically in the payroll processing, fixed assets and accrued liabilities. However, other aspects of the weaknesses reported with inventory are still in the remediation process and appear to continue to constitute material weaknesses.

PART II

Item 1. Legal Proceedings

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

Factors that could cause or contribute to future uncertainities include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Uncertainties” in this Quarterly Report and in LightPath’s Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

The annual meeting of shareholders was held in our Company’s offices at 2603 Challenger Tech Ct., Suite 100, Orlando, Florida 32826 on Friday, October 27, 2006. The proposal brought before the shareholders was:

1.	election, as nominated by the Board of Directors, of Sohail Khan, Kenneth Brizel and Steven Brueck as Class II Directors

The total number of shares entitled to vote at the meeting was 4,471,088. As a result of the votes cast, as described below, all nominees were elected for three-year terms to expire at the Annual Shareholders’ Meeting in 2009:

Name	For	Withheld
Sohail Khan	3,902,653	19,813
Kenneth Brizel	3,873,841	48,625
Steven Brueck	3,905,583	16,883

Robert Ripp, Robert Bruggeworth, Gary Silverman and Lou Leeburg were the remaining members of the Board of Directors whose terms continued after the meeting.

No other business was brought before the Annual Meeting.

Item 5. Other Information.

None.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 14, 2006	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

Exhibit Number	Description	Notes
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
*	Filed herewith.