Form 10-Q
period 2006-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2007-02-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

4,503,325 shares of common stock, Class A, $.01 par value, outstanding as of February 9, 2007.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1.	Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	(unaudited) December 31, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$2,433,685	$3,763,013
Trade accounts receivable, net of allowance of $152,165 at
December 31, 2006 and $85,800 at June 30, 2006	2,004,605	1,891,024
Inventories	1,625,951	1,876,793
Prepaid expenses and other assets	97,112	145,349

Total current assets	6,161,353	7,676,179
Property and equipment - net	1,553,279	1,172,651
Intangible assets - net	249,039	265,473
Other assets	57,306	59,731

Total assets	$8,020,977	$9,174,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,079,636	$1,668,683
Accrued liabilities	272,921	236,501
Accrued payroll and benefits	398,551	514,424
Notes Payable, current portion	147,657	270,710
Capital lease obligations, current portion	15,236	14,255

Total current liabilities	1,914,001	2,704,573

Capital lease obligation, excluding current portion	32,066	39,937
Notes payable, excluding current portion	295,313	—
Stockholders’ equity:
Common stock: Class A, $ .01 par value, voting; 34,500,000 shares authorized; 4,493,653 and 4,468,588 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	44,936	44,686
Additional paid-in capital	196,213,746	196,064,721
Accumulated deficit	(190,479,085)	(189,679,883)

Total stockholders’ equity	5,779,597	6,429,524

Total liabilities and stockholders’ equity	$8,020,977	$9,174,034

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Product sales, net	$3,789,312	$2,954,246	$8,175,635	$5,656,282
Cost of sales	2,589,384	2,210,436	5,902,582	4,360,756

Gross margin	1,199,928	743,810	2,273,053	1,295,526
Operating expenses:
Selling, general and administrative	1,284,399	1,120,120	2,559,175	2,202,683
New product development	276,232	244,650	541,479	499,823
Amortization of intangibles	8,217	8,410	16,434	43,102
Gain on sales of assets	—	(3,480)	—	(9,134)

Total costs and expenses	1,568,848	1,369,700	3,117,088	2,736,474

Operating loss	(368,920)	(625,890)	(844,035)	(1,440,948)
Other income
Investment and other income, net	24,587	7,756	44,833	15,182

Net loss	$(344,333)	$(618,134)	(799,202)	(1,425,766)

Loss per share (basic and diluted)	$(0.08)	$(0.17)	(0.18)	$(0.39)

Number of shares used in per share calculation	4,493,497	3,695,644	4,492,507	3,695,644

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2006	2005
Cash flows due to operating activities
Net loss	$(799,202)	$(1,425,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,293	447,612
Gain on sale of equipment	—	(9,134)
Stock based compensation	131,295	123,146
Provision for doubtful accounts receivable	66,365	(16,500)
Changes in operating assets and liabilities:
Trade receivables	(179,946)	(205,501)
Inventories	250,842	(186,692)
Prepaid expenses and other assets	50,662	69,687
Accounts payable and accrued expenses	(668,500)	565,283

Net cash used in operating activities	(905,191)	(637,865)

Cash flows due to investing activities
Property and equipment additions	(607,487)	(203,273)
Proceeds from sale of assets	—	9,915

Net cash used in investing activities	(607,487)	(193,358)
Cash flows due to financing activities
Proceeds from exercise of stock options/ESPP	17,980	—
Borrowings on line of credit	172,260	—
Payments on capital lease obligation	(6,890)	(6,032)

Net cash provided by (used in) financing activities	183,350	(6,032)

Decrease in cash and cash equivalents	(1,329,328)	(837,255)
Cash and cash equivalents, beginning of period	3,763,013	2,462,540

Cash and cash equivalents, end of period	$2,433,685	$1,625,285

Supplemental disclosure of cash flow information:
Interest paid	$22,916	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry, in April 2000, the Company acquired Horizon Photonics, Inc. (Horizon), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. 50% of the second quarter’s precision molded lenses were manufactured in the new China facility.

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

Liquidity: During fiscal years 2005 and 2006, cash usage had been a concern. In fiscal 2005, cash used in operations was approximately $1.1 million. In fiscal 2006, cash used in operations was $2.0 million. During the half year ending December 31, 2006, the Company used $905,000 of cash for operating activities. Although there can be no assurance that the full year plan can be achieved, we are optimistic that we will achieve our planned results of improving cash flows from operations, although we still expect them to be negative in the near term. The Company has no firm commitments for any material future financing at this time. At December 31, 2006, the Company has a cash and cash equivalent balance of approximately $2.4 million.

For the quarter ended December 31, 2006, cash decreased by $706,000 million compared to a decrease of $108,000 in the same period of the prior fiscal year. The decrease in cash was primarily related to the net loss for the period, capital expenditures and payments to vendors.

On January 11, 2006, the Company and Regenmacher Holdings, Ltd. (“Regenmacher”) executed a four-year secured loan agreement. The secured loan facility, which carries an interest rate of 1% above the prime rate, provides for borrowings of up to a maximum borrowing base of $500,000 to be secured by the financed assets and other mutually agreed upon assets. LightPath may draw up to $500,000 during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the Regenmacher loan converted into a term loan with a balance of $500,000 and will be amortized over a thirty six (36) month period. Payments will be made in thirty-six (36) equal monthly installments.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

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

Effective July 1, 2005, the Company adopted SFAS 123R, which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. SFAS 123R allows the use of either the modified prospective method or the retrospective recognition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. See Note 6 — Stock and share based payments.

Management makes estimates and assumptions during the preparation of the Company’s consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, notes payable and capital leases approximate fair value.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

3. Inventories

The components of inventories include the following at:

	December 31, 2006	June 30, 2006
Raw material	$598,300	$805,419
Work in Process	838,703	908,700
Finished Goods	188,948	162,674

	$1,625,951	$1,876,793

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	December 31, 2006	June 30, 2006
Manufacturing equipment	5	$6,327,444	$5,728,094
Computer equipment and software	5	592,264	591,159
Furniture and fixtures	5	187,066	180,035
Platinum molds	5	44,100	44,100
Leasehold improvements	7	714,833	714,833

Total Property and Equipment		7,865,707	7,258,221

Less accumulated depreciation and amortization		6,312,428	6,085,570

Total property and equipment, net		$1,553,279	$1,172,651

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	December 31, 2006
	Gross Carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Patents and trademarks granted	$621,302	$372,263	$249,039

Total	$621,302	$372,263	$249,039

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

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

Share-based Payment Arrangements—At July 1, 2005, the Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) includes several available forms of stock compensation of which only non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At December 31, 2006, there were options remaining for 5,000 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Options Authorized	Options Outstanding at December 31, 2006	Available for Issuance at December 31, 2006
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	915,625	551,360	19,709
Non-Qualified Plan	5,000	5,000	—
ESPP	200,000	—	186,404

	1,120,625	556,360	206,113

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount is included in selling, general and administrative expense in the accompanying financial statements and was $2,600 and $1,738 for the six months ended December 31, 2006 and 2005, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the six months ended December 31, 2006 and 2005, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended
	December 31, 2006		December 31, 2005
Range of expected volatilities	300	% - 305%	266	% - 368%
Weighted average expected volatility	305%		270%
Dividend yields	0%		0%
Range of risk-free interest rate	4.63	% - 5.05%	4.40	% - 4.46%
Expected term, in years	2 -7		6.5

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the six months ended December 31, 2006 is presented below:

	Stock Options			Restricted Stock Units ("RSU")
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
June 30, 2006	187,794	17.34	6.5	178,100	1.7
Granted	160,000	4.65		70,000
Exercised	(469)	1.28		(15,000)
Cancelled	(21,565)	18.89		(2,500)
Options Outstanding

December 31, 2006	325,760	10.79	8.5	230,600	0.9

Awards exercisable/ vested as of December 31, 2006	68,055	35.78	6.3	114,148	—
Awards unexercisable/ unvested as of December 31, 2006	257,705	4.19	9.1	116,452	2.2

	325,760			230,600

	Stock Options	RSU's	All Awards
Weighted average fair value of share awards granted in period	$4.64	$4.60	$4.63

The weighted-average grant date fair value of all awards share options granted during the six months ended December 31, 2006 and 2005 was $4.63 and $2.49, respectively. The total intrinsic value of share options exercised during the six months ended December 31, 2006 and 2005 was $1,613 and $0.

The total intrinsic value of shares outstanding and exercisable at December 31, 2006 and 2005 was $57,468 and $1,665, respectively.

The total fair value of shares vested during the six months ended December 31, 2006 and 2005 was $55,231, and $63,975, respectively. As of December 31, 2006, there was $867,615 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

The cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Year ended June 30, 2007	94,003	76,141	170,144
Year ended June 30, 2008	178,069	148,861	326,930
Year ended June 30, 2009	103,803	103,827	207,630
Year ended June 30, 2010	94,925	29,213	124,138
Year ended June 30, 2011	38,773	—	38,773

	509,573	358,042	867,615

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2006 and changes during the six months then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
Unexercisable/unvested awards
At June 30, 2006	131,332	102,300	233,632	$3.28
Granted	160,000	70,000	230,000	$4.63
Vested	(17,187)	(53,348)	(70,535)	$3.32
Cancelled/Issued	(16,440)	(2,500)	(18,940)	$2.50

At December 31, 2006	257,705	116,452	374,157	$3.99

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2006 included in the Condensed Consolidated Statement of Operations:

	Stock Options	RSU	Total

General and administrative expenses	$42,053	$68,563	$110,616

Cost of Goods Sold	14,615	—	14,615

Research & Development	6,064	—	6,064

	$62,732	$68,563	$131,295

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 1,056,156 shares would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity if significant. The Company, as of December 31, 2006, had approximately $541,000 in assets and $505,000 in net assets located in PRC. New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC. Intellectual property was valued in the transferred asset basis in PRC.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the impact of SAB 108 on its consolidated financial position and results of operations to be material.

In June 2006, the FASB issued FASB Interpretation (“FIN” No 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings. The Company does not expect the impact of FIN 48 on its consolidated financial position and results of operations to be material.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2006

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus of Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for he first annual or interim reporting period beginning after December 15, 2006. The Company does not expect the impact of adopting EITF 06-3 on its consolidated financial statement disclosures to be material.

11. Subsequent Events.

On February 14, 2007 the Company signed a Change of Control Agreement and Executive Employment Agreement with its President and CEO, Kenneth Brizel. Copies of the Agreements are being filed as Exhibits 10.11 and 10.12 to this report and are incorporated by reference (See Item 5). The description of the Agreements below is a summary and does not purport to be complete and is qualified in its entirety by reference to the Agreements.

The agreement states that Mr. Brizel’s annual base salary will be $286,000 per year. Mr. Brizel is eligible to receive an annual cash bonus, up to a maximum of fifty-percent of his then annual salary at the board of director’s discretion. If Mr. Brizel is dismissed for reasons other that cause, then he is entitled to receive one times his annual salary as severance. The severance payments will be made over a twelve-month period. In the event of a change of control, as defined in the Agreements, Mr. Brizel is eligible for a one time payment of one-and-one half times his then base annual salary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath” or the “Company”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations will be housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant is expected to increase overall production capacity and enable us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. 50% of the second quarter’s precision molded lenses were manufactured in the new China facility. We have increased the capacity of the Shanghai facility by increasing capital equipment and enlarging the number of Shanghai employees. We have added sales staff in Shanghai and are now prospecting for larger volumes and lower cost lenses.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the six months ended December 31, 2006 and 2005 we incurred a de-minimus loss on foreign currency.

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

Despite these challenges to obtaining more design win business, we nevertheless have been, and believe we can continue to be, successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators:

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At December 31, 2005 our backlog was approximately $3.0 million.

At December 31, 2006, our disclosure backlog was $2.6 million, indicating that we have shipped the majority of the delinquent backlog during the first half of fiscal 2007. Our recent bookings activity has showed a recent slow down in sales growth in disclosure backlog from our communications customers, which may continue into the quarter ending March 31, 2007. Our communications customers have pushed out expected ship dates or are not placing new orders.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At December 31, 2006, our DCSI was 57 compared to 80 at December 31, 2005. During the first six months of fiscal 2007, we decreased our inventory level of traditional optics due to higher sales in the first half of fiscal 2007.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At December 31, 2006, our DSO was 48. At December 31, 2005, our DSO was 52. The DSO decreased due to the even level of weekly sales throughout the quarter.

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

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue, but may not succeed resulting in a need to raise additional capital. Should capital not continue to be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future equity financing at this time and we had a book cash balance of approximately $1,733,000 at February 9, 2007.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. At December 31, 2006, we had drawn approximately $443,000 on the line of credit. On February 1, 2007 the loan balance was $500,000 and it converted to a three-year note, with thirty-six equal payments.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate new industrial and military optics customers. Actions that support these efforts in the current quarter include new product development and customer prospecting in new targeted markets. Recent sales efforts have included expanded advertising and a presence at appropriate trade shows.

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

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of December 31, 2006:

Contractual Obligations

(dollars in 000's)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	Comments
Operating lease	$1,519	$721	$742	$56	Real estate lease with monthly payments
Capital lease	47	15	32	—	Equipment lease with monthly payments
Note payable	443	148	295	—	Equipment financing line of credit & term note
Open purchase obligations	431	431	—	—	Current purchase orders outstanding

	$2,440	$1,315	$1,069	$56

We do not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Revenues:

For the quarter ended December 31, 2006, we reported total revenues of $3.8 million compared to $3.0 million for the second quarter of last fiscal year, an increase of 28% and a decrease of approximately 14% compared to first quarter of fiscal 2007 revenue of $4.4 million. We believe the decrease from the first quarter to the second quarter of fiscal 2007 was due to the fact that the first fiscal quarter of 2007 included $500,000 of shipments that were delinquent from previous quarters. The increase from the second quarter of last year was primarily attributed to higher sales volumes of molded optics products.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2007 compared to second quarter fiscal 2006 was higher at 32% compared to 25%. The total manufacturing cost of $2.6 million was $0.4 million higher in the second quarter of fiscal 2007 than it was in the same period of the prior fiscal year. Gross margin improvements were attributable to improvements in labor and overhead cost of molded optics manufactured in Shanghai and the isolator and gradium product lines which carry higher margins.

Selling, General and Administrative:

During the second quarter of fiscal 2007, selling, general and administrative costs (“SG&A”) were approximately $1.3 million, which was an increase of approximately $200,000 compared to $1.1 million in the second quarter of fiscal 2006. This increase was due to higher commissions due to higher sales increases and higher stock option compensation costs due to recent stock option awards. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as employee benefits and accounting fees.

New Product Development:

New product development costs increased by approximately $32,000 to approximately $276,000 in the second quarter of fiscal 2007 versus $245,000 in the second quarter of fiscal 2006. We anticipate a small future increase this fiscal year in staffing levels as we work to meet the volume of specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized. Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the second fiscal quarter of 2007 and 2006.

Gain on Sales of Assets:

Gain on sale of assets of approximately $3,000 was recorded in the second quarter of fiscal 2006 versus none in the second quarter of fiscal 2007. The gain in 2006 was from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Net investment and other income was approximately $25,000 in the second quarter of fiscal 2007 versus a net investment and other income of $8,000 in the second quarter of fiscal 2006. This increase was caused primarily by an increase in interest income due to higher cash balances.

Net Loss:

As a result of the foregoing, net loss was approximately $344,000 or $0.08 per share during the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006, in which we reported a net loss of $618,000 or $0.17 per share. This represents an $274,000 decrease in net loss. Weighted-average shares outstanding increased in the second quarter of fiscal 2007 compared to the second quarter in fiscal 2006 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

Fiscal First Half: Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Revenues:

For the six months ended December 31, 2006, we reported total revenues of $8.2 million compared to $5.7 million for the first half of last fiscal year, an increase of 45%. The increase was primarily attributed to higher sales volumes of molded optics products.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2007 compared to first half fiscal 2006 was higher at 28% compared to 23%. The total manufacturing cost of $5.9 million was $1.5 million higher in the first half of fiscal 2007 than it was in the same period of the prior fiscal year. Gross margin improvements were attributable to improvements in direct labor and over head made by increasing production of molded optics in Shanghai, improvements in the isolator and gradium product lines which generally have higher margins and increased engineering project revenue.

Selling, General and Administrative:

During the first half of fiscal 2007, selling, general and administrative costs (“SG&A”) were approximately $2.6 million, which was an increase of approximately $400,000 compared to $2.2 million in the first half of fiscal 2006. This increase was due to increases in commissions due to higher sales and higher accounting fees due to the annual audit. Over the remainder of this fiscal year, we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force while seeking other cost reductions such as employee benefits and accounting fees.

New Product Development:

New product development costs increased by approximately $41,000 to approximately $541,000 in the first half of fiscal 2007 versus $500,000 in the first half of fiscal 2006. We anticipate a small increase in staffing levels this fiscal year as we work to meet the volume of specific customer design requests that can lead to new and continued sales.

Amortization of Intangibles:

At the end of the first half of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized and, therefore, for the first half fiscal 2007, amortization expense from intangibles was reduced by approximately $27,000 to $16,000 compared to $43,000 in the first half of fiscal 2006.

Gain on Sales of Assets:

Gain on sale of assets of approximately $9,000 was recorded in the first half of fiscal 2006 versus none in the first half of fiscal 2007. The gain in 2006 was from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Net investment and other income was approximately $45,000 in the first half of fiscal 2007 versus net investment and other income of $15,000 in the first half of fiscal 2006. This increase was caused primarily by an increase in interest income due to higher cash balances.

Net Loss:

As a result of the foregoing, net loss was approximately $799,000 or $0.18 per share during the first half of fiscal 2007, compared with the first half of fiscal 2006, in which we reported a net loss of $1,426,000 or $0.39 per share. This represents an $627,000 decrease in net loss. Weighted-average shares outstanding increased in the first half of fiscal 2007 compared to the first half in fiscal 2006 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

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

In response to the SEC Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the most critical accounting principles upon which our financial status depends. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: (i) revenue recognition; (ii) inventory valuation; (iii) long-lived assets; (iv) allowance for bad debt and (v) fair value of compensation expense under FAS123R. These critical accounting policies and our other significant accounting policies are further disclosed in Note 1 to our Consolidated Financial Statements. Management has discussed these critical accounting policies and our other significant accounting policies with the audit committee.

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

Allowance for Bad Debts. We review our outstanding accounts receivable regularily for collectibilty. Amounts that are greater than ninety days past due are reserved at 100%. Also 10% of amounts more than sixty days past due are reserved.

Fair value of compensation expense under FAS 123R. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions was 44%. The volatility rate is based on a four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2006.

During the fiscal quarter ended December 31, 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management has concluded that the material weaknesses in internal controls relating to inventory, financial reporting, payroll processing and accrued liabilities as described in Item 9A of the Company’s Form 10K for the year ended June 30, 2006, have not been fully remediated. During the quarter ended December 31, 2006, management made some progress in remediating certain aspects of the weaknesses reported, specifically in the payroll processing, fixed assets and accrued liabilities consistent with the remediation action plan described in Item 9A of the Company’s Form 10K for the year ended June 30, 2006. However, other aspects of the weaknesses reported, especially with respect to internal controls over inventory, are still in the remediation process and appear to continue to constitute material weaknesses. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses described above.

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

In addition to the other information set forth in this Form 10-Q, you should consider the factors discussed under “Item 1A: Risk Factors” in the Company’s Form 10-K for the fiscal year ended June 30, 2006. These risks could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows. The risks described in the Form 10-K and this Form 10-Q are not the only risks that the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

On February 14, 2007 the Company signed an Executive Employment Agreement and Change of Control Agreement with its President and Chief Executive Officer, Kenneth Brizel. Copies of the Agreements are being filed as Exhibits 10.11 and 10.12 to this report and are incorporated by reference into this Item 5. The description of the Agreements below is a summary and does not purport to be complete and is qualified in its entirety by reference to the Agreements.

The Executive Employment Agreement stipulates that Mr. Brizel will serve in the capacity of President and Chief Executive Officer of the Company. The Agreement will continue indefinitely until terminated in writing by the Company or Mr. Brizel, which termination may be made with or without cause. Mr. Brizel is entitled to $286,000 per year as base salary, which may be changed by the Board on an annual basis based on an evaluation of Mr. Brizel’s performance. He is also eligible to receive an annual cash bonus in an amount determined by the Board of Director but not to exceed 50% of his then-current base salary. Mr. Brizel is entitled to participate in all other compensation and benefit plans made available by the Company. In the event, Mr. Brizel is terminated for any reason other than for cause, then he shall be entitled to receive a severance amount of one time his then-current base salary, which payment may be made over a twelve month period. What constitutes a termination for cause is defined in the Executive Employment Agreement.

The Executive Employment Agreement also includes covenants effective during the course of employment and upon the termination of the Agreement, providing for compliance in regards to confidentiality of information; assignment of proprietary information, non-solicitation of Company employees, clients, suppliers, vendors, consultants and independent contractors; and non-competition. The non-solicitation and non-competition covenants shall remain effective for one year following termination of employment.

The Change of Control Agreement provides that, in the event of a change of control of the Company and Mr. Brizel’s employment with the Company or its successor terminates by reason of a termination without cause or a termination for good reason within one month prior to and no more than thirteen months following the effective date of such change of control, Mr. Brizel shall be entitled to certain rights, which include the following: (i) all of his stock and stock options in the Company or its successor shall vest and become fully exercisable; and (ii) he shall be entitled to a lump sum payment in the amount of one and half times his then-current base salary, which shall be in lieu of any severance payments under the Executive Employment Agreement. What constitutes a change of control of the Company, a termination without cause or a termination for good reason are defined in the Change of Control Agreement.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	*

10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 14, 2007	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: February 14, 2007	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	*

10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
*	Filed herewith.