Form 10-Q
period 2007-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2007-05-15
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

4,511,980 shares of common stock, Class A, $.01 par value, outstanding as of May 11, 2007.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1.	Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,882,030	$3,763,013
Trade accounts receivable, net of allowance of $48,240 at March 31, 2007 and $85,800 at June 30, 2006	1,868,386	1,891,024
Inventories	1,712,932	1,876,793
Prepaid expenses and other assets	283,879	145,349

Total current assets	5,747,227	7,676,179
Property and equipment—net	1,535,490	1,172,651
Intangible assets—net	240,822	265,473
Other assets	62,109	59,731

Total assets	$7,585,648	$9,174,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,056,753	$1,668,683
Accrued liabilities	280,472	236,501
Accrued payroll and benefits	335,934	514,424
Notes Payable, current portion	166,645	270,710
Capital lease obligations, current portion	15,752	14,255

Total current liabilities	1,855,556	2,704,573

Capital lease obligation, excluding current portion	27,929	39,937
Notes payable, excluding current portion	319,402	—

Total liabilities	2,202,887	2,744,510

Stockholders’ equity:
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 4,511,980 and 4,468,588 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	45,120	44,686
Additional paid-in capital	196,336,324	196,064,721
Accumulated deficit	(190,998,683)	(189,679,883)

Total stockholders’ equity	5,382,761	6,429,524

Total liabilities and stockholders’ equity	$7,585,648	$9,174,034

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Product sales, net	$2,899,602	$3,106,674	$11,075,237	$8,762,956
Cost of sales	2,177,375	2,798,070	8,079,957	7,158,826

Gross margin	722,227	308,604	2,995,280	1,604,130
Operating expenses:
Selling, general and administrative	945,021	1,183,390	3,504,196	3,386,073
New product development	289,254	261,858	830,733	761,681
Amortization of intangibles	8,217	8,216	24,651	51,318
Gain on sales of assets	—	—	—	(9,134)

Total costs and expenses	1,242,492	1,453,464	4,359,580	4,189,938

Operating loss	(520,265)	(1,144,860)	(1,364,300)	(2,585,808)
Other income
Interest expense	(11,041)	(6,555)	(33,957)	(12,739)
Other	11,708	33,670	79,457	55,036

Net loss	$(519,598)	$(1,117,745)	$(1,318,800)	$(2,543,511)

Loss per share (basic and diluted)	$(0.12)	$(0.29)	$(0.29)	$(0.68)

Number of shares used in per share calculation	4,506,230	3,826,560	4,497,081	3,739,283

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2007	2006
Cash flows due to operating activities
Net loss	$(1,318,800)	$(2,543,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363,060	637,853
Gain on sale of equipment	—	(9,134)
Stock based compensation	217,356	200,684
Provision for doubtful accounts receivable	37,560	90,200
Changes in operating assets and liabilities:
Trade receivables	(14,922)	(875,899)
Inventories	163,861	174,708
Prepaid expenses and other assets	(140,908)	118,717
Accounts payable and accrued expenses	(746,449)	145,466

Net cash used in operating activities	(1,439,242)	(2,060,916)

Cash flows due to investing activities
Property and equipment additions	(701,248)	(505,491)
Proceeds from sale of assets	—	9,915

Net cash used in investing activities	(701,248)	(495,576)

Cash flows due to financing activities
Proceeds from exercise of stock options/ESPP	54,681	815
Proceeds from sale of common stock, net of expenses	—	3,582,550
Borrowings on line of credit	229,224	257,410
Payments on capital lease obligation	(10,511)	(9,202)
Payments on note payable	(13,887)	—

Net cash provided by financing activities	259,507	3,831,573

(Decrease)/Increase in cash and cash equivalents	(1,880,983)	1,275,081

Cash and cash equivalents, beginning of period	3,763,013	2,462,540

Cash and cash equivalents, end of period	$1,882,030	$3,737,621

Supplemental disclosure of cash flow information:
Interest paid	$33,957	$12,739

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry, in April 2000, the Company acquired Horizon Photonics, Inc. (Horizon), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. 70% of the third quarter’s precision molded lenses were manufactured in the new China facility.

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

Liquidity: During fiscal years 2005 and 2006, cash usage had been a concern. In fiscal 2005, cash used in operations was approximately $1.1 million. In fiscal 2006, cash used in operations for the year was approximatty $2.1 million. During the nine months ending March 31, 2007, the Company used approximately $1,439,000 of cash for operating activities. Although there can be no assurance, we are optimistic that we will achieve our planned results of improving cash flows from operations, although we still expect them to be negative in the near term. The Company has no firm commitments for any material future financing at this time. At March 31, 2007, the Company has a cash and cash equivalent balance of approximately $1.9 million.

For the quarter ended March 31, 2007, cash decreased by $552,000 compared to an increase of $2,112,000 in the same period of the prior fiscal year. The increase in cash in the prior year was primarily related to a $3.6 million private placement in March 2006 reduced by the net loss for the period, capital expenditures and payments to vendors. The decrease in cash for the nine months ended March 31, 2007 was $1,881,000. This was primarily due to payments to vendors and capital equipment expenditures.

On January 11, 2006, the Company and Regenmacher Holdings, Ltd. (“Regenmacher”) executed a four-year secured loan agreement. The secured loan facility, carried an interest rate of 1% above the prime rate and provided for borrowings of up to a maximum borrowing base of $500,000 to be secured by the financed assets and other mutually agreed upon assets. LightPath did drawn $500,000 during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the Regenmacher loan converted into a term loan with a balance of $500,000 and will be amortized over a thirty six (36) month period. Payments will be made in thirty-six (36) equal monthly installments.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating positive cash flow from operations on an ongoing basis. Factors which could adversely affect cash balances in future quarters include, but are not

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) on a per share basis, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Management believes the Company has sufficient cash to fund operations for the next twelve months.

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

Intangible assets, consisting of patents, trademarks, and others, are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful life of the related assets ranging from ten to seventeen years.

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

March 31, 2007

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

3. Inventories

The components of inventories include the following at:

	March 31, 2007	June 30, 2006
Raw material	$684,585	$805,419
Work in Process	919,149	908,700
Finished Goods	109,198	162,674

	$1,712,932	$1,876,793

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	March 31, 2007	June 30, 2006
Manufacturing equipment	5	$6,408,782	$5,728,094
Computer equipment and software	5	604,573	591,159
Furniture and fixtures	5	187,253	180,035
Platinum molds	5	44,100	44,100
Leasehold improvements	7	714,833	714,833

Total Property and Equipment		7,959,541	7,258,221

Less accumulated depreciation and amortization		6,424,051	6,085,570

Total property and equipment, net		$1,535,490	$1,172,651

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	March 31, 2007
	Gross Carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Patents and trademarks granted	$621,302	$380,480	$240,822

Total	$621,302	$380,480	$240,822

6. Stock and share based payments

Overview—Effective July 1, 2005 (fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes generally accepted accounting principles for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, the Company elected to adopt the modified prospective application method as its transition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining requisite service period. In accordance with this method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Share-based Payment Arrangements—At July 1, 2005, the Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which only non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At March 31, 2007, there were options remaining for 5,000 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Options Authorized	Options Outstanding at March 31, 2007	Available for Issuance at March 31, 2007
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	915,625	534,657	26,209
Non-Qualified Plan	5,000	5,000	—
ESPP	200,000	—	178,280

	1,120,625	539,657	204,489

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 2,000 shares on any purchase date and 4,000 shares on an annual basis. The first distribution under this plan was issued in January 2006. This discount is included in selling, general and administrative expense in the accompanying financial statements and was $2,600 and $1,738 for the nine months ended March 31, 2007 and 2006, respectively.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

For stock options granted in the nine months ended March 31, 2007 and 2006, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended
	March 31, 2007	March 31, 2006
Range of expected volatilities	300% - 305%	266% - 368%
Weighted average expected volatility	305%	273%
Dividend yields	0%	0%
Range of risk-free interest rate	4.63% - 5.05%	4.40% - 4.55%
Expected term, in years	2 - 7	6 - 6.5

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions was 44%. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the nine months ended March 31, 2007 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding June 30, 2006	187,794	17.34	6.5	178,100	1.7

Granted	160,000	4.65		70,000
Exercised	(3,172)	3.56		(22,500)
Cancelled	(28,065)	15.65		(2,500)
Options Outstanding

March 31, 2007	316,557	10.97	8.3	223,100	0.7

Awards exercisable/ vested as of March 31, 2007	66,882	36.24	6.0	106,648	—

Awards unexercisable/ unvested as of March 31, 2007	249,675	4.20	9.1	116,452	2.0

	316,557			223,100

	Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	$4.64	$4.60	$4.63

The weighted-average grant date fair value of all share option awards granted during the nine months ended March 31, 2007 and 2006 was $4.63 and $3.08, respectively. The total intrinsic value of share options exercised during the nine months ended March 31, 2007 and 2006 was $8,047 and $3,232, respectively.

The total intrinsic value of shares outstanding and exercisable at March 31, 2007 and 2006 was $120,640 and $71,063, respectively.

The total fair value of shares vested during the nine months ended March 31, 2007 and 2006 was $114,851, and $65,741, respectively. As of March 31, 2007, there was $781,551 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

The cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Quarter ended June 30, 2007	46,865	37,215	84,080
Year ended June 30, 2008	178,069	148,861	326,930
Year ended June 30, 2009	103,803	103,827	207,630
Year ended June 30, 2010	94,925	29,213	124,138
Year ended June 30, 2011	38,773	—	38,773

	462,435	319,116	781,551

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters of each year. The Company’s ESPP is not administered with a look-back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2007 and changes during the nine months then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
Unexercisable/unvested awards
At June 30, 2006	131,332	102,300	233,632	$3.28
Granted	160,000	70,000	230,000	$4.63
Vested	(23,762)	(53,348)	(77,110)	$3.27
Cancelled/Issued	(17,895)	(2,500)	(20,395)	$4.48

At March 31, 2007	249,675	116,452	366,127	$4.08

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2007 included in the Condensed Consolidated Statement of Operations:

	Stock Options	RSU	Total
General and administrative expenses	$72,832	$107,489	$180,321
	—
Cost of Goods Sold	26,953	—	26,953

Research & Development	10,082	—	10,082

	$109,867	$107,489	$217,356

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 1,039,453 shares would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity if significant. The Company, as of March 31, 2007, had approximately $766,000 in assets and $539,000 in net assets located in PRC. New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC. Intellectual property was valued in the transferred asset basis in PRC.

9. Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the impact of SFAS 157 on its consolidated financial position and results of operations to be material.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus of Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires the disclosure of the Company’s accounting policy

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

regarding its gross or net presentation of externally imposed taxes on revenue producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company does not expect the impact of adopting EITF 06-3 on its consolidated financial statement disclosures to be material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath” or the “Company”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant was expected to increase overall production capacity and enable us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. 70% of the third quarter’s precision molded lenses were manufactured in the new China facility. We have increased the capacity of the Shanghai facility by increasing capital equipment and enlarging the number of Shanghai employees. We have added sales staff in Shanghai and are now prospecting for larger volumes and lower cost lenses.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the nine months ended March 31, 2007 and 2006 we incurred a de-minimus loss on foreign currency.

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

Our key indicators:

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At June 30, 2006 our backlog was approximately $4.3 million.

At March 31, 2007, our disclosure backlog was $2.1 million, indicating that we have shipped the majority of the delinquent backlog during the first nine months of fiscal 2007. Our recent bookings activity has showed a recent slow down in sales growth in disclosure backlog from our communications customers, which may continue into the quarter ending June 30, 2007. Our communications customers have pushed out expected ship dates or are not placing new orders.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At March 31, 2007, our DCSI was 72 compared to 51 at March 31, 2006. During the first nine months of fiscal 2007, we increased our inventory level of preforms due to increased production in China and to support their staff training efforts.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At March 31, 2007, our DSO was 59. At March 31, 2006, our DSO was 66. The DSO decrease was due to enhanced collection efforts.

Other Key Indicators – Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes.

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. These efforts continue, but may not succeed resulting in a need to raise additional capital. Should capital not continue to be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future equity financing at this time, and we had a book cash balance of approximately $1,709,000 at May 11, 2007.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. On February 1, 2007 the loan balance was $500,000 and it was converted to a three-year note, with thirty-six equal payments. The loan balance was $486,000 at March 31, 2007.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate new industrial and military optics customers. Actions that support these efforts in the current quarter include new product development and customer prospecting in new targeted markets. Recent sales efforts this quarter have included expanded advertising and presence at appropriate trade shows.

Our fiscal 2007 operating plan and related financial projections anticipated sales growth, improving margins based on production efficiencies and reductions in both product costs and administrative expenditures. We have made reductions in administrative expenditures and product costs. Actual revenue had not met our planned revenue due to a slowdown in the telecommunications market and competitive pricing pressures. We believe the impact of these factors will be reflected in future quarters.

During the nine months ending March 31, 2007, the Company used approximately $1,439,000 of cash for operating activities. Although there can be no assurance, we are optimistic that we will achieve our planned results of improving cash flows from operations, although we still expect them to be negative in the near term. The Company has no firm commitments for any material future financing at this time. At March 31, 2007, the Company has a cash and cash equivalent balance of approximately $1.9 million.

For the quarter ended March 31, 2007, cash decreased by $552,000 compared to an increase of $2,112,000 in the same period of the prior fiscal year. The increase in cash in the prior year was primarily related to a $3.6 million private placement in March 2006 reduced by the net loss for the period, capital expenditures and payments to vendors. The decrease in cash for the nine months ended March 31, 2007 was $1,881,000. This was primarily due to payments to vendors and capital equipment expenditures.

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

Sources and Uses of Cash

Our recurring sources and uses of cash are quite straightforward: we collect receivables after invoicing customers for product shipments and we pay vendors for materials and services purchased. Other significant uses of cash are payments to employees for wages and compensation, payments to providers of employee benefits and payments on our debt obligations. All other sources and uses of cash are typically immaterial. However we do make expenditures for capital goods, and have received small amounts of cash for the sale of surplus equipment. For some time, the net balance of these cash flows has been negative, meaning a net use of cash. This net use of cash has been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock and equipment financing.

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

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of March 31, 2007:

Contractual Obligations

(dollars in 000’s)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	Comments
Operating lease	$1,340	$542	$742	$56	Real estate lease with monthly payments
Capital lease	44	16	28	—	Equipment lease with monthly payments
Note payable	486	167	319	—	Equipment financing line of credit & term note
Open purchase obligations	397	397	—	—	Current purchase orders outstanding

	$2,267	$1,122	$1,089	$56

We do not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues:

For the quarter ended March 31, 2007, we reported total revenues of $2.9 million compared to $3.1 million for the third quarter of last fiscal year, a decrease of 7% and a decrease of approximately 23% compared to second quarter of fiscal 2007 revenue of $3.8 million. The decrease from the second to the third quarter of fiscal 2007 was due to lower sales on the precision molded optics and isolator product lines. The decrease from the third quarter of last year was primarily attributable to lower sales volumes of molded optics products, partially offset by higher collimator and gradium product sales.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2007 compared to third quarter fiscal 2006 increased to 25% from 10% in the prior period. The total manufacturing cost of $2.2 million was $0.6 million lower in the third quarter of fiscal 2007 than the same period of the prior fiscal year. Gross margin improvements were attributable to improvements in the isolator and collimator product lines which carry higher margins.

Selling, General and Administrative:

During the third quarter of fiscal 2007, selling, general and administrative costs (“SG&A”) were approximately $0.9 million, which was a decrease of approximately $238,000 compared to $1.2 million in the third quarter of fiscal 2006. This decrease was due to lower commissions due to lower sales and lower bad debt expense, legal fees and depreciation. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force in China while seeking other cost reductions such as employee benefits and accounting fees.

New Product Development:

New product development costs increased by approximately $27,000 to approximately $289,000 in the third quarter of fiscal 2007 versus $262,000 in the third quarter of fiscal 2006. We anticipate a minor increase this fiscal year in staffing levels as we work to meet the volume of specific customer design requests that are expected to lead to new and continued sales.

Amortization of Intangibles:

At the end of the first quarter of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized. Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the third fiscal quarter of 2007 and 2006.

Other Income (Expense):

Interest expense was approximately $11,000 in the third quarter of fiscal 2007 versus interest expense of $7,000 in the third quarter of fiscal 2006. This increase was due to additional borrowings on the equipment line of credit. Other income was approximately $12,000 in the third quarter of fiscal 2007 versus other income of $34,000 in the third quarter of fiscal 2006. This decrease was due to lower interest income due to lower cash balances.

Net Loss:

As a result of the foregoing, net loss was approximately $520,000 or $0.12 per share during the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006, in which we reported a net loss of $1,118,000 or $0.29 per share. This represents an $598,000 decrease in net loss. Weighted-average shares outstanding increased in the third quarter of fiscal 2007 compared to the third quarter in fiscal 2006 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

Fiscal First Nine Months: Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Revenues:

For the nine months ended March 31, 2007, we reported total revenues of $11.1 million compared to $8.8 million for the first nine months of last fiscal year, an increase of 26%. The increase was primarily attributed to higher sales volumes of molded optics products.

Cost of Sales:

Our gross margin percentage in the first nine months of fiscal 2007 compared to first nine months fiscal 2006 increased to 27% from 18% in the prior period. The total manufacturing cost of $8.1 million was $0.9 million higher in the first nine months of fiscal 2007 than it was in the same period of the prior fiscal year. Gross margin improvements were attributable to improvements in direct labor and overhead made possible by increasing production of molded optics in Shanghai, improvements in the isolator and gradium product lines, which generally have higher margins, and increased engineering project revenue.

Selling, General and Administrative:

During the first nine months of fiscal 2007, selling, general and administrative costs (“SG&A”) were approximately $3.5 million, which was an increase of approximately $118,000 compared to $3.4 million in the first nine months of fiscal 2006. This increase was due to increases in commissions due to higher sales and higher accounting fees due to the annual audit. Over the remainder of this fiscal year, we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force in China while seeking other cost reductions such as employee benefits and accounting fees.

New Product Development:

New product development costs increased by approximately $69,000 to approximately $831,000 in the first nine months of fiscal 2007 versus $762,000 in the first nine months of fiscal 2006. This increase was due primarily to increased wages and relocation expenses. We anticipate a minor increase in staffing levels during the remainder of this fiscal year as we work to meet the volume of specific customer design requests are expected to lead to new and continued sales.

Amortization of Intangibles:

At the end of the first nine months of fiscal 2006, a major component of our identifiable, amortizing intangible assets from prior acquisitions became fully amortized and, therefore, for the first nine months of fiscal 2007, amortization expense from intangibles was reduced by approximately $18,000 to $25,000 compared to $43,000 in the first nine months of fiscal 2006.

Gain on Sales of Assets:

Gain on sale of assets of approximately $9,000 was recorded in the first nine months of fiscal 2006 versus none in the first nine months of fiscal 2007. The gain in 2006 was from the sale of excess equipment. No significant additional sales or cash proceeds from this excess equipment are expected.

Other Income (Expense):

Interest expense was approximately $34,000 in the first nine months of fiscal 2007 versus interest expense of $13,000 in the first nine months of fiscal 2006. This increase was caused primarily by additional borrowings on the equipment line of credit. . Other income was approximately $79,000 in the first nine months of fiscal 2007 versus other income of $55,000 in the first nine months of fiscal 2006. This increase was caused primarily by an increase in interest income due to higher cash balances.

Net Loss:

As a result of the foregoing, net loss was approximately $1,319,000 or $0.29 per share during the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006, in which we reported a net loss of $2,544,000 or $0.68 per share. This represents an $1,225,000 decrease in net loss. Weighted-average shares outstanding increased in the first nine months of fiscal 2007 compared to the first nine months in fiscal 2006 primarily due to the sale of 730,000 shares to private investors in the third quarter of fiscal 2006.

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

Fair value of compensation expense under FAS 123R. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions was 44%. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2006.

During the fiscal quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management has concluded that the material weaknesses in internal controls relating to inventory, financial reporting, payroll processing and accrued liabilities as described in Item 9A of the Company’s Form 10K for the year ended June 30, 2006, have not been fully remediated. During the quarter ended March 31, 2007, management made progress in remediating certain aspects of the weaknesses reported, specifically in the payroll processing, fixed assets and accrued liabilities consistent with the remediation action plan described in Item 9A of the

Company’s Form 10K for the year ended June 30, 2006. However, other aspects of the weaknesses reported, especially with respect to internal controls over inventory, are still in the remediation process and appear to continue to constitute material weaknesses. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses described above.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

Exhibit Number	Description	Notes
3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

14. This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 15, 2007	By:	/s/ Kenneth Brizel
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

Exhibit Number	Description	Notes
10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

14. This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto.

*	Filed herewith.