Form 10-K
period 2007-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2007-10-01
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007 or

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

Indicate by check mark whether the registrant is a shell company. As defined, in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $16,034,966 as of September 24, 2007.

As of September 24, 2007, the number of shares of the registrant’s Class A Common Stock outstanding was 5,323, 481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LightPath Technologies, Inc.

Form 10-K

PART I

Item 1. Business.

General

LightPath Technologies, Inc. (“LightPath” or “Company”) manufactures optical components and higher-level assemblies including precision molded glass aspheric optics, precision molded infrared molded optics, isolators, proprietary fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to do their jobs:

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

In September 2000, we acquired Geltech, Inc. (“Geltech”), a Delaware corporation originally founded in May 1985. Geltech was a manufacturer of precision molded glass aspheric optics, which had broad applicability to numerous application markets. Precision molded glass aspheric optics are also used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides. We acquired all of the outstanding shares of Geltech for approximately 103,000 shares of our Class A common stock and approximately $1 million in acquisition costs (an aggregate purchase price of approximately $28.5 million, based on the then-market price of our common stock). We manufacture precision molded glass aspheric optics at our facility in Orlando, Florida. During fiscal 2002, we expanded the Orlando manufacturing facility, and in fiscal 2003, in order to reduce costs, we relocated our corporate headquarters to Orlando and reorganized our manufacturing facility there to accommodate all of the production previously performed in New Mexico for GRADIUM glass lenses and collimators as well as the isolator product line from California.

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

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provided a launching point to drive our sales expansion in Asia/Pacific.

Business Strategy

Our strategy is to diversify away from strictly telecom markets toward our optics customer base for imaging products, which represents over 1,000 companies worldwide engaged in a wide variety of markets. We had not emphasized applications with these customers during the telecommunications boom and we are working diligently to service and participate in the development of their next generation of applications and products. We continue to serve a number of telecom customers; most of them are in a broader market of communications, including datacom, hybrid-fiber coax and telecommunications. We have leveraged our patents and know-how to develop new products for applications in Blue Lasers, Infrared Imaging and Fiber Laser Delivery Systems.

Because complex customer application systems can contain many optical components and our products can be utilized to reduce the number or type of lens elements in such systems, we believe that our products can simplify the design and improve the performance of such complex optical systems. However, design and production of an optical product is a lengthy process, and it may take years for producers to redesign complex optical systems using our products, reconfigure the product housing, re-engineer the assembly process and initiate commercial quantity orders for our products. Accordingly, we intend to focus our long-term marketing efforts on emerging industries, such as medical devices, industrial and performance-driven industries that are seeking to optimize performance of new and existing optical products.

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

During fiscal 2007 we continued to offer more lens designs utilizing our proprietary lead free glass ECO550, used for precision molded aspheric lenses. The European Parliament has established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese have established “Green” requirements in 2003, for the elimination of certain hazardous substances used in electronic equipment, both of which are now in effect. ECO550 glass is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

We continue to develop our molded infrared aspheric optics product line with new short (SWIR), mid (MWIR) and LWIR materials; this new product line is called the Black Diamond ™ precision molded glass aspheric optics. Traditionally our aspheric lenses have been limited to visible and near-infrared wavelengths. Recent advances in optical materials now provide a common technology path to produce molded infrared aspheric optics over the wavelength range of 1 to 14 microns. Traditionally, infrared optics rely on individually diamond turned, polished or other lengthy manufacturing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems. Precision molded infrared aspheric optics find imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense industries.

We are still developing our precision molded infrared aspheric optics products for imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense. LightPath has a market in molding precision optics and we intend to continue to expand into infrared area. We anticipate the growth of infrared optics and the requirements in systems for our molded technologies over traditional ground and polished lenses.

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

During 1999 and 2000, we expanded this product line, demonstrating to the telecommunication optical components industry that we can provide low-cost products and solutions to meet their telecom-related collimator needs. Beginning in 2001, the telecom equipment market slowed dramatically, reducing the demand for the optical components segment of the market. During fiscal 2004 we introduced seven new ruggedized collimators for use in high-power ND:YAG beam delivery units including fiber lasers. Due to the decline of this initial market segment, we pursued investigating other opportunities incorporating our unique patented laser fusion technology and began selling new high power collimators during fiscal 2005. We are working on developing new military accounts but to date have generated a small amount of revenue from these sales in fiscal 2007.

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

Our growth strategy continues to be to increase our emphasis on key laser market niches in the United States, Europe and Asia to establish the necessary products and partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold some of our GRADIUM production equipment to an Asia/Pacific company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in Asia/Pacific. This agreement was renegotiated in fiscal 2003, whereby we obtained a royalty for their GRADIUM sales and we will maintain U.S. GRADIUM distribution rights. Distribution agreements are in place with specialty distributors to further assist in obtaining penetration into the high-power YAG laser and high performance lens end-markets.

Optical Assemblies

We are currently producing optical assemblies based on our proprietary technologies. We are working to design, build and sell optical assemblies into the markets for test and measurement, medical devices, military, industrial and communications. Our efforts, particularly in the medical devices, military and industrial markets, have resulted in revenue increases of over 14% during fiscal 2007 as compared to fiscal 2006.

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

Sales Organization

Our sales staff is trained to promote and sell all of our product lines to our customers. In order to be more accessible to potential customers we have divided our sales staff into the following territories:

U.S. East Half & Eastern Canada,	Asia
U.S. West Half & Western Canada,	Europe

In addition, we have formalized relationships with fourteen industrial, laser, optoelectronics and medical component distributors located in foreign countries and in the United States to assist in distribution of our products geographically outside the United States and in highly specific target markets. Because the optics industry is highly fragmented, we utilize these distributors, certain catalog distributors, our own catalog and our Internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make limited use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

Trade Shows

We display our product line additions and enhancements at one or more trade shows each year. For example we participated in Photonics West in January 2007 and SPIE East in April 2007. We also attended CLEO and shows in Europe (Laser Munich) and Asia (ILOPE- Beijing & IOE – Shanghai). Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

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

We believe we can be successful in securing business because of our unique capabilities in optical design engineering that we make available on the merchant market. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign production source. We also continue to have the proprietary GRADIUM lens glass technology and the ability to make unique, elemental-impregnated porous-silica optical media that can be used in various test and measurement and sensing applications.

Manufacturers of conventional lenses and optical components include corporations such Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products. In addition, although these companies do not manufacture axial gradient lenses, and although we believe that we have substantial technological expertise in this field, these companies could rapidly pursue development of axial gradient products, in light of their substantial resources. In addition, our products compete with other products currently produced by these manufacturers.

Aspheric lenses

Manufacturers of aspheric lenses provide significant competition for our molded glass aspheric lenses in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Panasonic, ALP’s and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. Plastic molded aspheres, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost as their measure of success over performance and durability.

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

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera and Sumitomo. Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing custom specialty and hybrid components according to particular OEM specifications. The Orlando production facility retains an emphasis on automation, particularly in the isolator and collimator lines moved from California and New Mexico, respectively, in fiscal 2003.

Collimators

LightPath’s collimator line focuses on high power laser in the fiber laser market. There are currently only a handful of direct competitors for our collimators. These include Optoskand and Oz Optics.

Manufacturing

Molded Aspheres and GRADIUM

Our manufacturing is done in a 41,000 square foot production facility in Orlando, Florida and in a 17,000 square foot production facility in Shanghai. With unused space remaining in both facilities, we believe our space is adequate to accommodate our foreseeable needs. Both facilities feature areas for each step of the manufacturing process including tooling and coating work areas, pre-form manufacturing, and a clean room for pressing and integrated assembly. Both facilities include new product development labs and space that include development and metrology equipment.

The molded glass asphere manufacturing area in both facilities include lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The Orlando facility also features a tooling and machine shop, which can support: new product development; commercial production requirements for our lens holders; and the fabrication of proprietary press workstations and mold equipment.

In Orlando, we have furnaces to produce boules and glass coring equipment for our current needs of GRADIUM for our sales in the United States and Europe. We also obtain GRADIUM boules from Hikari Glass in Japan.

We are ISO 9000:2001 certified. Much of our product qualification is performed in-house at both facilities. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPC’s) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers demand rigorous testing prior to their purchase of our products.

Isolators

In our Orlando clean room, our isolator manufacturing equipment includes dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. The primary benefits of our approach to manufacturing are (i) reduced costs as a result of higher yields and more units produced, and (ii) product consistency as a result of eliminating manual labor. We believe we are the only manufacturer of free-space isolators currently using automated manufacturing.

Collimators

Our collimator assembly workstations in our Orlando clean room include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations. They are International Traffic in Arms Regulations (ITAR) compliant.

Subcontractors and Strategic Alliances

We believe that low-cost manufacturing will be crucial to our long-term success. In that regard, we have generally used subcontractors in our production process to accomplish certain processing steps requiring capabilities that are specialized. For example, we presently use a number of qualified subcontractors for fabricating some lenses, polishing certain lenses where required, and coating them.

Our proprietary GRADIUM boules are produced by Hikari Glass, which also remits a royalty to us for its sales to customers in Asia/Pacific. This arrangement allows our product to gain sales exposure in Asia/Pacific and provides us with a second source for boule production.

We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. One such glass is a glass composition licensed from and manufactured by Corning, Inc. Corning is currently our sole source for this glass composition and they have informed us that they will no longer be manufacturing it after 2007. We are in the process of transitioning to different glass composition made by Hikari and Ohara. We do not believe the inability to use the Corning glass compositions will adversely affect our operations.

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

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are either owned and maintained by us or licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expired in 2006; the remainder expire at various times through 2019. We do not expect a material effect to result from the expiration of the patent in 2006. Patent applications corresponding to some of our United States applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

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

As a result, our present new product development efforts are focused on markets that include Infrared Optics for imaging, blue lens applications, YAG lasers, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during the fiscal years 2007, 2006 and 2005 of $1,174,132, $1,038,390 and $985,357, respectively. We currently plan to expend approximately $1.2 million for new product development during fiscal 2008, which could vary depending upon revenues levels, customer requirements and market opportunities perceived.

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

Concentration of Customer Risk

In fiscal 2007 sales to two customers, Santur and T-Networks comprised more than 10% of our annual sales, with sales to Santur at 14% and sales to T-Networks at 12%. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues. Sales to Intel were 10% of our total revenues in fiscal 2006. During fiscal 2007 Intel moved their production to a subcontractor whom is a customer of ours. Adding the sales of the subcontractor and Intel together, they comprise at 10% of revenues.

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

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2007	6/30/2007	$1,849,000
Q3-2007	3/31/2007	$2,076,000
Q2-2007	12/31/2006	$2,553,000
Q1-2007	9/30/2006	$4,080,000
Q4-2006	6/30/2006	$4,320,000
Q3-2006	3/31/2006	$3,617,000

Geographic Area Financial Information

Our revenues were primarily attributable to customers from the United States, but we did have 22% of our revenues from customers based in Europe, North Africa and Asia.

The detail by country is:

China	245,714	2%
Canada	410,118	3%
England	210,221	2%
Germany	405,204	3%
Italy	173,464	1%
Sweden	293,123	2%
Thailand	827,709	6%
All others	418,062	3%

	2,983,616	22%

Employees

At June 30, 2007, we had 197 full-time equivalent employees, with 87 in Florida and 110 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2008. Eighteen of our employees are engaged in management, administrative and clerical functions, seventeen in new product development, eleven in sales and marketing and 151 are in production and quality functions. Additionally we had 17 persons on temporary or contractor status. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees is represented by labor unions.

Executive Officers

As of June 30, 2007, the following individuals were serving as executive officers:

Kenneth Brizel has served as a Director of LightPath, Chief Executive Officer and President since July 2002. Mr. Brizel has spent more than 20 years in the communications and microelectronics industries. From October 2000 until July 2002 he was Senior

Vice President Strategy and Business Development for Oplink Communications. From April 1997 to September 2000, Mr. Brizel was Director of Strategic Marketing for Optoeletronics and Network Communications Integrated Circuits groups within Lucent Microelectronics. Mr. Brizel’s diverse experiences include assignments at RCA/GE, Lucent/Agere, Mostek and Star Semiconductor before joining Oplink. His responsibilities spanned sales, engineering, marketing strategy and business development. Mr. Brizel received his Bachelor of Science and Master of Science degrees in Electrical Engineering from Rensselaer Polytechnic Institute in Troy, New York. Mr. Brizel’s employment with LightPath terminated as of September 18, 2007, at which time he also resigned as a director.

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

J. James Gaynor was appointed Interim Chief Executive Officer on September 18, 2007. He formerly was the Corporate Vice President Operations since July 2006. Mr. Gaynor is a mechanical engineer with 25 years of business and manufacturing experience in volume component manufacturing in electronics and optics industries. Prior to joining LightPath from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that he was Vice president of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division from March 2000 to April 2002. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelors of Science degree in Mechanical Engineering from the Georgia Institute of Technology and has worked in manufacturing industries since 1976.

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

A. Risks Related To Our Business and Financial Results

We Have Substantial Cash Requirements and May Need External Financing To Fund Our Operations. While we have raised capital recently and while we continue to take actions to reduce cash used in operations, there can be no assurance that we will generate sufficient cash to fund our future operations and growth strategies. We may need to obtain additional external financing in the future. We do not have any commitments from others to provide additional financing in the future, and there can be no assurance that any such additional financing will be available if needed or, if available; will be on terms favorable to us. In the event any such financing is not obtained, our operations will be materially adversely affected and we could be forced to cease or substantially reduce operations. Any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve substantial restrictive covenants or require the pledging of substantially all of our assets.

Our cash used in operations for fiscal 2007 was approximately $1.9 million compared to $2.0 million used in fiscal 2006. Our cash flow projections for the 2008 fiscal year indicate we have sufficient cash available to fund our operations for at least the next 12 months. However, the operating plans and financial projections may not be fully achieved. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, collectibility issues with regard to accounts receivable, increased material costs, increased labor costs, increased health insurance and benefits costs and increases in discretionary spending.

Should we find it necessary to raise more capital, in addition to the capital raised in July 2007, we may find that such funds are either not available or are available only on terms that are unattractive in terms of cost or dilution of existing stockholders’ interests, or both. In the event that we find it necessary to raise additional funds to sustain operations and we are unable to do so, we may need to take such actions as additional restructuring of operations to reduce costs, or to discontinue operations altogether. Should that occur, the realizability of our assets, especially inventory, property and equipment, intellectual property and other intangible assets may be such that significant adjustments to our consolidated financial statements would be required.

We Have A History Of Losses And If We Continue To Incur Losses Our Business May Fail. We have incurred net losses of $3.4 million, $3.5 million and $5.6 million for fiscal 2006, 2005 and 2004, respectively. During the fiscal 2007, we incurred net losses of $2.6 million and, as of June 30, 2007, we had an accumulated deficit of $192.3 million. We expect to continue to incur significant sales and marketing, administrative and product development expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in our optical markets, we may not be able to sustain or increase profitability thereafter on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Because Of Our Dependence On A Few Key Customers, The Loss of Any Key Customer Could Cause A Significant Decline In Our Revenues. In fiscal 2007, Santur accounted for approximately 14% of our net revenue and our top five customers accounted for approximately 43% of our revenues. In fiscal 2006 and 2005, Intel accounted for 10% and 13% of our net revenue, respectively. Part of our continuing strategy in fiscal 2007 was to gain key customer relationships of more significance and impact to generate higher revenues at lower costs. This strategy has met with some success however we believe that our operating results will continue to be notably dependent on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

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

Our New Market Penetration Efforts Are Progressing But May Not Prove Successful. Our efforts to diversify our sales to additional optical applications in multiple industries are progressing, however, our current line of products has not generated sufficient revenues to sustain our operations. While we believe our existing products are commercially viable, we anticipate the need to educate the optical components markets in order to generate market demand and market feedback may require us to further refine these products. Expansion of our product lines and sales into new markets will require significant investment in equipment and facilities. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

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

Our Past Operating History May Hinder Our Ability To Accurately Forecast Revenues And Expenses. Although over 20 years old, LightPath has only generated significant revenues (higher than $5 million per year) since fiscal 2000. Through fiscal 1996, our primary activities were basic research and development of glass material properties. Because of this highly variable operating experience we have in the past and may in the future be unable to accurately forecast our revenues from sales of our products. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. New product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results, including cash flows, and may result in further volatility of or a decline in our stock price.

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

We Anticipate Further Reductions in the Average Selling Prices Of Our Products and Therefore Must Increase Our Sales Volumes, Reduce Our Costs and/or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of some of our products over the last seven years, including most of our passive component products. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline, increasing the projected cash needed to fund operations. To address these competitive pressures, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

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

Recently, the Employment of Our Chief Executive Officer was Terminated, And The Loss Of His Services Could Materially Adversely Affect Our Business. Our success was largely dependent upon the personal efforts and abilities of Kenneth Brizel, our President and Chief Executive Officer. Mr. Brizel’s employment with the Company has been terminated and he has resigned as a director. J. James Gaynor has been appointed interim Chief Executive Officer while we conduct a search for a permanent Chief Executive Officer, which search will include current executive officers as well as outside candidates. There can be no assurance that we will be able to employ a candidate with the qualities and experience we desire under terms and conditions acceptable to us. Our business, prospects and results of operations could be materially adversely affected as we seek a replacement for Mr. Brizel and such adverse affects could continue if we are unable employ a qualified candidate for the position in a timely manner.

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

Our Products Have Long And Variable Sales Cycles Which Reduce Our Ability To Accurately Forecast Revenues. The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers may view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This is particularly the case with our defense application market. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle (often up to one year). While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and product development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical markets, we cannot predict the length of these sales and development cycles. These long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

Current And Pending Litigation May Adversely Impact Operating Results. On May 2, 2000, we commenced a class action lawsuit in the Chancery Court of Delaware, New Castle County (the “Delaware Action”). In that action, we sought a declaratory judgment with respect to (i) our right to redeem our Class E common stock on March 31, 2001 for $.0001 per share, (ii) the right of the holders of Class E common stock to vote at the Annual Meeting to be held on October 6, 2000, and (iii) for certification of the holders of Class E common stock as a class and the named defendants as its representatives. The Delaware Action was settled in fiscal 2002 with the final settlement agreement requiring us to pay $0.40 per share to each Class E holder. The settlement agreement permitted Class E stockholders to elect not to participate in the settlement and thus was not binding on any Class E stockholders who so elected. Approximately 12% of the former Class E stockholders elected not to participate in the settlement and their case has consequently been dismissed. Since the beginning of fiscal 2003, we have distributed approximately $1.4 million of the $1.5 million estimated total cost arising under the settlement agreement.

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

Sales, Political, Currency And Other Risks Associated With Our International Sales And Supply Could Negatively Impact Our Business. For fiscal 2007, approximately 22% of our net revenues were from sales to international customers; and, in fiscal 2006, approximately 16% of our net revenues were from sales to international customers. Our international sales will be limited if we cannot establish and/or maintain relationships with international distributors, establish foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to risks including the following

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

In order to expand our international production capacity and sales, we formed in November 2005 LightPath Optical Instrumentation (Shanghai) Co., Ltd, a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. This manufacturing facility increased overall production capacity and has enabled us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It has also provided a launching point to drive our sales expansion in Asia/Pacific.

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

We May Issue Additional Securities With Rights Superior To Those Of The Common Stock, Which Could Materially Limit The Ownership Rights Of Stockholders. We may offer additional debt or equity securities in private and/or public offerings in order to raise working capital or to refinance our debt. Our board of directors has the right to determine the terms and rights of any debt securities and preferred stock without obtaining the approval of the stockholders. It is possible that any debt securities or preferred stock that we sell would have terms and rights superior to those of the common stock and may be convertible into common stock. Any sale of securities could adversely affect the interests or voting rights of the holders of common stock, result in substantial dilution to existing stockholders, or adversely affect the market price of our common stock. We have no present plans to issue any convertible preferred stock or any other preferred stock.

Our Stock Price Has Been, And May Continue To Be, Subject To Large Price Swings, Which We Are Not Able To Control. Broad market fluctuations or fluctuations in our operations may adversely affect the market price of our common stock. The market for our common stock is volatile, the bid-ask spread is often large and the trading volume and activity can be low and sporadic. The trading price of our common stock has been and will continue to be subject to:

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

Statements of or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could have an adverse effect on the market price of our common stock. In addition, the stock market as a whole, as well as our particular market segment, have from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies and which often have appeared unrelated to the operating performance of these companies. Although our shares are publicly traded on NASDAQ, the trading market for our shares can be limited. During fiscal 2007, NASDAQ-reported trading volume for our shares averaged 46,469 shares per trading day. We cannot forecast or control any material increase in the trading volume for our shares. A lack of an active trading market for our shares could negatively impact stockholders’ ability to sell their shares when they desire and the price, which they could obtain.

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

Our Management And Principal Stockholders Control A Substantial Amount Of Our Stock And May, Therefore, Influence Our Affairs. If our management and a few principal stockholders act in concert, disposition of matters submitted to stockholders or the election of our entire board of directors may be hindered. We estimate that management, including directors, and our principal stockholders (stockholders owning more than 5% of our common stock) beneficially owned approximately 14% of the aggregate common stock outstanding as of September 17, 2007.

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

•

the fact that in 1998 we adopted a stockholder rights plan and declared a dividend distribution of a right to purchase one share of Series D Participating Preferred Stock for each outstanding share of Class A common stock. The description and terms of such rights are set forth in a Rights Agreement dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent (copy of the Rights Agreement and related documents was filed as an exhibit to our Current Report filed on a Form 8K on March 22, 2006);

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

Outstanding Warrants, Stock Options And Restricted Stock Agreements May Inhibit Our Ability To Accomplish Future Financings And Adversely Affect Our Stock Price. The existence of our outstanding warrants, options and restricted stock and the potential for sales of significant amounts of previously unregistered shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the terms on which we can obtain additional financing or the prevailing market price of our common stock. As of June 30, 2007, there were issued and outstanding:

•	4,512,543 shares of our common stock;

•	warrants issued in private placement and other transactions pursuant to which 280,796 shares of out common stock are issuable, at a weighted average exercise price of approximately $9.38 per share;

•	warrants issued to the selling shareholders pursuant to which 219,000 shares of our common stock are issuable at an exercise price of $7.41 per share;

•	outstanding options under our amended and restated omnibus plan to purchase an aggregate of 299,530 shares of our common stock, with an average exercise price of approximately $11.35 per share; and

•	restricted stock award grants for 223,100 shares of our common stock that have been granted of which 113,098 have vested.

In addition, 42,110 shares of our common stock were reserved as of June 30, 2007, for issuance pursuant to future grants to be made under our Amended and Restated Omnibus Incentive Plan.

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

The eligibility of the foregoing shares to be sold to the public, whether pursuant to an effective registration statement, Rule 144 or an exemption from the registration requirements may have a material adverse effect on the market value and trading price of our common stock, the scope or extent of which effect we cannot predict.

We Have Agreed To Certain Limitations Upon Potential Liability Of Our Directors, Which Could Prevent Recovery Of Monetary Damages. Our Certificate of Incorporation provides that directors will not be personally liable for monetary damages to the

Company or its stockholders for a breach of fiduciary duty as a director, subject to limited exceptions. Although such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission, the presence of these provisions in our Certificate of Incorporation could prevent the recovery of monetary damages by the Company or its stockholders.

We May Have Difficulty Obtaining Director And Officer Liability Insurance In Acceptable Amounts For Acceptable Rates. We carry insurance protecting our officers and directors and us against claims relating to the conduct of our business (“D&O insurance”). D&O insurance covers the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims are extremely expensive to defend against and resolve. Therefore we purchase and maintain D&O insurance to cover some of these costs. We pay significant premiums to acquire and maintain D&O insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of these insurance coverages. In recent years the premiums we have paid for D&O insurance had increased substantially. During fiscal 2007 and 2006 we were able to renew our D&O insurance for a reduction in premium over the previous year. We cannot assure that, in the future, we will be able to obtain what we adjudge to be sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Further, due to our available financial resources at the time the current coverage expires (February 2008), we may be unable to pay for or we may choose not to seek as much coverage as we adjudge to be sufficient. Failure or inability to obtain such insurance, or the election to accept less than we adjudge sufficient or none at all, could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, obtaining such insurance in an inadequate amount or obtaining none at all may impair our future ability to retain and recruit qualified officers and directors.

Business Interruptions Could Adversely Affect Our Business. We manufacture our products at manufacturing facilities located in Orlando, Florida and Shanghai, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando facility is subject to a lease that expires in November 2008, and the Shanghai facility is subject to a lease that expires in November 2011. Our operations are vulnerable to interruption by fire, hurricane winds and rain, electric power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan for either facility, and we do not have a backup facility, other than the other facility, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities may be subject to electrical blackouts as a consequence of a shortage of available electrical power. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at such facility. Any losses or damages incurred by us as a result of blackouts, rebuilding, relocation or other business interruptions, including the aforementioned, could result in a significant delay or reduction in manufacturing and production capabilities, impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in reduced sales, lost revenue, and/or loss of market share, any of which could substantially harm our business and the results of operations.

As an example of this type of risk, we experienced an electric power outage at our Orlando facility caused by the storm named “Hurricane Charley” from the evening of August 13, 2004 to the morning of August 17, 2004. During this period, we were without the use of our production capacity and lost approximately six shifts of production.

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

Future Acquisitions To Add To Our Product, Process Or Management Capabilities May Fail To Produce The Desired Benefits And Will Likely Be Dilutive To Existing Stockholders. We anticipate that in the future, as part of our business strategy, we may find strategic acquisitions of complementary companies, products or technologies to be desirable. In the event of any such future acquisitions, we could:

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

The Loss Of, Or Our Inability To Hire, Key Personnel Would Reduce Our Ability To Manage Our Business Effectively. Our future success depends upon the continued services of our executive and non-executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our management. We also depend upon our ability to attract additional members to our operations teams to support our strategy. The loss of any of these key employees would adversely affect our business. As of September 2007, we had 197 full-time equivalent employees, with 87 located in Florida and 110 in located in China. We also had 17 workers engaged as independent contractors. We expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

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

The Optical Networking Market Is Unpredictable And Characterized By Rapid Technological Changes And Evolving Standards. The optical networking market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. It is difficult to predict this market’s potential size or future growth rate. It has already gone through a virulent decline. Widespread adoption of optical networks would be helpful to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

•	maintaining and enhancing our relationships with our customers;

•	the education of potential end-user customers and network service providers about the benefits of optical networks;

•	the ability of our customer base to grow their businesses that depend on optical networks; and

•	our ability to accurately predict and develop our products to meet industry standards.

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

C. Risks Related To Manufacturing Our Products

If We Do Not Accurately Project Demand For Our Products, We Will Have Excess Manufacturing Capacity Or Insufficient Manufacturing Capacity Which Can Adversely Affect Our Financial Results. We currently manufacture our products in our facility located in Orlando, Florida, and in our manufacturing facility located in Jiading, which is near Shanghai in the People’s Republic of China, which is owned by LightPath Optical Instrumentation (Shanghai) Co., Ltd, our wholly owned subsidiary. Based on uncertainty in global economic conditions and particularly in our telecommunication market based products, we believe lower demand for various products will continue through fiscal 2008. We intend to continue to operate at a “right-sized” production level during fiscal 2008 while retaining flexibility to meet demand if it should increase in the near future. We will accomplish this, in part, by maintaining some of our production workforce as temporary employees or contractors.

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

On February 11, 2004, the University of Florida Research Foundation, Inc. (“UF”) notified us that we were in default under the terms of the Amended and Restated License Agreement (“UF Agreement”) for failure to pay certain back royalties and in April 2004 notified us that they had terminated the UF Agreement. UF claims that we owe $83,000 in unpaid royalties, of which $70,000 is accrued at June 30, 2007. While we dispute the amount owed and have previously engaged in discussions with UF about the matter, we do not believe that the termination of the UF Agreement has materially adversely affected our business since the licensed technology had never generated annual sales in excess of 3% of our total revenues from a single customer who had previously notified us that they were ceasing purchase of the product. UF has not made any efforts since mid 2004 to collect the amounts UF alleges that we owe them.

Item 2. Properties

We occupies a 41,000 square foot facility in Orlando, Florida. Our Orlando facility includes a 9,000 square foot clean room and 8,000 square feet used for storage. Lease terms on our Orlando facility call for monthly rental payments of approximately $72,000 until November 2008, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs. The Orlando facility houses corporate headquarters, engineering, manufacturing management and some manufacturing operations. The territorial sales personnel maintain an office from their homes to serve their geographical territories. The Company believes that this facility is fifty percent larger than required for its immediate business needs. Over the next few months, we will be evaluating other locations, as our lease expires in November 2008. We are also working with our current landlord and others to secure appropriate and affordable lease terms.

We also leased a 17,000 square foot facility located in Jiading, Peoples Republic of China in November 2005. The lease expires November 2010. The facility is used primarily for manufacturing operations located in the Jiading Industrial Zone near Shanghai. The China facility houses 110 employees. The rent is approximately $5,300 per month. This manufacturing facility increased overall production capacity and has enabled us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It has also provided a launching point to drive our sales expansion in Asia/Pacific. We believe our China facility is adequate to meet our future needs. Current production levels are at 4% of capacity. We have the ability to add additional work shifts, to meet demand.

Item 3. Legal Proceedings

We may from time to time become involved in lawsuits and legal proceedings. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we are subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NCM from the appropriate market. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2007
Quarter ended June 30, 2007	$6.24	$4.63
Quarter ended March 31, 2007	$6.91	$4.72
Quarter ended December 31, 2006	$6.09	$3.41
Quarter ended September 30, 2006	$4.50	$3.20

Fiscal Year Ended June 30, 2006
Quarter ended June 30, 2006	$6.57	$3.61
Quarter ended March 31, 2006	$6.72	$1.81
Quarter ended December 31, 2005	$2.80	$1.78
Quarter ended September 30, 2005	$3.15	$2.35

As of September 5, 2007, we estimate there were approximately 360 holders of record and approximately 7,200 street name holders of the Class A common stock.

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

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	517,630	$8.21	42,110

Equity compensation plans not approved by security holders(1)	5,000	3.20	N/A

Total	522,630	$8.14	42,110

(1)	We issued stock options not in a qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Amended and Restated Omnibus Incentive Plan.

STOCK PERFORMANCE GRAPH

The following graph provides a comparison of LightPath’s cumulative total stockholder return with the performance of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronic Components Stock Index as a published industry or line-of-business index. The following graph assumes the investment of $100 on June 30, 2002 in LightPath Common Stock. The NASDAQ Stock Market (U.S.) Index’s and the NASDAQ Electronic Components Stock Index’s returns assume reinvestment of stock and cash dividends.

Comparison of 5 Year Cumulative Total Returns*

Among LightPath Technologies, Inc., the NASDAQ Stock Market (U.S.) Index

And the NASDAQ Electronic Components Stock Index

	Jun-02	Jun-03	Jun-04	Jun-05	Jun-06	Jun-07
LightPath Technologies, Inc.	100	316	683	333	451	542
Nasdaq Stock Market (U.S.) Index	100	68	76	95	96	102
Nasdaq Electronic Components Stock Index	100	61	68	91	78	75

Item 6. Selected Financial Data

The table below presents portions of our consolidated financial statements and is not complete. The selected financial data set forth below for the fiscal years ended June 30, 2003 through 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements.

Fiscal Year ended June 30,

In 000’s except per share data	2007	2006	2005	2004	2003
Total Revenues	$13,352	$12,173	$11,754	$8,332	$6,785
Cost of Sales	$10,306	$10,119	$9,396	$6,283	$8,149
Operating Loss	$(2,677)	$(3,470)	$(3,425)	$(5,973)	$(19,312)
Net loss	$(2,615)	$(3,369)	$(3,480)	$(5,598)	$(21,192)
Basic & Diluted Net Loss per share	$(0.58)	$(0.86)	$(1.05)	$(1.98)	$(8.20)
Number of shares used in per share calculations	4,501	3,929	3,317	2,831	2,585

In 000’s
Total Assets	$6,628	$9,174	$7,609	$9,681	$12,498
Working Capital	$2,573	$4,972	$4,258	$4,593	$4,935
Stockholders’ Equity	$4,125	$6,430	$5,930	$7,989	$11,181

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

Subsequent Events

In July 2007 we raised gross proceeds of approximately $3.2 million by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $192,000 were paid netting the proceeds to us of $2,993,000 800,000 shares of common stock were sold at $4.00 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors also received warrants with an exercise period of five years beginning on January 26, 2008 for the future purchase of 240,000 shares of our common stock at $5.25 per share. If all of the warrants are ultimately exercised an additional $1.3 million will be raised. Montauk Securities acted as exclusive placement agent and financial advisor. We have received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of indemnification of the investor for its expenses incurred in connection with transaction. The demand is based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision, for example alleged omissions related to the termination of the employment of our Chief Executive Officer and our financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believe there is no factual basis for the investor’s claims and have responded to the investor rejecting the demand. We are unable to determine what further action, if any, the investor will take with regard to its claims, including whether the investor will pursue its claims through litigation, which we would vigorously defend.

A Registration Statement on Form S-3 will be filed with the Securities and Exchange Commission to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants.

On September 18, 2007 we announced the resignation of our President and Chief Executive Office, Kenneth Brizel. He also resigned as a director on that date. We also announced the appointment of J. James Gaynor as Interim Chief Executive Officer effective September 18, 2007.

Liquidity and Capital Resources

History: From February 1996 (when our IPO occurred) to fiscal 2001, inclusive, we raised a net total of approximately $86 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our capital stock. We did not have any equity or debt financing transactions in fiscal 2003; however in fiscal 2006, 2005 and 2004 we raised approximately $3.6 million, $1.0 million and $1.9 million, respectively, from the issuance of common stock in private placements.

Our optical product markets experienced a severe downturn beginning fiscal 2001, which continued through fiscal 2003 and resulted in a significant decline in the demand for our products over that period. Beginning in 2004 and continuing in fiscal 2007, we believe that some improvement occurred in demand for our products in several of our markets. Nevertheless, we did not reach a status of positive cash flow or profitability during fiscal 2007. We have developed our operating plan for fiscal 2008 and forecasted revenues and cash flows. We believe we currently have adequate financial resources for implementation and achievement of our fiscal 2008 operating plan and to sustain operations as currently conducted in the coming year.

Cash flows: Cash used by operations during fiscal 2007 was approximately $1.9 million, a decrease of approximately $0.1 million from fiscal 2006. During the course of fiscal 2007, we had one-time expenses of approximately $0.8 million, caused by glass yield issues, overtime for direct labor, travel for engineering and management to resolve issues at our Shanghai facility, and freight and duty expenses. We anticipate lower glass costs, as we move to suppliers in Asia, by replacing an internally fabricated material with purchased materials, improving our cash flow in future years. Poor glass yield resulted in higher than expected ending inventory but will be used in future periods.

While progress has been made to reduce operating cash outflow since fiscal 2004, significant risk and uncertainty remains. Our cash used by operations was approximately $418,000 for the fourth quarter of fiscal 2007. The fiscal 2008 operating plan and related financial projections which we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

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

During fiscal 2007, we expended approximately $830,000 for capital equipment in comparison to $569,000 during fiscal 2006. The majority of the capital expenditures during fiscal 2007 were related to equipment used to enhance or expand our production capacity. These capital expenditures did not include the previously contemplated purchase of an anti-reflective coating machine. Management decided to postpone the purchase of the coating machine pending further review. Our operating plan for fiscal 2008 estimates expenditures at lower levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

In July 2007 we raised gross proceeds of approximately $3.2 million by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $192,000 were paid netting the proceeds to us of $2,993,000 800,000 shares of common stock were sold at $4.00 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors also received warrants with an exercise period of five years beginning on January 26, 2008 for the future purchase of 240,000 shares of our common stock at $5.25 per share. If all of the warrants are ultimately exercised an additional $1.3 million will be raised. Montauk Securities acted as exclusive placement agent and financial advisor. We have received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of indemnification of the investor for its expenses incurred in connection with transaction. The demand is based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision, for example alleged omissions related to the termination of the employment of our Chief Executive Officer and our financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believe there is no factual basis for the investor’s claims and have responded to the investor rejecting the demand. We are unable to determine what further action, if any, the investor will take with regard to its claims, including whether the investor will pursue its claims through litigation, which we would vigorously defend.

Key Performance Indicators

How we operate

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” them small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

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

Sales Backlog:

Going forward, sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “Disclosure Backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, higher backlog is better for us.

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2007	6/30/2007	$1,849,000
Q3-2007	3/31/2007	$2,076,000
Q2-2007	12/31/2006	$2,553,000
Q1-2007	9/30/2006	$4,080,000
Q4-2006	6/30/2006	$4,320,000
Q3-2006	3/31/2006	$3,617,000

Our Disclosure Backlog at June 30, 2006 was $4.3 million. Comparing fiscal 2007 to fiscal 2006 our backlog at the end of fiscal 2006 was higher in communications products, due to an increase in orders and higher than normal delinquent delivery rate. Due to market conditions, throughout fiscal 2007 new communications orders were lower. We believe the downward trend in the Disclosure Backlog was principally caused by a slow down in telecommunications orders in the third and fourth quarter of fiscal year 2007 and we expect it to continue through fiscal 2008.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2007	6/30/2007	76
Q3-2007	3/31/2007	72
Q2-2007	12/31/2006	57
Q1-2007	9/30/2006	46
Fiscal 2007 average		63
Q4-2006	6/30/2006	58
Q3-2006	3/31/2006	51
Q2-2006	12/31/2005	80
Q1-2006	9/30/2005	87
Fiscal 2006 average		62

In comparison, our days cost of sales in inventory at June 30, 2006 was 58, comparing to 76 at June 30, 2007. We believe this upward trend in inventory was principally caused by a build up of inventory in our China facility based in Shanghai. We expect inventory levels to decline through fiscal 2008 as we ship the current inventory on these orders.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2007	6/30/2007	56
Q3-2007	3/31/2007	61
Q2-2007	12/31/2006	48
Q1-2007	9/30/2006	42
Fiscal 2007 average		52
Q4-2006	6/30/2006	53
Q3-2006	3/31/2006	66
Q2-2006	12/31/2005	52
Q1-2006	9/30/2005	62
Fiscal 2006 average		58

In comparison, our days sales outstanding at June 30, 2006 was 53, compared to 56 at June 30, 2007. We plan to monitor our collections efforts to keep this key indicator as low as possible but no higher than 55. We have noticed an increase in DSO as more of our revenues are from international customers who tend to take longer to pay.

The table below presents certain of our significant contractual obligations as of June 30, 2007. The operating leases relate to real estate and are commitments that are expensed as paid per the terms of the related contracts.

Contractual Obligations – Payments Due By Period

(dollars in 000’s)	Payments due by period					Comments
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease	$1,531	$739	$413	$135	$243	Real estate lease with monthly payments
Capital lease	40	16	24	—	—	Equipment lease with monthly payments
Note payable	445	167	278	—	—	Equipment financing line of credit & term note
Open purchase obligations	450	450	—	—	—	Current purchase orders outstanding

	$2,466	$1,372	$715	$135	$243

Year ended June 30, 2007 compared to the year ended June 30, 2006

Consolidated Operations

Our consolidated revenues totaled $13.4 million for fiscal 2007, an increase of approximately $1.2 million or 10% compared to revenues for fiscal 2006 of $12.2 million. The increase was attributable to increases in sales of aspheric lenses partially offset by decreases in sales of isolator and collimator product sales. The increase in sales of aspheric lens increases were from across several of the industries that we serve with that product line. In our operating plan for fiscal 2008 we expected to see continued revenue gains in aspheric lenses while collimators and isolator sales are expected to remain at current levels.

Fiscal 2007 consolidated cost of sales of $10.3 million was approximately 77% of net revenues of $13.4 million, which is a decrease over fiscal 2006 when our cost of sales was approximately 83% of net revenues. This decrease was caused by several factors. Among them, shifting production volumes of molded optics to our China facility, moving more production to lower cost glass and manufacturing of holders in house. Going forward into fiscal 2008, the emphasis will be continued unit cost reductions driven by efficient purchasing and more sourcing in China and higher yields due to a more experienced workforce in Shanghai. Over the course of fiscal 2007, as our manufacturing has shifted to Asia, we have reduced our headcount in Orlando from 149 down to 103. Going further now into first quarter of fiscal 2008 we have reduced Orlando to 88 employees. By moving a majority of our manufacturing to Asia we should be able to eliminate wasted office space within the Orlando location. We anticipate reducing the space requirements during fiscal 2008 and 2009 by more than 50%, delivering considerable saving in our overhead. Based on this expected decrease in costs our operating plan projects higher gross margin levels in fiscal 2008 than we achieved in fiscal 2007.

Selling, general and administrative expenses increased by approximately $81,000 to $4.5 million in fiscal 2007 from $4.43 million in fiscal 2006. The increase was primarily due to increased stock compensation expense for stock options and restricted stock issued in October 2006. During fiscal 2007 we have reduced expenses by a voluntary reduction in executive and board compensation. This is planned to continue into the first half of fiscal 2008. Our operating plan for fiscal 2008 projects business levels that will require selling, general and administrative expenses to decrease, primarily caused by a reduction in our workforce in Orlando. Our intent is to manage the Orlando workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2007 increased by approximately $134,000 to approximately $1.2 million. This increase was primarily due to increased materials cost and labor for our China engineering staff. Our operating plan for fiscal 2008 projects some increases in new product development spending in order to support increased quote and customer design activity as well as continued investment in new product projects.

In fiscal 2007 our amortization of intangibles decreased by approximately $27,000 to approximately $33,000 from approximately $60,000 in fiscal 2006. This decrease was due to certain of our patents becoming fully amortized in early fiscal 2007.

Interest expense increased by approximately $36,000 to $58,000 of income from approximately $22,000 of expense in fiscal 2006. This is primarily due to a $500,000 equipment line of credit being converted to a three-year note in February 2007.

Other income decreased by approximately $4,000 to $120,000 of income from approximately $124,000 of income in fiscal 2006, due to interest earned on lower cash balances.

Net loss for fiscal 2007 was approximately $2.6 million compared with $3.4 million in fiscal 2006, an improvement of approximately $754,000. This $754,000 improvement in the current year was comprised principally of:

•	Gross margin improvement of $994,000;

•	G&A stock compensation expense increases of $17,000;

•	Higher material costs for new product development of $134,000;

•	Reduced amortization expense of $27,000.

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

Other income and expenses increased by approximately $157,000 to $102,000 of income from approximately $55,000 of expense in fiscal 2005. The increase during fiscal 2006 was partially due to the fact that we entered into a line of credit to fund capital equipment purchases in fiscal 2006.

Net loss for fiscal 2006 was approximately $3.4 million compared with $3.5 million in fiscal 2005, an improvement of approximately $100,000. This $100,000 improvement in the current year was comprised principally of:

•	Gross margin decrease of $340,000;

•	G&A wage increases of $400,000; and

•	Depreciation and amortization reduction of $900,000.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for bad debts, inventory reserves, valuation of deferred taxes, revenue recognition and valuation of compensation expense on stock-based awards. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. Our critical and significant accounting policies are described in Note 1 of our financial statements in Item 8. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Allowance for Accounts Receivable, is calculated by taking 100% of the total of invoices that are over 90 past due from due date and 10% of the total of invoices that are over 60 past due from due date.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been expensed in the period not capitalized into inventory. Also unusual or abnormal costs, primarily relating to the start up of the China facility have been expensed. The inventory obsolesce reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

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

Revenue is generally recognized from product sales when products are shipped to the customer, provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment of products to the customer.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. We believe that the adoption of this standard will not have a significant impact on our financial statements, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation (“FIN” No 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for the first interim period beginning in fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings. The Company does not expect the impact of FIN 48 on its consolidated financial position and results of operations to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this FSP will have on the on the Company’s consolidated financial position and results of operations however, we do not believe that the adoption of FSP EITF 00-19-2 will have a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

See index at page F-1 for the Financial Statements for each of the years in the three-year period ended June 30, 2007.

Supplementary Quarterly Financial Data (unaudited)

The following table summarizes unaudited, quarterly financial data for fiscal 2007 and fiscal 2006:

(In 000’s except per share data)

Fiscal 2007 – Quarters Ended

	September 30	December 31	March 31	June 30	Full Year
Sales	$4,386	$3,789	$2,900	$2,277	$13,352
Gross profit	$1,073	$1,200	$722	$51	$3,046
Net loss	$(455)	$(344)	$(520)	$(1,296)	$(2,615)
Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.12)	$(0.29)	$(0.58)
Number of shares used in per share calculation	4,479	4,493	4,506	4,506	4,501

(In 000’s except per share data)

Fiscal 2006 – Quarters Ended

	September 30	December 31	March 31	June 30	Full Year
Sales	$2,702	$2,954	$3,107	$3,410	$12,173
Gross profit	$552	$744	$309	$448	$2,053
Net loss	$(808)	$(618)	$(1,118)	$(825)	$(3,369)
Basic and diluted net loss per share	$(0.22)	$(0.17)	$(0.29)	$(0.18)	$(0.86)
Number of shares used in per share calculation	3,696	3,696	3,827	4,464	$3,929

The following table summarizes unaudited, product line revenue data for fiscal 2007 and 2006, (in thousands):

	Fiscal 2007 – Revenue Data
	Aspheric	Isolators	Collimator
Revenues	$10,274	$2,356	$722

	Fiscal 2006 – Revenue Data
	Aspheric	Isolators	Collimator
Revenues	$8,876	$2,695	$602

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 12, 2006, our Board of Directors approved the dismissal of its independent registered public accounting firm KPMG LLP (“KPMG”). KPMG was the principal accountant of our financial statements for the fiscal years ended June 30, 2006 and 2005. KPMG’s report on the financial statements for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles.

In connection with the audits for the fiscal years ended June 30, 2006 and 2005 and through December 12, 2006, we had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of KPMG would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

As previously reported and as discussed under Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2006, management identified the following material weaknesses in our internal control over financial reporting: financial reporting issues concerning supervision of the accounting staff and footnote disclosures for stock based compensation, revenue recognition, inventory and accrued liabilities. Significant deficiencies also were reported in internal controls surrounding our policies and procedures related to payroll processing and fixed assets. During the year ended June 30, 2007, management made some progress in remediating certain aspects of the deficiencies reported, specifically in the payroll processing and fixed assets. However, other aspects of the deficiencies reported in inventory and accrued liabilities are still in the remediation process and to continue to constitute material weaknesses and significant deficiencies.

Except for the matters described above, there are no reportable events under Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”) that occurred during the fiscal years ended June 30, 2006 and 2005 and through December 12, 2006. Our authorized officer has discussed the material weaknesses described above with KPMG, and we authorized KPMG to respond fully to the inquiries of Cross, Fernandez & Riley, LLP (“CFR”) which we engaged as our independent registered public accounting firm, concerning the subject matter of the material weaknesses and significant deficiencies described above.

On December 12, 2006, the Board of Directors appointed CFR, an independent member of the BDO Seidman Alliance network of firms, as the new independent public accounting firm to audit our financial statements. There was no discussion between us and CFR regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on our financial statements. Furthermore, no written or oral advice was provided by CFR that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. We have not consulted with CFR regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10–K. Based upon that evaluation the CEO and CFO concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses and significant deficiencies in its internal control over financial reporting as of June 30, 2007, as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Inventory

We identified the following material weakness relating to internal controls over inventory:

•

Our procedures over identification of obsolete inventory items were not operating effectively during the year. Additional management analysis at year-end resulted in a material adjustment to write-off obsolete inventory.

We identified the following significant deficiencies relating to internal controls over inventory:

•

Our policies and procedures regarding unit of measurement standards in the inventory system were not designed effectively during the year. Audit procedures discovered that the unit of measure for a significant raw material component was placed into the inventory system incorrectly, resulting in an adjustment to the financial statements. Management’s review of inventory and the tag count system in place are considered compensating controls, but they do not reduce the likelihood of an error to less than remote.

•

Our policies and procedures regarding inventory standard costs were not designed or operating effectively in that updates were not completed throughout the year to reflect changes in actual prices and freight-in costs were not included in inventory. These differences when aggregated were not significant enough to receive an adjustment to the financial statements. Management review of inventory and gross margins are considered compensating controls, but they do not reduce the likelihood of an error to less than remote.

Accrued Liabilities

We identified the following material weakness relating to internal controls over accrued liabilities:

•

Our procedures used to identify and record certain liabilities were not operating effectively during the year. Audit procedures identified certain accruals that were overstated including accrued inventory receipt and accrued franchise taxes and an understatement of accrued payroll at year-end. The aggregate of these items resulted in a material adjustment to the financial statements.

Information Technology

We identified the following significant deficiency relating to internal controls over information technology:

•

Our policies and procedures regarding information technology were not designed effectively during the year in that we did not currently maintain back up data files offsite and do not have a formal disaster recovery plan, which could have a significant effect on our accurate reporting of financial information or have a significant effect on the timely requirements of financial reporting to our shareholders.

Financial Reporting

We identified the following significant deficiency relating to internal controls over the financial reporting closing process:

•

Our policies and procedures relating to the financial reporting process did not ensure that financial statements were prepared and reviewed in a timely manner. Specifically, we had insufficient review of accrued bonuses and monthly cash reconciliations during the year. Management review of financial reports is considered a compensating control, but does not reduce the likelihood of an error to less than remote.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Plan for Material Weaknesses and Significant Deficiencies in Internal Control over Financial Reporting

Management has concluded that we lacked sufficient controls over ensuring proper inventory valuation. We are still in the process of reviewing the entire inventory process to determine the cause of the areas of continuing control breakdowns and develop viable long-term solutions. We are also reviewing various operational and financial responsibilities in an effort to make this process more efficient and create more preventive controls through out the process, including the need to hire additional staff. Additionally, we need to perform a review of all significant part numbers to ensure accurate bill of materials used in the manufacturing process and appropriate costing of inventory items. We will revamp the process we use to determine obsolete items and will conduct testing for obsolete inventory on a quarterly basis. We will review cost variances on a regular basis to identify purchase price or unit measure issues in a more timely manner.

Management has also concluded that we lacked sufficient controls over accrued liabilities. We will continue to review the entire purchasing process to determine the cause of the areas of continuing control breakdowns and will develop new controls to ensure proper cutoff and recording of accrued liabilities particularly those surrounding vendor invoices, accrued payroll and franchise taxes.

Management has also concluded that we lacked sufficient controls over information technology. We are in the process of implementing an off site backup plan and developing a disaster recovery plan.

Management has also concluded that we lacked sufficient controls over financial reporting. We will review the entire monthly close process to ensure that financial statements are prepared and reviewed in a timely manner. Training on financial reporting and changes in SEC disclosures will be provided to the accounting staff. Since April 2007 the cash reconciliation has been reviewed monthly. We will develop new controls to ensure proper cutoff and recording of accrued liabilities at month end.

The aforementioned material weaknesses and significant deficiencies will not be considered remediated until new processes are fully implemented, operate for a sufficient period of time, and we are confident they are operating effectively. Management anticipates that we will report in our Quarterly Report on Form 10–Q for the first quarter of 2008 that material weaknesses in our internal control over inventory continue to exist and that the disclosure controls and procedures will not be effective as of September 30, 2007. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses and significant deficiencies discussed above.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except as disclosed under the item titled Business, “Executive Officers” in Part I of this report, the information required under this item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of Shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after our end of the fiscal year 2007.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to will be set forth in our proxy statement for our 2007 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2007.

Item 13. Certain Relationships and Related Transactions.

The information required under this item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2007.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our proxy statement for our 2007 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2007 and 2006

Consolidated Statements of Operations—For the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows—For the years ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

Exhibit Number	Description	Notes
3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment dated November 11, 1999 with Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among Registrant, and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among Registrant, and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.12	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among Registrant, and the selling stockholders signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among Registrant, and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

23.1	Consent of Independent Registered Public Accounting Firm	*

23.2	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
14.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto.
15.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and is incorporated herein by reference thereto.
16.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007, and is incorporated herein by reference thereto.
*	Filed herewith.

Li ghtPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Certified Public Accountants

Orlando, Florida

September 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheet of LightPath Technologies, Inc., and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida

September 27, 2007

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,291,364	$3,763,013
Trade accounts receivable, net of allowance of $28,968 and $85,800	1,408,815	1,891,024
Inventories, net	1,853,324	1,876,793
Prepaid expenses and other assets	220,860	145,349

Total current assets	4,774,363	7,676,179
Property and equipment - net	1,563,250	1,172,651
Intangible assets - net	232,605	265,473
Other assets	57,306	59,731

Total assets	$6,627,524	$9,174,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,278,328	$1,668,683
Accrued liabilities	326,525	236,501
Accrued payroll and benefits	413,576	514,424
Note Payable, current portion	166,645	270,710
Capital lease obligation, current portion	16,285	14,255

Total current liabilities	2,201,359	2,704,573

Capital lease obligation, excluding current portion	23,653	39,937
Note payable, excluding current portion	277,741	—

Total liabilities	2,502,753	2,744,510

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 4,512,543 and 4,468,588 shares issued and outstanding	45,125	44,686
Additional paid-in capital	196,417,217	196,064,721
Foreign currency translation adjustment	(43,059)	—
Accumulated deficit	(192,294,512)	(189,679,883)

Total stockholders’ equity	4,124,771	6,429,524

Total liabilities and stockholders’ equity	$6,627,524	$9,174,034

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Years Ending June 30,
	2007	2006	2005
Product sales, net	$13,352,048	$12,172,587	$11,753,968
Cost of sales	10,306,046	10,119,458	9,395,935

Gross margin	3,046,002	2,053,129	2,358,033

Operating expenses:
Selling, general and administrative	4,515,579	4,434,704	4,228,342
New product development	1,174,132	1,038,390	985,357
Amortization of intangibles	32,868	59,535	580,889
Gain on sale of equipment	—	(9,134)	(11,334)

Total costs and expenses	5,722,579	5,523,495	5,783,254

Operating loss	(2,676,577)	(3,470,366)	(3,425,221)

Other income (expense)
Interest expense	(58,442)	(22,292)	(99,489)
Investment and other income	120,390	123,777	44,905

Net loss	$(2,614,629)	$(3,368,881)	$(3,479,805)

Loss per share (basic and diluted)	$(0.58)	$(0.86)	$(1.05)

Number of shares used in per share calculation	4,500,853	3,929,132	3,316,560

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2007, 2006 and 2005

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2004	3,222,549	$32,226	$190,986,547	$(182,831,197)	$—	$(198,857)	$7,988,719
Issuance of common stock	350,000	3,500	981,937	—		—	985,437
Exercise of stock options	781	8	1,016	—		—	1,024
Issuance of restricted stock awards, net of vesting and forfeitures	122,314	1,222	456,830			(458,052)	—
Stock based compensation	—	—	—			434,679	434,679
Net Loss	—	—	—	(3,479,805)		—	(3,479,805)

Balances at June 30, 2005	3,695,644	$36,956	$192,426,330	$(186,311,002)	$—	$(222,230)	$5,930,054
Adoption of FAS 123R	—	—	(222,230)			222,230	—
Private placement of common stock	730,000	7,300	3,573,756	—		—	3,581,056
Exercise of stock options	8,749	88	7,399	—		—	7,487
Cashless exercise of warrants	34,195	342	(342)	—	—	—	—
Stock based compensation	—	—	279,808	—		—	279,808
Net Loss	—	—	—	(3,368,881)		—	(3,368,881)

Balances at June 30, 2006	4,468,588	$44,686	$196,064,721	$(189,679,883)	$—	$—	$6,429,524
Issuance of common stock	17,720	177	43,200	—	—	—	43,377
Exercise of stock options	3,735	37	12,772	—	—	—	12,809
Issuance of restricted stock awards, net of vesting and forfeitures	22,500	225	(225)	—	—	—	—
Stock based compensation			296,749	—	—	—	296,749
Comprehensive loss:
Foreign currency translation adjustment				—	(43,059)	—	(43,059)
Net Loss				(2,614,629)	—	—	(2,614,629)

Comprehensive loss							(2,657,688)

	4,512,543	$45,125	$196,417,217	$(192,294,512)	$(43,059)	$—	$4,124,771

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2007	2006	2005
Cash flows due to operating activities
Net loss	$(2,614,629)	$(3,368,881)	$(3,479,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472,222	791,147	1,669,724
Foreign exchange translation adjustment	(43,059)	—	—
Gain on sale of equipment	—	(9,134)	(11,334)
Stock based compensation	296,749	279,808	434,679
Provision for (recovery from) doubtful accounts receivable	56,832	90,200	(138,887)
Changes in operating assets and liabilities:
Trade receivables	539,041	(524,612)	479,388
Inventories	23,469	(135,299)	(361,693)
Prepaid expenses and other assets	(73,086)	82,564	279,658
Accounts payable and accrued expenses including payroll	(401,179)	807,424	68,921
Accrued severence and exit costs	—	—	(41,276)

Net cash used in operating activities	(1,857,304)	(1,986,783)	(1,100,625)

Cash flows due to investing activities
Property and equipment purchases	(829,953)	(569,432)	(133,625)
Proceeds from sale of assets	—	9,915	112,627

Net cash used in investing activities	(829,953)	(559,517)	(20,998)

Cash flows due to financing activities
Proceeds from sale of common stock/exercise of stock options	56,186	7,487	986,462
Proceeds from private placement of common stock, net of expenses	—	3,581,056	—
Payments on note payable	(55,548)	—	—
Borrowings on note payable	229,224	270,710	—
Proceeds (Payments) on capital lease obligations	(14,254)	(12,480)	66,672

Net cash provided by financing activities	215,608	3,846,773	1,053,134

Increase (Decrease) in cash and cash equivalents	(2,471,649)	1,300,473	(68,489)

Cash and cash equivalents, beginning of period	3,763,013	2,462,540	2,531,029

Cash and cash equivalents, end of period	$1,291,364	$3,763,013	$2,462,540

Supplemental disclosure of cash flow information:
Cash paid for Interest	$21,157	$22,292	$7,163

The accompanying notes are an integral part of these consolidated statements.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

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

Liquidity Matters

The Company’s optical product markets experienced a severe downturn beginning in 2001, which continued into 2003 and resulted in a significant decline in the demand for the Company’s products over that period. Beginning in 2004 and continuing through 2007, management believes that some improvement occurred in demand for the Company’s products in several of its markets. Nevertheless, the Company did not reach a status of positive cash flow or profitability during this fiscal year. Management has developed our operating plan for fiscal 2008 and believes the Company has adequate financial resources for achievement of that plan and to sustain operation in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company has a cash balance of approximately $1.3 million at June 30, 2007, as described in more detail in Note 16, in July 2007 the Company raised approximately $3.2 million from the sale of common stock and warrants. The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable.

Cash flows: Cash used by operations during fiscal 2007 was approximately $1.9 million, a decrease of approximately $0.1 million from fiscal 2006. Throughout fiscal 2007, on a comparative basis to 2006, the Company reduced its cash expenditures through the reductions in insurance, professional services, and telecommunication costs. Cash use was also favorably affected in fiscal 2007 by an increase in gross margin.

While progress had been made to reduce operating cash outflow over the last four years, significant risk and uncertainty remains. The Company’s cash used is operations was approximately $418,000 for the fourth quarter of fiscal 2007. The fiscal 2008 operating plan and related financial projections we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures.

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

During fiscal 2007, capital expenditures were $830,000 in comparison to $569,000 during fiscal 2006. The majority of the capital expenditures during fiscal 2007 were related to equipment used to enhance or expand production capacity at our Shanghai location. The Company’s operating plan for fiscal 2008 estimates expenditures at lower levels to enhance or expand capacity, however, spending may be more or less depending on opportunities and circumstances.

2. Summary of Significant Accounting Policies

Condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for Accounts Receivable, is calculated but taking 100% of the total of invoices that are over 90 past due from due date and 10% of the total of invoices that are over 60 past due from due date.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been expensed in the period not capitalized into inventory. Also unusual or abnormal costs, primarily relating to the start up of the China facility have been expensed. The inventory obsolesce reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Intangible assets, consisting of patents, trademarks, and others, are recorded at cost. Upon issuance of the license, patent or trademark, these assets are being amortized on the straight-line basis over the estimated useful life of the related assets ranging from two to seventeen years.

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

Revenue is generally recognized from product sales when products are shipped to the customer, provided that LightPath has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment of products to the customer.

Sales to Santur were approximately $1.8 million and $1.2 million, which represents 14% and 10% of net revenues for the years ended June 30, 2007 and 2006, respectively. Sales to T-Networks were approximately $1.6 million and $1.4 million, which represents 12% and 11% of net revenues for the years ended June 30, 2007 and 2006, respectively. During fiscal 2007 Intel moved their production to a subcontractor whom is a customer of ours. Adding the sales of the subcontractor and Intel together, they would be at 10% of revenues.

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

Effective July 1, 2005, the Company adopted SFAS 123R, which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. SFAS 123R allows the use of either the modified prospective method or the retrospective recognition method. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. SFAS 123R requires that the Company estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods. See Note 9—share based payments arrangements.

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

Comprehensive Loss of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of stockholder’s equity. Our comprehensive loss consists of the foreign currency translation adjustment. For more information see Note 15—foreign operations.

Recent Accounting Pronouncements, which have or will have an effect on the consolidated financial statements, are as follows:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. We believe that the adoption of this standard will not have a significant impact on our financial statements, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation (“FIN” No 48 “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for the first interim reporting period beginning in fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 those will be accounted for as an adjustment to retained earnings. The Company does not expect the impact of FIN 48 on its consolidated financial position and results of operations to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities to which they relate. FSP EITF 00-19-2 requires the contingent obligation in a registration payment arrangement to be separately analyzed under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimations of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. FSP EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the effect that adoption of this FSP will have on the on the Company’s consolidated financial position and results of operations however, we do not believe that the adoption of FSP EITF 00-19-2 will have a material impact on our consolidated financial statements.

3. Inventories

The components of inventories include the following:

	June 30, 2007	June 30, 2006
Raw material	$744,667	$905,093
Work in Process	926,447	908,700
Finished Goods	301,345	162,674
Reserve for obsolesce	(119,135)	(99,674)

	$1,853,324	$1,876,793

4. Property and Equipment – net

Property and equipment consist of the following at June 30:

	Estimated Life (Years)	June 30, 2007	June 30, 2006
Manufacturing equipment	5	$6,529,841	$5,728,094
Computer equipment and software	3-5	603,061	591,159
Furniture and fixtures	5	190,331	180,035
Platinum molds	5	44,100	44,100
Leasehold improvements	7	718,156	714,833

Total Property and Equipment		8,085,489	7,258,221

Less accumulated depreciation and amortization		6,522,239	6,085,570

Total property and equipment, net		$1,563,250	$1,172,651

Assets under capital lease totaled $166,959 as of June 30, 2007 and had related accumulated depreciation of $126,534.

5. Intangible Assets – net

Intangible assets consist of the following at June 30:

Amortization expense related to intangible assets totaled approximately $33,000 and $60,000 during the fiscal years ended June 30, 2007 and 2006, respectively.

	Life In years	2007	2006
Patents and trademarks granted	2-5	$2,860,000	$2,860,000
Other intangibles	10 – 17	621,301	621,301

		3,481,301	3,481,301
Accumulated amortization:
Patents and trademarks granted		(2,860,000)	(2,860,000)
Other intangibles		(388,696)	(355,828)

Total accumulated amortization		(3,248,696)	(3,215,828)

Total intangible assets – net		$232,605	$265,473

The amount of the June 30, 2007, net intangible asset value to be amortized over each of the next five years and beyond follows:

2008	2009	2010	2011	2012	Beyond
$32,868	$32,868	$32,868	$32,868	$32,868	$68,265

6. Capital lease and note payable

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production which has an outstanding balance of $39,938 as of June 30, 2007. We augmented this financing on January 11, 2006, with a four-year secured loan agreement that provided for borrowings of up to $500,000. The four-year secured loan agreement started as a line of credit and converted to a note payable the earlier of January 2007 or when borrowings were at $500,000. The line of credit converted to a note payable in January 2007. The note payable is at 9.25% interest and is payable in thirty-six monthly payments continuing through February 2010. At June 30, 2007 we had drawn approximately $500,000 on the note. The outstanding balance on the note payable was $444,386 as of June 30, 2007 of which $166,645 matures in 2008, $166,645 in 2009 and $111,096 in 2010. Lease payments are secured by the equipment purchased under the lease agreement.

7. Stockholders’ Equity

Preferred stock—The Company’s preferred stock consists of the following:

Authorized 5,000,000 shares of Class D preferred stock, $.01 par value. The stockholders of Class D preferred stock are entitled to one vote for each share held.

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

Preferred Stock—The Company’s preferred stock consists of the following: Authorized 5,000,000 shares of Series D preferred stock, $.01 par value. Certain stockholders have the right to purchase Series D preferred stock, if an unrelated party acquires more than 20% of the Company’s stock. These rights expire in 2008. There were no shares issued as of June 30, 2007.

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

Other warrants include:

•

warrants to purchase up to 35,156 shares of Class A common stock at $48.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors

•

warrants to purchase up to 110,000 shares of Class A common stock at $4.30 per share at any time through February 23, 2009 in connection with a private placement financing in fiscal 2004, these 104,360 warrants were exercised in January 2006 using a cash less exercise option. This leaves a remaining balance of 5,640 warrants

•

a warrant to purchase up to 100,000 shares of Class A common stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 in connection with his providing a line of credit to the Company

•	warrants to purchase up to 219,000 shares of Class A common stock at $7.41 per share at any time through September 20, 2011 in connection with a private placement financing in fiscal 2006

The following table provides information on warrants during fiscal 2007, 2006, and 2005.

	Warrants
	Preferred Class C and E	Class A Common
Outstanding
June 30, 2004	1,412	245,156
Expiration of unexercised warrants	(1,412)	—
Issuance of warrants in connection with private placement financing	—	140,000

June 30, 2005	—	385,156

Cashless exercise of warrants	—	(104,360)
Issuance of warrants in connection with private placement financing	—	219,000

June 30, 2006 and 2007	—	499,796

8. Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid, during the years ended June 30, 2007, 2006, and 2005. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2007	2006	2005
Deferred tax assets:
Net operating loss and credit carryforwards	$36,464,000	$35,991,000	$34,660,000
Stock-based compensation	6,823,000	6,712,000	6,606,000
Capital Loss and R&D credits	1,255,000	1,139,000	941,000
Research and development expenses	2,150,000	2,364,000	2,341,000
Inventory	89,000	69,000	394,000
Accrued expenses and other	2,840,000	2,257,000	2,224,000

Gross deferred tax assets	49,621,000	48,532,000	47,166,000
Valuation allowance for deferred tax assets	(49,511,000)	(48,249,000)	(46,857,000)

Total deferred tax assets	110,000	283,000	309,000
Deferred tax liabilities:
Intangible assets	—	(188,000)	(223,000)
Depreciation and other	(110,000)	(95,000)	(86,000)

Total deferred tax liabilities	(110,000)	(283,000)	(309,000)

Net deferred tax liability	$—	$—	$—

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $97 million prior to the expiration of net operating loss carry-forwards in 2008 through 2026. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets.

At June 30, 2007, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $97 million, which will expire from 2008 through 2025, if not utilized. The Company also has research and development credit carry forwards of approximately $1,162,000, which will expire beginning in 2023, if not previously utilized. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9. Compensatory Equity Incentive Plan and Other Equity Incentives

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

Share-based Payment Arrangements—At July 1, 2005, the Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) includes several available forms of stock compensation of which only non-qualified stock options and restricted stock unit (“RSU”) awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2007, there were options remaining for 5,000 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

Equity Compensation Arrangement	Options Authorized	Options Outstanding at June 30, 2007	Available for Issuance at June 30, 2007
Amended and Restated Omnibus Incentive Plan	915,625	517,630	42,110
Non Qualified Plan	5,000	5,000	—
Employee Stock Purchase Plan	200,000	—	178,280

	1,120,625	522,630	220,390

	Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	$4.65	$4.61	$4.64

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

For stock options granted in the years ended June 30, 2007, 2006 and 2005, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Year Ended
	June 30, 2007	June 30, 2006	June 30, 2005
Range of expected volatilities	300% - 305%	267% - 298%	102% - 112%
Weighted average expected volatility	305%	273%	112%
Dividend yields	0%	0%	0%
Range of risk-free interest rate	4.63% - 5.05%	4.37% - 5.01%	4.16% - 4.25%
Expected term, in years	2 - 7	6 - 6.5	3

Most options granted under the Company’s Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 44% during 2006; the rate was adjusted to 25% for fiscal 2007. The forfeiture rate for RSU’s was 7% for fiscal 2007. The volatility rate is based on a four-year historical trend in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the treasury interest rate for constant maturities.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2007 and 2006 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding June 30, 2005	97,734	21.87	4.6	136,850	2.0

Granted	110,170	3.05	8.3	60,000	2.4
Exercised	(999)	1.28	7.0	(3,750)	—
Cancelled	(19,111)	36.93	7.4	(15,000)	0.7

Options Outstanding June 30, 2006	187,794	17.34	6.5	178,100	1.7

Granted	160,000	4.65	9.2	70,000	2.0
Exercised	(3,735)	3.43	6.5	(22,500)	—
Cancelled	(44,529)	11.48	7.2	(2,500)	—

Options Outstanding June 30, 2007	299,530	11.35	8.0	223,100	1.0

Awards exercisable/vested as of June 30, 2007	62,820	38.49	5.6	113,098	—

Awards unexercisable/unvested as of June 30, 2007	236,710	4.15	8.7	110,002	1.9

	299,530			223,100

The weighted-average grant date fair value of share options granted during the fiscal years ended 2007, 2006 and 2005 was $4.61, $2.11 and $1.63, respectively. The total intrinsic value of share options exercised during the years ended June 30, 2007, 2006 and 2005 was $5,525, $232,884 and $179,758, respectively.

The total intrinsic value of share options outstanding and exercisable at June 30, 2007 was $231,994 and $55,317, respectively.

The total fair value of share options vested during the years ended June 30, 2007, 2006 and 2005 was $108,584, $66,045 and $102,496, respectively.

The total intrinsic value of RSU’s exercise during the years ended June 30, 2007, 2006 and 2005 was $109,800, $15,225 and $309,654, respectively. The total intrinsic value of RSU’s outstanding and exercisable at June 30, 2007 was $216,810 and $102,305, respectively.

The weighted-average grant date fair value of RSU’s granted during the fiscal years ended 2007, 2006 and 2005 was $4.17, $2.41 and $4.06, respectively.

The total fair value of RSU’s vested during the years ended June 30, 2007, 2006 and 2005 was $214,144, $7,150 and $286,208, respectively.

As of June 30, 2007 there was $790,253 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Year ended June 30, 2008	213,387	150,479	363,866
Year ended June 30, 2009	135,319	104,956	240,275
Year ended June 30, 2010	117,585	29,531	147,116
Year ended June 30, 2011	38,996	—	38,996

	505,287	284,966	790,253

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2007 and changes during the year then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
At June 30, 2006	131,332	102,300	233,632	$17.34
Granted	160,000	70,000	230,000	$4.63
Vested	(20,012)	(59,798)	(79,810)	$3.38
Cancelled/Issued	(34,610)	(2,500)	(37,110)	$3.42

At June 30, 2007	236,710	110,002	346,712	$3.97

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the year ended June 30, 2007 included in the Consolidated Statement of Operations:

	Stock Options	RSU	Total
General and administrative expenses	$120,320	$176,429	$296,749

	$120,320	$176,429	$296,749

The following table shows the effect on reported net income and income per share for the year ended June 30, 2005 to reflect the impact had the Company been required to include fair value stock compensation as an expense (pro-forma):

Year Ended June 30, 2005
Net loss, as reported	$(3,479,805)

Add: Total stock-based employee compensation expenses included in reported net loss	434,679

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	877,679

Pro forma net loss	$(3,922,805)

Loss per share:
Basic and diluted, as reported	$(1.05)

Basic and diluted, pro forma	$(1.18)

10. Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2007: stock options and unvested restricted stock awards to acquire 522,630 shares, and warrants to acquire 464,156 shares of Class A common stock.

11. Defined Contribution Plan

The Company implemented a defined contribution plan on January 1, 1997 covering substantially all employees. The original plan was terminated on January 31, 2003 with the closure of LightPath’s New Mexico facility and certain employee accounts transferred to the LightPath defined contribution plan. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2007, 2006, and 2005 were approximately $ 41,000, $34,000 and $41,000, respectively.

12. Lease Commitments

The Company has operating leases for office space. At June 30, 2007, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida. The Orlando lease, which is for a seven-year original term with renewal options, expires November 2008.

As of June 30, 2007, the Company has entered into lease agreements for manufacturing and office facilities in Shanghai, China. The China lease, which is for a five-year original term with renewal options, expires November 2010.

Rent expense totaled $931,852, $853,337 and $852,829 during the years ended June 30, 2007, 2006 and 2005, respectively.

During 2005 and 2006, the company entered into five-year capital lease agreements for manufacturing equipment and is included as part of Property and Equipment. Assets under capital lease are included in manufacturing equipment for $166,959, with accumulated amortization as of June 30, 2007 and 2006 of $126,534 and $26,655, respectively. Amortization related to capital leases is included in depreciation expense.

The approximate future minimum lease payments under capital and operating leases at June 30, 2007 were as follows:

	Capital Lease	Operating Lease
Fiscal year ending June 30,
2008	20,654	739,500
2009	20,654	349,000
2010	5,164	63,900
2011	—	67,700
Thereafter	—	310,600

Total Minimum Payments	$46,472	$1,530,700

Less Imputed Interest	(6,534)

Present value of minimum lease payments included in long term debt	39,938
Less short term portion	16,285

Long term portion	$23,653

13. Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

14. Related Party Transactions

During the fiscal years ended June 30, 2005, and 2004 directors (or their firms) of the Company, provided legal and consulting services to the Company for which they billed the Company an aggregate of approximately $35,000 and $38,000, respectively.

15. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a $43,059 loss at June 30, 2007. The Company as of June 30, 2007 had approximately $601,000 in assets and $342,000 in net assets located in China.

16. Subsequent Events

In July 2007 the Company raised gross proceeds of approximately $3.2 million by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $192,000 were paid netting the proceeds to the Company of $2,993,000 800,000 shares of common stock were sold at $4.00 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors also received warrants with an exercise period of five years beginning on January 26, 2008 for the future purchase of 240,000 shares of the Company’s common stock at $5.25 per share. If all of the warrants are ultimately exercised an additional $1.3 million will be raised. Montauk Securities acted as exclusive placement agent and financial advisor. On September 24, 2007 we received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of indemnification of the investor for its expenses incurred in connection with transaction. The demand is based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of our Chief Executive Officer and our financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believe there is no factual basis for the investor’s claims and have responded to the investor rejecting the demand. We are unable to determine what further action, if any, the investor will take with regard to its claims, including whether the investor will pursue its claims through litigation which we would vigorously defend.

A Registration Statement on Form S-3 will be filed with the Securities and Exchange Commission to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants.

On September 18, 2007 we announced the resignation of our President and Chief Executive Office, Kenneth Brizel. He also resigned as a director on that date. We also announced the appointment of J. James Gaynor as Interim Chief Executive Officer effective September 18, 2007.

17.	Fourth Quarter Adjustment

During the fourth quarter of fiscal 2007, the Company recorded an adjustment to write-off inventory by $120,516 relating to inventory considered obsolete. This inventory was written off during fiscal 2006 but was incorrectly recorded back into inventory during the quarter ended September 30, 2006. The effects of this adjustment on the first quarter of fiscal 2007 would have increased the net loss from $454,869 to $575,385, and would have increased the loss per share (basic and diluted) from $0.10 to $0.13.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: October 1, 2007

By:	/s/ J. James Gaynor
J. James Gaynor
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	October 1, 2007	/s/ Dorothy M. Cipolla	October 1, 2007
James Gaynor, Interim Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP	October 1, 2007	/s/ Sohail Khan	October 1, 2007
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ ROBERT BRUGGEWORTH	October 1, 2007	/s/ LOUIS LEEBURG	October 1, 2007
Robert Bruggeworth Director		Louis Leeburg Director

/s/ DR. STEVEN R. J. BRUECK	October 1, 2007	/s/ GARY SILVERMAN	October 1, 2007
Dr. Steven R. J. Brueck Director		Gary Silverman Director

S-1