Form 10-Q
period 2007-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2007-11-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

5,323,511 shares of common stock, Class A, $.01 par value, outstanding as of November 12, 2007.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1.	Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Unaudited September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$2,882,661	$1,291,364
Trade accounts receivable, net of allowance of $92,018 and $28,968	1,352,960	1,408,815
Inventories	1,758,883	1,853,324
Prepaid expenses and other assets	147,025	220,860

Total current assets	6,141,529	4,774,363
Property and equipment—net	1,586,975	1,563,250
Intangible assets—net	224,388	232,605
Other assets	57,306	57,306

Total assets	$8,010,198	$6,627,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$876,550	$1,278,328
Accrued liabilities	329,655	326,525
Accrued severance	346,060	—
Accrued payroll and benefits	310,744	413,576
Notes Payable	166,645	166,645
Capital lease obligations, current portion	16,835	16,285

Total current liabilities	2,046,489	2,201,359

Capital lease obligation, excluding current portion	19,232	23,653
Note payable, excluding current portion	236,080	277,741

Total liabilities	2,301,801	2,502,753
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 5,323,511 and 4,512,543 shares issued and outstanding	53,235	45,125
Additional paid-in capital	199,474,985	196,417,217
Foreign currency translation adjustment	(22,263)	(43,059)
Accumulated deficit	(193,797,560)	(192,294,512)

Total stockholders’ equity	5,708,397	4,124,771

Total liabilities and stockholders’ equity	$8,010,198	$6,627,524

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Unaudited Three months ended September 30,
	2007	2006
Product sales, net	$2,308,753	$4,386,323
Cost of sales	2,070,042	3,313,198

Gross margin	238,711	1,073,125

Operating expenses:

Selling, general and administrative	1,436,857	1,274,776
New product development	308,480	265,247
Amortization of intangibles	8,217	8,217

Total costs and expenses	1,753,554	1,548,240

Operating loss	(1,514,843)	(475,115)

Other income (expense)
Interest expense	(17,738)	(10,966)
Investment and other income	29,533	31,212

Net loss	$(1,503,048)	$(454,869)

Foreign currency translation adjustment	20,796	—

Comprehensive loss	$(1,482,252)	$(454,869)

Loss per share (basic and diluted)	$(0.28)	$(0.10)

Number of shares used in per share calculation	5,321,844	4,479,117

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Unaudited Three Months Ended September 30,
	2007	2006
Cash flows due to operating activities
Net loss	$(1,503,048)	$(454,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,962	119,622
Foreign exchange translation adjustment	20,796	—
Stock based compensation	58,746	56,994
Provision for doubtful accounts receivable	63,050	13,520
Changes in operating assets and liabilities:
Trade receivables	(7,195)	(144,781)
Inventories	94,441	191,361
Prepaid expenses and other assets	73,835	38,310
Accounts payable and accrued expenses	(155,420)	(117,266)

Net cash used in operating activities	(1,250,833)	(297,109)

Cash flows due to investing activities
Property and equipment additions	(119,470)	(324,572)

Net cash used in investing activities	(119,470)	(324,572)

Cash flows due to financing activities
Proceeds from exercise of stock options	—	121
Proceeds from sale of common stock, net of expenses	2,979,500	—
Proceeds from sale of common stock from employee stock purchase	27,632	—
Borrowings on line of credit	—	2,100
Payments on capital lease obligation	(3,871)	(3,387)
Payments on note payable	(41,661)	—

Net cash provided by (used in) financing activities	2,961,600	(1,166)

Increase (Decrease) in cash and cash equivalents	1,591,297	(622,847)

Cash and cash equivalents, beginning of period	1,291,364	3,763,013

Cash and cash equivalents, end of period	$2,882,661	$3,140,166

Supplemental disclosure of cash flow information:
Interest paid	$7,787	$11,491

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of LightPath Technologies, Inc. (“LightPath” or the “Company”) have been prepared in accordance with the requirements of Article 10 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992. In order to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (Horizon), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. 75% of the first quarter’s precision molded lenses were manufactured in the new China facility.

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

Liquidity: Cash continues to be a concern of the Company. In fiscal 2005, cash used in operations was approximately $1.1 million. In fiscal 2006 and 2007, cash used in operations for the years were approximately $2.0 million and $1.9 million, respectively. During the three months ending September 30, 2007, the Company used approximately $1,251,000 of cash for operating activities. Although there can be no assurance, we are optimistic that we will achieve improved cash flows from operations, although we still expect our cash flows to be negative in the near term. We plan on implementing cost improvements for our products by reducing material and overhead costs and are working on reducing fixed cost by renegotiating our current facility lease in Orlando. The Company has no firm commitments for any material future financing at this time. At September 30, 2007, the Company had a cash and cash equivalent balance of approximately $2.9 million.

For the quarter ended September 30, 2007, cash increased by $1.6 million compared to a decrease of $623,000 in the same period of the prior fiscal year. The increase in cash in the current year was primarily related to a $3.2 million private placement in July 2007. The Company sold 800,000 common shares at $4.00 per share. This increase was partially offset by the net loss for the period, capital expenditures and payments to vendors. The decrease in cash for the three months ended September 30, 2006 was primarily due to the net loss for the period, payments to vendors, capital equipment expenditures and lower collections of accounts receivable.

On January 11, 2006, the Company and Regenmacher Holdings, Ltd. (“Regenmacher”) executed a four-year secured loan agreement. The secured loan facility, carried an interest rate of 1% above the prime rate and provided for borrowings of up to a maximum borrowing base of $500,000 to be secured by the financed assets and other mutually agreed upon assets. LightPath did draw $500,000 during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the Regenmacher loan converted into a term loan with a balance of $500,000 and is amortized over the thirty six (36) month period beginning February 1, 2007, and paid in equal monthly installments.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating positive cash flow from operations on an ongoing basis. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a continued decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been expensed in the period not capitalized into inventory. Also unusual or abnormal costs, primarily relating to the start up of the China facility have been expensed. The inventory obsolescence reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

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

Intangible assets, consisting of patents and trademarks, are recorded at cost. Upon issuance of the license, patent or trademark, the assets are amortized on the straight-line basis over the estimated useful life of the related assets ranging from two to seventeen years.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

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

New product development costs are expensed as incurred.

Management makes estimates and assumptions during the preparation of the Company’s condensed consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Fair values of financial instruments of the Company are disclosed as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities, notes payable and capital leases approximate fair value.

Comprehensive Loss of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of statement of operations. Our comprehensive loss consists of the foreign currency translation adjustment. For more information see Note 8 -foreign operations.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

3. Inventories

The components of inventories include the following at:

	September 30, 2007	June 30, 2007
Raw material	$738,467	$744,667
Work in Process	807,965	926,447
Finished Goods	331,586	301,345
Reserve	(119,135)	(119,135)

	$1,758,883	$1,853,324

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	September 30, 2007	June 30, 2007
Manufacturing equipment	5	$6,622,413	$6,529,841
Computer equipment and software	3 - 5	609,378	603,061
Furniture and fixtures	5	211,233	190,331
Platinum molds	5	44,100	44,100
Leasehold improvements	7	718,156	718,156

Total Property and Equipment		8,205,280	8,085,489
Less accumulated depreciation and amortization		6,618,304	6,522,239

Total property and equipment, net		$1,586,975	$1,563,250

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	September 30, 2007	June 30, 2007
Patents and trademarks granted
Gross Carrying amount	$621,301	$621,301
Accumulated amortization	$396,913	$388,696

Net carrying amount	$224,388	$232,605

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

6. Stock and share based payments

Overview—Under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), the Company elected to adopt the modified prospective application method as its method, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding, the compensation expense based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining requisite service period.

Share-Based Payment Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At September 30, 2007, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Options Authorized	Options Outstanding at September 30, 2007	Available for Issuance at September 30, 2007
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	915,625	470,448	84,292
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	172,312

	1,118,125	472,948	256,604

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 2,000 shares on any purchase date and 4,000 shares on an annual basis. The first distribution under this plan was issued in January 2006. This discount is included in selling, general and administrative expense in the accompanying financial statements and was $2,745 and $0 for the three months ended September 30, 2007 and 2006, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the three months ended September 30, 2007 and 2006, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006
Range of expected volatilities	263% - 309%	267% - 301%
Weighted average expected volatility	2.91	2.93
Dividend yields	0	0
Range of risk-free interest rate	3.82% - 4.47%	4.82% - 5.05%
Expected term, in years	7	6

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rate used in calculating the fair value of grants with both performance and service conditions was 37% for the quarter ended September 30, 2007 and 44% for the quarter ended September 30, 2006. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

Information Regarding Current Share-Based Payment Awards—A summary of the activity for share-based payment awards in the three months ended September 30, 2007 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding
June 30, 2007	299,530	11.35	8.0	223,100	1.0

Granted	5,000	3.88	9.01	—	—
Exercised	—	—	—	(5,000)	—
Cancelled	(47,182)	4.66	8.67	(2,500)	—
Options Outstanding

September 30, 2007	257,348	12.43	7.8	215,600	0.9

Awards exercisable/ vested as of September 30, 2007	59,384	40.45	5.0	110,598	—
Awards unexercisable/ unvested as of September 30, 2007	197,964	4.03	8.6	105,002	1.7

	257,348			215,600

	Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	$3.88	$—	$3.88

The weighted-average grant date fair value of all share option awards granted during the three months ended September 30, 2007 and 2006 was $3.88 and $3.48, respectively. There was no intrinsic value recognized for share options exercised during the three months ended September 30, 2007 and 2006.

The total intrinsic value of share options outstanding and exercisable at September 30, 2007 and 2006 was $133,443 and $10,396, respectively.

The weighted-average grant date fair value of RSU’s granted during the quarter ended September 30, 2006 was $3.67. There were no RSU’s granted during the quarter ended September 30, 2007.

The total intrinsic value of RSUs exercised during the quarter ended September 30, 2007 and 2006 was $20,750 and $8,525, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2007 was $884,365 and $448,607, respectively.

The total fair value of RSU’s vested during the quarter ended September 30, 2007 and 2006 was $18,345 and $69,597, respectively.

The total fair value of option shares vested during the three months ended September 30, 2007 and 2006 was $2,749, and $26,999, respectively. As of September 30, 2007, there was $535,023 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

The compensation cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Nine months ended June 30, 2008	105,814	112,859	218,673
Year ended June 30, 2009	84,914	104,956	189,870
Year ended June 30, 2010	71,736	29,531	101,267
Year ended June 30, 2011	25,213	—	25,213

	287,677	247,346	535,023

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2007 and changes during the three months then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
Unexercisable/unvested awards
At June 30, 2007	236,710	110,002	346,712	$3.97
Granted	5,000	—	5,000	$3.88
Vested	(1,000)	(5,000)	(6,000)	$3.62
Cancelled/Issued	(42,746)	—	(42,746)	$4.54

At September 30, 2007	197,964	105,002	302,966	$3.88

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2007 and 2006 included in the Condensed Consolidated Statement of Operations:

	Quarter ended September 30, 2007	Quarter ended September 30, 2006
Stock options	$21,126	$23,476
RSU	$37,620	$33,518

Total	$58,746	$56,994

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

All of the amounts were included in general and administrative expenses, except for $13,462 and $4,824 included in cost of goods sold and $5,143 and $2,335 included in research and development in the quarters ended September 30, 2007 and 2006, respectively.

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 1,292,744 shares for the three months ended September 30, 2007 and 878,105 shares for the three months ended September 30, 2006 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity. The foreign exchange translation adjustment was a loss of $43,059 at June 30, 2007 and $22,263 at September 30, 2007. The Company, as of September 30, 2007, had approximately $703,000 in assets and $452,000 in net assets located in the Peoples Republic of China (“PRC”). New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC. Intellectual property was valued in the transferred asset basis in PRC.

9. Common Stock and Contingencies

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $220,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees netting the proceeds to the Company of $2,979,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of indemnification of the investor for its expenses incurred in connection with transaction. The demand was based on the investor's allegations that the Company failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no factual basis for the investor's claims and have responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. The Company intends to vigorously defend against this litigation.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

A Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants. This registration statement was declared effective on October 31, 2007.

Effective as of September 18, 2007, Mr. Kenneth Brizel’s employment with the Company terminated. Mr. Brizel was the President and Chief Executive Officer. On such date, Mr. Brizel resigned as a director of the Company and its Shanghai subsidiary. As of September 18, 2007 Mr. Brizel’s employment agreement with the Company was amended to stipulate that his employment had been terminated by the Company other than for “Cause” and, accordingly, Mr. Brizel will be entitled to receive severance in the amount of $286,000 to be paid over the next year pursuant to the terms of his employment agreement.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on it consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath” or the “Company”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, the need for additional financing, intense competition in various aspects of its business and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enable us to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. 75% of the first quarter’s precision molded lenses were manufactured in the new China facility. We have increased the capacity of the Shanghai facility by increasing capital equipment and enlarging the number of Shanghai employees. We have added sales staff in Shanghai and are now prospecting for larger volumes and lower cost lenses.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the three months ended September 30, 2007 and 2006 we incurred a $20,796 gain and a de-minimus loss on foreign currency, respectively.

How we operate: We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business); and the more challenging and potentially more rewarding business of custom product development. In this latter type of business, we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•

The fact that as our customers take products of this nature into higher volume, commercial production they begin to work seriously to reduce costs which often leads them to turn to larger or overseas producers, even if sacrificing quality.

•

Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures. Because of our limited cash resources and cash flow we cannot service the biggest opportunities available in the market.

Despite these challenges to obtaining more design win business, we nevertheless have been, and believe we can continue to be, successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a secondary or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators:

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. At June 30, 2007 our backlog was approximately $1.8 million.

At September 30, 2007, our disclosure backlog was $2.6 million, indicating that we have increased our backlog by booking new orders. Our recent bookings activity has showed a recent slow down in sales growth in disclosure backlog from our communications customers, which may continue into the quarter ending December 31, 2007. Our communications customers have pushed out expected ship dates or are not placing new orders.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At September 30, 2007, our DCSI was 78 compared to 46 at September 30, 2006. We believe this upward trend in inventory was principally caused by a build up of inventory in our China facility based in Shanghai. We expect inventory levels to decline through fiscal 2008 as we ship the current inventory on these orders.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At September 30, 2007, our DSO was 53. At September 30, 2006, our DSO was 42. The DSO increase was due to a higher percentage of sales occurring at the end of the quarter.

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

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost controls and vigorous sales activities. These actions may include exploring strategic options for the sale of our Company or of some of our product capabilities. We have no firm commitments for any future equity financing at this time, and we had a book cash balance of approximately $1,985,000 at November 9, 2007.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. On February 1, 2007 the loan balance was $500,000 and it was converted to a three-year note, with thirty-six equal payments. The loan balance was $403,000 at September 30, 2007.

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $220,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,979,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of indemnification of the investor for its expenses incurred in connection with transaction. The demand was based on the investor's allegations that the Company failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no factual basis for the investor's claims and have responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. The Company intends to vigorously defend against this litigation.

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

Our fiscal 2008 operating plan and related financial projections anticipated sales growth, improving margins based on production efficiencies and reductions in both product costs for materials and overhead and administrative expenditures. We have made reductions in administrative expenditures and product costs. Actual revenue had not met our planned revenue due to a slowdown in the telecommunications market and competitive pricing pressures. We believe the impact of these factors will be reflected in future quarters.

During the three months ending September 30, 2007, we used approximately $1,251,000 of cash for operating activities. Although there can be no assurance, we are optimistic that we will achieve improved cash flows from operations, although we still expect cash flows to be negative in the near term. We has no firm commitments for any material future financing at this time. At September 30, 2007, we had a cash and cash equivalent balance of approximately $2.9 million.

For the quarter ended September 30, 2007, cash decreased by $1,416,000, excluding the private placement proceeds, compared to a decrease of $623,000 in the same period of the prior fiscal year. The decrease in cash in both periods was primarily related to the funding of the net loss for the period, capital expenditures and payments to vendors.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized and increases in other discretionary spending, particularly sales and marketing costs.

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

There are certain uses of our cash that are contractually or commercially committed. Those are presented below as of September 30, 2007:

	Payments due by period
(dollars in 000’s) Contractual obligations	Total	Less that 1 year	1-3 years	4-5 years	After 5 years	Comments
Operating lease	$1,342	$739	$242	$242	$119	Real estate lease with monthly payments
Capital lease	36	17	19	—	—	Equipment lease with monthly payments
Note payable	403	167	236	—	—	Equipment financing line of credit
Open purchase obligations	562	562	—	—	—	Current purchase orders outstanding

	$2,343	$1,485	$497	$242	$119

We do not engage in any activities involving variable interest entities or off-balance sheet financing.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues:

For the quarter ended September 30, 2007, we reported total revenues of $2.3 million compared to $4.4 million for the first quarter of last fiscal year, a decrease of 47% and an increase of less than 1% compared to fourth quarter of fiscal 2007 revenue of $2.3 million. The decrease from the first quarter of last year was primarily attributable to lower sales volumes of molded optics products and isolators, partially offset by higher collimator and gradium product sales. Our sales to customers in the telecommunications industry decreased by $2.2 million compared to the quarter ended September 30, 2006.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2008 compared to first quarter fiscal 2007 decreased to 10% from 24%. Total manufacturing cost of $2.1 million was $1.2 million lower in the first quarter of fiscal 2008 than the same period of the prior fiscal year. Precision molded optics margins were impacted by one time unusual items for inventory adjustment for scrap, freight of shipments to China and overtime and travel costs. The gross margin decline is due to lower levels of collimator and isolator product revenues which were not adequate to absorb their fixed costs.

Selling, General and Administrative:

During the first quarter of fiscal 2008, selling, general and administrative costs (“SG&A”) were approximately $1.4 million, which was an increase of approximately $161,000 compared to $1.3 million in the first quarter of fiscal 2007. This increase was due to an accrual for severance payments owed to our former CEO which were partially offset by lower commissions (due to lower sales) and lower accounting fees. While in the future we intend to manage SG&A costs to be generally in proportion to our business levels, we are considering adding to our sales force in China while seeking other cost reductions such as reducing employee health benefits and plant rental fees for the Orlando facility.

New Product Development:

New product development costs increased by approximately $43,000 to approximately $308,000 in the first quarter of fiscal 2008 versus $265,000 in the first quarter of fiscal 2007. We anticipate a minor increase this fiscal year in staffing levels as we work to meet the volume of specific customer design requests that are expected to lead to new and continued sales.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the first fiscal quarter of 2007 and 2006.

Other Income (Expense):

Interest expense was approximately $18,000 in the first quarter of fiscal 2008 versus interest expense of $11,000 in the first quarter of fiscal 2007. This increase was due to additional borrowings on the equipment line of credit to purchase capital equipment. Other income was approximately $30,000 in the first quarter of fiscal 2008 versus other income of $31,000 in the first quarter of fiscal 2007. This decrease was due to lower interest income due to lower cash balances.

Net Loss:

As a result of the foregoing, net loss was approximately $1.5 million or $0.28 per share during the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, in which we reported a net loss of $455,000 or $0.10 per share. This represents an $1,048,000 increase in net loss. Weighted-average shares outstanding increased in the first quarter of fiscal 2008 compared to the first quarter in fiscal 2007 primarily due to the sale of 800,000 shares to private investors in the first quarter of fiscal 2008.

Critical Accounting Policies and Estimates

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

Inventory valuation. We regularly assess the valuation of inventories and write down those inventories that are obsolete or in excess of forecasted usage to estimated net realizable value. Estimates of realizable value are based upon our analyses and assumptions, including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may be able to use or sell inventories that have previously been written down.

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

Allowance for Bad Debts. We review our outstanding accounts receivable regularly for collectibility. Amounts that are greater than ninety days past due are reserved at 100%. Also 10% of amounts more than sixty days past due are reserved.

Fair value of compensation expense under FAS 123R. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007. We have not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. We have not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact of SFAS 157 on its consolidated financial position and results of operations to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on our financial statements, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-03 on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were not effective as of September 30, 2007 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses and significant deficiencies relating to internal controls as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007.

During the fiscal quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management has concluded that the material weaknesses and significant deficiences in internal control relating to inventory, accrued liabilities, information technology and financial reporting as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007, have not been fully remediated. During the quarter ended September 30, 2007, management made progress in remediating certain aspects of the weaknesses and deficiences reported, specifically in the accrued liabilities consistent with the remediation action plan described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007. However, other aspects of the weaknesses and deficiences reported, especially with respect to internal control over inventory, are still in the remediation process and continue to constitute material weaknesses and significant deficiences. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses and significant deficiences described above.

PART II

Item 1.	Legal Proceedings

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $220,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,979,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from Harborview Master Fund, an investor that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of indemnification of the investor for its expenses incurred in connection with transaction. The demand was based on the investor's allegations that the Company failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no factual basis for the investor's claims and have responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. The Company intends to vigorously defend against this litigation.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should consider the factors discussed under “Item 1A: Risk Factors” in the Company’s Form 10-K for the fiscal year ended June 30, 2007. These risks could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows. The risks described in the Form 10-K and this Form 10-Q are not the only risks that the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2007 we raised gross proceeds of approximately $3.2 million by way of the sale of newly issued common stock and warrants to certain institutional and private investors. The sale was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D. Professional fees of $220,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to us of $2,979,500. 800,000 shares of common stock were sold at $4.00 per share. The net proceeds from the offering will be utilized for new product development, equipment expenditures and working capital to support the continued growth of the business. The investors and placement agent also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1.7 million will be raised.

A Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants. This registration statement was declared effective on October 31, 2007.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

The annual meeting of shareholders was held Thursday, November 1, 2007 at 10:00 a.m. (local time—EDT) at Renaissance Orlando Airport Hotel at 5445 Forbes Place, Orlando, FL 32812. The proposals brought before the shareholders were:

1.	election, as nominated by the Board of Directors, of Robert Ripp as a Class I Director

The total number of shares entitled to vote at the meeting was 5,322,520. As a result of the votes cast, as described below, the nominee was elected for three-year term to expire at the Annual Shareholders’ Meeting in 2010:

Name	For	Withheld
Robert Ripp	4,321,697	164,393

Sohail Khan, Steve Brueck, Gary Silverman and Lou Leeburg were the remaining members of the Board of Directors whose terms continued after the meeting. Robert Bruggeworth, former Class I Director, opted not to stand for re-election.

2.	To approve an amendment to the Company’s Amended and Restated Omnibus Incentive Plan (“Plan”) to add 800,000 shares to the Plan

The total number of shares entitled to vote at the meeting was 5,322,520. As a result of the votes cast, as described below, 800,000 shares were added to the Plan balance:

For	Against	Abstain	Broker Non-Votes
2,291,872	295,589	24,970	1,873,659

No other business was brought before the Annual Meeting.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

Exhibit Number	Description	Notes
10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.

2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.

3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.

4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.

5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.

6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.

7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.

8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.

9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.

10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.

11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.

12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.

13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.

14.	This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto.

15.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and is incorporated herein by reference thereto.

16.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007, and is incorporated herein by reference thereto.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 14, 2007	By:	/s/ J. James Gaynor
Interim Chief Executive Officer

Date: November 14, 2007	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

Exhibit Number	Description	Notes
10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.

2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.

3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.

4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.

5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.

6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.

7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.

8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.

9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.

10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.

11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.

12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.

13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.

14.	This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto

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