Form 10-Q
period 2007-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2008-02-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,332,625 shares of common stock, Class A, $.01 par value, outstanding as of February 11, 2008.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Unaudited December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$1,513,782	$1,291,364
Trade accounts receivable, net of allowance of $51,506 and $28,968	1,257,348	1,408,815
Inventories, net	1,542,731	1,853,324
Prepaid expenses and other assets	94,718	220,860

Total current assets	4,408,579	4,774,363
Property and equipment—net	1,790,848	1,563,250
Intangible assets—net	216,171	232,605
Other assets	57,306	57,306

Total assets	$6,472,904	$6,627,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$926,412	$1,278,328
Accrued liabilities	283,536	326,525
Accrued severance	273,588	—
Accrued payroll and benefits	382,456	413,576
Notes payable	166,645	166,645
Capital lease obligations, current portion	17,405	16,285

Total current liabilities	2,050,042	2,201,359

Capital lease obligations, excluding current portion	14,661	23,653
Note payable, excluding current portion	194,419	277,741

Total liabilities	2,259,122	2,502,753
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 5,323,511 and 4,512,543 shares issued and outstanding	53,235	45,125
Additional paid-in capital	199,602,907	196,417,217
Foreign currency translation adjustment	(1,649)	(43,059)
Accumulated deficit	(195,440,711)	(192,294,512)

Total stockholders’ equity	4,213,782	4,124,771

Total liabilities and stockholders’ equity	$6,472,904	$6,627,524

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Item 1.	Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Unaudited Three months ended December 31,		Unaudited Six months ended December 31,
	2007	2006	2007	2006
Product sales, net	$2,021,566	$3,789,312	$4,330,319	$8,175,635
Cost of sales	2,016,257	2,589,384	4,086,299	5,902,582

Gross margin	5,309	1,199,928	244,020	2,273,053
Operating expenses:

Selling, general and administrative	1,353,954	1,284,399	2,790,811	2,559,175
New product development	307,267	276,232	615,747	541,479
Amortization of intangibles	8,217	8,217	16,434	16,434

Total costs and expenses	1,669,438	1,568,848	3,422,992	3,117,088

Operating loss	(1,664,129)	(368,920)	(3,178,972)	(844,035)
Other income (expense)
Interest expense	(11,190)	(11,950)	(28,928)	(22,916)
Investment and other income	32,168	36,537	61,701	67,749

Net loss	$(1,643,151)	$(344,333)	$(3,146,199)	$(799,202)

Foreign currency translation adjustment	20,614	—	41,410	—

Comprehensive loss	$(1,622,537)	$(344,333)	$(3,104,789)	$(799,202)

Loss per share (basic and diluted)	$(0.31)	$(0.08)	$(0.59)	$(0.18)

Number of shares used in per share calculation	5,323,511	4,493,497	5,322,678	4,492,507

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

	Unaudited Six Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(3,146,199)	$(799,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,471	243,293
Foreign exchange translation adjustment	41,410	—
Stock based compensation	187,624	131,295
Provision for doubtful accounts receivable	22,538	66,365
Changes in operating assets and liabilities:
Trade receivables	128,929	(179,946)
Inventories	310,593	250,842
Prepaid expenses and other assets	126,142	50,662
Accounts payable and accrued expenses	(227,336)	(668,500)

Net cash used in operating activities	(2,342,828)	(905,191)

Cash flows from investing activities
Purchase of property and equipment	(349,736)	(607,487)

Cash flows from financing activities
Proceeds from exercise of stock options	—	17,980
Proceeds from sale of common stock, net of expenses	2,978,544	—
Proceeds from sale of common stock from employee stock purchase	27,632	—
Borrowings on line of credit	—	172,260
Payments on capital lease obligation	(7,872)	(6,890)
Payments on note payable	(83,322)	—

Net cash provided by financing activities	2,914,982	183,350

Increase (Decrease) in cash and cash equivalents	222,418	(1,329,328)
Cash and cash equivalents, beginning of period	1,291,364	3,763,013

Cash and cash equivalents, end of period	$1,513,782	$2,433,685

Supplemental disclosure of cash flow information:
Interest paid	$13,945	$22,916
Supplemental disclosure of non-cash investing activity:
Landlord payments for leasehold improvements	$74,899	$—

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. 83% of the second quarter’s precision molded lenses were manufactured in LPOI’s Shanghai facility.

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

Liquidity: Cash continues to be a concern of the Company. In fiscal 2006 and 2007, cash used in operations was approximately $2.0 million and $1.9 million, respectively. During the six months ending December 31, 2007, the Company used approximately $2,343,000 of cash for operating activities. Although there can be no assurance, we are optimistic that we will achieve improved cash flows from operations, although we still expect our cash flows to be negative in the near term. We plan to continue implementing cost improvements for our products by reducing material and overhead costs and have reduced fixed cost by renegotiating our current facility lease in Orlando. The Company has no firm commitments for any material future financing at this time. At December 31, 2007, the Company had a cash and cash equivalent balance of approximately $1.5 million.

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale the Company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives. We have started seeking additional financing, but we have no commitments for any financing at this time. One February 11, 2008, the Company had a book cash balance of approximately $842,000.

For the six months ended December 31, 2007, cash increased by $222,000 compared to a decrease of $1.3 million in the same period of the prior fiscal year. The increase in cash in the current year was primarily related to net proceeds of $2,970,500 received by the Company through a private placement of its common stock and warrants in July 2007. The Company sold 800,000 common shares at $4.00 per share. This increase was offset by the net loss for the period, capital expenditures and payments to vendors.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease or other debt financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. On February 1, 2007, we had borrowed the entire $500,000 principal amount available under the line of credit and converted the line of credit to a three-year term note, payable in thirty-six equal payments of principal together with accrued interest thereon. The loan balance was $361,000 at December 31, 2007.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating positive cash flow from operations on an ongoing basis. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a continued decline in revenue, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) on a per share basis, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Management believes the Company has sufficient cash to fund operations for the next six months, exclusive of any cash investments or working capital requirements related to the CDGM joint venture described therein. We are reviewing the Company’s options to obtain additional financing to fund our existing operations as well as certain new investments that will allow the Company to continue operations, the transition of its business model and strategy, and its future growth. However, there can be no assurance that we will be able to obtain the necessary financing to allow the Company to accomplish any of the foregoing or, if such financing is available, that the terms of such financing will be acceptable.

2. Significant Accounting Policies

Condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for Accounts Receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from due date.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been. Also unusual or abnormal costs, primarily relating to the start up of the Shanghai facility have been expensed. The inventory obsolescence reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

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

Intangible assets, consisting of patents and trademarks, are recorded at cost. Upon issuance of the patent or trademark, the assets are amortized on the straight-line basis over the estimated useful life of the related assets ranging from two to seventeen years.

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

Stock based compensation is expensed according to SFAS 123R. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is likely then the compensation expense will be amortized over the remaining vesting period.

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

Comprehensive Loss of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of operations. Our comprehensive loss consists of the foreign currency translation adjustment. For more information see Note 8—Foreign Operations.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

3. Inventories

The components of inventories include the following at:

	(unaudited)
	December 31, 2007	June 30, 2007
Raw material	$599,128	$744,667
Work in Process	743,251	926,447
Finished Goods	339,487	301,345
Reserve for obsolescence	(139,135)	(119,135)

	$1,542,731	$1,853,324

4. Property and Equipment

Property and equipment are summarized as follows:

		(unaudited)
	Estimated Life (Years)	December 31, 2007	June 30, 2007
Manufacturing equipment	5	$6,885,808	$6,529,841
Computer equipment and software	3 - 5	649,258	603,061
Furniture and fixtures	5	214,324	190,331
Platinum molds	5	44,100	44,100
Leasehold improvements	7	718,156	718,156

Total Property and Equipment		8,511,646	8,085,489

Less accumulated depreciation and amortization		6,720,797	6,522,239

Total property and equipment, net		$1,790,848	$1,563,250

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	December 31, 2007	June 30, 2007
Gross Carrying amount	$621,301	$621,301
Accumulated amortization	$405,130	$388,696

Net carrying amount	$216,171	$232,605

6. Stock and share based payments

Share-Based Payment Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At December 31, 2007, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

Equity Compensation Arrangement	Options Authorized	Options Outstanding at December 31, 2007	Available for Issuance at December 31, 2007
Amended and Restated Omnibus Incentive Plan	1,715,625	629,202	725,538
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	172,312

	1,918,125	631,702	897,850

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The first distribution under this plan was issued in January 2006. The discount on market value is included in selling, general and administrative expense in the accompanying financial statements and was $2,745 and $2,600 for the six months ended December 31, 2007 and 2006, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the six months ended December 31, 2007 and 2006, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Range of expected volatilities	263%-312%	267% - 305%
Weighted average expected volatility	353%	301%
Dividend yields	0%	0%
Range of risk-free interest rate	3.53% - 4.47%	4.63% - 5.05%
Expected term, in years	5.5-7	3 -7

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 29% and 7%, respectively, for the six months ended December 31, 2007 and 44% and 7%, respectively, for the six months ended December 31, 2006. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Payment Awards—A summary of the activity for share-based payment awards in the six months ended December 31, 2007 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
June 30, 2007	299,530	11.35	8.0	223,100	1.0

Granted	116,000	3.13	9.8	50,000	3.9
Exercised	—	—	—	(5,000)	—
Cancelled	(49,428)	4.59	8.6	(2,500)	—

December 31, 2007	366,102	9.65	8.2	265,600	1.2

Awards exercisable/vested as of
December 31, 2007	114,741	28.73	6.5	160,595	—

Awards unexercisable/unvested as of
December 31, 2007	251,361	3.72	9.1	105,005	0.7

	366,102			265,600

			Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted six months ended December 31, 2007			$3.13	$3.05	$3.10

The weighted-average grant date fair value of all share option awards granted during the six months ended December 31, 2007 and 2006 was $3.10 and $4.63, respectively. The total intrinsic value of share options exercised during the six months ended December 31, 2007 and 2006 was $0 and $1,613, respectively.

The total intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 was $3,039 and $57,468, respectively.

The weighted-average grant date fair value of RSU’s granted during the six months ended December 31, 2007 and 2006 was $3.05 and $4.66, respectively.

The total intrinsic value of RSU’s exercised during the six months ended December 31, 2007 and 2006 was $9,800 and $70,800, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2007 and 2006 was $205,810 and $549,653, respectively.

The total fair value of RSU’s vested during the six months ended December 31, 2007 and 2006 was $1,026,152 and $191,827, respectively.

The total fair value of option shares vested during the six months ended December 31, 2007 and 2006 was $188,246, and $43,186, respectively. As of December 31, 2007, there was $724,706 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

The compensation cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Six months ended June 30, 2008	88,457	81,849	170,306
Year ended June 30, 2009	129,014	123,156	252,170
Year ended June 30, 2010	116,629	60,065	176,694
Year ended June 30, 2011	64,667	35,456	100,123
Year ended June 30, 2012	13,594	11,819	25,413

	412,361	312,345	724,706

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2007 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
At June 30, 2007	236,710	110,002	346,712	$3.97
Granted	116,000	50,000	166,000	$3.10
Vested	(56,607)	(54,997)	(111,604)	$3.32
Cancelled/Issued	(44,742)	—	(44,742)	$4.47

At December 31, 2007	251,361	105,005	356,366	$3.68

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options, except for 4,067 options issued to a former director that were accelerated upon his decision not to stand for re-election. The stock compensation expense recognized in the second quarter of 2008 for the acceleration of options and restricted stock units for this former director was $47,085.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2007 and 2006 included in the Condensed Consolidated Statement of Operations:

	Six Months ended December 31, 2007	Six Months ended December 31, 2006
Stock options	$73,180	$62,732

RSU	$114,444	$68,563

Total	$187,624	$131,295

All of the amounts were included in general and administrative expenses, except for $30,546 and $9,945 included in cost of goods sold and $14,944 and $6,064 included in research and development in the six months ended December 31, 2007 and 2006, respectively.

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 1,451,498 shares for the six months ended December 31, 2007 and 1,056,156 shares for the six months ended December 31, 2006 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity. The foreign exchange translation adjustment was a loss of $43,059 at June 30, 2007 and $1,649 at December 31, 2007. The Company, as of December 31, 2007, had approximately $713,000 in assets and $535,000 in net assets located in the Peoples Republic of China (“PRC”). New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC. Intellectual property was valued in the transferred asset basis in PRC.

9. Securities Offering

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,970,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that the Company failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no merit for the investor’s claims and have responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. One January 31, 2008, after the Company filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. The Company believes there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

A Registration Statement on Form S-3 was filed with the Securities and Exchange Commission to register under the Securities Act of 1933 the shares sold in this private placement including the shares issuable upon exercise of the warrants. This registration statement was declared effective on October 31, 2007.

10. Chief Executive Officer

Effective as of September 18, 2007, Mr. Kenneth Brizel’s employment with the Company terminated. Mr. Brizel was the President and Chief Executive Officer. On such date, Mr. Brizel resigned as a director of the Company and its Shanghai subsidiary. As of September 18, 2007 Mr. Brizel’s employment agreement with the Company was amended to stipulate that his employment had been terminated by the Company other than for “Cause” and, accordingly, Mr. Brizel will be entitled to receive severance in the amount of $286,000 to be paid over the next year pursuant to the terms of his employment agreement. Accrued severance and related benefits related to the termination was $273,588 as of December 31, 2007.

On January 16, 2008, Mr. James Gaynor, the Company’s former Corporate Vice President of Operations, was appointed as Chief Executive Officer by the Company’s Board of Directors. Mr. Gaynor has served as the Company’s Corporate Vice President Operations since July 2006. Mr. Gaynor had served as the Company’s interim Chief Executive Officer since September 18, 2007. As of the date of the filing of this report, Mr. Gaynor’s compensation, equity award or other benefit arrangements with the Company have not been modified from those existing prior to his appointment as Chief Executive Officer, except that his annual base salary was increased to $225,000 effective February 1, 2008.

11. Lease Amendment

Due to the transfer of manufacturing for over 80% of our production requirements for our precision molded optic line to our facility in China, our space needs in our headquarters and manufacturing facility in Orlando, Florida were reduced from approximately 41,063 square feet to approximately 21,557 square feet. The Third Amendment amends the lease for our headquarters and manufacturing facility in Orlando, FL. The lease amendment reflecting space reduction and related reduction in our rental obligations was effective December 1, 2007. The lease term was extended from November 30, 2008, to December 31, 2014, and minimum rental rates for the extension term were established based on annual increases of three percent. Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the Third Amendment. The lease amendment required the payment of a lease termination fee of $150,000, which was paid in three installments in December 2007, January 2008 and February 2008.

12. Joint Venture

On January 7, 2008, LightPath Technologies, Inc. entered into a joint venture contract with CDGM Glass Co., Ltd. (“CDGM”). The Company and CDGM will each own a 50% interest in the joint venture which will be organized under the laws of the Peoples Republic of China under the name “LightPath CDGM Chengdu Optical Co., Ltd.”. The joint venture will operate from Chengdu, Peoples Republic of China.

The initial business purpose of the joint venture is to develop, mold, and manufacture aspheric lenses with a diameter of less than 20mm for high volume visible imaging applications for cell phones, digital cameras and video equipment. The joint venture may also assemble modules that will include the lenses for such applications. The joint venture will sell and distribute its products in China and international markets and will provide technical and post-sale services.

The joint venture contract and establishment of the joint venture is subject to governmental approval in Chengdu, China. Subject to the parties meeting the capital investment requirements of the joint venture contract as described below, the joint venture will be established and commence operations upon satisfaction of all licensing requirements and the Chengdu Municipal Administration Bureau for Industry and Commerce has issued a business license for the joint venture.

LightPath intends to consolidate the joint venture for financial statement purposes since LightPath has the right to appoint a majority of the members to the board of directors and CDGM does not have substantive participating rights.

Material terms of the joint venture contract are as follows:

(a) The Company and CDGM will each make initial capital contributions to the joint venture equivalent to five million U.S. dollars. The joint venture contract provides that, if the parties agree, each party will make a future investment of the equivalent of five million U.S. dollars for the purpose of expanding the production capacity of the joint venture.

(b) The Company has agreed to produce and sell to the joint venture Viper lens molding presses at an aggregate sales price of approximately $4,530,000 which will be utilized for the manufacture of the joint venture’s products.

(c) The Company has agreed to license certain of its technology to the joint venture so that the joint venture can manufacture molded aspheric glass visible imaging lenses. It is intended that the term of the license be co-terminus with the joint venture agreement. The Company will receive from the joint venture a royalty payable semi-annually in the amount of three percent of the joint venture’s net sales, as defined in the joint venture contract. The terms of the license will be set forth more fully in a Technology License Agreement to be executed by the Company and the joint venture.

(d) CDGM has agreed to supply to the joint venture such preform molded glass pieces as the joint venture orders to manufacture its products. The price for preforms supplied by CDGM will be 90% of the market value of such Preforms. The terms under which CDGM shall supply preforms to the joint venture will be set forth more fully in a Supply Agreement to be executed by the Company and the joint venture.

(e) The joint venture will be governed by a board of directors consisting of five members, of which the Company will appoint three. Resolutions of the board of directors are adopted by majority vote; however certain decisions specified in the joint venture contract require that such majority include the vote of a member appointed by the Company and a member appointed by CDGM.

(f) The Company has the right to recommend to the board of directors the person to serve as the general manager of the joint venture. Provided that the person who the Company recommends to serve as the general manager meets the criteria to be established for such appointment, the board of directors will appoint the recommended person. The Company’s executive vice president, Joe Wu, will be the initial general manager of the joint venture. The general manager is responsible for the day-to-day operations and management of the joint venture.

(g) Commencing on the date that the initial capital contributions are made and continuing through the second year following the termination of the joint venture contract, the Company is restricted from engaging and cooperating with any other company to engage in any business that is competitive with the joint venture’s business in the visible imaging market for digital and video cameras, cell phones and DVD after the first investment transferring date.

(h) The joint venture will have an initial term of 10 years from the date the business license is issued to the joint venture by the Chengdu Municipal Administration Bureau for Industry and Commerce. Subject to governmental approval, the term of the joint venture can be extended by mutual agreement of the parties not earlier than two years or later than nine months prior to the expiration of the initial term.

(i) LightPath intends to consolidate the joint venture for financial statement purposes since LightPath has the right to appoint a majority of the members to the board of directors and CDGM does not have substantive participating rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “We”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

During fiscal 2002, optical component markets experienced a severe downturn that resulted in a significant decline in the demand for our products. By fiscal 2003, our sales had contracted to just under $7 million. The business infrastructure was too large and diverse to support a business of this reduced size and a decision was made in late fiscal 2002 and implemented during fiscal 2003 to close our isolator production facility in California and our headquarters and collimator and lens production facility in New Mexico. Our manufacturing and production equipment from these locations was consolidated in our headquarters and manufacturing facility in Orlando, Florida and until November 2005 all of the aforementioned products were manufactured there. The consolidation was completed by June 30, 2003, resulting in a significant reduction in net cash use by the business.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Approximately 83% of the Company’s precision molded lenses produced in the fiscal quarter ended December 31, 2007 were manufactured in LPOI’s Shanghai facility. We have increased the capacity of the Shanghai facility by increasing capital equipment and the number of Shanghai employees. We have added sales staff in Shanghai and continue our efforts to penetrate the market to supply larger volume, lower cost lenses.

On January 7, 2008, LightPath entered into a joint venture contract with CDGM Glass Co., Ltd. (“CDGM”). The Company and CDGM will each own 50% interest in the joint venture which will be organized under the laws of the Peoples Republic of China under the name “LightPath CDGM Chengdu Optical Co., Ltd.”. The joint venture will operate from Chengdu, Peoples Republic of China. The initial business purpose of the joint venture is to develop, mold, and manufacture aspheric lenses with a diameter of less than 20mm for high volume visible imaging applications for cell phones, digital cameras and video equipment. The joint venture may also assemble modules that will include the lenses for such applications. The joint venture will sell and distribute its products in China and international markets and will provide technical and post-sale services. The joint venture contract and establishment of the joint venture is subject to government approval in Chengdu,

China. Subject to the parties meeting the capital investment requirements of the joint venture contract, the joint venture will be established and commence operations upon satisfaction of all licensing requirements and the Chengdu Municipal Administration Bureau for Industry and Commerce has issued a business license for the joint venture.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month periods. During the six months ended December 31, 2007 and 2006 we incurred a $41,410 gain and a de-minimus loss on foreign currency, respectively.

How we operate: We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business); and the more challenging and potentially more rewarding business of custom product development. In this latter type of business, we work with customers in the industrial, medical, defense and communications markets to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•

Customers that incorporate products such as ours into higher volume commercial applications, continously work to reduce their expenses, which often leads them to larger or overseas lower-cost suppliers even at the cost of lower quality.

•	Because of our limited cash resources and cash flow, we may not be able to support the supply requirements needed to service the demands in the market for high volume, low cost lenses.

Despite these challenges to obtaining more design win business, we nevertheless have been, and believe we can continue to be, successful in procuring this business because of our unique capabilities in optical design engineering. Additionally, we believe that we offer value to some customers as a secondary or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators:

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2007 our disclosure backlog was approximately $1.8 million.

At December 31, 2007, our disclosure backlog had increased to $2.7 million, as a result of booking of new orders. Our recent bookings activity has showed a continuing slow down in orders from our telecommunications customers, which have extended requested ship dates and are not placing new orders. The slowdown in new orders from our telecommunications customers is expected to continue through the year ending June 30, 2008, and potentially beyond, based on the level and timing of booked orders. We are beginning to see the results of our efforts to enter the high volume lower cost commercial markets with orders for laser tools now in our backlog. Also, we have increased quote activity for our Black Diamond and collimator product lines. With the continuing diversification of our backlog and the smaller percentage of telecom business in our backlog we expect to show increases in revenue starting with the fiscal third quarter 2008. Bookings have increased for our industrial and distribution and defense customers.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At December 31, 2007, our DCSI was 70 compared to 57 at December 31, 2006. The upward trend in inventory was principally caused by a build up of inventory in our Shanghai facility as well as a general slowdown in sales. We expect inventory levels to decline through fiscal 2008 as we ship the current inventory on orders being fulfilled through our Shanghai facility.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At December 31, 2007, our DSO was 53. At December 31, 2006, our DSO was 48. The DSO increase was due to a higher percentage of sales occurring at the end of the quarter.

Other Key Indicators – Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes.

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives. We have started seeking additional financing, but we have no commitments for any financing at this time. On February 11, 2008, the Company had a book cash balance of approximately $842,000.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. On January 11, 2006 we procured a secured line of credit loan in the maximum available principal amount of $500,000. The Company drew the maximum available principal amount of $500,000 under the loan during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the loan was converted into a term loan which shall be amortized over thirty-six (36) month period beginning February 1, 2007. The $500,000 principal amount outstanding as of February 1, 2007, is payable in equal monthly installments along with accrued interest thereon. The loan balances was $361,000 at December 31, 2007.

If additional capital expenditures are required, we may seek similar capital equipment lease or other debt financing, however, it is uncertain whether we would be successful in obtaining any such financing on terms acceptable to us.

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,978,544. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that the Company failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no merit for the investor’s claims and have responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after the Company filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. The Company believes there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate new industrial and military optics. In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets. Recent sales efforts in the quarter ended December 31, 2007, have included expanded advertising and increased presence at appropriate trade shows. Although we believe that cash flows from operations will improve in the future based upon anticipated increases in sales and further cost reductions, it is anticipated that cash flows from operations will continue to be negative through the end of third quarter of fiscal 2009.

Our fiscal 2008 operating plan and related financial projections were based upon flat sales levels, improved margins based on production efficiencies and reductions in materials cost, overhead and administrative expenditures. During the first two quarters of fiscal 2008, we have begun to reduce our overhead and administrative expenditures and our production costs. Actual revenue for fiscal 2008 to date has not met our planned revenue due to continuing slowdown in the telecommunications market and competitive pricing pressures. We believe these factors will continue to affect our performance in future quarters.

During the six months ending December 31, 2007, we used approximately $2,343,000 of cash for operating activities. At December 31, 2007, we had a cash and cash equivalent balance of approximately $1.5 million.

For the six months ended December 31, 2007, cash decreased by approximately $2,756,000, excluding the private placement proceeds we received in July 2007, compared to a decrease of approximately $1,329,000 in the same period of the prior fiscal year. The decrease in cash in both periods was primarily related to the funding of the net loss for the period, capital expenditures and payments to vendors. We invested $240,000 for capital equipment for the joint venture which will have a long production lead time, $18,000 for legal fees for representation related to the CDGM joint venture, and severance expenses of $114,000 for work force reductions implemented in the first and second quarters of fiscal year 2008.

In connection with the CDGM joint venture, the Company is required to fund an initial cash investment of $5 million. In addition, the Company will require working capital in order to fund the costs to manufacture certain lens presses which the Company will sell to the joint venture. We are currently considering the options that might be available to procure the financing necessary to the Company’s capital investment obligations and working capital requirements related to the joint venture. There can be no assurance that we will be able to obtain the necessary funds to meet our $5million equity obligation or the additional working capital needs that our participation in the joint venture will require. If we are unable to procure financing to allow us to fund our initial capital investment in the joint venture equity obligation, it is anticipated the CDGM would terminate the joint venture contract. If the joint venture were to terminate either as a result of our failure to fund our required capital investment or for any other reason, it would be our intention to pursue through our Shanghai operation the high volume, low cost imaging markets that the joint venture was formed to penetrate. If we did pursue those markets other than through the joint venture, we believe that penetration of such markets would take a significantly longer period of time and substantially more capital.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized and increases in other discretionary spending, particularly sales and marketing costs.

Sources and Uses of Cash

Currently, our sources of cash are our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for product shipments. We do not currently have any availability for borrowing under our equipment lease or other loan facility and we do not currently have any commitment from any party to provide any other financing to the Company.

Our uses of cash are primarily payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Periodically, however, we do make expenditures for capital goods. As a result of the CDGM joint venture and our continued efforts to expand and transition our business, it is anticipated that our cash requirements will significantly increase through the rest of fiscal 2008. Since 2001 we have experienced negative cash flow or net use of cash. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock such as our private placement offering in 2007, 2006, 2005 and 2004.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Unless we are able to expand our cash resources over the next two quarters, the Company will be unable to sustain its business transition and growth plan and may be unable to maintain its current levels of business. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price. Management believes the Company has sufficient cash to fund operations for the next six months, exclusive of any cash investment or working capital requirements related to the CDGM joint venture. We are reviewing the Company’s options to obtain additional financing to fund our existing operations as well as certain new investments that will allow the Company to continue operations, the transition of its business model and strategy, and its future growth. However, there can be no assurance that we will be able to obtain the necessary financing to allow the Company to accomplish any of the foregoing or, if such financing is available, that the terms of such financing will be acceptable.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

(dollars in 000’s)	Payments due by period
Contractual obligations	Total	Less that 1 year	1-3 years	4-5 years	After 5 years	Comments
Operating lease	$3,051	$400	$832	$885	$934	Real estate lease with monthly payments

Capital lease	32	17	15	—	—	Equipment lease with monthly payments

Note payable	361	167	194	—	—	Equipment financing line of credit

Open purchase obligations	866	866	—	—	—	Current purchase orders outstanding

	$4,310	$1,450	$1,041	$885	$934

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Revenues:

For the quarter ended December 31, 2007, we reported total revenues of $2.0 million compared to $3.8 million for the second quarter of last fiscal year, a decrease of 47% and a decrease of 12% compared to first quarter of fiscal 2008 revenue of $2.3 million. The decrease from the second quarter of last year was primarily attributable to lower sales volumes of molded optics products and isolators. Our sales to customers in the telecommunications industry decreased by $1.5 million compared to the quarter ended December 31, 2006.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2008 compared to second quarter fiscal 2007 decreased to 0% from 32%. Total manufacturing cost of $2.0 million was $0.6 million lower in the second quarter of fiscal 2008 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, were 27% of revenue in the second quarter of fiscal 2008 compared to 33% of revenue in the second quarter of fiscal 2007. We have continued to improve our direct costs as a result of the cost reduction programs we are implementing. During the second quarter of fiscal year 2008, 83% of our precision molded optics were produced at our Shanghai facility. Material costs are improving with the use of in-house built holders, which are used to hold molded glass lenses for some applications, the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

Precision molded optics margins were impacted by a $374,000 adjustment in December 2007 for re-valuation of inventory as a result of adjustments to our standard costs to reflect our lower current manufacturing costs. We evaluated our products for primary location of manufacturing and adjusted the standards accordingly. We also adjusted standards for holders downward to reflect that they are now manufactured in-house rather than purchased. All raw material purchases were evaluated for appropiated standard costs and adjusted accordingly.

The most significant impact on the gross margin decline is due to lower revenue from the sales of molded optics, collimator and isolator products which were not adequate to absorb their related direct costs and overhead costs.

Selling, General and Administrative:

During the second quarter of fiscal 2008, selling, general and administrative (“SG&A”) costs were approximately $1.4 million, which was an increase of approximately $70,000 compared to SG&A costs for the second quarter of fiscal 2007. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. For example, we have renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in an annual rental cost (SG&A) savings of approximately $150,000. The lease had one year remaining and the lease amendment extended the lease for six more years. The lease amendment required the payment of a lease termination fee of $150,000 which was paid over three installments in December, January and February.

New Product Development:

New product development costs increased by approximately $31,000 to approximately $307,000 in the second quarter of fiscal 2008 versus $276,000 in the second quarter of fiscal 2007 due to increased engineering staff offset by lower depreciation due to equipment becoming fully depreciated. We anticipated a minor increase this fiscal year in product development staffing levels as we worked to meet the increased volume of specific customer design requests for our products which, in turn, we anticipate will lead to additional sales to new and existing customers.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the second fiscal quarter of 2008 and 2007.

Other Income (Expense):

Interest expense was approximately $11,000 in the second quarter of fiscal 2008 versus interest expense of $12,000 in the second quarter of fiscal 2007. The interest is attributable to our $500,000 line of credit loan that was converted into a three-year term loan effective February 1, 2007 and our capital equipment lease. Other income was approximately $32,000 in the second quarter of fiscal 2008 versus other income of $37,000 in the second quarter of fiscal 2007. This decrease was due to lower interest income resulting from the Company’s maintenance of lower cash deposit balances.

Net Loss:

As a result of the foregoing, net loss was approximately $1.6 million or $0.31 basic and diluted per share during the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007, in which we reported a net loss of $344,000 or $0.08 basic and diluted per share. This represents an $1,299,000 increase in net loss. Weighted-average shares outstanding increased in the second quarter of fiscal 2008 compared to the first quarter in fiscal 2007 primarily due to the sale of 800,000 shares to private investors in the first quarter of fiscal 2008.

Fiscal First Half: Six months ended December 31, 2007 compared to the six months ended December 31, 2006

Revenues:

For the six months ended December 31, 2007, we reported total revenues of $4.3 million compared to $8.2 million for the first half of last fiscal year, a decrease of 47%. The decrease was primarily attributed to lower sales volumes of molded optics products and isolators. Our sales to customers in the telecommunications industry decreased by $3.7million compared to the six months ended December 31, 2006, and we expect that sales to our telecommunications customers will continue to decrease or remain at these lower levels for the foreseeable future.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2008 compared to first half of fiscal 2007 decreased to 6% from 28%. Total manufacturing cost of $4.1 million was $1.8 million lower in the first half of fiscal 2008 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, were 26% of revenue in the first half of fiscal 2008 compared to 40% of revenue in the first half of fiscal 2007. We have continued to improve our direct costs as a result of the cost reduction programs we are implementing. During the first half quarter of fiscal year 2008, 80% of our precision molded optics were produced at our Shanghai facility. Material costs are improving with the use of in-house built holders, the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

Precision molded optics margins were impacted by a $374,000 adjustment in December 2007 for re-valuation of inventory as a result of adjustments to our standard costs to reflect our lower current manufacturing costs and $150,000 charge in the first quarter for inventory that was declared obsolete. We evaluated our products for primary location of manufacturing and adjusted the standards accordingly. We also adjusted standards downward for holders that are now manufactured in-house rather than purchased. All raw material purchases were evaluated for appropriate standard costs and adjusted accordingly.

The most significant impact on the gross margin decline is due to lower revenue from the sales of molded optics, collimator and isolator products which were not adequate to absorb their related direct costs and overhead costs.

Selling, General and Administrative:

During the first half of fiscal 2008, SG&A were approximately $2.79 million, which was an increase of approximately $231,000 compared to $2.56 million in the first half of fiscal 2007. This increase was due to an accrual for severance payments owed to our former CEO which were partially offset by lower commissions (due to lower sales) and lower accounting fees. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. For example, we have renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in an annual rental cost (SG&A) savings of approximately $150,000. The lease had one year remaining and the lease amendment extended the lease for six more years. The lease amendment required the payment of a lease termination fee of $150,000 which was paid over three installments in December, January and February.

New Product Development:

New product development costs increased by approximately $74,000 to approximately $616,000 in the first half of fiscal 2008 versus $541,000 in the first half of fiscal 2007 to wages due to increased engineering staff in both Orlando and Shanghai. During fiscal 2008 we established a design center in Shanghai. We anticipate keeping new product development expenses flat for the remainder of this fiscal year.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $16,000 per half year in both fiscal 2008 and 2007.

Other Income (Expense):

Interest expense was approximately $29,000 in the first half of fiscal 2008 versus interest expense of $23,000 in the first half of fiscal 2007. The interest expense is attributable to our $500,000 line of credit that was converted to a three-year term loan effective February 1, 2007. Other income was approximately $62,000 in the first half of fiscal 2008 versus other income of $68,000 in the first half of fiscal 2007. This decrease was due to lower interest income resulting from the Company’s maintenance of lower cash deposit balances.

Net Loss:

As a result of the foregoing, net loss was approximately $3.1 million or $0.59 basic and diluted per share during the first half of fiscal 2008, compared with the first half of fiscal 2007, in which we reported a net loss of $799,000 or $0.18 basic and diluted per share. This represents an $2.3 million increase in net loss. Weighted-average shares outstanding increased in the first half of fiscal 2008 compared to the first half in fiscal 2007 primarily due to the sale of 800,000 shares to private investors in the first quarter of fiscal 2008.

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

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in our annual report on Form 10-K for the year ended June 30, 2007. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Fair value of compensation expense under FAS 123R. Under SFAS 123R, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is likely then the compensation expense will be amortized over the remaining vesting period.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS No. 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses and significant deficiencies relating to internal controls as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007.

During the fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management has concluded that the material weaknesses and significant deficiencies in internal control relating to inventory, accrued liabilities, information technology and financial reporting as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007, have not been fully remediated. During the quarter ended December 31, 2007, management made progress in remediating certain aspects of the weaknesses and deficiencies reported, specifically in the accrued liabilities consistent with the remediation action plan described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007. Some progress had been made on inventory controls, specifically the review and update of our standard costs. However, other aspects of the weaknesses and deficiencies reported, especially with respect to internal control over inventory, are still in the remediation process and continue to constitute material weaknesses and significant deficiencies. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses and significant deficiencies described above.

PART II

Item 1.	Legal Proceedings

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,970,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from Harborview Master Fund, an investor that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement of the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that the Company failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no merit for the investor’s claims and have responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after the Company filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. The Company believes there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

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

RISK FACTORS

Risks Related To Our Business and Financial Results

We Have Substantial Cash Requirements and May Need External Financing To Fund Our Operations. While we raised capital in the first quarter of fiscal 2008 generating approximately $2,975,500 in net proceeds to the Company, and while we continue to take actions to reduce cash used in operations, there appears unlikely that we will be able generate sufficient cash from operations to fund our existing and future operations, business model transition and growth strategies. This is particularly the case with respect to the expansion of our business through our participation in the CDGM joint venture which requires an initial cash contribution of $5 million as well as significant additional working capital requirements which will be needed over the third and fourth quarters of fiscal 2008.

Our cash used in operations for fiscal 2007 was approximately $1.9 million compared to $2.0 million used in fiscal 2006. We believe we have sufficient cash available to fund our current operations through June 30, 2008, exclusive of any cash investment or working capital requirements related to the CDGM joint venture described herein. Factors which could increase cash used in future quarters include, but are not limited to, a decline in revenue, collectibility issues with regard to accounts receivable, increased material costs, increased labor costs, increased health insurance and benefits costs and increases in discretionary spending.

If we are unable to generate sufficient cash flow from operations, we will need to raise additional capital through debt or equity financing. We do not have any commitments from others to provide any of such financing and there can be no assurance that any such financing will be available if needed or, if available, will be on terms favorable or acceptable to us. In the event any such financing is not obtained, our operations will be materially adversely affected and other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives.

We Have A History Of Losses And If We Continue To Incur Losses Our Business May Fail. We have incurred net losses of $2.6 million, $3.4 million, $3.5 million and $5.6 million for fiscal 2007, 2006, 2005 and 2004, respectively., As of December 31, 2007, we had an accumulated deficit of $195.4 million. We expect to continue to incur significant sales and marketing, administrative and product development expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in our optical markets, we may not be able to sustain or increase profitability thereafter on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

Because Of Our Dependence On A Few Key Customers, The Loss of Any Key Customer Could Cause A Significant Decline In Our Revenues. In the first half of fiscal 20087, our top ten customers accounted for approximately 45% of our revenues. Part of our strategy in fiscal 2007 which we are continuing in fiscal 2008 is to gain key customer relationships of more significance and impact to generate higher revenues at lower costs. This strategy has met with some success and therefore we believe our operating results will continue to be notably dependent on sales to a relatively small number of significant customers. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

If We Are Unable to Successfully Develop Our Joint Venture with CDGM, Our Business Growth May be Slower or Remain Flat. Our future success depends to a significant degree on our ability to transition a substantial portion of our business to high volume, lower cost productions. Our ability to accomplish this transition is, in turn, dependent on our ability to successfully launch our joint venture with CDGM. The creation and initiation of the joint venture is subject to several conditions including obtaining all necessary governmental approvals and permits and making an initial cash investment of $5 million by each of the Company and CDGM prior to the end of fiscal year 2008. Additionally, we have agreed to manufacture and sell to the joint venture certain lens presses that will require an additional capital investment by the Company. It is unlikely that we will be able to generate the capital necessary to fund our obligations with respect to the joint venture from operations. Accordingly, we will need to finance our investment in the joint venture, our investment for manufacture of the presses and any additional working capital needs through debt or equity financing. If we are unable to raise the necessary capital when required, we believe that CDGM will terminate the joint venture contract and related agreements. If this were to occur, implementation of our business transition will take substantially longer, would require substantially greater investment of capital, time and other resources that may not be available to us, and involve a significantly higher degree of risk of failure. In such event, we may not be able to pursue our business strategy which could materially adversely affect our results of operations, our financial performance, and even our ability to continue to operate our business.

Our New Market Penetration Efforts Are Progressing But May Not Prove Successful. Our efforts to diversify our sales to high volume, low cost optical applications and other new market and product opportunities in multiple industries are progressing, however, our current line of products has not generated sufficient revenues to sustain our operations. While we believe our existing products are commercially viable, we anticipate the need to educate the optical components markets in order to generate market demand and market feedback may require us to further refine these products. We are also seeking to penetrate these new markets through our participation in the CDGM joint venture. Expansion of our product lines and sales into new markets, whether independently or through the CDGM joint venture, will require significant investment in equipment, facilities and materials. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that we or the CDGM joint venture will be successful in penetrating and exploiting such markets.

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

Order Cancellations And Extensions Of Product Shipment Dates By Customers Can Hinder Our Ability To Achieve Profitability. Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. In recent years, we have experienced material order cancellations and significant extensions of product shipment dates by some of our customers, particularly our telecommunications customers. If current customers stop placing orders, or unexpectedly reduce orders, we may not be able to replace these orders with orders from new customers and our ability to achieve positive operational cash flow and profitability will be adversely affected. The majority of our current customers do not have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided.

Our Past Operating History May Hinder Our Ability To Accurately Forecast Revenues And Expenses. Although over 20 years old, LightPath has only generated significant revenues (higher than $5 million per year) since fiscal 2000. As we expand our market to include imaging products, we have little history on which to base our forecasting. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. New product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our operating results, including cash flows, and may result in further volatility of or a decline in our stock price.

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

Our Sales, Gross Margins, And Market Share May Be Reduced Because of Increased Competition. Competition in the optical markets in which we compete is intense. Many of our competitors are large public and private companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Such acquisitions could give our competitors further advantages. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

We compete with manufacturers of conventional spherical lens products and aspherical lens products, producers of optical quality glass and other developers of gradient lens technology as well as telecom product manufacturers. In both the optical lens and telecommunications markets, we are competing against, among others, established international companies, especially in Asia. Many of these companies also are primary customers for optical and communication components, and therefore have significant control over certain markets for our products. We are also aware of other companies that are attempting to develop radial gradient lens technology. There may also be others of which we are not aware that are attempting to develop axial gradient lens technology similar to our technology. There can be no assurance that existing or new competitors will not develop technologies that are superior to or more commercially acceptable than our existing and planned technologies and products.

To maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products. We continue to take actions that are projected to reduce our material costs by obtaining additional sources for raw materials, reducing the labor costs of our production operations by establishing manufacturing capabilities in low cost regions such as Shanghai, China, from where LPOI, our wholly owned subsidiary operates, and reducing our overhead expenses through process improvements and competitive sourcing. We believe these actions will allow us to make continued improvements in our profitability and cash requirements.

We Anticipate Further Reductions in the Average Selling Prices Of Our Products and Therefore Must Increase Our Sales Volumes, Reduce Our Costs and/or Introduce Higher Margin Products To Reach And Maintain Financial Stability. We have experienced decreases in the average selling prices of many of our products since the year 2000, particularly our precision molded optics and isolator products. We anticipate that as products in the optical component and module market become more commodity-like, the average selling prices of our products will decrease in response to competitive pricing pressures, new product introductions by us, our competitors or other factors. If we are unable to offset this anticipated decrease in our average selling prices by increasing our sales volumes or reconfiguring our product mix to increase profitability, our net revenues and gross margins will decline, increasing the projected cash needed to fund operations. To address these competitive pressures, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position will be harmed which will negatively affect our results of operations, financial performance and stock price.

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

If We Do Not Expand Our Sales and Marketing Organization, Our Revenues May Not Increase. The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers’ organizations. Sales of our products require the prolonged efforts of our sales, and sometimes executive, personnel, as well as specialized systems and applications engineers working together. Currently, our sales and marketing organization is somewhat limited. We believe we will need to increase our sales force, particularly in China, in order to increase market awareness of our products and our sales. Competition for qualified sales and marketing personnel and engineers remains high, and we might not be able to hire the kind and number of sales and marketing personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our revenues.

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

Current And Pending Litigation May Adversely Impact Operating Results. We may from time to time become involved in other lawsuits and legal proceedings, including our current litigation with Harborview Master Fund, an investor that purchased $500,000 of common stock in our private placement securities offering that we closed in July 2007, as described elsewhere in this report. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we are subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

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

In order to expand our international production capacity and sales, we formed LPOI, our wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China, in November 2005. LPOI’s manufacturing facility increased overall production capacity and has enabled us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It has also provided a launching point to drive our sales expansion in Asia/Pacific.

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

Our Management And Principal Stockholders Control A Substantial Amount Of Our Stock And May, Therefore, Influence Our Affairs. If our management and a few principal stockholders act in concert, disposition of matters submitted to stockholders or the election of our entire board of directors may be hindered. We estimate that management, including directors, and our principal stockholders (stockholders owning more than 5% of our common stock) beneficially owned approximately 14% of the aggregate common stock outstanding as of February 12, 2008.

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

•

the fact that in 1998 we adopted a stockholder rights plan and declared a dividend distribution of a right to purchase one share of Series D Participating Preferred Stock for each outstanding share of Class A common stock. The description and terms of such rights are set forth in a Rights Agreement dated as of May 1, 1998 between LightPath and Continental Stock Transfer & Trust Company, as Rights Agent (copy of the Rights Agreement and related documents are filed as Exhibit 1 to the Form 8-A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, filed on April 28, 1998);

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

Outstanding Warrants, Stock Options And Restricted Stock Agreements May Inhibit Our Ability To Accomplish Future Financings And Adversely Affect Our Stock Price. The existence of our outstanding warrants, options and restricted stock and the potential for sales of significant amounts of previously unregistered shares of our common stock in the public market, or the perception that such sales could occur, may adversely affect the terms on which we can obtain additional financing or the prevailing market price of our common stock. As of February 12, 2008, there were issued and outstanding:

•	5,332,625 shares of our common stock;

•	warrants issued in private placement and other transactions pursuant to which 280,796 shares of out common stock are issuable, at a weighted average exercise price of approximately $9.38 per share;

•	warrants issued to the selling shareholders pursuant to which 219,000 shares of our common stock are issuable at an exercise price of $7.41 per share;

•	warrants issued to the selling shareholders pursuant to which 320,000 shares of our common stock are issuable at an exercise price of $5.50 per share;

•	outstanding options under our amended and restated omnibus plan to purchase an aggregate of 411,102 shares of our common stock, with an average exercise price of approximately $8.80 per share; and

•	restricted stock award grants for 653,600 shares of our common stock that have been granted of which 160,595 have vested.

In addition, 680,538 shares of our common stock were reserved as of February 12, 2008, for issuance pursuant to future grants to be made under our Amended and Restated Omnibus Incentive Plan.

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

Business Interruptions Could Adversely Affect Our Business. We manufacture our products at manufacturing facilities located in Orlando, Florida and Shanghai, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando facility is subject to a lease that expires in November 2016, and the Shanghai facility is subject to a lease that expires in November 2011. Our operations are vulnerable to interruption by fire, hurricane winds and rain, electric power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan for either facility, and we do not have a backup facility, other than the other facility, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur. Our facilities may be subject to electrical blackouts as a consequence of a shortage of available electrical power. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at such facility. Any losses or damages incurred by us as a result of blackouts, rebuilding, relocation or other business interruptions, including the aforementioned, could result in a significant delay or reduction in manufacturing and production capabilities, impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in reduced sales, lost revenue, and/or loss of market share, any of which could substantially harm our business and the results of operations.

The Loss Of, Or Our Inability To Hire, Key Personnel Would Reduce Our Ability To Manage Our Business Effectively. Our future success depends upon the continued services of our executive and non-executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our inability to retain or attract key employees could have a material adverse effect on our business and results of operations. Our operations depend, to a great extent, upon the efforts of our management. We also depend upon our ability to attract additional members to our operations teams to support our strategy. The loss of any of these key employees would adversely affect our business. As of February 12, 2008, we had 176 full-time equivalent employees, with 73 located in Florida and 103 located in China. We also had 5 workers engaged as independent contractors. We expect to continue to hire selectively in the manufacturing, engineering, sales and marketing and administrative functions to the extent consistent with our business levels. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

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

Risks Related To Manufacturing Our Products

If We Do Not Accurately Project Demand For Our Products, We Will Have Excess Manufacturing Capacity Or Insufficient Manufacturing Capacity Which Can Adversely Affect Our Financial Results. We currently manufacture our products in our facility located in Orlando, Florida, and in our subsidiary’s manufacturing facility located in Jiading, which is near Shanghai in the People’s

Republic of China. Based on uncertainty in global economic conditions and particularly in our telecommunication market based products, we believe lower demand for various products will continue through fiscal 2008. We intend to continue to operate at a “right-sized” production level during fiscal 2008 while retaining flexibility to meet demand if it should increase in the near future. We will accomplish this, in part, by maintaining some of our production workforce as temporary employees or contractors.

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

INCLUDE ALL RISKS OR REVISED RISKS

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

Exhibit Number	Description	Notes
10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.17	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc	17

10.18	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.19	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

17. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and is incorporated herein by reference thereto.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 14, 2008	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

Exhibit Number	Description	Notes
10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.17	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc	17

10.18	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.19	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

17. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and is incorporated herein by reference thereto.

*	Filed herewith.