Form 10-Q
period 2008-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2008-05-15
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

5,332,655 shares of common stock, Class A, $.01 par value, outstanding as of May 12, 2008.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

	Unaudited Three months ended March 31,		Unaudited Nine months ended March 31,
	2008	2007	2008	2007
Product sales, net	$2,114,196	$2,899,602	$6,444,515	$11,075,237
Cost of sales	1,694,679	2,177,375	5,780,978	8,079,957

Gross margin	419,517	722,227	663,537	2,995,280
Operating expenses:

Selling, general and administrative	1,272,269	945,021	4,063,080	3,504,196
New product development	308,302	289,254	924,049	830,733
Amortization of intangibles	8,217	8,217	24,651	24,651
Loss on disposal of assets	13,707	—	13,707	—

Total costs and expenses	1,602,495	1,242,492	5,025,487	4,359,580

Operating loss	(1,182,978)	(520,265)	(4,361,950)	(1,364,300)

Other income (expense)
Interest expense	(19,357)	(11,041)	(48,285)	(33,957)
Investment and other income	12,066	11,708	73,767	79,457

Net loss	$(1,190,269)	$(519,598)	$(4,336,468)	$(1,318,800)

Foreign currency translation adjustment	9,771	—	51,181	—

Comprehensive loss	$(1,180,498)	$(519,598)	$(4,285,287)	$(1,318,800)

Loss per share (basic and diluted)	$(0.22)	$(0.12)	$(0.81)	$(0.29)

Number of shares used in per share calculation	5,332,655	4,506,230	5,326,003	4,497,081

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Unaudited March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$420,129	$1,291,364
Trade accounts receivable, net of allowance of $46,869 and $28,968	1,387,171	1,408,815
Inventories, net	1,452,893	1,853,324
Prepaid expenses and other assets	314,594	220,860

Total current assets	3,574,787	4,774,363
Property and equipment - net	2,044,256	1,563,250
Intangible assets - net	207,954	232,605
Other assets	57,306	57,306

Total assets	$5,884,303	$6,627,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,413,518	$1,278,328
Accrued liabilities	468,554	326,525
Accrued severance	181,942	—
Accrued payroll and benefits	329,855	413,576
Notes payable	166,645	166,645
Capital lease obligations, current portion	17,994	16,285

Total current liabilities	2,578,508	2,201,359

Capital lease obligations, excluding current portion	9,936	23,653
Note payable, excluding current portion	152,758	277,741

Total liabilities	2,741,202	2,502,753
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 5,332,655 and 4,512,543 shares issued and outstanding	53,326	45,125
Additional paid-in capital	199,712,633	196,417,217
Foreign currency translation adjustment	8,122	(43,059)
Accumulated deficit	(196,630,980)	(192,294,512)

Total stockholders’ equity	3,143,101	4,124,771

Total liabilities and stockholders’ equity	$5,884,303	$6,627,524

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,336,468)	$(1,318,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,636	363,060
Foreign exchange translation adjustment	51,181	—
Gain on sale of fixed assets	(7,000)	—
Stock based compensation	280,525	217,356
Provision for doubtful accounts receivable	17,901	37,560
Loss on abandonment of fixed assets	20,707	—
Changes in operating assets and liabilities:
Trade receivables	3,743	(14,922)
Inventories	400,431	163,861
Prepaid expenses and other assets	(93,734)	(140,908)
Accounts payable and accrued expenses	213,762	(746,449)

Net cash used in operating activities	(3,118,316)	(1,439,242)

Cash flows from investing activities
Purchase of property and equipment	(646,020)	(701,248)
Proceeds from sale of assets	7,000	—

Net cash used in investing activities	(639,020)	(701,248)

Cash flows from financing activities
Proceeds from exercise of stock options	—	54,681
Proceeds from sale of common stock, net of expenses	2,978,544	—
Proceeds from sale of common stock from employee stock purchase	44,548	—
Borrowings on line of credit	—	229,224
Payments on capital lease obligation	(12,008)	(10,511)
Payments on note payable	(124,983)	(13,887)

Net cash provided by financing activities	2,886,101	259,507

Increase (Decrease) in cash and cash equivalents	(871,235)	(1,880,983)

Cash and cash equivalents, beginning of period	1,291,364	3,763,013

Cash and cash equivalents, end of period	$420,129	$1,882,030

	—	—
Supplemental disclosure of cash flow information:
Interest paid	$29,993	$33,957
Supplemental disclosure of non-cash investing activity:
Landlord payments for leasehold improvements	$161,678	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. 83% of the third quarter’s precision molded lenses were manufactured in LPOI’s Shanghai facility.

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

Liquidity: Cash continues to be a concern of the Company. In fiscal 2006 and 2007, cash used in operations was approximately $2.0 million and $1.9 million, respectively. During the nine months ending March 31, 2008, the Company used approximately $3,120,000 of cash for operating activities. Although there can be no assurance, we are optimistic that we will achieve improved cash flows from operations, although we still expect our cash flows to be negative in the near term. We plan to continue implementing cost improvements for our products by reducing material and overhead costs and we have reduced fixed cost by renegotiating our current facility lease in Orlando in December 2007. At March 31, 2008, the Company had a cash and cash equivalent balance of approximately $420,000.

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives. We are seeking additional financing, but we have no commitments for any financing at this time. The Company announced a non-binding letter of intent was signed with a ThorLabs, Inc., a major optics company, to sell certain patents, equipment and inventory associated with the GRADIUM® product line for $1 million cash. The sale is subject to due diligence and the negotiation of a purchase agreement and is expected to close in May 2008. On May 12, 2008, the Company had a book cash balance of approximately $179,000.

For the nine months ended March 31, 2008, cash decreased by $871,000 compared to a decrease of $1.9 million in the same period of the prior fiscal year. The decrease in cash in the current year was primarily related to net proceeds of $2,978,500 received by the Company through a private placement of its common stock and warrants in July 2007. The Company sold 800,000 common shares at $4.00 per share. This increase was offset by the net loss for the period and capital expenditures.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease or other debt financing, however, it is uncertain whether we will be able to consistently gain access to this source of capital. On February 1, 2007, we had borrowed the entire $500,000 principal amount available under the line of credit and converted the line of credit to a three-year term note, payable in thirty-six equal payments of principal together with accrued interest thereon. The loan balance was approximately $319,000 at March 31, 2008.

On May 8, 2008, we entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”). The agreement provides a $600,000 line of credit, with all accounts receivable invoices serving as collateral. Certain domestic customers have been identified to participate in this program. The agreement is for a six-month term, with an option to renew for additional six-month periods. During the course of the six–months it is expected that $1,000,000 will be funded. The Company will present accounts receivable invoices and receive 85% of the invoice balance immediately. Interest is set at prime plus two percent. A 2.5% discount fee will be charged upon the funding of each invoice. Invoices sold to LSQ which remain outstanding over ninety days past the due date are required to be re-purchased. Once the sold invoice is paid to LSQ the 15% reserve is transferred to the Company. The agreement may be terminated within the notice period. If beyond the notice period or if $1,000,000 have not been financed through the line of credit a termination fee is due. If the notice period is not met, a new six-month period will be established. The termination fee is equal to 2.5% of the funds not financed during the six-month period.

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

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) on a per share basis, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Management believes the Company has sufficient cash to fund operations for the next three months, exclusive of any cash investments or working capital requirements related to the CDGM joint venture described in Note 12. We are reviewing the Company’s options to obtain additional financing to fund our existing operations as well as certain new investments that will allow the Company to continue operations, the transition of its business model and strategy, and its future growth. However, there can be no assurance that we will be able to obtain the necessary financing to allow the Company to accomplish any of the foregoing or, if such financing is available, that the terms of such financing will be acceptable.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been expensed. Also unusual or abnormal costs, primarily relating to the start up of the Shanghai facility have been expensed. The inventory obsolescence reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer.

New product development costs are expensed as incurred.

Stock based compensation is expensed according to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is likely then the compensation expense will be amortized over the remaining vesting period.

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

Comprehensive Loss of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of operations. Our comprehensive loss consists of the foreign currency translation adjustment. For more information see Note 8 - Foreign Operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157, if any, on its consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. On July 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. The Company is currently evaluating the impact SFAS 157 will have in relation to non-financial assets and liabilities on its consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

3. Inventories

The components of inventories include the following at:

	(unaudited)
	March 31, 2008	June 30, 2007
Raw material	$635,856	$744,667
Work in Process	614,500	926,447
Finished Goods	376,724	301,345
Reserve for obsolescence	(174,186)	(119,135)

	$1,452,894	$1,853,324

4. Property and Equipment

Property and equipment are summarized as follows:

		(unaudited)
	Estimated Life (Years)	March 31, 2008	June 30, 2007
Manufacturing equipment	5	$6,889,375	$6,529,841
Computer equipment and software	3 - 5	676,790	603,061
Furniture and fixtures	5	215,234	190,331
Platinum molds	5	44,100	44,100
Leasehold improvements	6 - 7	824,670	718,156

Total Property and Equipment		8,650,169	8,085,489

Less accumulated depreciation and amortization		6,605,913	6,522,239

Total property and equipment, net		$2,044,256	$1,563,250

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	March 31, 2008	June 30, 2007
	(unaudited)
Gross Carrying amount	$621,301	$621,301

Accumulated amortization	$(364,153)	$(388,696)

Net carrying amount	$257,148	$232,605

6. Stock and share based payments

Share-Based Payment Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At March 31, 2008, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Award Shares Outstanding at March 31, 2008	Available for Issuance at March 31, 2008
Amended and Restated Omnibus Incentive Plan	1,715,625	723,327	631,413
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	163,168

	1,918,125	725,827	794,581

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The first distribution under this plan was issued in January 2006. The discount on market value is included in selling, general and administrative expense in the accompanying financial statements and was $4,391 and $4,338 for the nine months ended March 31, 2008 and 2007, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the nine months ended March 31, 2008 and 2007, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Range of expected volatilities	263% - 313%	267% - 305%
Weighted average expected volatility	307%	301%
Dividend yields	0%	0%
Range of risk-free interest rate	3.14% - 4.47%	4.63% - 5.05%
Expected term, in years	5.5-7	2-7

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 25% and 6%, respectively, for the nine months ended March 31, 2008 and 44% and 8%, respectively, for the nine months ended March 31, 2007. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Payment Awards—A summary of the activity for share-based payment awards in the nine months ended March 31, 2008 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
June 30, 2007	299,530	11.35	8.0	223,100	1.0

Granted	211,000	2.61	9.7	50,000	3.6
Exercised	—	—	—	(5,000)	—
Cancelled	(50,303)	4.57	8.1	(2,500)	—

March 31, 2008	460,227	8.09	8.4	265,600	1.7

Awards exercisable/ vested as of March 31, 2008	130,991	20.42	6.5	160,595	—

Awards unexercisable/ unvested as of March 31, 2008	329,236	3.18	9.1	105,005	0.6

	460,227			265,600

		Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted nine months ended March 31, 2008		$2.61	$3.05	$2.69

The weighted-average grant date fair value of all share option awards granted during the nine months ended March 31, 2008 and 2007 was $2.61 and $4.63, respectively. The total intrinsic value of share options exercised during the nine months ended March 31, 2008 and 2007 was $0 and $8,047, respectively.

The total intrinsic value of options outstanding and exercisable at March 31, 2008 and 2007 was $2,129 and $120,640, respectively.

The weighted-average grant date fair value of RSU’s granted during the nine months ended March 31, 2008 and 2007 was $3.05 and $4.60, respectively.

The total intrinsic value of RSU’s exercised during the nine months ended March 31, 2008 and 2007 was $9,100 and $72,900, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2008 and 2007 was $284,571 and $710,357, respectively.

The total fair value of RSU’s vested during the nine months ended March 31, 2008 and 2007 was $201,581 and $317,798, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2008 and 2007 was $265,939, and $45,580, respectively. As of March 31, 2008, there was $792,828 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

The compensation cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Three months ended June 30, 2008	54,995	40,925	95,920
Year ended June 30, 2009	172,123	123,156	295,279
Year ended June 30, 2010	159,082	60,065	219,147
Year ended June 30, 2011	104,005	35,456	139,461
Year ended June 30, 2012	32,945	11,819	44,764

	523,150	271,421	794,571

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2008 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
At June 30, 2007	236,710	110,002	346,712	$3.97

Granted	211,000	50,000	261,000	$2.61
Vested	(73,607)	(54,997)	(128,604)	$3.64
Cancelled/Issued	(44,867)	—	(44,867)	$4.42

At March 31, 2008	329,236	105,005	434,241	$3.18

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options, except for 4,067 options issued to a former director that were accelerated upon his decision not to stand for re-election. The stock compensation expense recognized in the second quarter of 2008 for the acceleration of options and restricted stock units for this former director was $47,085.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2008 and 2007 included in the Condensed Consolidated Statement of Operations:

	Nine Months ended March 31, 2008	Nine Months ended March 31, 2007
Stock options	$125,156	$109,878

RSU	$155,369	$107,489

Total	$280,525	$217,367

The amounts above were included in:
General & administrative	$216,490	$180,332
Cost of goods	$49,255	$26,953
Research & development	$14,780	$10,082

	$280,525	$217,367

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 1,545,623 shares for the nine months ended March 31, 2008 and 1,039,453 shares for the nine months ended March 31, 2007 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity. The foreign exchange translation adjustment was a loss of $43,059 at June 30, 2007 and a gain of $8,122 at March 31, 2008. The Company, as of March 31, 2008, had approximately $714,000 in assets and $429,000 in net assets located in the Peoples Republic of China (“PRC”). New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC. Intellectual property was valued in the transferred asset basis in PRC.

9. Securities Offering

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,978,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

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

10. Chief Executive Officer

Effective as of September 18, 2007, Mr. Kenneth Brizel’s employment with the Company terminated. Mr. Brizel was the President and Chief Executive Officer. On such date, Mr. Brizel resigned as a director of the Company and its Shanghai subsidiary. As of September 18, 2007 Mr. Brizel’s employment agreement with the Company was amended to stipulate that his employment had been terminated by the Company other than for “Cause” and, accordingly, Mr. Brizel will be entitled to receive severance in the amount of $286,000 to be paid over the next year pursuant to the terms of his employment agreement. Accrued severance and related benefits related to the termination was $181,942 as of March 31, 2008.

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

11. Lease Amendment

Due to the transfer of manufacturing for over 80% of our production requirements for our precision molded optic line to our facility in China, our space needs in our headquarters and manufacturing facility in Orlando, Florida were reduced from approximately 41,063 square feet to approximately 21,557 square feet. The Third Amendment to the Orlando manufacturing lease, effective December 1, 2007, reflects a reduction in leased space and related rental obligations. The lease term was extended from November 30, 2008, to December 31, 2014, and minimum rental rates for the extension term were established based on annual increases of three percent. Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the Third Amendment. The lease amendment required the payment of a lease termination fee of $150,000, which was paid in three installments in December 2007, January 2008 and February 2008 and expensed in the second fiscal quarter of 2008.

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

13. Amendment of Rights Agreement

The Company and Continental Stock Transfer & Trust Company (“Continental”) are parties to a certain Rights Agreement dated May 1, 1998 (the “Rights Agreement”). The Rights Agreement describes the terms of certain rights attendant to each share of the Company’s Class A Common Stock. Generally, the Rights Agreement provides that the registered holder of a share of Common Stock is entitled to purchase from the Company one one-hundredth of a share of Series D Participating

Preferred Stock, $.10 par value, at a purchase price of $35, subject to adjustment, upon the occurrence of certain events described in the Rights Agreement. Pursuant to the terms of the Rights Agreement, such rights and the Agreement were to expire on February 25, 2008.

On February 25, 2008, the Company’s Board of Directors determined to extend the Final Expiration Date (as defined in the Rights Agreement) from February 25, 2008 to February 25, 2018, pursuant to Section 26 of the Rights Agreement. In connection therewith, the Company and Continental entered into that certain First Amendment to Rights Agreement, dated as of February 25, 2008, whereby the Final Expiration Date was extended to February 25, 2018.

14. Sale of Gradium Product Line

The Company announced a non binding letter of intent was signed with ThorLabs, Inc., a major optics company, to sell certain patents, equipment and inventory associated with the GRADIUM® product line for $1 million cash. We will continue to have the right to sell the GRADIUM® products to our customer base. ThorLabs will take over the manufacturing of the GRADIUM® products and maintain an inventory to support our sales efforts. The transaction is subject to completion of due diligence and the negotiation of a purchase agreement, but is expected to close in May 2008. The sale of this non-strategic specialty line is another action that will allow us to focus our resources on the execution of our business strategy. Our strategy is to manufacture higher volume, lower cost products targeting imaging applications, industrial laser applications and infrared applications.

15. Accounts Receivable Financing

On May 8, 2008, the Company entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”). The agreement provides a $600,000 line of credit, with all accounts receivable invoices serving as collateral. Certain domestic customers have been identified to participate in this program. The agreement is for a six-month term, with an option to renew for additional six-month periods. During the course of the six–months it is expected that $1,000,000 will be funded. The Company will present accounts receivable invoices and receive 85% of the invoice balance immediately. Interest is set at prime plus two percent. A 2.5% discount fee will be charged upon the funding of each invoice. Invoices sold to LSQ which remain outstanding over ninety days past the due date are required to be re-purchased. Once the sold invoice is paid to LSQ the 15% reserve is transferred to the Company. The agreement may be terminated within the notice period. If beyond the notice period or if $1,000,000 have not been financed through the line of credit a termination fee is due. If the notice period is not meet a new six-month period will be established. The termination fee is equal to 2.5% of the funds not financed during the six-month period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “We”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Approximately 83% of the Company’s precision molded lenses produced in the fiscal quarter ended March 31, 2008 were manufactured in LPOI’s Shanghai facility. We have increased the capacity of the Shanghai facility by increasing capital equipment and the number of Shanghai employees. We have added sales staff in Shanghai and continue our efforts to penetrate the market to supply larger volume, lower cost lenses.

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

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month periods. During the nine months ended March 31, 2008 and 2007 we incurred a $51,181 gain and a de-minimus loss on foreign currency, respectively.

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

Despite these challenges to obtaining more design win business, we nevertheless have been, and believe we can continue to be, successful in procuring this business because of our unique capabilities in optical design engineering. Additionally, we believe that we offer value to some customers as a secondary or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign merchant production source. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets. The Company announced a non binding letter of intent was signed with ThorLabs, Inc., a major optics company, to sell certain patents, equipment and inventory associated with the GRADIUM® product line for $1 million cash. We will continue to have the right to sell the GRADIUM® products to our customer base. See Note 14.

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

At March 31, 2008, our disclosure backlog had increased to $3.1 million, as a result of booking of new orders. Our recent bookings activity has showed a continuing slow down in orders from our telecommunications customers, which have extended requested ship dates and are not placing new orders. The slowdown in new orders from our telecommunications customers is expected to continue through the year ending June 30, 2008, and potentially beyond, based on the level and timing of booked orders. We are beginning to see the results of our efforts to enter the high volume lower cost commercial markets with orders for laser tools now in our backlog. Also, we have increased quote activity for our Black Diamond and collimator product lines. With the continuing diversification of our backlog and the smaller percentage of telecom business in our backlog we expect to show increases in revenue starting with the fiscal fourth quarter 2008. Bookings have increased for our industrial and distribution and defense customers.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At March 31, 2008, our DCSI was 81 compared to 72 at March 31, 2007. The increase in inventory was principally caused by inventory remaining rather level but cost of goods sold decreasing.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At March 31, 2008, our DSO was 59. At March 31, 2007, our DSO was 59. The DSO is at 59 compared to our 30-day terms due to a higher percentage of sales occurring at the end of the quarter.

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

Liquidity and Capital Resources

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. We are seeking additional financing, but we have no commitments for any financing at this time. On May 12, 2008, the Company had a book cash balance of approximately $179,000.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. On January 11, 2006 we procured a secured line of credit loan in the maximum available principal amount of $500,000. We drew the maximum available principal amount of $500,000 under the loan during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the loan was converted into a term loan which shall be amortized over thirty-six (36) month period beginning February 1, 2007. The $500,000 principal amount outstanding as of February 1, 2007, is payable in equal monthly installments along with accrued interest thereon. The loan balances was approximately $319,000 at March 31, 2008.

If additional capital expenditures are required, we may seek similar capital equipment lease or other debt financing, however, it is uncertain whether we would be successful in obtaining any such financing on terms acceptable to us.

In July 2007 we raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,978,544. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of our common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision, for example alleged omissions relating to the termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believe there is no merit for the investor’s claims and have responded to the investor rejecting the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. We believe there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

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

We announced a non binding letter of intent was signed with ThorLabs, Inc., a major optics company, to sell certain patents, equipment and inventory associated with the GRADIUM® product line for $1 million cash. We will continue to have the right to sell the GRADIUM® products to our customer base. ThorLabs will take over the manufacturing of the GRADIUM® products and maintain an inventory to support our sales efforts. The transaction is subject to completion of due diligence and the negotiation of a purchase agreement, but is expected to close in May 2008. The sale of this non-strategic specialty line is another action that will allow us to focus our resources on the execution of our business strategy to manufacture higher volume, lower cost products targeting imaging applications, industrial laser applications and infrared applications.

Our fiscal 2008 operating plan and related financial projections were based upon flat sales levels, improved margins based on production efficiencies and reductions in materials cost, overhead and administrative expenditures. During the first three quarters of fiscal 2008, we have begun to reduce our overhead and administrative expenditures and our production costs. Actual revenue for fiscal 2008 to date has not met our planned revenue due to continuing slowdown in the telecommunications market and competitive pricing pressures. We believe these factors will continue to affect our performance in future quarters.

During the nine months ending March 31, 2008, we used approximately $3,118,000 of cash for operating activities. At March 31, 2008, we had a cash and cash equivalent balance of approximately $420,000.

On May 8, 2008, we entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”). The agreement provides a $600,000 line of credit, with all accounts receivable invoices serving as collateral. Certain domestic customers have been identified to participate in this program. The agreement is for a six-month term, with an option to renew for additional six-month periods. During the course of the initial six–month term it is expected that $1,000,000 will be funded. We will present accounts receivable invoices and receive 85% of the invoice balance immediately. Interest is set at prime plus two percent. A 2.5% discount fee will be charged upon the funding of each invoice. Invoices sold to LSQ which remain outstanding over ninety days past the due date are required to be re-purchased. Once the sold invoice is paid to LSQ the 15% reserve is transferred to the Company. The agreement may be terminated within the notice period. If beyond the notice period or if $1,000,000 have not been financed through the line of credit a termination fee is due. If the notice period is not meet a new six-month period will be established. The termination fee is equal to 2.5% of the funds not financed during the six-month period.

For the nine months ended March 31, 2008, cash decreased by approximately $3,850,000, excluding the private placement proceeds we received in July 2007, compared to a decrease of approximately $1,881,000 in the same period of the prior fiscal year. The decrease in cash in both periods was primarily related to the funding of the net loss for the period, capital expenditures and payments to vendors. We invested $240,000 for capital equipment for the joint venture which will have a long production lead time, $148,000 for legal fees for representation related to the CDGM joint venture and the Harborview litigation, and severance expenses of $180,000 for work force reductions implemented in the first, second and third quarters of fiscal year 2008.

In connection with the CDGM joint venture, the Company is required to fund an initial cash investment of $5 million. In addition, the Company will require working capital in order to fund the costs to manufacture certain lens presses which the Company will sell to the joint venture. We are currently considering the options that might be available to procure the financing necessary to the Company’s capital investment obligations and working capital requirements related to the joint venture. There can be no assurance that we will be able to obtain the necessary funds to meet our $5 million equity obligation or the additional working capital needs that our participation in the joint venture will require. If we are unable to procure financing to allow us to fund our initial capital investment in the joint venture equity obligation, it is anticipated the CDGM would terminate the joint venture contract. If the joint venture were to terminate either as a result of our failure to fund our required capital investment or for any other reason, it would be our intention to pursue through our Shanghai operation the high volume, low cost imaging markets that the joint venture was formed to penetrate. If we did pursue those markets other than through the joint venture, we believe that penetration of such markets would take a significantly longer period of time and substantially more capital.

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

Our uses of cash are primarily payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Periodically, however, we do make expenditures for capital goods. As a result of the CDGM joint venture and our continued efforts to expand and transition our business, it is anticipated that our cash requirements will significantly increase through the rest of fiscal 2008. Since 2001 we have experienced negative cash flow or net use of cash. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock such as our private placement offerings in 2007, 2006, 2005 and 2004.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by obtaining debt. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Unless we are able to expand our cash resources over the next quarter, we will be unable to sustain its business transition and growth plan and may be unable to maintain its current levels of business. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price. Management believes the Company has sufficient cash to fund operations for the next three months, exclusive of any cash investment or working capital requirements related to the

CDGM joint venture. We are reviewing our options to obtain additional financing to fund our existing operations as well as certain new investments that will allow the Company to continue operations, the transition of its business model and strategy, and its future growth. However, there can be no assurance that we will be able to obtain the necessary financing to allow the Company to accomplish any of the foregoing or, if such financing is available, that the terms of such financing will be acceptable.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Contyractual Obligations

(dollars in 000’s)	Payments due by period
	Total	Less that 1 year	1-3 years	4-5 years	After 5 years	Comments
Operating lease	$2,968	$317	$832	$885	$934	Real estate lease with monthly payments
Capital lease	28	18	10	—	—	Equipment lease with monthly payments
Note payable	320	167	153	—	—	Equipment financing line of credit
Open purchase obligations	345	345	—	—	—	Current purchase orders outstanding

	$3,661	$847	$995	$885	$934

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues:

For the quarter ended March 31, 2008, we reported total revenues of $2.1 million compared to $2.9 million for the third quarter of last fiscal year, a decrease of 27% and an increase of approximately $93,000, or 5%, compared to second quarter of fiscal 2008 revenue of $2.0 million. The decrease from the third quarter of last year was primarily attributable to lower sales volumes of molded optics products, gradium and isolators. Our sales to customers in the telecommunications industry decreased by $952,000 compared to the quarter ended March 31, 2007.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2008 compared to third quarter fiscal 2007 decreased to 20% from 25%. Total manufacturing cost of $1.7 million was $0.5 million lower in the third quarter of fiscal 2008 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, were 24% of revenue in the third quarter of fiscal 2008 compared to 47% of revenue in the third quarter of fiscal 2007. We have continued to improve our direct costs as a result of the cost reduction programs we are implementing. During the third quarter of fiscal year 2008, 83% of our precision molded optics were produced at our Shanghai facility. Material costs are improving with the use of in-house built holders, which are used to hold molded glass lenses for some applications, the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

The most significant impact on the gross margin decline is lower revenue from the sales of molded optics, collimator and isolator products which were not adequate to absorb their related direct costs and overhead costs.

Selling, General and Administrative:

During the third quarter of fiscal 2008, selling, general and administrative (“SG&A”) costs were approximately $1.3 million, which was an increase of approximately $327,000 compared to SG&A costs for the third quarter of fiscal 2007. We had some non-recurring expenses for legal services due to the pending litigation and the formation of the CDGM joint venture of $120,000 and $30,000 of rent for temporary space during the transition to our smaller Orlando facility. Besides the non-recurring legal expenses for the joint venture and the Harborview litigation, legal fees were up $44,000 from the fiscal third quarter of 2007. A new advertising campaign increased fees $18,000 from last fiscal third quarter. Bad debt expense increased $89,000 from last fiscal quarter. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. For example, in December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in an annual rental cost (SG&A) savings of approximately $150,000, or $38,000 during the third quarter of fiscal 2008 compared to the same quarter in fiscal 2007. The lease amendment extended the lease for six more years through December 2014. The lease amendment required the payment of a lease termination fee of $150,000 which was expensed in the second fiscal quarter of 2008 and paid over three installments in December, January and February.

New Product Development:

New product development costs increased by approximately $19,000 to approximately $308,000 in the third quarter of fiscal 2008 versus $289,000 in the third quarter of fiscal 2007 due to increased engineering staff and the establishment of the Shanghai design center. We anticipated a minor increase this fiscal year in product development staffing levels as we worked to meet the increased volume of specific customer design requests for our products which, in turn, we anticipate will lead to additional sales to new and existing customers.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the third fiscal quarter of 2008 and 2007.

Other Income (Expense):

Interest expense was approximately $19,000 in the third quarter of fiscal 2008 versus interest expense of $11,000 in the third quarter of fiscal 2007. The interest is attributable to our $500,000 line of credit loan that was converted into a three-year term loan effective February 1, 2007 and our capital equipment lease. Other income was approximately $12,000 in the third quarters of both fiscal 2008 fiscal 2007.

Net Loss:

As a result of the foregoing, net loss was approximately $1.2 million or $0.22 basic and diluted per share during the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007, in which we reported a net loss of $520,000 or $0.12 basic and diluted per share. This represents an $670,000 increase in net loss. Weighted-average shares outstanding increased in the third quarter of fiscal 2008 compared to the third quarter in fiscal 2007 primarily due to the sale of 800,000 shares to private investors in the first quarter of fiscal 2008.

Fiscal Nine Months: Nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

Revenues:

For the nine months ended March 31, 2008, we reported total revenues of $6.4 million compared to $11.1 million for the first nine months of last fiscal year, a decrease of 42%. The decrease was primarily attributed to lower sales volumes of molded optics products and isolators. Our sales to customers in the telecommunications industry decreased by $4.7million compared to the nine months ended March 31, 2007, and we expect that sales to our telecommunications customers will continue to decrease or remain at these lower levels for the foreseeable future.

Cost of Sales:

Our gross margin percentage in the first nine months of fiscal 2008 compared to first nine months of fiscal 2007 decreased to 10% from 27%. Total manufacturing cost of $5.8 million was $2.3 million lower in the first nine months of fiscal 2008 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, were 28% of revenue in the first nine months of fiscal 2008 compared to 42% of revenue in the first nine months of fiscal 2007. We have continued to improve our direct costs as a result of the cost reduction programs we are implementing. During the first nine months quarter of fiscal year 2008, 81% of our precision molded optics were produced at our Shanghai facility. Material costs are improving with the use of in-house built holders, the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

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

Selling, General and Administrative:

During the first nine months of fiscal 2008, SG&A were approximately $4.1 million, which was an increase of approximately $559,000 compared to $3.5 million in the first nine months of fiscal 2007. This increase was due to an accrual for severance costs owed to our former CEO which were partially offset by lower commissions (due to lower sales), higher legal fees for our pending litigation and the startup up of our CDGM joint venture, and lower accounting fees. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. For example, in December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in an annual rental cost (SG&A) savings of approximately $150,000. The lease amendment extended the lease for six more years through December 2014. The lease amendment required the payment of a lease termination fee of $150,000 which was expensed in the second quarter of fiscal 2008 and paid over three installments in December, January and February.

New Product Development:

New product development costs increased by approximately $93,000 to approximately $924,000 in the first nine months of fiscal 2008 versus $831,000 in the first nine months of fiscal 2007 to wages due to increased engineering staff in both Orlando and Shanghai. During fiscal 2008 we established a design center in Shanghai. We anticipate keeping new product development expenses flat for the remainder of this fiscal year.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $25,000 per nine months in both fiscal 2008 and 2007.

Other Income (Expense):

Interest expense was approximately $48,000 in the first nine months of fiscal 2008 versus interest expense of $34,000 in the first nine months of fiscal 2007. The interest expense is attributable to our $500,000 line of credit that was converted to a three-year term loan effective February 1, 2007. Other income was approximately $74,000 in the first nine months of fiscal 2008 versus other income of $79,000 in the first nine months of fiscal 2007. This decrease was due to lower interest income resulting from the Company’s maintenance of lower cash deposit balances.

Net Loss:

As a result of the foregoing, net loss was approximately $4.3 million or $0.81 basic and diluted per share during the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007, in which we reported a net loss of $1.3 million or $0.29 basic and diluted per share. This represents an $2.9 million increase in net loss. Weighted-average shares outstanding increased in the first nine months of fiscal 2008 compared to the first nine months in fiscal 2007 primarily due to the sale of 800,000 shares to private investors in the first quarter of fiscal 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon LightPath’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, intangibles, accounts receivable, inventory reserves, valuation of deferred taxes, and valuation of compensation expense on stock-based awards. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Allowance for Bad Debts. We review our outstanding accounts receivable regularily for collectibility. Amounts that are greater than ninety days past due are reserved at 100%. Also 10% of amounts more than sixty days past due are reserved.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No, 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157, if any, on its consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. On July 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. The Company is currently evaluating the impact SFAS 157 will have in relation to non-financial assets and liabilities on its consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses and significant deficiencies relating to internal controls as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007.

During the fiscal quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management has concluded that the material weaknesses and significant deficiencies in internal control relating to inventory, accrued liabilities, information technology and financial reporting as described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007, have not been fully remediated. During the quarter ended March 31, 2008, management made progress in remediating certain aspects of the weaknesses and deficiencies reported, specifically in the accrued liabilities consistent with the remediation action plan described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2007. Some progress had been made on inventory controls, specifically the review and update of our standard costs. However, other aspects of the weaknesses and deficiencies reported, especially with respect to internal control over inventory, are still in the remediation process and continue to constitute material weaknesses and significant deficiencies. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its policies and procedures to fully remediate the material weaknesses and significant deficiencies described above.

PART II

Item 1.	Legal Proceedings

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,978,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

Exhibit Number	Description	Notes
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

Exhibit Number	Description	Notes
10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.17	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc	17

10.18	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.19	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

10.20	Amended Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	18

10.21	Receivables Purchase and Security Agreement dated May 8, 2008 between LSQ Funding Group, LC. and LightPath Technologies, Inc.	19

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.

8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
14.	This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto
15.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and is incorporated herein by reference thereto.
16.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007, and is incorporated herein by reference thereto.
17.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and is incorporated herein by reference thereto.
18.	This exhibit was filed as amendment number 1 to form 8A filed with the Securities and Exchange Commission on February 28, 2008, and is incorporated herein by reference thereto.
19.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008, and is incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 15, 2008	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain selling stockholders	13

10.11	Change of Control Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

Exhibit Number	Description	Notes
10.12	Employee Agreement dated February 14, 2007, among LightPath Technologies, Inc., and its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the selling stockholders signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain selling stockholders	15

10.16	Amended to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.17	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc	17

10.18	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.19	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

10.20	Amended Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	18

10.21	Receivables Purchase and Security Agreement dated May 8, 2008 between LSQ Funding Group, LC. and LightPath Technologies, Inc.	19

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.

6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.
9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
14.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
14.	This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto
15.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and is incorporated herein by reference thereto.
16.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007, and is incorporated herein by reference thereto.
17.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and is incorporated herein by reference thereto.
18.	This exhibit was filed as amendment number 1 to form 8A filed with the Securities and Exchange Commission on February 28, 2008, and is incorporated herein by reference thereto.
19.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008, and is incorporated herein by reference thereto.
*	Filed herewith.