Form 10-K
period 2008-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2008-09-29
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. As defined in Rule 12b-2 of the Exchange Act: See the definition of “Large Accelerated Filer”, “Accelerated Filer”, “Non-accelerated Filer” or “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company. (As defined in Rule 12b-2 of the Exchange Act.)     YES  ☐    NO  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $7,903,312 as of December 31, 2007.

As of September 24, 2008, the number of shares of the registrant’s Class A Common Stock outstanding was 5,331, 664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

LightPath Technologies, Inc.

Form 10-K

PART I

Item 1.	Business.

General

LightPath Technologies, Inc. (“LightPath” or “Company”) manufactures optical components and higher-level assemblies including precision molded glass aspheric optics, precision molded infrared molded optics, isolators, proprietary fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to do their jobs:

•	Molded glass aspheres are in various high performance optical applications in lasers and infrared imaging;

•	Isolators prevent the back-reflection of optical signals that can degrade optical transmitter and amplifier performance whenever light must enter or exit a fiberoptic cable (“fiber”);

•	Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber, laser delivery applications like fiber lasers; and

•	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance, approaching aspheric performance at a fraction of the price for larger diameter aspheres.

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

From 1998 through 2002, our intense pursuit of optoelectronics and photonics applications led us to become heavily reliant on the telecommunications capital equipment market, which went through a rapid and substantial increase and a similarly rapid and substantial decline in these five years. This market drove our product development and acquisition strategies during this time and led to an increase in reported revenues from under $1 million to over $26 million and then to a decline to under $7 million in fiscal 2003. As a result of activities during this five-year period, we found it necessary to reduce costs significantly by consolidating all production and our corporate headquarters in Florida. Once we consolidated all Company operations to one site under one management group and with one sales force, we determined that our former operating segments of Optical Lenses and Laser Components were no longer reportable operating segments and, as such, we operate a single business with the aforementioned optical component product lines.

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

With the initial success with our Shanghai facility, we embarked on further expansion into China with the announcement in January 2008 of a joint venture with CDGM Glass Co., Ltd. It was intended that LightPath and CDGM would each own a 50% interest in the joint venture which would be organized under the name “LightPath CDGM Chengdu Optical Co., Ltd.” and located in Chengdu, China. The initial business purpose of the joint venture was to develop, mold, and manufacture aspheric lenses with a diameter of less than 20 mm for high volume visible imaging applications for cell phones, digital cameras and video equipment as well as assemble modules that will include the lenses for such applications. It was intended that the joint venture would sell and distribute its products in China and international markets and would provide technical and after-sale services. The target production volume of the joint venture was one million lenses per month, which the parties believed could have been achieved after 12 months of manufacturing operations.

The joint venture was contingent on, among other things, the contribution of $5,000,000 of initial funding from each of the two joint venturers. Because we were unable to raise the funds necessary to make the initial capital contribution, CDGM and we have terminated the joint venture contract on September 28, 2008.

In the absence of the joint venture, LightPath will continue its strategy to enter into the imaging lens market using its existing capacity at its Shanghai facility but on a significantly lesser scale.

Business Strategy

Our strategy is to leverage our technology and know how, our established low cost manufacturing capability and partnerships to grow the business dramatically. We will use our optics customer base for imaging products, which represents over 1,000 companies worldwide engaged in a wide variety of markets. We had not emphasized applications with these customers during the telecommunications boom and we are working diligently to service and participate in the development of their next generation of applications and products. We continue to serve a number of telecom customers; most of them are in a broader market of communications, including datacom, hybrid-fiber coax and telecommunications. We have leveraged our patents and know-how to develop new products for applications in Blue Lasers, Infrared Imaging and Fiber Laser Delivery Systems.

Because complex customer application systems can contain many optical components and our products can be utilized to reduce the number or type of lens elements in such systems, we believe that our products can simplify the design and improve the performance of such complex optical systems. However, design and production of an optical product is a lengthy process, and it may take years for producers to redesign complex optical systems using our products, reconfigure the product housing, re-engineer the assembly process and initiate commercial quantity orders for our products. Accordingly, we intend to focus our marketing efforts on high resolution camera applications used in cell phones, web cameras and digital still cameras as well as emerging industries, such as medical devices, industrial and performance-driven industries that are seeking to optimize performance of new and existing optical products.

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

During fiscal 2007 and throughout 2008 we continued to offer more lens designs utilizing our proprietary lead free glass ECO550, used for precision molded aspheric lenses. The European Parliament has established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese have established “Green” requirements in 2003, for the elimination of certain hazardous substances used in electronic equipment, both of which are now in effect. ECO550 glass is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

We continue to develop our molded infrared aspheric optics product line with new short (SWIR), mid (MWIR) and LWIR materials; this new product line is called the Black Diamond ™ precision molded glass aspheric optics. Traditionally our aspheric lenses have been limited to visible and near-infrared wavelengths. Recent advances in optical materials now provide a common technology path to produce molded infrared aspheric optics over the wavelength range of 1 to 14 microns. Traditionally, infrared optics relies on individually diamond turned, polished or other lengthy manufacturing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems.

We are enhancing our precision molded infrared aspheric optics products for imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense. In 2008, LightPath has delivered customized lens assemblies to clients and has an increasing presence in the market for molding precision infrared optics. In addition, we are targeting niche markets, such as infrared laser systems that are used in gas sensing and environmental monitoring. These growing markets provide a unique opportunity for high volume molded infrared aspheres.

Overall, we anticipate the growth of infrared optics and increased requirements for systems requiring molded aspheric optics over traditional ground and polished lenses.

Isolators

We manufacture a qualified family of free-space, laminate and custom isolators, and sell isolator assemblies for applications in all communication markets. Manufacturing of isolators is in the process of being transferred to our Shanghai facility. The relocation of the assembly operations has been completed and other support operations for isolator manufacturing are scheduled for transfer by January 2009.

Collimators

During 1998, we began the development of products for the then-emerging optoelectronics markets, specifically in the areas of fiber telecommunications. Beginning in 2001, the telecom equipment market slowed dramatically, reducing the demand for the optical components segment of the market. Due to the decline of the telecommunications market segment, we are pursuing other opportunities incorporating our unique patented laser fusion technology.

Currently, we are specifically targeting and selling high power collimators into diverse markets such as fiber laser systems, Nd:YAG laser cutting and welding systems and communications systems. Our standard collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of ten watts of optical power. Customers have passively tested our collimators to over 100 watts in the forward direction. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses.

In 2008, we introduced the IsoBeamTM Fusion Collimator for the fiber laser market. This new collimator combines the high power capabilities of our Fiber Fusion collimators with a high power optical isolator to prevent harmful back reflections from reaching the laser. The IsoBeamTM is specifically designed for use with fiber lasers up to 30W, where reducing back reflections is a critics necessity. We are working with several fiber laser suppliers to qualify the IsoBeamTM for incorporation into their systems.

GRADIUM Lenses

GRADIUM glass was developed by us as an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems. Typical applications include surgical lasers, high power YAG lasers for welding, cutting and marking, defense-market uses, and test and measurement. GRADIUM has a unique capability to handle up to 10 kilowatts of power and is servicing a niche market for high power YAG laser for laser cutting and laser welding.

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

U.S. East Half & Eastern Canada,

U.S. West Half & Western Canada

Europe

China

Asia/ROW

In addition, we have formalized relationships with sixteen industrial, laser, optoelectronics and medical component distributors located in foreign countries and in the United States to assist in distribution of our products geographically outside the United States and in highly specific target markets. Because the optics industry is highly fragmented, we utilize these distributors, certain catalog distributors, our own catalog and our Internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make limited use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

Trade Shows

We display our product line additions and enhancements at one or more trade shows each year. For example we participated in Photonics West in January 2008 and SPIE East in April 2008. We also attended CLEO and shows in Europe (Laser Munich) (Optatec) and Asia (ILOPE in Beijing, CIOE in Shenzhen, and AOE in Shanghai). Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

New Products

Our efforts in new product development are intended to continue to broaden our capabilities to service market areas in addition to the communications markets. We are specifically choosing target markets that take advantage of our existing technologies and provide new products that fit specific requirements for those target markets.

In addition to the products mentioned above, we are partnering with our current customer to provide optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. We believe these optical assemblies add significant value for our customers and may produce higher gross profit margins for us than individual components.

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

Manufacturers of conventional lenses and optical components include corporations such Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. In addition to being substantial producers of optical components, these entities are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products. In addition, although these companies do not manufacture axial gradient lenses, and although we believe that we have substantial technological expertise in this field, these companies could rapidly pursue development of an axial gradient product, in light of their substantial resources. In addition, our products compete with other products currently produced by these manufacturers.

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

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera and Sumitomo. Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing custom specialty and hybrid components according to particular OEM specifications. We are in the process of transferring the manufacturing of our isolator products to our Shanghai facility.

Collimators

LightPath’s collimator line focuses on high power laser in the fiber laser market. There are currently only a handful of direct competitors for our collimators. These include Optoskand and Oz Optics.

Manufacturing

Molded Aspheres and GRADIUM

Our manufacturing is performed in a 22,000 square foot production facility in Orlando, Florida and in a 17,000 square foot production facility in Shanghai. With unused space remaining in the Shanghai facility, we believe our space is adequate to accommodate our foreseeable needs. Both facilities feature areas for each step of the manufacturing process including tooling and coating work areas, pre-form manufacturing, and a clean room for pressing and integrated assembly. Both facilities include new product development labs and space that include development and metrology equipment.

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

In Orlando, we have glass coring equipment for our current needs of GRADIUM product sales in the United States and Europe. We obtain GRADIUM boules from Hikari Glass in Japan.

We are ISO 9000:2001 certified in both Orlando and Shanghai. Much of our product qualification is performed in-house at both facilities. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPC’s) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers demand rigorous testing prior to their purchase of our products.

Isolators

In our clean room, our isolator manufacturing equipment includes dual beam laser welding stations, sub-micron alignment engines, robotic assembly stations, automated dispensing systems and precision dicing equipment. The primary benefits of our approach to manufacturing are (i) reduced costs as a result of higher yields and more units produced, and (ii) product consistency as a result of eliminating manual labor. We believe we are the only manufacturer of free-space isolators currently using automated manufacturing. We are in the process of transferring the manufacturing of our isolator products to our Shanghai facility.

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

Our proprietary GRADIUM boules are produced by Hikari Glass, which also remits a royalty to us for its sales to customers in Asia/Pacific. This arrangement allows our product to gain sales exposure in Asia/Pacific.

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. Previously, Corning was our sole source for our primary glass composition; however, Corning discontinued production of this glass composition in 2007. We have converted a significant majority of our products to different, lower cost glass compositions made by Hikari, Ohara, CDGM and other suppliers. We have also put an inventory of the Corning glass in stock to cover a small number of applications that may take an extended time to convert. We expect that we will see significant cost savings due to the use of new glass compositions and do not believe the inability to use the Corning glass composition will adversely affect our production.

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

We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied by Corning and Hoya. To date, we have been able to acquire an ample supply of polarizing glass. Garnet and other crystals used in our isolator products are provided by a number of vendors, including Sumitomo, TDK and Triquint. We believe that the available quantities of garnet we will need are available at stable, adequate prices and are available in the open market. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard.

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

LightPath® is registered as a service mark in the United States and BLACK DIAMOND® and GRADIUM® are also registered trademarks. Other trademarks are held out and used by us under common law, such as CirculightTM.

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

As a result, our present new product development efforts are focused on markets that include Infrared Optics for imaging, blue lens applications, YAG lasers, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during the fiscal years 2008 and 2007 of $1,214,394 and $1,174,132, respectively. We currently plan to expend approximately $1 million for new product development during fiscal 2009, which could vary depending upon revenues levels, customer requirements and market opportunities perceived.

Concentration of Customer Risk

In fiscal 2008 sales to two customers, Santur and ThorLabs individually comprised at least 8% of our annual sales, with sales to Santur at 9% and sales to ThorLabs at 8%. In fiscal 2007 sales to two customers, Santur and T-Networks comprised more than 10% of our annual sales, with sales to Santur at 14% and sales to T-Networks at 12%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues. During fiscal 2007 Intel moved their production to a subcontractor who is a customer of ours. Adding the sales of the subcontractor and Intel together for fiscal 2007, would comprise at least 10% of revenues.

Backlog

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

Disclosure backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2008	6/30/2008	$2,995,000
Q3-2008	3/31/2008	$3,054,000
Q2-2008	12/31/2007	$2,693,000
Q1-2008	9/30/2007	$2,653,000
Q4-2007	6/30/2007	$1,849,000
Q3-2007	3/31/2007	$2,076,000

Geographic Area Financial Information

Our revenues were primarily attributable to customers from the United States, but we did have 31% of our revenues from customers based in Europe, North Africa and Asia.

Employees

At June 30, 2008, we had 171 full-time equivalent employees, with 71 in Florida and 103 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2009. Eighteen of our employees are engaged in management, administrative and clerical functions, sixteen in new product development, ten in sales and marketing and 127 are in production and quality functions. Additionally we had 3 persons on temporary or contractor status. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees is represented by labor unions.

Executive Officers

As of June 30, 2008, the following individuals were serving as executive officers:

J. James Gaynor was appointed Interim Chief Executive Officer on September 18, 2007 and President & CEO on February 1, 2008. He formerly was the Corporate Vice President Operations since July 2006. Mr. Gaynor is a mechanical engineer with over 25 years of business and manufacturing experience in volume component manufacturing in electronics and optics industries. Prior to joining LightPath from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division from March 2000 to April 2002. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology and has worked in manufacturing industries since 1976.

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

James Magos has been our Corporate Vice President of Sales and Marketing since July 2006. Prior to that he was our Senior Vice President of Sales since August 2003. From January 1999 to August 2003, Mr. Magos was Vice President and Chief Operating Officer for Cardinal Components Inc., a crystal manufacturer. Prior to joining Cardinal Components, Inc., he served as Vice President of Sales & Marketing for IQ Systems, Inc., Star Semiconductor, Logic Device Corporation, Harris Semiconductors (Intersil), RCA and General Electric. Mr. Magos earned his Bachelor of Science degree in Business Management from Long Island University and extensive management training during his tenure with GE, RCA and Harris. Mr. Magos resigned from the Company effective September 2, 2008.

Dr. Zhouling (Joe) Wu has been our Corporate Vice President and President of China Operations since July 2006. Prior to that he was Vice President since August 2005. Prior to joining LightPath, Dr. Wu was the General Manager for Oplink Shanghai and was the assistant to the CEO working for Oplink Communications beginning in 2000. From 1997 until 2000, Dr. Wu was an optical scientist at Lawrence Livermore National Labs and Dr. Wu holds a Ph.D. in optics from the Shanghai Institute of Optics and Fine Mechanics, an undergraduate degree from Tsinghua University in Beijing and an Executive MBA degree from Olin School of Business, Washington University. Dr. Wu has published 120 technical papers, has one patent, and has received numerous achievement awards and honors. Dr. Wu resigned from the Company effective October 1, 2008.

Item 2.	Properties

We occupy a 22,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, manufacturing management and some manufacturing operations. The territorial sales personnel maintain an office from their homes to serve their geographical territories.

Lease terms on our Orlando facility call for monthly rental payments of approximately $42,000 through December 2014, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs. Due to the transfer of manufacturing for over 80% of our production requirements for our precision molded optic line to our facility in China, our space needs in our headquarters and manufacturing facility in Orlando, Florida were reduced from 41,063 square feet to 21,557 square feet. The third amendment to the Orlando manufacturing lease, effective December 1, 2007, reflects a reduction in leased space and related rental obligations. The lease term was extended from November 30, 2008, to December 31, 2014, and minimum rental rates for the extension term were established based on annual increases of three percent. Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the Third Amendment. The lease amendment required the payment of a lease termination fee of $150,000, which was paid in three installments in December 2007, January 2008 and February 2008 and expensed in the second fiscal quarter of 2008.

We also lease a 17,000 square foot facility located in Jiading, Peoples Republic of China in November 2005. The lease expires November 2010. The facility is used primarily for manufacturing operations located in the Jiading Industrial Zone near Shanghai. The China facility houses 103 employees. The rent is approximately $5,300 per month. This manufacturing facility increased overall production capacity and has enabled us to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It has also provided a launching point to drive our sales expansion in Asia/Pacific. We believe our China facility is adequate to meet our future needs. Current production levels are at 39% of capacity. We have the ability to add equipment and additional work shifts to meet demand.

Item 3.	Legal Proceedings

In July 2007, the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. On September 24, 2007, the Company received a letter from Harborview Master Fund, an investor that purchased $500,000 of common stock issued in the offering, demanding rescission of its investment and reimbursement of the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that the Company failed to disclose facts material to the investor in making its investment decision (for example, alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition), and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no merit to the investor’s claims and responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after the Company filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. On March 28, 2008, the Company filed a motion to dismiss the amended complaint in its entirety, and that motion is currently pending. The Company believes there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

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

No matter was submitted during the fourth quarter of fiscal 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2008
Quarter ended June 30, 2008	$1.85	$1.16
Quarter ended March 31, 2008	$2.33	$1.36
Quarter ended December 31, 2007	$4.22	$1.85
Quarter ended September 30, 2007	$5.09	$3.18

Fiscal Year Ended June 30, 2007
Quarter ended June 30, 2007	$6.24	$4.63
Quarter ended March 31, 2007	$6.91	$4.72
Quarter ended December 31, 2006	$6.09	$3.41
Quarter ended September 30, 2006	$4.50	$3.20

As of September 5, 2008, we estimate there were approximately 337 holders of record and approximately 4,367 street name holders of the Class A common stock.

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all future earnings in order to finance the operation and expansion of our business. We are currently prohibited from declaring dividends without the prior written consent of the holders of at least 80% in principal amount of the then outstanding debentures issued on August 1, 2008. In addition, the payment of dividends, if any, in the future, will depend on our earnings, capital requirements, financial conditions and other relevant factors.

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

Joint Venture

On January 7, 2008, we entered into a joint venture contract with CDGM Glass Co., Ltd. (“CDGM”). It was intended that LightPath and CDGM would each own a 50% interest in a joint venture which would be organized under the name “LightPath CDGM Chengdu Optical Co., Ltd.” and located in Chengdu, China. The initial business purpose of the joint venture was to develop, mold, and manufacture aspheric lenses with a diameter of less than 20 mm for high volume visible imaging applications for cell phones, digital cameras and video equipment as well as assemble modules that will include the lenses for such applications. It was intended that the joint venture would sell and distribute its products in China and international markets and would provide technical and after-sale services. The target production volume of the joint venture was one million lenses per month, which the parties believed could have been achieved after 12 months of manufacturing operations.

The joint venture was contingent on, among other things, the contribution of $5,000,000 of initial funding from each of the two joint venturers. Because we were unable to raise the funds necessary to make the initial capital contribution, CDGM and we have terminated the joint venture contract on September 28, 2008.

In the absence of the joint venture, LightPath will continue its strategy to enter into the imaging lens market using its existing capacity at its Shanghai facility but on a significantly lesser scale.

Subsequent Event

On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to a private placement of 8% senior convertible debentures (the “Debentures”). The sale of the Debentures generated gross proceeds of approximately $2,929,000. We will use the funds to provide working capital for its operations. Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures, plus accrued but unpaid interest will be due. Interest on the Debentures is payable quarterly commencing on October 1, 2008 and may be paid in cash or our common stock. The interest due on October 1, 2008 was prepaid by the company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guarantied by our wholly-owned subsidiaries, Geltech Inc. and LightPath Optical Instrumentation (Shanghai), Ltd. pursuant to a Subsidiary Guarantee.

The Debentures are immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which is 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of the our common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants priced at $1.89 per share. If all of the Warrants were exercised, we would receive additional proceeds in the amount of $1,645,184.

Investors who participated in our July 2007 common stock private placement equity were offered an incentive to invest in the current offering. Four investors from the July 2007 offering participated in the current offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share. Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”).

We have agreed to pay a commission to the exclusive placement agent for the offering, First Montauk Securities Corp, in an amount equal to $216,570 plus costs and expenses. We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. In addition, the exercise price of 50% of the warrants issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced to $2.61 per share.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. None of the shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants or the Incentive Shares have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. We have agreed to cause the shares to be issued upon conversion of the Debentures and the shares issuable upon exercise of the Warrants and the Incentive Shares to be registered for resale with the Securities and Exchange Commission.

We and the investors executed a Registration Rights Agreement dated August 1, 2008, pursuant to which we have undertaken the obligation to file with the Securities and Exchange Commission, and to cause to be declared effective, a registration statement to register the shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares.

Liquidity and Capital Resources

History:

From February 1996 (when our IPO occurred) through fiscal 2002, inclusive, we raised a net total of approximately $87 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our capital stock. We did not have any equity or debt financing transactions in fiscal 2003; however in fiscal 2008, 2006, 2005 and 2004 we raised approximately $3.0 million, $3.6 million, $1.0 million and $1.9 million, respectively, from the issuance of common stock in private placements.

Our optical product markets experienced a severe downturn beginning fiscal 2001, which continued through fiscal 2003 and resulted in a significant decline in the demand for our products over that period. Beginning in 2004 and continuing through fiscal 2008, we believe that some improvement occurred in demand for our products in several of our markets. Nevertheless, we did not reach a status of positive cash flow or profitability during fiscal 2008 and 2007. We have developed our operating plan for fiscal 2009 and forecasted revenues and cash flows. We believe we currently have adequate financial resources for implementation and achievement of our fiscal 2009 operating plan and to sustain operations as currently conducted in the coming year. The cost savings generated in fiscal 2008 due to the reduced rent obligations on the facility in Orlando and the salary reductions in Orlando will continue through fiscal 2009.

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of recurring operating losses during 2008 and 2007 of $5.5 million and $2.6 million, respectively, and cash used in operations during 2008 and 2007 of $3.6 million and $1.9 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

We have instituted a cost reduction program and have reduced headcount in Orlando and costs for medical insurance for our employees. In addition, we have redesigned certain product lines, increased sales prices on certain items, obtained more favorable material costs, and have instituted more efficient management techniques. We believe these factors will contribute towards achieving profitability assuming we meet out sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have developed an operating plan for fiscal 2009 and we believe we have adequate financial resources for achievement of that plan and to sustain our current operations in the coming year. Nevertheless, we will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. We had a cash balance of approximately $358,000 at June 30, 2008. In August 2008, we raised approximately $2.9 million from the sale of convertible debentures and warrants. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our financial resources are not sufficient to sustain its operations or to pursue its business plan. There can be no assurance that any external financing will be available when we may need it.

The fiscal 2009 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products for the imaging markets in Asia, which are new markets for us. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related.

Cash Flows:

Cash used by operations during fiscal 2008 was approximately $3.4 million, an increase of approximately $1.9 million from fiscal 2007. During the course of fiscal 2008, we incurred expenses of approximately $1.3 million, caused by glass yield issues, overtime for direct labor, legal expenses for the Harborview litigation, severance and executive search fees for our CEO, travel for engineering and management to resolve issues at our Shanghai facility, and freight and duty expenses. We do not anticipate these types of expenses to continue at this level in fiscal 2009. We anticipate lower glass costs by replacing an internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes which are expected to improve our cash flow in future years.

While progress has been made to reduce operating cash outflow since fiscal 2004, significant risk and uncertainty remains. Our cash used by operations was approximately $334,000 for the fourth quarter of fiscal 2008. Cost cutting measures were implemented in fiscal 2008 but revenues were not high enough to cover fixed costs. The fiscal 2009 operating plan and related financial projections which we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

During fiscal 2008, we expended approximately $660,000 for capital equipment in comparison to $830,000 during fiscal 2007. The majority of the capital expenditures during fiscal 2008 were related to equipment used to enhance or expand our production capacity or for tenant improvements due to the reduction in space at our Orlando facility. The majority of the capital expenditures during fiscal 2007 were related to equipment used to enhance or expand our production capacity. Our operating plan for fiscal 2009 estimates expenditures at lower levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

In July 2007, we raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. On September 24, 2007, we received a letter from one of the investors that purchased $500,000 of common stock issued in the offering, demanding rescission of its investment and reimbursement of the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision (for example, alleged omissions relating to the termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition), and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believe there is no merit to the investor’s claims and responded to the investor rejecting the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. On March 28, 2008, we filed a motion to dismiss the amended complaint in its entirety, and that motion is currently pending. We believe there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

On May 8, 2008, we entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”). The agreement provided a $600,000 revolving line of credit, with all accounts receivable invoices serving as collateral. Certain domestic customers were identified to participate in this program. The agreement was for a six-month term, with an option to renew for additional six-month periods which we will not exercise. As of June 30, 2008 the loan balance to LSQ was $260,828. We presented accounts receivable invoices and received 85% of the invoice balance immediately. Interest was set at prime plus two percent. A 2.5% discount fee was charged upon the funding of each invoice. Invoices sold to LSQ which remain outstanding over ninety days past the due date are required to be re-purchased. Once amounts due under a sold invoice are paid to LSQ the balance after retention by LSQ of amounts funds by LSQ for such invoice is transferred to us. We have delivered notice to LSQ that the agreement will not be renewed and, therefore, it will expire on November 1, 2008. No termination fee is payable to LSQ as the minimum funding required in the agreement has been met.

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the United States should they be unwilling to commit their entire source of supply of a critical component to foreign merchant production sources. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

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

Disclosure Backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2008	6/30/2008	$2,995,000
Q3-2008	3/31/2008	$3,054,000
Q2-2008	12/31/2007	$2,693,000
Q1-2008	9/30/2007	$2,653,000
Q4-2007	6/30/2007	$1,849,000
Q3-2007	3/31/2007	$2,076,000

Our disclosure backlog at June 30, 2008 was $3.0 million. Due to market conditions, throughout fiscal 2008 new communications orders were lower from the previous year. We believe the upward trend in the disclosure backlog was principally caused by our new focus on the imaging market.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2008	6/30/2008	66
Q3-2008	3/31/2008	81
Q2-2008	12/31/2007	70
Q1-2008	9/30/2007	78
Fiscal 2008 average		74
Q4-2007	6/30/2007	76
Q3-2007	3/31/2007	72
Q2-2007	12/31/2006	57
Q1-2007	9/30/2006	46
Fiscal 2007 average		63

In comparison, our days cost of sales in inventory at June 30, 2007 was 76, comparing to 66 at June 30, 2008. We believe this downward trend in inventory was principally caused by the standard cost reevaluation in December 2007 reflecting our lower costs due to manufacturing in China. We expect inventory levels to decline through fiscal 2009 as we continue to reduce costs.

Accounts receivable levels and quality:

Similarly, we manage accounts receivable levels to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30-45 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows our DSO for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2008	6/30/2008	51
Q3-2008	3/31/2008	59
Q2-2008	12/31/2007	53
Q1-2008	9/30/2007	53
Fiscal 2008 average		55
Q4-2007	6/30/2007	56
Q3-2007	3/31/2007	61
Q2-2007	12/31/2006	48
Q1-2007	9/30/2006	42
Fiscal 2007 average		52

Our days sales outstanding at June 30, 2007 was 56, compared to 51 at June 30, 2008. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible and strive to have it no higher than 55. We have noticed an increase in DSO as more of our revenues are from international customers who tend to take longer to pay.

Year ended June 30, 2008 compared to the year ended June 30, 2007

Consolidated Operations

Our consolidated revenues totaled $8.8 million for fiscal 2008, a decrease of approximately $4.5 million or 34% compared to revenues for fiscal 2007 of $13.4 million. The decrease was attributable to decreases in sales of aspheric lenses, collimators and isolators product sales. Sales to our telecommunication customers were down $4.9 million from fiscal 2007. In our operating plan for fiscal 2009 we expect to see continued revenue gains in aspheric lenses while collimators and isolator sales are expected to remain at current levels.

Fiscal 2008 consolidated cost of sales of $7.6 million was approximately 86% of net revenues of $8.8 million, which is an increase over fiscal 2007 when our cost of sales was approximately 77% of net revenues. This percentage increase was caused by several factors. Among them, lower revenues were not sufficient to absorb our fixed costs and overhead costs. Our two plants were at 39% capacity for fiscal 2008. Our plant capacity and overhead structure are sufficient to handle much higher levels of production. During the year we were successful in shifting a higher percentage of production of molded optics to China, reducing materials cost by incorporating lower cost glass into our products and manufacturing lens holders in-house at a reduced cost, all of which we anticipate will result in continued improvements to our margins. These cost reductions have lowered our cost structure and enabled us to bid on the high volume low cost business. Going forward into fiscal 2009, the emphasis will be continued unit cost reductions driven by efficient purchasing and more sourcing in China of raw materials and coating services and higher yields due to a more experienced workforce in Shanghai. Over the course of fiscal 2008, as our manufacturing has shifted to Asia, we reduced our headcount in Orlando from 87 down to 71. As of June 30, 2008, 90% of our precision molded optics production has been transferred to China. This line comprises 72% of our total revenue and with the majority of the manufacturing now in China our gross margin will continue to improve as we have not yet seen the full year impact of this transfer.

Selling, general and administrative expenses increased by approximately $924,000 to $5.4 million in fiscal 2008 from $4.5 million in fiscal 2007. The increase was primarily due to increased stock compensation expense for stock options and restricted stock issued in October 2006, legal costs for the Harborview litigation and severance and search fees related to the replacement of our CEO. During fiscal 2008 we have reduced expenses through a voluntary reduction in executive and board compensation. Our operating plan for fiscal 2009 projects business levels that will require selling, general and administrative expenses to decrease, primarily caused by a reduction in our workforce in Orlando. Our intent is to manage the Orlando workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2008 increased by approximately $41,000 to approximately $1.2 million. This increase was primarily due to increased materials cost and labor for our China engineering staff. Our operating plan for fiscal 2009 projects some increases in new product development spending in order to support increased quote and customer design activity as well as continued investment in new projects.

In fiscal 2008 our amortization of intangibles remained at approximately $33,000 and is expected to remain at this level for fiscal 2009.

Interest expense increased by approximately $28,000 to approximately $87,000 compared to approximately $58,000 in fiscal 2007. This is primarily due to factoring fees offset by lower loan balances due to payments made on loans.

Other income decreased by approximately $42,000 to approximately $78,000 from approximately $120,000 of income in fiscal 2007, due to a decrease in interest earned on lower cash balances.

Net loss for fiscal 2008 was approximately $5.5 million compared with approximately $2.6 million in fiscal 2007, a decline of approximately $2.8 million. This decline in the current year was comprised principally of:

•	Gross margin reduction of $1.8 million;

•	Stock compensation expense increases of $153,000;

•	Severance and search fees related to the replacement of our CEO of $456,000;

•	Increased legal fees of $283,000

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for bad debts, inventory reserves, revenue recognition and valuation of compensation expense on stock-based awards. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been expensed in the period not capatilizied into inventory. Also unusual or abnormal costs, primarily relating to the start up of the China facility have been expensed. The inventory obsolensce reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

Deferred Rent. Certain of the Company’s operating leases contain predetermined fixed increases of the base rental rate during the lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

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

Sales to Santur were approximately $768,000 and $1.8 million, which represents 9% and 14% of net revenues for the years ended June 30, 2008 and 2007, respectively. Sales to T-Networks were approximately zero for fiscal 2008 and $1.6 million, which represents 12% of net revenues for the year ended June 30, 2007. During fiscal 2007 Intel moved their production to a subcontractor which is a customer of ours. The aggregate sales of the subcontractor and Intel are approximately 10% of revenues.

Stock-based compensation is expensed according to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is likely then the compensation expense will be amortized over the remaining vesting period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial statements, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities”, (“EITF 07-03”). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

Item 8.	Financial Statements and Supplementary Data

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2008.

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

As previously reported and as discussed under Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2006, management identified the following material weaknesses in our internal control over financial reporting: financial reporting issues concerning supervision of the accounting staff and footnote disclosures for stock based compensation, revenue recognition, inventory and accrued liabilities. Significant deficiencies also were reported in internal controls surrounding our policies and procedures related to payroll processing and fixed assets. During the year ended June 30, 2007, management made some progress in remediating certain aspects of the deficiencies reported, specifically in the payroll processing and fixed assets. However, other aspects of the deficiencies reported in inventory and accrued liabilities are still in the remediation process and to continue to constitute material weaknesses or significant deficiencies.

Except for the matters described above, there are no reportable events under Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (“Regulation S-K”) that occurred during the fiscal years ended June 30, 2006 and 2005 and through December 12, 2006. Our authorized officer has discussed the material weaknesses and significant deficiencies described above with KPMG, and we authorized KPMG to respond fully to the inquiries of Cross, Fernandez & Riley, LLP (“CFR”) which we engaged as our independent registered public accounting firm, concerning the subject matter of the material weaknesses and significant deficiencies described above.

On December 12, 2006, the Board of Directors appointed CFR, an independent member of the BDO Seidman Alliance network of firms, as the new independent registered public accounting firm to audit our financial statements. There were no discussions between us and CFR regarding the application of accounting principles to specific completed or contemplated transactions, or the type of audit opinion that might be rendered on our financial statements. Furthermore, no written or oral advice was provided by CFR that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. We have not consulted with CFR regarding any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation the CEO and CFO concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of June 30, 2008, as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation identified the following material weaknesses in the Company’s internal control over financial reporting as described below. A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified two material weaknesses relating to inventory:

Reserve for Inventory Obsolesce

Our management concluded that our procedures used to identify obsolete inventory items were not operating effectively during the 2008 fiscal year.

Inventory Costing

Our management concluded that policies and procedures to set cost standards in the inventory system were not designed or operating effectively during the year. An audit determined that there were discrepancies in the standard cost of raw material, direct labor, overhead and subcontracted services. In addition, policies and procedures regarding inventory management were not designed or operating effectively during the year. In particular, inventory work orders for finished goods are not entered into the perpetual system timely to allow for adequate tracking and monitoring of inventory flow and costing. Monthly physical cycle counts of on-hand inventory and the annual full physical count are considered compensating controls, but they do not reduce the likelihood of potential error below the level of significant error.

Management has made significant efforts to review its obsolete inventory throughout the year and has adjusted its reserve based on this updated analysis. Management intends to continue to remediate this weakness by determining how it can better enhance its ability to identify obsolete items to reduce human error and to create a more standardized method for determining obsolescence. Management plans to review the cost standards quarterly and adjust the standards as needed. However, these material weaknesses will not be considered remediated until new processes are fully implemented, operate for a sufficient period of time, and we are confident that they are operating effectively. Management anticipates that we will report in our Quarterly Report on Form 10-Q for the first quarter of 2009 that the material weakness in our internal control over inventory continues to exist. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

The material weaknesses with the accrued liabilities previously noted in our past filings have been remediated and the results of management’s current year assessment have confirmed that remediation efforts instituted by management have sufficiently reduced or eliminated the risk of misstatement associated with those former material weaknesses. We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Notwithstanding the above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Except as disclosed under the item titled Business, “Executive Officers” in Part I of this report, the information required under this item is incorporated herein by reference to our proxy statement to our 2008 Annual Meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2008.

Item 11.	Executive Compensation.

The information required under this item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2008.

Item 13.	Certain Relationships and Related Transactions.

The information required under this item is incorporated herein by reference to our proxy statement to our 2008 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2008.

Item 14.	Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our proxy statement for our 2008 Annual Meeting of shareholders which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2008 and 2007

Consolidated Statements of Operations—For the years ended June 30, 2008 and 2007

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows—For the years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

(b) The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.0	Rights Agreement dated May 1, 1998	5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Rights Agreement dated as of May 1, 1998, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	13

10.8	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.9	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.10	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain investors	13

10.11	Change of Control Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel, its CEO & President	14

10.12	Employee Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel its CEO & President	14

10.13	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.14	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.15	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain investors	15

10.16	Amendment to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

Exhibit Number	Description	Notes
10.17	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	17

10.18	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.19	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

10.20	Amended Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc., and Continental Stock Transfer & Trust Company	18

10.21	Receivables Purchase and Security Agreement dated May 8, 2008 between LSQ Funding Group, LC. and LightPath Technologies, Inc.	19

10.22	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	20

10.23	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	21

10.24	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.25	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.26	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	21

10.27	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	21

10.28	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	21

10.29	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

20. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, and is incorporated herein by reference thereto.

21. This exhibit was filed as an exhibit to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 6, 2008, and is incorporated herein by reference thereto.

*	Filed herewith.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries (“the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and experienced a significant reduction in revenues in 2008 which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida

September 26, 2008

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$358,457	$1,291,364
Trade accounts receivable, net of allowance of $44,862 and $28,968	1,334,856	1,408,815
Inventories, net	1,323,555	1,853,324
Prepaid expenses and other assets	277,359	220,860

Total current assets	3,294,227	4,774,363
Property and equipment—net	1,937,741	1,563,250
Intangible assets—net	199,737	232,605
Other assets	57,306	57,306

Total assets	$5,489,011	$6,627,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,827,461	$1,278,328
Accrued liabilities	196,125	326,525
Accrued severance	97,401	20,973
Accrued payroll and benefits	423,222	392,603
Secured note payable	260,828	—
Note payable, current portion	166,645	166,645
Capital lease obligation, current portion	18,603	16,285

Total current liabilities	2,990,285	2,201,359

Deferred rent	222,818	—
Capital lease obligation, excluding current portion	5,050	23,653
Note payable, excluding current portion	111,097	277,741

Total liabilities	3,329,250	2,502,753
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 5,331,664 and 4,512,543 shares issued and outstanding	53,317	45,125
Additional paid-in capital	199,847,356	196,417,217
Foreign currency translation adjustment	21,369	(43,059)
Accumulated deficit	(197,762,281)	(192,294,512)

Total stockholders’ equity	2,159,761	4,124,771

Total liabilities and stockholders’ equity	$5,489,011	$6,627,524

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year ended
	2008	2007
Product sales, net	$8,826,471	$13,352,048
Cost of sales	7,595,398	10,306,046

Gross margin	1,231,073	3,046,002
Operating expenses:
Selling, general and administrative	5,440,366	4,515,579
New product development	1,214,269	1,174,132
Amortization of intangibles	32,868	32,868
Loss on disposal of equipment	3,067	—

Total costs and expenses	6,690,570	5,722,579

Operating loss	(5,459,497)	(2,676,577)
Other income (expense)
Interest expense	(86,801)	(58,442)
Investment and other income	78,529	120,390

Net loss	$(5,467,769)	$(2,614,629)

Loss per share (basic and diluted)	$(1.03)	$(0.58)

Number of shares used in per share calculation	5,327,419	4,500,853

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2008 and 2007

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Stockholders’ Equity

	Shares	Amount
Balances at June 30, 2006	4,468,588	$44,686	$196,064,721	$(189,679,883)	$—	$6,429,524
Issuance of common stock under the Employee Stock Purchase Plan	17,720	177	43,200	—		43,377
Exercise of stock options	3,735	37	12,772	—		12,809
Issuance of restriced stock awards, net of vesting and forfeitures	22,500	225	(225)	—		—
Stock based compensation			296,749	—		296,749
Comprehensive loss:
Foreign currency translation adjustment				—	(43,059)	(43,059)
Net Loss				(2,614,629)	—	(2,614,629)

Comprehensive loss						(2,657,688)

Balances at June 30, 2007	4,512,543	$45,125	$196,417,217	$(192,294,512)	$(43,059)	$4,124,771
Private placement of common stock	800,000	8,000	2,970,544			2,978,544
Issuance of common stock under the Employee Stock Purchase Plan	14,121	142	44,407			44,549
Issuance of restriced stock awards,	5,000	50	(50)			—
net of vesting and forfeitures						—
Stock based compensation			415,238			415,238
Comprehensive loss:
Foreign currency translation adjustment					64,428	64,428
Net Loss				(5,467,769)	—	(5,467,769)

Comprehensive loss						(5,403,341)

Balances at June 30, 2008	5,331,664	$53,317	$199,847,356	$(197,762,281)	$21,369	$2,159,761

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(5,467,769)	$(2,614,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459,351	472,222
Foreign exchange translation adjustment	64,428	(43,059)
Gain on sale of fixed assets	3,067	—
Stock based compensation	415,238	296,749
Provision for doubtful accounts receivable	15,894	(56,832)
Changes in operating assets and liabilities:
Trade receivables	58,065	539,041
Inventories	529,769	23,469
Prepaid expenses and other assets	(56,499)	(73,086)
Deferred rent loss	61,140	—
Accounts payable and accrued expenses	525,780	(401,179)

Net cash used in operating activities	(3,391,536)	(1,857,304)

Cash flows from investing activities
Purchase of property and equipment	(660,003)	(829,953)
Proceeds from sale of equipment	17,640	—

Net cash used in investing activities	(642,363)	(829,953)
Cash flows from financing activities
Proceeds from exercise of stock options	—	12,809
Proceeds from sale of common stock, net of costs	2,978,544	43,377
Proceeds from sale of common stock from employee stock purchase	44,549	—
Borrowings on line of credit	—	229,224
Borrowings on secured note payable	260,828	—
Payments on capital lease obligation	(16,285)	(14,254)
Payments on note payable	(166,644)	(55,548)

Net cash provided by financing activities	3,100,992	215,608

Decrease in cash and cash equivalents	(932,907)	(2,471,649)

Cash and cash equivalents, beginning of period	1,291,364	3,763,013

Cash and cash equivalents, end of period	$358,457	$1,291,364

Supplemental disclosure of cash flow information:
Interest paid	$86,801	$21,157
Supplemental disclosure of non-cash investing activity:
Landlord credits for leasehold improvements	$161,678	$—

The accompanying notes are an integral part of these consolidated statements.

LightPath Technologies, Inc.

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

1. Organization and History; Liquidity Matters, Going Concern and Management’s Plans

Organization and History

LightPath Technologies, Inc. (“LightPath” or the “Company”) was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, isolators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms (“LightPath” or the “Company”), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and in fiscal years 1997, 1998, 2000, 2004, 2005, 2006 and 2008 the Company completed eight private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million.

Going Concern and Management’s Plans

The Company’s optical product markets experienced a severe downturn beginning in 2001, which continued into 2003 and resulted in a significant decline in the demand for the Company’s products over that period. Beginning in 2004 and continuing through 2008, management believes that some volume improvement occurred in demand for the Company’s products in several of its markets, particularly the industrial and defense markets. Nevertheless, the Company has not been able to reach a status of positive cash flow or profitability.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2008 the Company has an accumulated deficit of $198 million. The Company experienced a decline in revenue from its telecommunications customers of $4.9 million during 2008 compared to 2007. In addition, cash used in operations was $3.6 million and $1.9 million during fiscal 2008 and 2007, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has instituted a cost reduction program which included a reduction in labor headcount and fringe costs for medical insurance for its employees. In addition, the Company has redesigned certain product lines, increased sales prices on certain items, obtained more favorable material costs, and has instituted more efficient management techniques. Management believes these factors will contribute towards achieving profitability assuming we meet out sales targets. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed an operating plan for fiscal 2009 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $358,000 at June 30, 2008. As discussed in Note 18, in August 2008, the Company raised approximately $2.9 million from the sale of convertible debentures and warrants. The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

The fiscal 2009 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products for the imaging markets in Asia, which are new markets for us. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from due date. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Fixed costs related to excess manufacturing capacity have been expensed. Also unusual or abnormal costs, primarily relating to the start up of the Shanghai facility have been expensed. The inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply, as well as reserving 50% for other items deemed to be slow moving within the last 12 months and reserving 25% for items deemed to have low material usage within the last six months.

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

Deferred rent relates to certain of the Company’s operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

Shipping and handling costs related to the acquisition of goods from its vendors are accounted for as cost of sales.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Stock based compensation is expensed according to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Comprehensive Loss of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of stockholders’ equity. Our comprehensive loss consists of the foreign currency translation adjustment. For more information see Note 14—Foreign Operations.

Business segments, pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

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

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 “(“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. On July 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. The Company is currently evaluating the impact SFAS 157 will have in relation to non-financial assets and liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial statements, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities”, (“EITF 07-03”). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its results of operations and financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

3. Inventories – net

	June 30, 2008	June 30, 2007
Raw material	$563,254	$744,667
Work in Process	560,495	926,447
Finished Goods	433,992	301,345
Reserve for obsolescence	(234,186)	(119,135)

	$1,323,555	$1,853,324

The components of inventories include the following:

4. Property and Equipment – net

Property and equipment consist of the following:

	Estimated Life (Years)	June 30, 2008	June 30, 2007
Manufacturing equipment	5	$6,867,727	$6,529,841
Computer equipment and software	3 - 5	683,972	603,061
Furniture and fixtures	5	215,766	190,331
Platinum molds	5	44,100	44,100
Leasehold improvements	6 - 7	826,614	718,156

Total Property and Equipment		8,638,179	8,085,489
Less accumulated depreciation and amortization		6,700,438	6,522,239

Total property and equipment, net		$1,937,741	$1,563,250

Assets under capital lease totaled $166,959 as of June 30, 2008 and had related accumulated depreciation of $142,704.

5. Intangible Assets – net

Intangible assets consist of the following:

	June 30, 2008	June 30, 2007
Gross Carrying amount	$621,303	$621,301
Accumulated amortization	$(421,566)	$(388,696)

Net carrying amount	$199,737	$232,605

Amortization expense related to intangible assets totaled approximately $33,000 during the fiscal years ended June 30, 2008 and 2007.

The amount of the June 30, 2008, net intangible asset value to be amortized over each of the next five years and beyond is as follows:

2009	2010	2011	2012	2013	Beyond
$ 32,868	$32,868	$32,868	$32,868	$32,868	$35,397

6. Capital lease and note payable

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production which has an outstanding balance of $23,653 as of June 30, 2008. We augmented this financing on January 11, 2006, with a four-year secured loan agreement that provided for borrowings of up to $500,000. The four-year secured loan agreement started as a line of credit and converted to a note payable the earlier of January 2007 or when our borrowings were at $500,000. The line of credit converted to a note payable in January 2007. The note payable is at 9.25% interest and is payable in thiry-six equal monthly payments of principal plus interest continuing through February 2010.At June 30, 2007 we had drawn approximately $500,000 on the note. The outstanding balance on the note payable was $277,741 as of June 30, 2008 of which $166,645 matures in 2009, and $111,097 in 2010. The collateral for both of these agreements is the underlying capital equipment.

7. Stockholders’ Equity

Preferred stock—The Company’s preferred stock consists of the following:

Authorized 5,000,000 shares of Class D preferred stock, $.01 par value. The stockholders of Class D preferred stock are entitled to one vote for each share held.

Common stock—The Company’s common stock consists of the following:

Authorized 40,000,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $221,455 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, and attorney and escrow agent fees, netting the proceeds to the Company of $2,978,545. 800,000 shares of common stock were sold at $4.00 per share. The investors along with Montauk Securities and its principals also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share. If all of the warrants are ultimately exercised an additional $1,680,000 will be raised. The registration rights agreement required the Company to registered the shares within 45 days. This deadline was not met and a waiver of any penalty was requested.

Warrants

Warrants outstanding at June 30, 2008 of 784,156 include:

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

•	warrants to purchase up to 219,000 shares of Class A common stock at $7.41 per share at any time through September 20, 2011 in connection with a private placement financing in fiscal 2006

•	warrants to purchase up to 320,000 shares of Class A common stock at $5.50 per share at any time through January 26, 2013 in connection with a private placement financing in fiscal 2008

8. Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid, during the years ended June 30, 2008 and 2007. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2008	2007
Deferred tax assets:
Net operating loss and credit carryforwards	$36,769,000	$36,464,000
Stock-based compensation	6,980,000	6,823,000
Capital loss and R&D credits	1,244,000	1,255,000
Research development expenses	414,000	2,150,000
Inventory	124,000	89,000
Accrued expenses and other	2,808,000	2,840,000

Gross deferred tax assets	48,339,000	49,621,000
Valuation allowance for deferred tax assets	(48,207,000)	(49,511,000)

Total deferred tax assets	132,000	110,000
Deferred tax liabilities:
Depreciation and other	(132,000)	(110,000)

Total deferred tax liabilities	(132,000)	(110,000)

Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $98 million prior to the expiration of net operating loss carry-forwards from 2009 through 2028. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets.

At June 30, 2008, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $98 million, which will expire from 2009 through 2028, if not utilized. The Company also has research and development credit carry forwards of approximately $1,244,000, which will expire beginning in 2010, if not previously utilized. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based Payment Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At June 30, 2008, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Award Shares Authorized	Award Shares Outstanding at June 30, 2008	Available for Issuance at June 30, 2008
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	673,331	681,409
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	163,168

	1,918,125	675,831	844,577

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $4,338 and $4,278 for fiscal 2008 and 2007, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the years ended June 30, 2008 and 2007, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Range of expected volatilities	132% - 136%	145% - 148%
Weighted average expected volatility	135%	140%
Dividend yields	0%	0%
Range of risk-free interest rate	3.14% - 4.47%	4.63% - 5.05%
Expected term, in years	5.5-7	2-7

Most options granted under the Company’s Plan vest ratably over two to four years and generally have ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 44% during 2006; the rate was adjusted to 25% for fiscal 2007 and 2008. The forfeiture rate for RSU’s was 7% for fiscal 2007 and 2008. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the treasury interest rate for constant maturities.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2008 and 2007 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding
June 30, 2006	187,794	17.34	6.5	178,100	1.7

Granted	160,000	4.65	9.2	70,000	2.0
Exercised	(3,735)	3.43	6.5	(22,500)	—
Cancelled	(44,529)	11.48	7.2	(2,500)	—

June 30, 2007	299,530	11.35	8.0	223,100	1.0

Granted	211,000	2.66	9.3	50,000	3.4
Exercised	—	—	—	(5,000)	—
Cancelled	(100,299)	4.62	8.7	(2,500)	—

June 30, 2008	410,231	8.50	8.0	265,600	1.0

Awards exercisable/vested as of
June 30, 2008	129,617	8.53	6.3	160,595	—
Awards unexercisable/unvested as of
June 30, 2008	280,614	3.23	8.8	105,005	0.5

	410,231			265,600

	Stock Options	RSU's	All Awards
Weighted average fair value of share awards granted for the year ended
June 30, 2008	$2.44	$2.85	$2.52
June 30, 2007	$4.65	$4.61	$4.64

The total intrinsic value of share options exercised during the years ended June 30, 2008 and 2007 was $0, and $5,525, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2008 and 2007 was $901.

The total fair value of shares options vested during the years ended June 30, 2008 and 2007 was $343,887 and $108,584, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2008 and 2007 was $20,750 and $109,800, respectively

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2008 and 2007 was $237,133 and $570,387, respectively.

The total fair value of RSU’s vested during the years ended June 30, 2008 and 2007 was $170,074 and $214,144, respectively.

As of June 30, 2008 there was $584,469 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost expected to be recognized as follows:

	Stock option	Restricted Stock Share/ Unit	Total
Year ended June 30, 2009	$145,396	$105,977	$251,373
Year ended June 30, 2010	133,231	53,146	186,377
Year ended June 30, 2011	81,082	33,120	114,202
Year ended June 30, 2012	21,477	11,040	32,517

	$381,186	$203,283	$584,469

The table above does not include shares under the Company’s Employee Stock Purchase Plan, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2008 and changes during the year then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
At June 30, 2006	131,332	102,300	233,632	$17.34
Granted	160,000	70,000	230,000	$4.63
Vested	(20,012)	(59,798)	(79,810)	$3.38
Cancelled/Issued	(34,610)	(2,500)	(37,110)	$3.42

At June 30, 2007	236,710	110,002	346,712	$3.97
Granted	211,000	50,000	261,000	$2.52
Vested	(74,107)	(54,997)	(129,104)	$3.29
Cancelled/Issued	(92,989)	—	(92,989)	$3.51

At June 30, 2008	280,614	105,005	385,619	$3.03

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options, except for 4,067 options issued to a former director that were accelerated upon his decision not to stand for re-election. The stock compensation expense recognized in the second quarter of 2008 for the acceleration of options and restricted stock units for this former director was $47,085.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2008 and 2007 included in the Consolidated Statement of Operations:

	Year ended June 30, 2008	Year ended June 30, 2007
Stock options	$247,819	$120,320
RSU	$167,419	$176,429

Total	$415,238	$296,749

The amounts above were included in:
General & administrative	$328,009	$216,490
Cost of sales	$66,623	$49,255
Research & development	$20,606	$14,780

	$415,238	$296,749

10. Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2008: stock options and unvested restricted stock awards to acquire 675,831 shares of Class A Common Stock, and warrants to acquire 784,156 shares of Class A common stock. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2007: stock options and unvested restricted stock awards to acquire 522,630 shares of Class A Common Stock, and warrants to acquire 464,156 shares of Class A common stock.

11. Defined Contribution Plan

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company maintains this defined 401(k) Contribution Plan which all employees, over the age of 21, are eligible to participate in after six months of employment. The Company currently matches 25% of the first 6% of employee contributions. Currently there are 29 employees who are enrolled in this program. The 401(k) Contribution Plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2008 and 2007 were approximately $ 22,000 and $41,000, respectively.

12. Lease Commitments

The Company has operating leases for office space. At June 30, 2008, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida. The Orlando lease, which is for a six-year original term with renewal options, expires November 2014.

As of June 30, 2008, the Company has entered into lease agreements for manufacturing and office facilities in Shanghai, China. The China lease, which is for a five-year original term with renewal options, expires November 2010.

Rent expense totaled $844,412 and $931,852 during the years ended June 30, 2008 and 2007, respectively.

During 2005 and 2006, the Company entered into five-year capital lease agreements for manufacturing equipment and are included as part of Property and Equipment. Assets under capital lease are included in manufacturing equipment for $166,959, with accumulated amortization as of June 30, 2008 and 2007 of $142,704 and $126,534, respectively. Amortization related to capital leases is included in depreciation expense.

The approximate future minimum lease payments under capital and operating leases at June 30, 2008 were as follows:

Fiscal year ending June 30,	Capital Lease	Operating Lease
2009	$20,654	$409,558
2010	5,164	419,816
2011	—	434,923
2012	—	448,055
2013	—	459,174
Thereafter	—	773,106

Total Minimum Payments	25,818	$2,944,632

Less Imputed Interest	(2,165)

Present value of minimum lease payments included in long term debt	23,653
Less short term portion	18,603

Long term portion	$5,050

13. Contingencies

In July 2007, the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. On September 24, 2007, the Company received a letter from Harborview Master Fund, an investor that purchased $500,000 of common stock issued in the offering, demanding rescission of its investment and reimbursement of the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that the Company failed to disclose facts material to the investor in making its investment decision (for example, alleged omissions relating to the termination of the employment of Kenneth J. Brizel, the Company’s then Chief Executive Officer and the Company’s financial condition), and breached certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. The Company believes there is no merit to the investor’s claims and responded to the investor rejecting the demand.

On October 24, 2007, the Company was served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, the Company’s Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor is seeking, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after the Company filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. On March 28, 2008, the Company filed a motion to dismiss the amended complaint in its entirety, and that motion is currently pending. The Company believes there is no merit to the investor’s claims and intends to vigorously defend against this litigation.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Effective as of September 18, 2007, Mr. Kenneth Brizel’s employment with LightPath Technologies, Inc. (the “Company”) terminated. Mr. Brizel was the President and Chief Executive Officer. On such date, Mr. Brizel resigned as a director of the Company and its Shanghai subsidiary. As of September 18, 2007 Mr. Brizel’s employment agreement with the Company was amended to stipulate that his employment had been terminated by the Company other than for “Cause” and, accordingly, Mr. Brizel will be entitled to receive severance in the amount of $286,000 to be paid over the next year pursuant to the terms of his employment agreement. As of June 30, 2008 $85,027 remained to be paid to Mr. Brizel.

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a $21,369 gain at June 30, 2008. The Company as of June 30, 2008 had approximately $716,000 in assets and $414,000 in net assets located in China.

15. Significant Suppliers and Customers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. We purchase glass from Corning, Hikari, Ohara, CDGM and other suppliers.

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

In fiscal 2008 sales to two customers, Santur and ThorLabs individually comprised at least 8% of our annual sales, with sales to Santur at 9% and sales to ThorLabs at 8%. In fiscal 2007 sales to two customers, Santur and T-Networks comprised more than 10% of our annual sales, with sales to Santur at 14% and sales to T-Networks at 12%. During fiscal 2007 Intel moved their production to a subcontractor who is a customer of ours. Adding the sales to the subcontractor and Intel together for fiscal 2007, would comprise at least 10% of revenues.

16. Secured note payable

On May 8, 2008, we entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”), which was accounted for as a transfer of financial assets in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FAS Statement 125. The agreement provided a $600,000 revolving line of credit, with all accounts receivable invoices serving as collateral. Certain domestic customers were identified to participate in this program. The agreement was for a six-month term, with an option to renew for additional six-month periods which we will not exercise. The note is secured by all accounts receivable.

As of June 30, 2008 the loan balance to LSQ was $260,828. We presented accounts receivable invoices and received 85% of the invoice balance immediately. Interest was set at prime plus two percent. A 2.5% discount fee was charged upon the funding of each invoice. Invoices sold to LSQ which remain outstanding over ninety days past the due date are required to be re-purchased. Once amounts due under a sold invoice are paid to LSQ the balance after retention by LSQ of amounts funds by LSQ for such invoice is transferred to us. We have delivered notice to LSQ that the agreement will not be renewed and, therefore, it will expire on November 1, 2008. No termination fee is payable to LSQ as the minimum funding required in the agreement has been met.

Discount fees and interest expense totaling $29,992 were recorded as interest expense for fiscal 2008.

17. Joint Venture

On January 7, 2008, we entered into a joint venture contract with CDGM Glass Co., Ltd. (“CDGM”). It was intended that LightPath and CDGM would each own a 50% interest in a joint venture which would be organized under the name “LightPath CDGM Chengdu Optical Co., Ltd.” and located in Chengdu, China. The initial business purpose of the joint venture was to develop, mold, and manufacture aspheric lenses with a diameter of less than 20 mm for high volume visible imaging applications for cell phones, digital cameras and video equipment as well as assemble modules that will include the lenses for such applications. It was intended that the joint venture would sell and distribute its products in China and international markets and would provide technical and after-sale services. The target production volume of the joint venture was one million lenses per month, which the parties believed could have been achieved after 12 months of manufacturing operations.

The joint venture was contingent on, among other things, the contribution of $5,000,000 of initial funding from each of the two joint venturers. Because we were unable to raise the funds necessary to make the initial capital contribution, CDGM and we have terminated the joint venture contract on September 28, 2008.

In the absence of the joint venture, LightPath will continue its strategy to enter into the imaging lens market using its existing capacity at its Shanghai facility but on a significantly lesser scale.

18. Subsequent Event

On August 1, 2008, the Company executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to a private placement of 8% senior convertible debentures (the “Debentures”). The sale of the Debentures generated gross proceeds of approximately $2,929,000. The Company will use the funds to provide working capital for its operations. Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures, plus accrued but unpaid interest will be due. Interest on the Debentures is payable quarterly commencing on October 1, 2008 and may be paid in cash or LightPath common stock. The interest due on October 1, 2008 was prepaid by the company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guarantied by our wholly-owned subsidiaries, Geltech Inc. and LightPath Optical Instrumentation (Shanghai), Ltd. pursuant to a Subsidiary Guarantee.

The Debentures are immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which is 110% of the closing bid price of the Common Stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants priced at $1.89 per share. If all of the Warrants were exercised, the Company would receive additional proceeds in the amount of $1,645,184.

Investors who participated in the Company’s July 2007 common stock private placement equity were offered an incentive to invest in the current offering. Four investors from the 2007 offering participated in the current offering and as a result the Company reduced the exercise price of the warrants they received in the 2007 offering from $5.50 per share to $2.61 per share. Additionally, such investors were issued an aggregate of 73,228 incentive shares (the “Incentive Shares”).

The Company has agreed to pay a commission to the exclusive placement agent for the offering, First Montauk Securities Corp, in an amount equal to $216,570 plus costs and expenses. The Company also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of Common Stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the Common Stock on the NASDAQ Capital Market on July 31, 2008. In addition, the exercise price of 50% of the warrants issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced to $2.61 per share.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that the Debentures and Warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated there under. None of the shares into which the Debentures are convertible, the shares issuable upon exercise of the warrants or the Incentive Shares have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The Company has agreed to cause the shares to be issued upon conversion of the Debentures and the shares issuable upon exercise of the Warrants and the Incentive Shares to be registered for resale with the Securities and Exchange Commission.

The Company and the investors executed a Registration Rights Agreement dated August 1, 2008, pursuant to which the Company has undertaken the obligation to file with the Securities and Exchange Commission, and cause to be declared effective, a registration statement to register the shares into which the Debentures are convertible, the shares issuable upon exercise of the warrants and the Incentive Shares.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 29, 2008

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	September 29, 2008	/s/ DOROTHY M. CIPOLLA	September 29, 2008
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP	September 29, 2008	/S/ SOHAIL KHAN	September 29, 2008
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ DR. STEVEN R. J. BRUECK	September 29, 2008	/s/ LOUIS LEEBURG	September 29, 2008
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

		/s/ GARY SILVERMAN	September 29, 2008
Gary Silverman Director

S-1