Form 10-Q
period 2008-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2008-11-12
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

5,512,433 shares of common stock, Class A, $.01 par value, outstanding as of November 7, 2008.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1.	Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Unaudited September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$1,154,183	$358,457

Trade accounts receivable, net of allowance of $64,713 and $44,862	1,566,025	1,334,856
Inventories, net	1,176,831	1,323,555
Prepaid expenses and other assets	156,231	277,359

Total current assets	4,053,270	3,294,227
Property and equipment - net	1,774,507	1,937,741
Intangible assets - net	191,520	199,737
Debt costs, net	526,870	—
Other assets	57,306	57,306

Total assets	$6,603,473	$5,489,011

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,123,354	$1,827,461
Accrued liabilities	154,194	196,125
Accrued severance	64,990	97,401
Accrued payroll and benefits	374,170	423,222
Secured note payable	—	260,828
Note payable, current portion	166,645	166,645
Capital lease obligation, current portion	19,232	18,603

Total current liabilities	1,902,585	2,990,285

Deferred rent	223,027	222,818
Capital lease obligation, excluding current portion	—	5,050
Note payable, excluding current portion	69,435	111,097
8% convertible debentures to related parties, net of debt discount	194,700	—
8% convertible debentures, net of debt discount	1,411,718	—

Total liabilities	3,801,465	3,329,250

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 5,447,433 and 5,331,664 shares issued and outstanding	54,473	53,317
Additional paid-in capital	201,500,464	199,847,356
Foreign currency translation adjustment	33,161	21,369
Accumulated deficit	(198,786,090)	(197,762,281)

Total stockholders’ equity	2,802,008	2,159,761

Total liabilities and stockholders’ equity	$6,603,473	$5,489,011

The accompanying notes are an integral part of these condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Unaudited Three months ended September 30,
	2008	2007
Product sales, net	$2,337,762	$2,308,753
Cost of sales	1,706,758	2,070,042

Gross margin	631,004	238,711
Operating expenses:
Selling, general and administrative	1,229,519	1,436,857
New product development	274,693	308,480
Amortization of intangibles	8,217	8,217
Gain on sale of property & equipment	(6,507)	—

Total costs and expenses	1,505,922	1,753,554

Operating loss	(874,918)	(1,514,843)
Other income (expense)
Interest expense	(158,722)	(17,738)
Investment and other income	9,831	29,533

Net loss	$(1,023,809)	$(1,503,048)

Foreign currency translation adjustment	11,792	20,796

Comprehensive loss	$(1,012,017)	$(1,482,252)

Loss per share (basic and diluted)	$(0.19)	$(0.28)

Number of shares used in per share calculation	5,412,059	5,321,844

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Quarter ended September 30, 2008

	Class A		Additional Paid-in Capital	Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at June 30, 2008	5,331,664	$53,317	$199,847,356	$21,369	$(197,762,281)	$2,159,761
Issuance of common stock for interest on convertible debentures	27,893	278	38,775			39,053
Issuance of common stock under debenture agreement recorded as debt discount	73,228	732	74,399			75,131
Issuance of warrants under debenture agreement recorded as debt costs	—	—	194,057			194,057
Issuance of common stock under the Employee Stock Purchase Plan	9,648	96	11,095			11,191
awards, net	5,000	50	(50)			—
Debt discount and beneficial conversion feature on convertible debentures			1,316,334			1,316,334
Stock based compensation of stock options and restricted stock units			18,498			18,498
Foreign currency adjustment				11,792		11,792
Net Loss					(1,023,809)	(1,023,809)

Balances at September 30, 2008	5,447,433	$54,473	$201,500,464	$33,161	$(198,786,090)	$2,802,008

The accompanying notes are an integral part of these condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

	Unaudited Three Months Ended September 30,

	2008	2007
Cash flows from operating activities
Net loss	$(1,023,809)	$(1,503,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,653	103,962
Foreign exchange translation adjustment	11,792	20,796
Amortization of debt issuance costs and debt discount	96,323	—
Issuance of common stock for interest expense	39,053	—
Gain on sale of property and equipment	(6,507)	—
Stock based compensation	18,498	58,746
Provision for doubtful accounts receivable	19,851	63,050
Changes in operating assets and liabilities:
Trade accounts receivables	(251,020)	(7,195)
Inventories	146,724	94,441
Prepaid expenses and other assets	(3,420)	73,835
Deferred rent	209	—
Accounts payable and accrued liabilities	(827,501)	(155,420)

Net cash used in operating activities	(1,603,154)	(1,250,833)

Cash flows from investing activities
Purchase of property and equipment	(14,421)	(119,470)
Proceeds from sale of equipment	36,591	—

Net cash (used in) provided by investing activities	22,170	(119,470)
Cash flows from financing activities
Proceeds from sale of common stock, net of costs	—	2,979,500
Proceeds from sale of common stock from employee stock purchase plan	11,191	27,632
Borrowings on 8% convertible debenture	2,929,000	—
Issuance costs associated with convertible debentures	(256,570)	—
Payments on secured note payable	(260,828)	—
Payments on capital lease obligation	(4,421)	(3,871)
Payments on note payable	(41,662)	(41,661)

Net cash provided by financing activities	2,376,710	2,961,600

Increase in cash and cash equivalents	795,726	1,591,297
Cash and cash equivalents, beginning of period	358,457	1,291,364

Cash and cash equivalents, end of period	$1,154,183	$2,882,661

Supplemental disclosure of cash flow information:
Interest paid in cash	$22,277	$7,787
Supplemental disclosure of non-cash investing & financing activities:
Interest paid in common stock	$39,053	$—
Fair value of warrants issued to broker of debt financing	$194,057	$—
Fair value of warrants & incentive shares issued to debenture holders	$790,830	$—
Intrinsic value of beneficial conversion feature underlying convertible debentures	$600,634	$—

The accompanying notes are an integral part of these condensed consolidated statements.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, “our” are intended to mean LightPath Technologies, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”).

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. Over 90% of the first quarter’s precision molded lenses were manufactured in LPOI’s Shanghai facility.

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

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of recurring operating losses during 2008 and 2007 of $5.5 million and $2.6 million, respectively, and cash used in operations during 2008 and 2007 of $3.6 million and $1.9 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

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

Liquidity: Cash continues to be a concern of the Company. In fiscal 2006, 2007 and 2008, cash used in operations was approximately $2.0 million, $1.9 million and $3.4 million, respectively. During the three months ending September 30, 2008, the Company used approximately $1,642,000 of cash for operating activities. Of this $1.6 million of cash used for operations, $983,000 was used to pay vendors that were over sixty days beyond terms. Although there can be no assurance,

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

we are optimistic that we will achieve improved cash flows from operations, however we still expect our cash flows to be negative in the near term. We plan to maintain the cost improvements we have achieved for our products by continuing to work within our reduced material and overhead cost structure. Additionally, we have recently experienced reduced fixed costs by renegotiating our current facility lease in Orlando in December 2007. At September 30, 2008, the Company had a cash and cash equivalent balance of approximately $1,154,183.

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. The current instability of the credit markets and financial institutions will materially adversely affect our ability to raise additional capital should it be needed or the terms under which such capital might be available to us. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives. We have no commitments for any financing at this time. On November 7, 2008, the Company had a book cash balance of approximately $891,000.

For the three months ended September 30, 2008, cash increased by $796,000 compared to an increase of $1.6 million in the same period of the prior fiscal year. The increase in cash in both years was primarily related to net proceeds of $2,672,430 received by the Company through a 8% senior convertible debt offering in August 2008 and $2,979,500 received by the Company through a private placement of its common stock and warrants in July 2007. In July 2007 the Company sold 800,000 common shares at $4.00 per share. These increases were offset by the net loss for the period and capital expenditures and payments to vendors.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. We augmented this financing on January 11, 2006 with a four-year secured line of credit that provides for borrowings of up to $500,000. If additional capital expenditures are warranted, we may seek similar capital equipment lease or other debt financing; however, it is uncertain whether we will be able to consistently gain access to this source of capital. On February 1, 2007, we borrowed the entire $500,000 principal amount available under the line of credit and converted the line of credit to a three-year term note, payable in 36 equal payments of principal together with accrued interest thereon. The loan balance was approximately $236,000 at September 30, 2008.

On May 8, 2008, the Company entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”) pursuant to which the Company received a $600,000 line of credit, secured by the Company’s accounts receivable and certain other assets. The agreement had an initial term of six-months, with an option to renew for additional six-month periods. The Company terminated the LSQ line of credit and agreement on August 1, 2008. There was no termination fee as the minimum funding requirements under the agreement had been met. Under the agreement, the Company presented to LSQ accounts receivable invoices and received funding from LSQ of 85% of the invoice balance immediately. Interest was set at prime plus two percent. A 2.5% discount fee was charged upon the funding of each invoice.

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

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) on a per share basis, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Management believes the Company currently has sufficient cash to fund its operations through September 30, 2009. The extent to which the Company can sustain its operations beyond such a date will depend on the Company’s ability to generate cash from operations or from future equity or debt financing. The Company’s convertible debenture agreement entered into in August 2008 contains certain limitations on the Company’s ability to issue additional equity securities without the approval of the current debenture holders, or offering such holders to participate in the equity offerings. Ultimately, this may affect the Company’s ability to obtain additional equity financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or to raise any additional capital from future equity or debt financing to permit the Company to continue its operations beyond such date.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

2. Significant Accounting Policies

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

Debt costs consist of third party fees incurred and other costs associated with the issuance of long-term debt. Debt costs are capitalized and amortized to interest expense over the term of the debt using the effective interest method.

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

September 30, 2008

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

Financial instruments. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and the Company is currently evaluating the effect, if any, on the Company’s consolidated results of operations, cash flows or financial condition.

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of stockholders’ equity. Our other comprehensive income consists of the foreign currency translation adjustment. For more information see Note 14 - Foreign Operations in the annual consolidated financial statements filed with the Company’s Form 10-K for the year ended June 30, 2008.

Business segments, pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Recent Accounting Pronouncements, which have or will have an effect on the consolidated financial statements, are as follows:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management does not believe the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

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

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

3. Inventories

The components of inventories include the following at:

	unaudited September 30, 2008	June 30, 2008
Raw material	$484,345	$563,254
Work in Process	584,763	560,495
Finished Goods	401,909	433,992
Reserve for obsolescence	(294,186)	(234,186)

	$1,176,831	$1,323,555

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	unaudited September 30, 2008	June 30, 2008
Manufacturing equipment	5	$6,880,065	$6,867,727
Computer equipment and software	3 - 5	687,778	683,972
Furniture and fixtures	5	216,016	215,766
Platinum molds	5	—	44,100
Leasehold improvements	6 - 7	826,614	826,614

Total Property and Equipment		8,610,473	8,638,179
Less accumulated depreciation and amortization		6,835,966	6,700,438

Total property and equipment, net		$1,774,507	$1,937,741

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	unaudited September 30, 2008	June 30, 2008
Gross carrying amount	$621,303	$621,303
Accumulated amortization	$(429,783)	$(421,566)

Net carrying amount	$191,520	$199,737

6. Stock and share based payments

Share-Based Payment Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At September 30, 2008, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Award Shares Authorized	Award Shares Outstanding at September 30, 2008	Available for Issuance at September 30, 2008
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	613,081	737,222
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	153,520

	1,918,125	615,581	890,742

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The first distribution under this plan was issued in January 2006. The discount on market value is included in selling, general and administrative expense in the accompanying financial statements and was $1,158 and $2,745 for the quarter ended September 30, 2008 and 2007, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

There were no stock options granted in the quarter ended September 30, 2008. For stock options granted in the quarter ended September 30, 2007, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

Quarter Ended September 30, 2007
Range of expected volatilities	263%-309%
Weighted average expected volatility	291%
Dividend yields	0%
Range of risk-free interest rate	3.82% - 4.47%
Expected term, in years	7

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 31% and 6%, respectively, for the three months ended September 30, 2008 and 37% and 7%, respectively, for the three months ended September 30, 2007. The volatility rate and expected term are based on four-year historical trends in common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

Information Regarding Current Share-Based Payment Awards—A summary of the activity for share-based payment awards in the three months ended September 30, 2008 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding
June 30, 2008	410,231	$8.50	8.0	265,600	1.0

Granted	—	—	—	—	—
Exercised	—	—	—	(5,000)	—
Cancelled	(55,250)	3.19	8.9	—	—

September 30, 2008	354,981	$9.36	7.6	260,600	0.9

Awards exercisable/vested as of September 30, 2008	162,311	$16.62	6.3	160,595	—
Awards unexercisable/unvested as of September 30, 2008	192,670	$3.24	8.7	100,005	0.4

	354,981			260,600

	Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted for the quarter ended
September 30, 2008	$—	$—	$—
September 30, 2007	$3.88	$—	$3.88

The total intrinsic value of options outstanding and exercisable at September 30, 2008 and 2007 was $860 and $133,443, respectively.

The total intrinsic value of RSU’s exercised during the three months ended September 30, 2008 and 2007 was $7,450 and $20,750, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2008 and 2007 was $235,562 and $884,365, respectively.

The total fair value of RSU’s vested during the three months ended September 30, 2008 and 2007 was $7,450 and $18,345, respectively.

The total fair value of option shares vested during the three months ended September 30, 2008 and 2007 was $100,508, and $2,749, respectively. As of September 30, 2008, there was $394,552 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

The compensation cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Nine months ended June 30, 2009	$70,385	$73,356	$143,741
Year ended June 30, 2010	90,734	49,038	139,772
Year ended June 30, 2011	53,095	33,359	86,454
Year ended June 30, 2012	13,465	11,120	24,585

	$227,679	$166,873	$394,552

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2008 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
At June 30, 2008	280,614	105,005	385,619	$3.03
Granted	—	—	—	—
Vested	(32,694)	(5,000)	(37,694)	2.97
Cancelled/Issued/Forfeited	(55,250)	—	(55,250)	2.99

At September 30, 2008	192,670	100,005	292,675	$3.01

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options, except for 4,067 options issued to a former director that were accelerated during the quarter ended December 31, 2007 upon his decision not to stand for re-election. The stock compensation expense recognized for the acceleration of options and restricted stock units for this former director was $47,085.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2008 and 2007 included in the Condensed Consolidated Statement of Operations:

	Quarter ended September 30, 2008	Quarter ended September 30, 2007
Stock options	$160	$21,126
RSU	$18,338	$37,620

Total	$18,498	$58,746

The amounts above were included in:
General & administrative	$33,051	$(5,289)
Cost of sales	$(17,085)	$49,255
Research & development	$2,532	$14,780

	$18,498	$58,746

During the quarter ended September 30, 2008 the Company reversed approximately $25,000 in stock compensation expense related to the forfeiture of unvested options and RSU’s.

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 2,350,711 shares and 1,901,948 conversion shares related to debentures for the three months ended September 30, 2008 and 1,292,744 shares for the three months ended September 30, 2007 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity. The foreign exchange translation adjustment was $21,369 at June 30, 2008 and a gain of $33,161 at September 30, 2008. The Company, as of September 30, 2008, had approximately $960,000 in assets and $601,000 in net assets located in the PRC. New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC.

9. Securities Offering

On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to a private placement of 8% senior convertible debentures (the “Debentures”). The sale of the Debentures generated gross proceeds of approximately $2,929,000. We will use the funds to provide working capital for our operations. Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008. Total principal outstanding to these directors and officers under the Debenture agreement was $355,000 at September 30, 2008, less unamortized debt discount of $160,300.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures, plus accrued but unpaid interest will be due. Interest on the Debentures is payable quarterly commencing on October 1, 2008 and may be paid in cash or our common stock. The interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the predetermined per share price of $1.40. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

The Debentures are immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which is 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants priced at $1.89 per share. If all of the Warrants were exercised, we would receive additional proceeds in the amount of $1,645,184.

Investors who participated in our July 2007 common stock private placement equity were offered an incentive to invest in the current offering. Four investors from the July 2007 offering participated in the current offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share. Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses. We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. In addition, the exercise price of 50% of the warrants issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced to $2.61 per share.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered under the Securities Act of 1933, as amended. The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and recorded as a discount on the debt. The incentive shares were valued using the fair market value of the Company’s stock on date of issuance. The warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value the Company’s stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures. As of September 30, 2008, $68,883 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $1,322,582.

We had debt issuance costs of $554,310 which will be amortized over the 36-month term using the effective interest method. The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the intrinsic value of the warrants issued to the First Montauk. We used the Black-Scholes model to determine intrinsic value of the warrants. As of September 30, 2008 $27,440 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $526,870.

10. Accounts Receivable Financing

On May 8, 2008, the Company entered into a receivables purchase and security agreement with LSQ pursuant to which the Company received a $600,000 line of credit secured by the Company’s accounts receivable and certain other assets. The agreement had an initial term of six-months, with an option to renew for additional six-month periods. The Company terminated the LSQ line of credit and agreement on August 1, 2008. There was no termination fee as the minimum funding requirement under the agreement had been met. Under the agreement the Company presented to LSQ accounts receivable invoices and received funding from LSQ of 85% of the invoice balance immediately. Interest was set at prime plus two percent. A 2.5% discount fee was charged upon the funding of each invoice.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

11. Contingencies

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believed there was no merit to the investor’s claims and rejected the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “We”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Over 90% of the Company’s precision molded lenses produced in the fiscal quarter ended September 30, 2008 were manufactured in LPOI’s Shanghai facility. We have increased the capacity of the Shanghai facility by increasing capital equipment and the number of Shanghai employees. We have added sales staff in Shanghai and continue our efforts to penetrate the market to supply larger volume, lower cost lenses.

We execute all foreign sales and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the three months ended September 30, 2008 and 2007 we incurred an $11,792 gain and a $20,796 gain on foreign currency, respectively.

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

Our key indicators:

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2008 our disclosure backlog was approximately $3.0 million.

At September 30, 2008, our disclosure backlog had increased to $3.2 million, as a result of booking of new orders. We are beginning to see the results of our efforts to enter the high volume lower cost commercial markets with orders for laser tools now in our backlog. Also, we have increased quote activity for our Black Diamond and collimator product lines. With the continuing diversification of our backlog and the smaller percentage of telecom business in our backlog we expect to show increases in revenue starting with the fiscal first quarter 2009. Bookings have increased for our industrial and distribution and defense customers.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At September 30, 2008, our DCSI was 63 compared to 78 at September 30, 2007. The decrease in DCSI was principally caused by sales to customers and increases to the inventory reserve.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At September 30, 2008, our DSO was 61. At September 30, 2007, our DSO was 53. The increased DSO is at 61 compared to our 30-day terms due to a higher percentage of sales occurring at the end of the quarter and higher international sales which have 45-day terms.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of recurring operating losses during 2008 and 2007 of $5.5 million and $2.6 million, respectively, and cash used in operations during 2008 and 2007 of $3.6 million and $1.9 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

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

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On November 7, 2008, the Company had a book cash balance of approximately $891,000.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. On January 11, 2006 we procured a secured line of credit loan in the maximum available principal amount of $500,000. We drew the maximum available principal amount of $500,000 under the loan during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the loan was converted into a term loan which shall be amortized over the 36-month period beginning February 1, 2007. The $500,000 principal amount outstanding as of February 1, 2007, is payable in equal monthly installments along with accrued interest thereon. The loan balances was approximately $236,000 at September 30, 2008.

If additional capital expenditures are required, we may seek similar capital equipment lease or other debt financing, however, it is uncertain whether we would be successful in obtaining any such financing on terms acceptable to us.

In July 2007 we raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to First Montauk for its role as exclusive placement agent and financial advisor and for attorney and escrow agent fees, netting the proceeds to the Company of $2,979,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with First Montauk and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of our common stock, 238,750 warrants are at $5.50 per share and 81,250 warrants are at $2.61 per share. If all of the warrants are ultimately exercised an additional

$1,525,000 will be raised. Effective August 1, 2008, in conjunction with the convertible debenture agreement (see below), the exercise price of half of the warrants issued to First Montauk and all of the warrants issued to the four investors that also participated in the August transaction, were reduced from $5.50 per share to $2.61 per share, this decreased the potential proceeds to be received upon exercise of such warrants by $234,813.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believed there was no merit to the investor’s claims and rejected the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to a private placement of the Debentures. The sale of the Debentures generated gross proceeds of approximately $2,929,000. The funds have been used to provide working capital for our operations, including the payment of outstanding accounts payable and other obligations. Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008. These insiders purchased $355,000 of the Debentures.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures, plus accrued but unpaid interest will be due. Interest on the Debentures is payable quarterly commencing on October 1, 2008 and may be paid in cash or our common stock. Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the predetermined per share price of $1.40. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guarantied by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.

The Debentures are immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which is 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants priced at $1.89 per share. If all of the Warrants were exercised, we would receive additional proceeds in the amount of $1,645,184.

Investors who participated in our July 2007 common stock private placement equity were offered an incentive to invest in the current offering. Four investors from the July 2007 offering participated in the current offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share. Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk in an amount equal to $216,570 plus costs and expenses. We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. In addition, the exercise price of 50% of the warrants issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced to $2.61 per share.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered under the Securities Act of 1933, as amended. The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and this was recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value the Company’s stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures. As of September 30, 2008 $68,883 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $1,322,582.

We had debt issuance costs of $554,310 which will be amortized over the 36-month term using the effective interest method. The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the value of the warrants issued to the First Montauk. We used the Black-Scholes model to determine intrinsic value of the warrants. As of September 30, 2008 $27,440 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $526,870.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate non-laser markets. In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets. Although we believe that cash flows from operations will improve in the future based upon anticipated increases in sales and further cost reductions, it is anticipated that cash flows from operations will continue to be negative through the end of the third quarter of fiscal 2009.

During the three months ending September 30, 2008, we used approximately $1,642,000 of cash for operating activities. At September 30, 2008, we had a cash and cash equivalent balance of approximately $1,154,000.

On May 8, 2008, the Company entered into a receivables purchase and security agreement with LSQ Funding Group, LC. (“LSQ”) pursuant to which the Company received a $600,000 line of credit secured by the Company’s accounts receivable and other assets. The agreement had an initial term of six-months, with an option to renew for additional six-month periods. The Company terminated the LSQ line of credit on August 1, 2008. The was no termination fee as the minimum funding required in the agreement had been met. Under the agreement, the Company presented to LSQ accounts receivable invoices and received funding from LSQ of 85% of the invoice balance immediately. Interest was set at prime plus two percent. A 2.5% discount fee was charged upon the funding of each invoice.

For the three months ended September 30, 2008, cash decreased from June 30, 2008 by approximately $1,877,000, excluding the proceeds we received from the issuance of the Debentures in August 2008, compared to a decrease of approximately $1,388,000, excluding the private placement proceeds we received in July 2007, in the same period of the prior fiscal year. The use of cash in both periods was primarily related to the operating expenses capital expenditures and financing expenses of the periods. Additionally, the use of cash for the three month period ending September 30, 2008 included payments to vendors of which $983,000 were for invoices over 60 days beyond vendor terms.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized and increases in other discretionary spending, particularly sales and marketing costs.

NASDAQ Listing Notification

On October 3, 2008, the Company received a notification from The NASDAQ Listing Qualifications of The NASDAQ Stock Market, LLC that the Company does not comply with Marketplace Rule 4310(c)(3), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

In the notification letter from NASDAQ, Staff noted the following: (i) based on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the Company’s stockholders’ equity was $2,159,761; (ii) as of October 2, 2008, NASDAQ Staff determined that the market value of the Company’s listed securities was $7,357,696; and (iii) the Company has reported net losses from continuing operations of $(5,467,769), $(2,614,629) and $(3,368,881), in its annual filings for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Based on these circumstances, Staff is reviewing the Company’s eligibility for continued listing on The Nasdaq Capital Market. On October 24, 2008, the Company submitted a specific plan to achieve stockholders’ equity in excess of $2,500,000 and, thereby, regaining compliance with Marketplace Rule 4310(c)(3).

Our stockholders equity was $2,802,008 at September 30, 2008.

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

Our uses of cash are primarily payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Periodically, however, we do make expenditures for capital goods. Since 2001 we have experienced negative cash flow or net use of cash. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock or debt convertible into stock, such as our private placement offerings in 2008, 2007, 2006, 2005 and 2004.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by obtaining debt. The Company’s convertible debenture agreement entered into in August 2008 contains certain limitations on the Company’s ability to issue additional equity securities without the approval of the current debenture holders, or offering such holders to participate in the equity offerings. Ultimately, this may affect the Company’s ability to obtain additional equity financing. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Unless we are able to expand our cash resources over the next quarter, we will be unable to sustain its business transition and growth plan and may be unable to maintain its current levels of business. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price. We believe we currently have sufficient cash to fund our operations through September 30, 2009. The extent to which we can sustain our operations beyond such date will depend on our ability to generate cash from operations or from future equity or debt financing. However, there can be no assurance that we will be able to generate sufficient cash flow from operations or to raise additional capital from equity or debt financing to permit us to continue our operations beyond such date.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues:

For the quarter ended September 30, 2008, we reported total revenues of $2.33 million compared to $2.31 million for the first quarter of last fiscal year, an increase of 1%. The increase from the first quarter of last year was primarily attributable to higher sales volumes of molded optics products and isolators, offset by lower sales volumes of gradium and collimators.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2009 compared to first quarter fiscal 2008 increased to 27% from 10%. Total manufacturing cost of $1.7 million was $0.4 million lower in the first quarter of fiscal 2009 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, remain in control at 25% of revenue in the first quarter of fiscal 2009, as compared to 21% in the first quarter of 2008. We have improved our gross margins as a result of the cost reduction programs we have implemented. During the first quarter of fiscal year 2009, over 90% of our precision molded optics were produced at our Shanghai facility. Material costs are improving with the use of in-house built holders, which are used to hold molded glass lenses for some applications, the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

The most significant factor that creates downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain of our fixed costs related to such products. Our plants were at 22% of capacity for the quarter ended September 31, 2008 as compared to 45% at September 30, 2007.

Selling, General and Administrative:

During the first quarter of fiscal 2009, selling, general and administrative (“SG&A”) costs were approximately $1.2 million, which was a decrease of approximately $207,000 compared to SG&A costs for the first quarter of fiscal 2008, this was primarily due to reduced salaries and benefits of $370,000, offset by higher expenses for legal and accounting fees, penalties and depreciation. The first fiscal quarter of 2008 included $346,000 for severance and search fees for our new CEO. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. In December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in a rental cost (SG&A) savings of approximately $52,000 during the first quarter of fiscal 2009 compared to the same quarter in fiscal 2008.

New Product Development:

New product development costs decreased by approximately $33,000 to approximately $275,000 in the first quarter of fiscal 2009 versus $308,000 in the first quarter of fiscal 2008 due to decreased material costs offset by increased salaries for additional engineers in our Shanghai design center. We anticipate a minor decrease in fiscal year 2009 in product development costs due to lower spending for materials.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the first fiscal quarter of 2009 and 2008.

Other Income (Expense):

Interest expense was approximately $159,000 in the first quarter of fiscal 2009 versus interest expense of $18,000 in the first quarter of fiscal 2008. The interest is attributable to our equipment term loan, our capital equipment lease, our factoring secured note payable and the Debentures issued in August 1, 2008 which accounted for $96,324 of interest during the period representing amortization on the related debt issuance costs and debt discount. The factoring interest expense was $16,000. The factoring agreement was terminated on August 1, 2008. The Debentures’ interest expense is expected to be approximately $59,000 per quarter. In future quarter’s amortization of debt issuance costs and debt discount is expected to be approximately $171,000 per quarter. Other income was approximately $10,000 in the first quarter of fiscal 2009 and $30,000 in the first quarter of fiscal 2008.

Net Loss:

As a result of the foregoing, net loss was approximately $1,024,000 or $0.19 basic and diluted per share during the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, in which we reported a net loss of $1.5 million or $0.28 basic and diluted per share. This represents an $479,000 decrease in net loss. Weighted-average shares outstanding increased in the first quarter of fiscal 2009 compared to the first quarter in fiscal 2008 primarily due to the issuance of shares related to the convertible debentures issued in the first quarter of fiscal 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon LightPath’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, intangibles, accounts receivable, inventory reserves, deferred rent, allowance for bad debt, valuation of deferred taxes, and valuation of compensation expense on stock-based awards. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in our annual report on Form 10-K for the year ended June 30, 2008. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Revenue recognition. Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer

Inventory valuation. Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. We have applied Statement of Financial Accounting Standards No. 151 – Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity have been expensed in the period not capitalized into inventory. Also unusual or abnormal costs, primarily relating to the start up of the China facility have been expensed. The inventory obsolensce reserve is calculated by reserving for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply. We also reserve 50% for slow moving items within the last 12 months and 25% for low material usage in the last six months.

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

Allowance for Bad Debt. is calculated by taking 100% of the total of invoices that are over 90 past due from due date and 10% of the total of invoices that are over 60 past due from due date.

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

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal state or local or non-U.S. income tax examinations by tax authorities for years before 2003.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

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

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K for the year ended June 30, 2008.

During the fiscal quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management has concluded that the material weaknesses in internal control relating to inventory costing and obsolescence as described in Item 9A(T) of the Company’s Form 10-K for the year ended June 30, 2008, have not been fully remediated. During the quarter ended September 30, 2008, management made progress in preparing a remediation plan for certain aspects of the weaknesses reported, specifically concerning the inventory costing area. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Some progress had been made on inventory controls, specifically the review and update of our standard costs. However, other aspects of the material weaknesses reported, especially with respect to internal control over inventory costing and reserve for obsolescence, are still in the remediation process and continue to constitute material weaknesses.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors. Professional fees of $229,500 were paid to First Montauk for its role as exclusive placement agent and financial advisor, an attorney and escrow agent fees, netting the proceeds to the Company of $2,979,500. 800,000 shares of common stock were sold at $4.00 per share. The investors along with First Montauk and its principals, the placement agent, also received warrants which vest 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock. 238,750 warrants are at $5.50 per share and 81,250 warrants are at $2.61 per share. If all of the warrants are ultimately exercised an additional $1,525,000 will be raised. . Effective August 1, 2008, in conjunction with the convertible debenture agreement, the exercise price of half of the warrants issued to First Montauk and all of the warrants issued to the four investors that also participated in the August transaction, were reduced from $5.50 per share to $2.61 per share, this decreased the potential proceeds to be received upon exercise of such warrants by $234,813.

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement to the investor for its expenses incurred in connection with transaction. The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts that relate to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction. We believed there was no merit to the investor’s claims and rejected the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

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

The annual meeting of shareholders was held Thursday, October 30, 2008 at 9:58 a.m. (local time - EDT) at Renaissance Orlando Airport Hotel at 5445 Forbes Place, Orlando, FL 32812. The proposal brought before the shareholders was:

1.	election, as nominated by the Board of Directors, of Louis Leeburg and Gary Silverman as Class III Directors

The total number of shares entitled to vote at the meeting was 5,442,433. As a result of the votes cast, as described below, the nominees were elected for three-year term to expire at the Annual Shareholders’ Meeting in 2011:

Name	For	Withheld
Louis Leeburg	4,406,915	228,317
Gary Silverman	4,398,709	236,523

Sohail Khan, Steve Brueck, Robert Ripp and J. James Gaynor were the remaining members of the Board of Directors whose terms continued after the meeting.

No other business was brought before the Annual Meeting.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

Exhibit Number	Description	Notes
3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company, First	5

4.2	Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	18

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.8	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.9	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain investors	13

10.10	Change of Control Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel, its CEO & President	14

10.11	Employee Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel its CEO & President	14

10.12	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.13	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.14	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain investors	15

10.15	Amendment to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.16	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	17

Exhibit Number	Description	Notes
10.17	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.18	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

10.19	Receivables Purchase and Security Agreement dated May 8, 2008 between LSQ Funding Group, LC. and LightPath Technologies, Inc.	19

10.20	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	20

10.21	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	21

10.22	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.23	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.24	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	21

10.25	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	21

10.26	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	21

10.27	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	22

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

18. This exhibit was filed as an exhibit to the Amendment No. 1 to the Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 25, 2008 and is incorporated herein by reference thereto.

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

22. This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2008, and is incorporated herein by reference thereto.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 12, 2008	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer