Form 10-K/A
period 2008-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2009-01-26
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On September 29, 2008, LightPath Technologies, Inc., filed its annual report on Form 10-K for the period ended June 30, 2008 (the “Original Filing”). The Company is filing this Amendment No. 1, its annual report on Form 10-K/A (the “Amendment”) solely for the purpose of correcting the disclosure in Item 9A(T)—Controls and Procedures of the Original Filing to include a clear definitive statement disclosing management’s conclusion on the effectiveness of the Company’s internal controls over financial reporting at the end of the fiscal year as required by Item 308T (a)(3) of Regulation S-K.

In addition, in connection with the filing of this Amendment and pursuant to SEC rules and regulations, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this Form 10-K/A speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10—K. Based upon that evaluation the CEO and CFO concluded that our disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, because of material weaknesses in internal control over financial reporting as of June 30, 2008, as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management conducted its evaluation of the effectiveness of the Company’s internal contros over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2008 because of the existence of material weaknesses as described below. A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified two material weaknesses relating to inventory:

Reserve for Inventory Obsolesce

Our management concluded that our procedures used to identify obsolete inventory items were not operating effectively during the 2008 fiscal year.

Inventory Costing

Our management concluded that policies and procedures to set cost standards in the inventory system were not designed or operating effectively during the year. An audit determined that there were discrepancies in the standard cost of raw material, direct labor, overhead and subcontracted services. In addition, policies and procedures regarding inventory management were not designed or operating effectively during the year. In particular, inventory work orders for finished goods are not entered into the perpetual system timely to allow for adequate tracking and monitoring of inventory flow and costing. Monthly physical cycle counts of on-hand inventory and the annual full physical count are considered compensating controls, but they do not reduce the likelihood of potential error below the level of a significant error.

Management has made significant efforts to review its obsolete inventory throughout the year and has adjusted its reserve based on this updated analysis. Management intends to continue to remediate this weakness by determining how it can better enhance its ability to identify obsolete items to reduce human error and to create a more standardized method for determining obsolescence. Management plans to review the cost standards quarterly and adjust the standards as needed. However, these material weaknesses will not be considered remediated until new processes are fully implemented, operate for a sufficient period of time, and we are confident that they are operating effectively. Management anticipates that we will report in our Quarterly Report on Form 10–Q for the first quarter of 2009 that the material weakness in our internal control over inventory continues to exist. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: January 26, 2009

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ J. JAMES GAYNOR	January 26, 2009	/S/ DOROTHY M. CIPOLLA	January 26, 2009
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT RIPP	January 26, 2009	/S/ SOHAIL KHAN	January 26, 2009
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/S/ DR. STEVEN R. J. BRUECK	January 26, 2009	/S/ LOUIS LEEBURG	January 26, 2009
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

		/S/ GARY SILVERMAN	January 26, 2009
Gary Silverman Director