Form 10-Q
period 2008-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2009-02-12
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,674,453 shares of common stock, Class A, $.01 par value, outstanding as of February 10, 2009.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1.	Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Unaudited December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$523,509	$358,457
Trade accounts receivable, net of allowance of $57,813 and $44,862	1,307,213	1,334,856
Inventories, net	1,154,400	1,323,555
Prepaid expenses and other assets	568,772	277,359

Total current assets	3,553,894	3,294,227
Property and equipment—net	1,760,784	1,937,741
Intangible assets—net	183,303	199,737
Debt costs, net	363,764	—
Other assets	57,306	57,306

Total assets	$5,919,051	$5,489,011

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,092,076	$1,827,461
Accrued liabilities	88,495	196,125
Accrued severance	4,229	97,401
Accrued payroll and benefits	409,531	423,222
Secured note payable	—	260,828
Note payable, current portion	166,645	166,645
Capital lease obligation, current portion	14,661	18,603

Total current liabilities	1,775,637	2,990,285

Deferred rent	222,391	222,818
Capital lease obligation, excluding current portion	—	5,050
Note payable, excluding current portion	27,774	111,097
8% convertible debentures to related parties, net of debt discount	146,025	—
8% convertible debentures, net of debt discount	1,137,580	—

Total liabilities	3,309,407	3,329,250

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 6,653,621 and 5,331,664 shares issued and outstanding, respectively	66,536	53,317
Additional paid-in capital	203,032,955	199,847,356
Foreign currency translation adjustment	21,751	21,369
Accumulated deficit	(200,511,598)	(197,762,281)

Total stockholders’ equity	2,609,644	2,159,761

Total liabilities and stockholders’ equity	$5,919,051	$5,489,011

The accompanying notes are an integral part of these condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

	Unaudited		Unaudited
	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Product sales, net	$1,905,202	$2,021,566	$4,242,964	$4,330,319
Cost of sales	1,438,234	2,016,257	3,144,992	4,086,299

Gross margin	466,968	5,309	1,097,972	244,020

Operating expenses:

Selling, general and administrative	1,108,931	1,353,954	2,338,450	2,790,811
New product development	227,775	307,267	502,468	615,747
Amortization of intangibles	8,217	8,217	16,434	16,434
Gain on sale of property & equipment	(1,200)	—	(7,707)	—

Total costs and expenses	1,343,723	1,669,438	2,849,645	3,422,992

Operating loss	(876,755)	(1,664,129)	(1,751,673)	(3,178,972)

Other income (expense):
Interest expense	(853,526)	(11,190)	(1,012,248)	(28,928)
Investment and other income	4,773	32,168	14,604	61,701

Net loss	$(1,725,508)	$(1,643,151)	$(2,749,317)	$(3,146,199)

Foreign currency translation adjustment	(11,410)	20,614	382	41,410

Comprehensive loss	$(1,736,918)	$(1,622,537)	$(2,748,935)	$(3,104,789)

Loss per share (basic and diluted)	$(0.29)	$(0.31)	$(0.49)	$(0.59)

Number of shares used in per share calculation	5,892,829	5,323,511	5,652,444	5,322,678

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended December 31, 2008

Unaudited

	Class A Common Stock		Additional Paid-in Capital	Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2008	5,331,664	$53,317	$199,847,356	$21,369	$(197,762,281)	$2,159,761

Issuance of common stock for:

Current interest on convertible debentures	103,971	1,040	96,593			97,633
Incentive to participate in convertible debenture placement, recorded as debt discount	73,228	732	74,399			75,131
Prepayment of interest on convertible debentures	589,614	5,896	448,099			453,995
Conversion of 25% of debentures	475,496	4,755	727,495			732,250
Payment on consulting service arrangements	60,000	600	49,200			49,800
Vested restricted stock units	10,000	100	(100)			—
Employee Stock Purchase Plan	9,648	96	11,095			11,191
Issuance of warrants to private placement agent recorded as debt costs	—	—	194,057			194,057
Debt discount and beneficial conversion feature on convertible debentures			1,316,334			1,316,334
Issuance of warrants as inducement to convert debentures	—	—	215,975			215,975
Stock based compensation on stock options and restricted stock units			52,452			52,452
Foreign currency adjustment				382		382
Net loss					(2,749,317)	(2,749,317)

Balances at December 31, 2008	6,653,621	$66,536	$203,032,955	$21,751	$(200,511,598)	$2,609,644

The accompanying notes are an integral part of these condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

	Unaudited Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(2,749,317)	$(3,146,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,918	213,471
Foreign exchange translation adjustment	382	41,410
Interest from amortization of debt discount	478,320	—
Fair value of warrants issued to induce debenture conversion	215,975	—
Amortization of debt costs	190,546	—
Issuance of common stock for interest on convertible debentures	97,633	—
Gain on sale of property and equipment	(7,707)	—
Stock based compensation	52,452	187,624
Provision for doubtful accounts receivable	12,952	22,538
Deferred rent	(427)	—
Common stock issued for payment of consulting services	49,800	—
Changes in operating assets and liabilities:
Trade accounts receivables	14,691	128,929
Inventories	169,155	310,593
Prepaid expenses and other assets	17,301	126,142
Accounts payable and accrued liabilities	(949,878)	(227,336)

Net cash used in operating activities	(2,087,204)	(2,342,828)

Cash flows from investing activities
Purchase of property and equipment	(116,013)	(349,736)
Proceeds from sale of equipment	37,791	—

Net cash used in investing activities	(78,222)	(349,736)
Cash flows from financing activities
Proceeds from sale of common stock, net of costs	—	2,978,544
Proceeds from sale of common stock from employee stock purchase plan	11,191	27,632
Borrowings on 8% convertible debenture, net of issuance costs	2,672,430	—
Payments on secured note payable	(260,828)	—
Payments on capital lease obligation	(8,992)	(7,872)
Payments on note payable	(83,323)	(83,322)

Net cash provided by financing activities	2,330,478	2,914,982

Increase in cash and cash equivalents	165,052	222,418
Cash and cash equivalents, beginning of period	358,457	1,291,364

Cash and cash equivalents, end of period	$523,509	$1,513,782

Supplemental disclosure of cash flow information:
Interest paid in cash	$27,639	$13,945
Supplemental disclosure of non-cash investing & financing activities:
Landlord credits for leasehold improvements	$—	$74,899
Convertible debentures exchanged into common stock	$732,250	$—
Fair value of warrants issued to broker of debt financing	$194,057	$—
Fair value of warrants & incentive shares issued to debenture holders	$790,830	$—
Intrinsic value of beneficial conversion feature underlying convertible debentures	$600,635	$—

The accompanying notes are an integral part of these condensed consolidated statements.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, “our” are intended to mean LightPath Technologies, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”).

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. Over 90% of precision molded lenses were manufactured in LPOI’s Shanghai facility during the six months ended December 31, 2008 compared to 83% during the six months ended December 31, 2007.

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

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of recurring operating losses during 2008 and 2007 of $5.5 million and $2.6 million, respectively, and cash used in operations during the six months ended December 2008 and 2007 of $2.1 million and $2.3 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

We have instituted a cost reduction program and have reduced headcount in Orlando and Shanghai and costs for medical insurance for our employees. In addition, we have redesigned certain product lines, increased sales prices on certain items, obtained more favorable material costs, and have instituted more efficient management techniques. These changes have increased our gross margin to 25% in the second quarter of fiscal 2009 on lower sales from 0% in the same quarter one year ago and from 14% for the year ended June 30, 2008. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

Liquidity: Cash continues to be a concern of the Company. In fiscal 2006, 2007 and 2008, cash used in operations was approximately $2.0 million, $1.9 million and $3.4 million, respectively. During the six months ending December 31, 2008, the Company used approximately $2,087,000 of cash for operating activities. Of this $2.1 million of cash used for operations, $983,000 was used to pay vendors that were over 60 days beyond terms in the first fiscal quarter.

Although there can be no assurance, we are optimistic that we will achieve improved cash flows from operations, However we still expect our cash flows to be negative in the near term. We plan to maintain the cost improvements we have achieved for our products by continuing to work within our reduced material and overhead cost structure. At December 31, 2008, the Company had a cash and cash equivalent balance of approximately $523,509.

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. The current instability of the equity and credit markets and financial institutions will materially adversely affect our ability to raise additional capital should it be needed or the terms under which such capital might be available to us. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives. We have no commitments for any financing at this time. On February 10, 2009, the Company had a book cash balance of approximately $453,000.

For the six months ended December 31, 2008, cash increased by $165,000 compared to an increase of $222,000 in the same period of the prior fiscal year. The increase in cash in both years was primarily related to net proceeds of $2,672,430 received by the Company through a 8% senior convertible debenture offering in August 2008 and net proceeds of $2,978,544 received by the Company through a $3,200,000 private placement of common stock and warrants in July 2007. These increases were offset by the net losses for each period as well as capital expenditures and payments to vendors and payments on notes payable.

As heretofore stated, significant risk and uncertainty remains in achieving the goal of generating positive cash flow from operations on an ongoing basis. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a continued decline in revenue, increased material costs, increased labor costs, planned production efficiency (yield) improvements not being realized, the current economic recession and increases in other discretionary spending required to effectively compete in our markets.

As a result of the Company’s cash flow position, should the Company find it desirable or necessary to issue additional equity securities or debt that may be convertible into or exercisable for equity securities, the action would have the effect of increasing our fully diluted shares outstanding and ultimately diluting our operating results (net earnings or net loss) on a per share basis, and the action would dilute the voting power of current stockholders who do not acquire sufficient additional shares to maintain their percentage of share ownership. Management believes the Company currently has sufficient cash to fund its operations through December 31, 2009. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations or from future equity or debt financing. The Company’s convertible debenture agreement entered into in August 2008 contains certain limitations on the Company’s ability to issue additional equity securities without the approval of the current debenture holders, or offering such holders to participate in the equity offerings. Ultimately, this may affect the Company’s ability to obtain additional equity financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or to raise any additional capital from future equity or debt financing to permit the Company to continue its operations beyond such date.

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

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

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

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, trade receivables, notes payable, convertible debentures, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

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

Derivative Financial Instruments. The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under SFAS No. 133 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). Pursuant to EITF No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial Conversion and Warrant Valuation. In accordance with EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Comprehensive Income(Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income, and is included on the statement of stockholders’ equity. Our other comprehensive income consists of the foreign currency translation adjustment. For more information see Note 14—Foreign Operations in the annual consolidated financial statements filed with the Company’s Form 10-K for the year ended June 30, 2008.

Business segments, pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Recent Accounting Pronouncements, which have had or may have an effect on the consolidated financial statements, are as follows:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management does not believe the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company doe not believe that the impact of the pending adoption of SFAS 141(R) will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

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

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

In May 2008, the FASB issued FSP APB No. 14-1, which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

3. Inventories

The components of inventories include the following at:

	Unaudited December 31, 2008	June 30, 2008
Raw material	$445,252	$563,254
Work in Process	561,834	560,495
Finished Goods	501,500	433,992
Reserve for obsolescence	(354,186)	(234,186)

	$1,154,400	$1,323,555

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	Unaudited December 31, 2008	June 30, 2008
Manufacturing equipment	5	$6,956,706	$6,867,727
Computer equipment and software	3 -5	693,245	683,972
Furniture and fixtures	5	215,898	215,766
Platinum molds	5	—	44,100
Leasehold improvements	6 -7	829,194	826,614

Total Property and Equipment		8,695,043	8,638,179

Less accumulated depreciation and amortization		6,934,259	6,700,438

Total property and equipment, net		$1,760,784	$1,937,741

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	Unaudited December 31, 2008	June 30, 2008

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(438,000)	(421,566)

Net carrying amount	$183,303	$199,737

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

6. Stock and Share-Based Arrangements

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At December 31, 2008, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Award Shares Authorized	Award Shares Outstanding at December 31, 2008	Available for Issuance at December 31, 2008
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	635,479	709,824
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	153,520

	1,918,125	637,979	863,344

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The first distribution under this plan was issued in January 2006. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $1,158 and $2,745 for the six months ended December 31, 2008 and 2007, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the six month periods ended December 31, 2008 and 2007, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Range of expected volatilities	132%	263%-312%
Weighted average expected volatility	132%	353%
Dividend yields	0%	0%
Range of risk-free interest rate	1.79%	3.53% - 4.47%
Expected term, in years	3	5.5-7

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 46% and 5%, respectively, for the six months ended December 31, 2008 and 29% and 7%, respectively, for the six months ended December 31, 2007. The volatility rate and expected term are based on five-year historical trends in common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2008 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)
Options Outstanding June 30, 2008	410,231	$8.50	8.0	265,600	1.0

Granted	—	—	—	75,000	2.8
Exercised	—	—	—	(10,000)	—
Cancelled	(102,852)	4.10	9.5	—	—

December 31, 2008	307,379	$10.01	7.4	330,600	2.8

Awards exercisable/vested as of December 31, 2008	161,629	$16.48	6.3	188,930	—

Awards unexercisable/unvested as of December 31, 2008	145,750	$2.99	8.7	141,670	2.6

	307,379			330,600

	Stock Options	RSU’s	All Awards
Weighted average fair value of share awards granted for the six months ended
December 31, 2008	$—	$0.77	$0.77
December 31, 2007	$3.13	$3.05	$3.10

The total intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 was $0 and $3,009, respectively.

The total intrinsic value of RSU’s exercised during the six months ended December 31, 2008 and 2007 was $7,700 and $9,800, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2008 and 2007 was $109,086 and $205,810, respectively.

The total fair value of RSU’s vested during the six months ended December 31, 2008 and 2007 was $116,151 and $1,026,152, respectively.

The total fair value of option shares vested during the six months ended December 31, 2008 and 2007 was $203,176, and $188,246, respectively. As of December 31, 2008, there was $336,393 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

The compensation cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total
Six months ended June 30, 2009	$29,869	$56,610	$86,479
Year ended June 30, 2010	58,919	67,859	126,778
Year ended June 30, 2011	37,600	51,996	89,596
Year ended June 30, 2012	10,583	22,957	33,540

	$136,971	$199,422	$336,393

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2008 and changes during the six months then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
Unexercisable/unvested awards
At June 30, 2008	280,614	105,005	385,619	$3.03
Granted	—	75,000	75,000	0.77
Vested	(64,364)	(38,335)	(102,699)	20.75
Cancelled/Issued/Forfeited	(70,500)	—	(70,500)	39.65

At December 31, 2008	145,750	141,670	287,420	$2.54

Acceleration of Vesting—The Company has not accelerated the vesting of any stock options, except for 4,067 options and restricted stock units issued to a former director that were accelerated during the quarter ended December 31, 2007 upon his decision not to stand for re-election. The stock compensation expense recognized for the acceleration of options and restricted stock units for this former director was $47,085.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2008 and 2007 included in the Condensed Consolidated Statements of Operations:

	Six Months December 31, 2008	Six Months December 31, 2007
Stock options	$4,949	$73,180

RSU	$47,503	$114,444

Total	$52,452	$187,624

The amounts above were included in:
General & administrative	$74,206	$136,252
Cost of sales	$(26,882)	$41,427
Research & development	$5,128	$9,945

	$52,452	$187,624

During the six months ended December 31, 2008 and 2007 the Company reversed approximately $74,000 and $39,600, respectively, in stock compensation expense related to the forfeiture of unvested options and RSU’s.

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 2,933,303 shares and 1,426,621 conversion shares related to debentures for the six months ended December 31, 2008 and 1,451,498 shares for warrants and options for the six months ended December 31, 2007 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity. The foreign exchange translation adjustment balance reflects gains of $21,369 at June 30, 2008 and $21,751 at December 31, 2008. The Company, as of December 31, 2008, had approximately $962,000 in assets and $604,000 in net assets located in the People’s Republic of China (PRC). New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC during fiscal 2006, 2007 & 2008.

9. Convertible Debentures

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

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures, plus accrued but unpaid interest will be due. Interest on the Debentures is payable quarterly commencing on October 1, 2008 and may be paid in cash or in shares of our common stock. Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

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

Investors who participated in our July 2007 common stock private placement equity were offered an incentive to invest in the debenture offering. Four investors from the July 2007 offering participated in the debenture offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share. This reduced warrant strike price lowered potential proceeds on the exercise of the warrants by $119,212 to $107,663. Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses. We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The Warrants are exercisable for a period of five years beginning on August 1, 2008. In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. This reduced warrant strike price lowered potential proceeds on the exercise of the warrants by $115,600 to $104,400.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered for resale under the Securities Act of 1933, as amended. The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value the Company’s stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock, as a result, $732,250 of debentures were converted into 475,496 common shares. As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock. Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock. As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense. Prior to the conversion and proportionate write-off of the debt discount, during the six months ended December 31, 2008, $173,939 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $913,145 at December 31, 2008.

We also incurred debt issuance costs associated with the issuance of the debentures of $554,310 which will be amortized over the 36-month term using the effective interest method. The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to the First Montauk. We used the Black-Scholes model to determine fair value of the warrants. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68. As of December 31, 2008, $69,291 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $363,764.

LightPath Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

Total principal outstanding on the Debenture and the amount outstanding for directors and officers purchases under the Debenture agreement was $2,196,750 and $266,250, respectively at December 31, 2008, less unamortized debt discount of $913,145 and $120,225, respectively.

10. Secured Note Payable

On May 8, 2008, the Company entered into a receivables purchase and security agreement with LSQ pursuant to which the Company received a $600,000 line of credit secured by the Company’s accounts receivable and certain other assets. The agreement had an initial term of six-months, with an option to renew for additional six-month periods. Under the agreement the Company presented to LSQ accounts receivable invoices and received funding from LSQ of 85% of the invoice balance immediately. Interest was set at prime plus two percent. A 2.5% discount fee was charged upon the funding of each invoice. The Company terminated the LSQ line of credit and agreement on August 1, 2008 and the remaining balance was paid off. There was no termination fee as the minimum funding requirement under the agreement had been met.

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

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. On January 30, 2009 the district court dismissed the case.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “We”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Over 90% of the Company’s precision molded lenses produced in the six months ended December 31, 2008 were manufactured in LPOI’s Shanghai facility. We have increased the capacity of the Shanghai facility by increasing capital equipment. However, we recently reduced our Shanghai workforce by approximately 20 employees as part of our plan to reduce current operating costs.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month periods. During the six months ended December 31, 2008 and 2007 we incurred a $382 gain and a $41,410 gain on foreign currency, respectively.

How we operate: We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business); and the more challenging and potentially more rewarding business of custom product development. In this latter type of business, we work with customers in the industrial, medical, defense and communications markets to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”)—whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as possible. We have several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

•

Customers that incorporate products such as ours into higher volume commercial applications, continuously work to reduce their expenses, which often leads them to larger or overseas lower-cost suppliers even at the cost of lower quality.

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

Our key indicators:

Sales Backlog—We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2008 our disclosure backlog was approximately $3.0 million.

At December 31, 2008, our disclosure backlog had remained at $3.0 million, as a result of newly booked orders offsetting shipment of orders. We are beginning to see the results of our efforts to enter the high volume lower cost commercial markets with orders for laser tools now in our backlog. Also, we have increased quote activity for our Black Diamond and collimator product lines. With the continuing diversification of our backlog and the smaller percentage of telecom business in our backlog we expect to show increases in revenue starting with the fiscal third quarter 2009. Bookings have increased for our industrial low cost lenses in Asia. We have seen an increase in bookings due beyond one year. Our total backlog at December 31, 2008 was $5.3 million with orders scheduled through 2011. This is a result of booking orders in Shanghai with two to three year delivery schedules.

Inventory Levels—We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. At December 31, 2008, our DCSI was 73 compared to 70 at December 31, 2007. The increase in DCSI was principally caused by sales to customers and increases to the inventory reserve.

Accounts Receivable Levels and Quality—Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. At December 31, 2008, our DSO was 63. At December 31, 2007, our DSO was 53. The increased DSO is at 63 is due to a higher percentage of sales occurring at the end of the quarter and higher international sales which have 45-day terms.

Other Key Indicators—Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes.

Liquidity and Capital Resources

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of the current operating loss of $1.8 million for the six months ended December 31, 2008 as well as recurring operating losses during fiscal years 2008 and 2007 of $5.5 million and $2.6 million, respectively, and cash used in operations for the six months ended December 31, 2008 of $2.1 million as well as cash used in operations during fiscal years 2008 and 2007 of $3.6 million and $1.9 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

We have instituted a cost reduction program and have reduced headcount in Orlando and Shanghai and reduced costs for medical insurance for our Orlando employees. In addition, we have redesigned certain product lines, increased sales prices on certain items, obtained more favorable material costs, and have instituted more efficient management techniques. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the second quarter of fiscal 2009 we faced financial challenges along with many in the industries we do business with, as the worldwide economic instability continued to create turbulence in the market. We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On February 9, 2009, the Company had a book cash balance of approximately $453,000.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. On January 11, 2006 we procured a secured line of credit loan in the maximum available principal amount of $500,000. We drew the maximum available principal amount of $500,000 under the loan during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the loan was converted into a term loan which shall be amortized over the 36-month period beginning February 1, 2007. The $500,000 principal amount outstanding as of February 1, 2007, is payable in equal monthly installments along with accrued interest thereon. The loan balance was approximately $194,000 at December 31, 2008.

If additional capital expenditures are required, we may seek similar capital equipment lease or other debt financing, however, it is uncertain whether we would be successful in obtaining any such financing on terms acceptable to us.

In July 2007 we raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors, resulting in net proceeds to the Company of $2,978,544 through the issuance of 800,000 shares of common stock at $4.00 per share. Professional fees of $230,456 were paid to First Montauk for its role as exclusive placement agent and financial advisor and for attorney and escrow agent fees. The investors along with First Montauk and its principals, the placement agent, also received warrants which vested 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of our common stock, 238,750 warrants are at $5.50 per share and 81,250 warrants are at $2.61 per share. If all of the warrants are ultimately exercised an additional $1,525,000 will be raised. Effective August 1, 2008, in conjunction with the convertible debenture agreement (see below), the exercise price of half of the warrants issued to First Montauk and all of the warrants issued to the four investors that also participated in the August transaction, were reduced from $5.50 per share to $2.61 per share, this decreased the potential proceeds to be received upon exercise of such warrants by $234,813.

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

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures, plus accrued but unpaid interest will be due. Interest on the Debentures is payable quarterly commencing on October 1, 2008 and may be paid in cash or in shares of our common stock. Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.

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

Investors who participated in our July 2007 common stock private placement equity were offered an incentive to invest in the debenture offering. Four investors from the July 2007 offering participated in the debenture offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share. This reduced warrant strike price lowered potential proceeds on the exercise of the warrants by $119,212 to $107,663. Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses. We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The Warrants are exercisable for a period of five years beginning on August 1, 2008. In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. This reduced warrant strike price lowered potential proceeds on the exercise of the warrants by $115,600 to $104,400.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered for resale under the Securities Act of 1933, as amended. The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value the Company’s stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock, as a result, $732,250 of debentures were converted into 475,496 common shares. As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock. Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock. As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense. Prior to the conversion and proportionate write-off of the debt discount, during the six months ended December 31, 2008, $173,939 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $913,145 at December 31, 2008.

We also incurred debt issuance costs associated with the issuance of the debentures of $554,310 which will be amortized over the 36-month term using the effective interest method. The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the warrants issued to the First Montauk. We used the Black-Scholes model to determine fair value of the warrants. As of December 31, 2008, $69,291 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $363,764.

Total principal outstanding on the Debenture and the amount outstanding for directors and officers purchases under the Debenture agreement was $2,196,750 and $266,250, respectively at December 31, 2008, less unamortized debt discount of $913,145 and $120,225, respectively.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate non-laser markets. In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets. Although we believe that cash flows from operations will improve in the future based upon anticipated increases in sales and further cost reductions, it is anticipated that cash flows from operations will continue to be negative through the end of the third quarter of fiscal 2009. The recent recession or slowdown in economic conditions has had an impact on our ability to book and ship revenues. During the second fiscal quarter we had $400,000 of orders cancelled and $100,000 of orders due to ship in the quarter which were pushed out for later deliveries. Our quote activity is still strong but we are seeing a higher incidence of re-quotes.

During the six months ending December 31, 2008, we used approximately $2,087,000 of cash for operating activities. At December 31, 2008, we had a cash and cash equivalent balance of approximately $524,000.

For the six months ended December 31, 2008, cash decreased from June 30, 2008 by approximately $2,507,000, excluding the proceeds we received from the issuance of the Debentures in August 2008, compared to a decrease of approximately $2,756,000, excluding the private placement proceeds we received in July 2007, in the same period of the prior fiscal year. The use of cash in both periods was primarily related to the operating expenses capital expenditures and financing expenses of the periods. Additionally, the use of cash for the six month period ending December 31, 2008 included payments to vendors of which $1,149,000 were for invoices over 60 days beyond vendor terms.

Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized, the current recession and economic times and increases in other discretionary spending, particularly sales and marketing costs.

NASDAQ Listing Notification

On October 3, 2008, we received a notification from The NASDAQ Listing Qualifications of The NASDAQ Stock Market, LLC that we did not comply with Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

In the notification letter from the NASDAQ Staff, the following was noted: (i) based on our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, our stockholders’ equity was $2,159,761; (ii) as of October 2, 2008, the market value of our listed securities was $7,357,696; and (iii) we have reported net losses from continuing operations of $(5,467,769), $(2,614,629) and $(3,368,881), in our annual filings for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

On October 24, 2008, we submitted a specific plan to achieve stockholders’ equity in excess of $2,500,000 and, thereby, regaining compliance with Marketplace Rule 4310(c)(3). On November 14, 2008 we received a notification letter from the NASDAQ staff stating that, based on our Form 10-Q dated November 12, 2008, which demonstrated stockholders’ equity of $2,802,008 as of September 30, 2008, the NASDAQ Staff had determined that we complied with the applicable Rules and this matter was closed.

Sources and Uses of Cash

Currently, our sources of cash consist of our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for product shipments. We do not currently have any availability for borrowing under our equipment lease or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company.

Our uses of cash primarily consist of payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Periodically, however, we do make expenditures for capital goods. Since 2001 we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock or debt convertible into stock, such as our private placement offerings in 2008, 2007, 2006, 2005 and 2004.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by debt financing. The Company’s convertible debenture agreement entered into in August 2008 contains certain limitations on the Company’s ability to issue additional equity securities without the approval of the current debenture holders, or offering such holders to participate in the equity offerings. Ultimately, this may affect the Company’s ability to obtain additional equity financing. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Unless we are able to expand our cash resources over the next quarter, we will be unable to sustain our business transition and growth plan and may be unable to maintain our current level of business. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price. We believe we currently have sufficient cash to fund our operations through December 31, 2009. The extent to which we can sustain our operations beyond such date will depend on our ability to generate cash from operations or from future equity or debt financing. However, there can be no assurance that we will be able to generate sufficient cash flow from operations or to raise additional capital from equity or debt financing to permit us to continue our operations beyond such date.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Revenues:

For the quarter ended December 31, 2008, we reported total revenues of $1.91 million compared to $2.02 million for the second quarter of last fiscal year, a decrease of 6%. The decrease from the second quarter of last year was primarily attributable to lower sales volumes of molded optics products, collimators and gradium, offset by higher sales volumes of isolators.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2009 compared to second quarter fiscal 2008 increased to 25% from 0%. Total manufacturing cost of $1.4 million was $0.5 million lower in the second quarter of fiscal 2009 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, remain stable at 22% of revenue in the second quarter of fiscal 2009, as compared to 24% in the second quarter of 2008. We have improved our gross margins as a result of the cost reduction programs we have implemented. During the second quarter of fiscal year 2009, over 90% of our precision molded optics were produced at our Shanghai facility as compared to 83% in the same period in the prior fiscal year. Material costs are improving with the use of in-house built holders, which are used to hold molded glass lenses for some applications, the conversion to lower cost glass performs and improved production yields in both Shanghai and Orlando. In addition, we incurred a one-time inventory valuation adjustment of approximately $374,000 for the quarter ended December 31, 2007 that was not incurred during the quarter ended December 31, 2008.

The most significant factor creating downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 29% of capacity for the quarter ended December 31, 2008 as compared to 45% for the quarter ended December 31, 2007.

Selling, General and Administrative:

During the second quarter of fiscal 2009, selling, general and administrative (“SG&A”) costs were approximately $1.1 million, which was a decrease of approximately $245,000 compared to the second quarter of fiscal 2008, primarily due to reduced salaries and benefits of $27,000, a $68,000 decrease in rental costs, a decrease of $101,000 for recruitment costs of finding our new CEO in fiscal 2008 and a $48,000 decrease in accounting fees. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. In December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in the rental cost (SG&A) savings of approximately $68,000 noted above.

New Product Development:

New product development costs decreased by approximately $79,000 to approximately $228,000 in the second quarter of fiscal 2009 versus $307,000 in the second quarter of fiscal 2008 due to decreased salaries and material costs. We anticipate a minor decrease in fiscal year 2009 in product development costs due to lower spending for materials.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the second fiscal quarter of 2009 and 2008.

Other Income (Expense):

Interest expense was approximately $854,000 in the second quarter of fiscal 2009 versus interest expense of $11,000 in the second quarter of fiscal 2008. Approximately $7,000 of the interest for the second quarter of fiscal 2009 is attributable to our equipment term loan, our capital equipment lease and our factoring secured note payable. The Debentures issued in August 1, 2008 accounted for approximately $847,000 of interest during the quarter ended December 31, 2008 representing interest at 8%, amortization and write-off of the related debt issuance costs, and debt discount and value of common shares and warrants issued as incentive to participate in the debenture placement and to induce the conversion of the debt to equity. On December 31, 2008, 25% of the debentures were converted into common stock and $304,382 of debt discount and $121,255 of debt issue costs were written-off to interest expense in the second quarter of fiscal 2009. The new warrants issued were valued at $215,975. Future interest expense on the Debentures is expected to be approximately $44,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to be approximately $143,000 per quarter. Other income was approximately $5,000 in the second quarter of fiscal 2009 and $32,000 in the second quarter of fiscal 2008.

Net Loss:

As a result of the foregoing, net loss was approximately $1,726,000 or $0.29 basic and diluted per share during the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008, in which we reported a net loss of $1,643,000 or $0.31 basic and diluted per share. This represents an $82,000 increase in net loss. The net loss for the quarter includes $641,000 of charges representing the write off of debt discount and debt cost associated with the conversion of our debentures. Weighted-average shares outstanding increased in the second quarter of fiscal 2009 compared to the second quarter in fiscal 2008 primarily due to the issuance of shares related to the conversion of 25% of the debentures and prepayment of interest in common shares in the second quarter of fiscal 2009.

Fiscal First Half: Six months ended December 31, 2008 compared to the six months ended December 31, 2007

Revenues:

For the six months ended December 31, 2008, we reported total revenues of $4.24 million compared to $4.33 million for the first half of the prior fiscal year, a decrease of 2%. The decrease from the prior fiscal year was primarily attributable to lower sales volumes of collimators and gradium, offset by higher sales volumes of isolators.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2009 compared to the first half of fiscal 2008 increased to 26% from 6%. Total manufacturing cost of $3.14 million was $942,000 lower in the first half of fiscal 2009 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, were stable at 23% of revenue in the first half of fiscal 2009, as compared to 22% in the first half of fiscal 2008. We have improved our gross margins by 20 points from 6% for the first half of fiscal 2008 to 26% in the first half of fiscal 2009 as a result of the cost reduction programs we have implemented. During the first half of fiscal year 2009, over 90% of our precision molded optics were produced at our Shanghai facility, as compared to 80% the first half of fiscal year 2008. Material costs are improving with the use of in-house built holders, which are used to hold molded glass lenses for some applications, the conversion to lower cost glass performs and improved production yields in both Shanghai and Orlando.

The most significant factor creating downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Although we have reduced our overhead costs from $2.5 million to $2.1 million for the first half of 2009 compared to 2008, overhead is still 77% of our total costs. Lower revenues generated from sales of these products may affect our ability to cover certain overhead costs related to such products.

Our plants were at a combined 29% of capacity for the six months ended December 31, 2008 as compared to 40% for the six months ended December 31, 2007. We have the equipment to manufacture 3.1 million units per year of precision molded optics but we only manufactured 199,000 for the first half of fiscal 2009.

Selling, General and Administrative:

During the first half of fiscal 2009, selling, general and administrative (“SG&A”) costs were approximately $2.34 million, which was a decrease of approximately $452,000 compared to the first half of fiscal 2008, primarily due to reduced salaries and benefits of $422,000, reduced rent, legal and accounting fees, penalties and depreciation, offset by increased costs relating to investor relations and our annual shareholder meeting. The first half of 2008 included $346,000 in severance for our new CEO. We intend to maintain SG&A costs at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. In December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in a rental cost (SG&A) reduction of approximately $210,000 during the first half of fiscal 2009 compared to the same period in fiscal 2008.

New Product Development:

New product development costs decreased by approximately $113,000 to approximately $502,000 in the first half of fiscal 2009 versus $616,000 in the first half of fiscal 2008 due to decreased material costs and salaries. We anticipate a minor decrease in fiscal year 2009 in product development costs due to lower spending for materials.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $16,000 per period in both the first half of 2009 and 2008.

Other Income (Expense):

Interest expense was approximately $1.0 million in the first half of fiscal 2009 versus interest expense of $29,000 in the first half of fiscal 2008. Approximately $29,000 of interest is attributable to our equipment term loan, our capital equipment lease and our factoring secured note payable. The Debentures issued in August 1, 2008 accounted for $982,474 of interest in the six months ended December 31, 2008 representing interest at 8%, amortization on and write-off of the related debt issuance costs and debt discount, the value of common shares and warrants issued as incentive to participate in the debenture placement and to induce the conversion of the debentures and interest on the debentures of $97,633. The factoring interest expense was $16,000. The factoring agreement was terminated on August 1, 2008. Future interest expense on the remaining Debentures is expected to be approximately $44,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to be approximately $143,000 per quarter. Other income was approximately $15,000 in the first half of fiscal 2009 and $62,000 in the first half of fiscal 2008.

Net Loss:

As a result of the foregoing, net loss was approximately $2,750,000 or $0.49 basic and diluted per share during first half of fiscal 2009, compared with the first half of fiscal 2008, in which we reported a net loss of $3.1 million or $0.59 basic and diluted per share. This represents an $397,000 decrease in net loss. The net loss for the first half includes $641,000 of charges representing the write off of debt discount and debt cost associated with the conversion of our debentures. Weighted-average shares outstanding increased in the first half of fiscal 2009 compared to the first half of fiscal 2008 primarily due to the issuance of shares related to the conversion of 25% of the debentures representing the write off of debt discount and debt cost associated with in the second quarter of fiscal 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon LightPath’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, intangibles, accounts receivable, inventory reserves, deferred rent, allowance for bad debt, valuation of derivative financial instruments, valuation of deferred taxes, and valuation of compensation expense on stock-based awards. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Allowance for Bad Debt. Allowance for bed debt is calculated by taking 100% of the total of invoices that are over 90 past due from due date and 10% of the total of invoices that are over 60 past due from due date.

Derivative Financial Instruments. The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 133”). SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under SFAS No. 133 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”). Pursuant to EITF No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Stock-based compensation. Stock based compensation is expensed according to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of July 1, 2005, and subsequently granted options, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on a straight-line basis in the Consolidated Statements of Operations over the remaining vesting period. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was calculated using the simplified method. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is likely then the compensation expense will be amortized over the remaining vesting period.

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

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company doe not believe that the impact of the pending adoption of SFAS 141(R) will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

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

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

In May 2008, the FASB issued FSP APB No. 14-1, which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

Item 4T.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K/A for the year ended June 30, 2008.

During the fiscal quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control relating to inventory costing and obsolescence as described in Item 9A(T) of the Company’s Form 10-K/A for the year ended June 30, 2008, have not been fully remediated. During the quarter ended December 31, 2008, management made progress in preparing a remediation plan for certain aspects of the weaknesses reported, specifically concerning the inventory costing area. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Some progress had been made on inventory controls, specifically the review and update of our standard costs. However, other aspects of the material weaknesses reported, especially with respect to internal control over inventory costing and reserve for obsolescence, are still in the remediation process and continue to constitute material weaknesses.

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

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York. In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief. On January 30, 2009 the district court dismissed the case.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	18

Exhibit Number	Description	Notes
10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.8	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.9	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain investors	13

10.10	Change of Control Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel, its CEO & President	14

10.11	Employee Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel its CEO & President	14

10.12	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.13	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.14	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain investors	15

10.15	Amendment to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.16	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	17

10.17	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.18	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

10.19	Receivables Purchase and Security Agreement dated May 8, 2008 between LSQ Funding Group, LC. and LightPath Technologies, Inc.	19

10.20	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	20

10.21	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	21

Exhibit Number	Description	Notes
10.22	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.23	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.24	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	21

10.25	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	21

10.26	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	21

10.27	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	22

10.28	First Amendment to the 8% Senior Secured, dated as of December 31, 2008	23

10.29	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

Notes:

1.	This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.
2.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.
3.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.
4.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.
5.	This exhibit was filed as an exhibit to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.
6.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.
7.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.
8.	This exhibit was filed as an exhibit to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on August 31, 2000 and is incorporated herein by reference thereto.

9.	This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002 and is incorporated herein by reference.
10.	This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-37622) filed with the Securities and Exchange Commission on May 23, 2000 and is incorporated herein by reference thereto.
11.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2000 and is incorporated herein by reference thereto.
12.	This exhibit was filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2006 and is incorporated herein by reference thereto.
13.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006, and is incorporated herein by reference thereto.
14.	This exhibit was filed as an exhibit to our Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2007, and is incorporated herein by reference thereto
15.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007, and is incorporated herein by reference thereto.
16.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007, and is incorporated herein by reference thereto.
17.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2008, and is incorporated herein by reference thereto.
18.	This exhibit was filed as an exhibit to the Amendment No. 1 to the Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 25, 2008 and is incorporated herein by reference thereto.
19.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2008, and is incorporated herein by reference thereto.
20.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, and is incorporated herein by reference thereto.
21.	This exhibit was filed as an exhibit to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 6, 2008, and is incorporated herein by reference thereto.
22.	This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2008, and is incorporated herein by reference thereto.
23.	This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009, and is incorporated herein by reference thereto.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 12, 2009	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: February 12 2009	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer