Form 10-Q
period 2009-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2009-05-15
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files.YES ☐ NO ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company”: in Rule 12b-2 of the Exchange Act. (Check one):

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
6,688,453 shares of common stock, Class A, $.01 par value, outstanding as of May 11, 2009.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	Unaudited March 31, 2009	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$380,068	$358,457
Trade accounts receivable, net of allowance of $44,304 and $44,862	1,052,949	1,334,856
Inventories, net	1,207,970	1,323,555
Prepaid expenses and other assets	581,801	277,359

Total current assets	3,222,788	3,294,227
Property and equipment - net	1,666,410	1,937,741
Intangible assets - net	175,086	199,737
Debt costs, net	331,744	—
Other assets	57,306	57,306

Total assets	$5,453,334	$5,489,011

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,342,987	$1,827,461
Accrued liabilities	178,693	196,125
Accrued severance	—	97,401
Accrued payroll and benefits	271,696	423,222
Secured note payable	—	260,828
Note payable, current portion	152,624	166,645
Capital lease obligation, current portion	9,936	18,603

Total current liabilities	1,955,936	2,990,285

Deferred rent	220,066	222,818
Capital lease obligation, excluding current portion	—	5,050
Note payable, excluding current portion	—	111,097
8% convertible debentures to related parties, net of debt discount	120,891	—
8% convertible debentures, net of debt discount	1,243,093	—

Total liabilities	3,539,986	3,329,250

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 6,676,453 and 5,331,664 shares issued and outstanding, respectively	66,765	53,317
Additional paid-in capital	203,089,544	199,847,356
Foreign currency translation adjustment	24,812	21,369
Accumulated deficit	(201,267,773)	(197,762,281)

Total stockholders’ equity	1,913,348	2,159,761

Total liabilities and stockholders’ equity	$5,453,334	$5,489,011

The accompanying notes are an integral part of these condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations

	Unaudited		Unaudited

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Product sales, net	$1,656,889	$2,114,196	$5,899,853	$6,444,515
Cost of sales	1,242,291	1,694,679	4,387,283	5,780,978

Gross margin	414,598	419,517	1,512,570	663,537

Operating expenses:
Selling, general and administrative	816,805	1,272,269	3,155,255	4,063,080
New product development	184,111	308,302	686,579	924,049
Amortization of intangibles	8,217	8,217	24,651	24,651
Loss (Gain) on sale of property & equipment	2,463	13,707	(5,244)	13,707

Total costs and expenses	1,011,596	1,602,495	3,861,241	5,025,487

Operating loss	(596,998)	(1,182,978)	(2,348,671)	(4,361,950)

Other income (expense):
Interest expense	(161,330)	(19,357)	(1,173,578)	(48,285)
Investment and other income	2,153	12,066	16,757	73,767

Net loss	$(756,175)	$(1,190,269)	$(3,505,492)	$(4,336,468)

Foreign currency translation adjustment	3,061	9,771	3,443	51,181

Comprehensive loss	$(753,114)	$(1,180,498)	$(3,502,049)	$(4,285,287)

Loss per share (basic and diluted)	$(0.11)	$(0.22)	$(0.58)	$(0.81)

Number of shares used in per share calculation	6,674,453	5,332,655	5,993,114	5,326,003

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2009
Unaudited

	Class A Common Stock		Additional Paid-in Capital	Foreign Currency Translation Adjustment		Total Stockholders’ Equity
					Accumulated Deficit
	Shares	Amount

Balances at June 30, 2008	5,331,664	$53,317	$199,847,356	$21,369	$(197,762,281)	$2,159,761

Issuance of common stock for:
Current interest on convertible debentures	103,971	1,040	96,593			97,633
Incentive to participate in convertible debenture placement, recorded as debt discount	73,228	732	74,399			75,131
Prepayment of interest on convertible debentures	589,614	5,896	448,099			453,995
Conversion of 25% of debentures	475,496	4,755	727,495			732,250
Payment on consulting service arrangements	60,000	600	49,200			49,800
Vested restricted stock units	27,700	277	(277)			—
Employee Stock Purchase Plan	14,780	148	14,072			14,220
Issuance of warrants to private placement agent recorded as debt costs			194,057			194,057
Debt discount and beneficial conversion feature on convertible debentures			1,316,334			1,316,334
Issuance of warrants as inducement to convert debentures			215,975			215,975
Stock based compensation on stock options and restricted stock units			106,241			106,241
Foreign currency adjustment				3,443		3,443
Net loss					(3,505,492)	(3,505,492)

Balances at March 31, 2009	6,676,453	$66,765	$203,089,544	$24,812	$(201,267,773)	$1,913,348

The accompanying notes are an integral part of these condensed consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended March 31,

	2009	2008

Cash flows from operating activities
Net loss	$(3,505,492)	$(4,336,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,505	330,636
Foreign exchange translation adjustment	3,443	51,181
Interest from amortization of debt discount	558,699	—
Fair value of warrants issued to induce debenture conversion	215,975	—
Amortization of debt costs	222,564	—
Issuance of common stock for interest on convertible debentures	97,633	—
Gain on sale of property and equipment	(5,244)	(7,000)
Stock based compensation	106,241	280,525
Provision for doubtful accounts receivable	(558)	17,901
Loss on abandonment of fixed assets	—	20,707
Deferred rent	(2,752)	—
Common stock issued for payment of consulting services	49,800	—
Changes in operating assets and liabilities:
Trade accounts receivables	282,465	3,743
Inventories	115,585	400,431
Prepaid expenses and other assets	686	(93,734)
Accounts payable and accrued liabilities	(750,833)	213,762

Net cash used in operating activities	(2,179,283)	(3,118,316)

Cash flows from investing activities
Purchase of property and equipment	(123,884)	(646,020)
Proceeds from sale of equipment	37,791	7,000

Net cash used in investing activities	(86,093)	(639,020)
Cash flows from financing activities
Proceeds from sale of common stock, net of costs	—	2,978,544
Proceeds from sale of common stock from employee stock purchase plan	14,220	44,548
Borrowings on 8% convertible debenture, net of issuance costs	2,672,430	—
Payments on secured note payable	(260,828)	—
Payments on capital lease obligation	(13,717)	(12,008)
Payments on note payable	(125,118)	(124,983)

Net cash provided by financing activities	2,286,987	2,886,101

Increase in cash and cash equivalents	21,611	(871,235)
Cash and cash equivalents, beginning of period	358,457	1,291,364

Cash and cash equivalents, end of period	$380,068	$420,129

Supplemental disclosure of cash flow information:
Interest paid in cash	$31,568	$29,993
Supplemental disclosure of non-cash investing & financing activities:
Landlord credits for leasehold improvements	$—	$161,678
Convertible debentures exchanged into common stock	$732,250	$—
Fair value of warrants issued to broker of debt financing	$194,057	$—
Fair value of warrants & incentive shares issued to debenture holders	$790,830	$—
Intrinsic value of beneficial conversion feature underlying convertible debentures	$600,635	$—

The accompanying notes are an integral part of these condensed consolidated statements.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. Over 93% of precision molded lenses were manufactured in LPOI’s Shanghai facility during the nine months ended March 31, 2009 compared to 71% during the nine months ended March 31, 2008.

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

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of recurring operating losses during the nine months ended March 31, 2009 and fiscal 2008 and 2007 of $3.5 million, $5.5 million and $2.6 million, respectively, and cash used in operations during the nine months ended March 31, 2009 and 2008 of $2.2 million and $3.1 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

We have instituted a cost reduction program and have reduced headcount in Orlando and Shanghai and costs for medical insurance for our employees. In March 2009 we reduced the Orlando staff to a four day work week. This is estimated to save $663,000 for salaries and benefits per year. In addition, we have redesigned certain product lines, increased sales prices on certain items, obtained more favorable material costs, and have instituted more efficient management techniques. During the quarter ended March 31, 2009 we used $92,000 of cash from operations. This compares to $484,000 cash used from operations in the fiscal second quarter ended December 31, 2008 and $1.6 million cash used for operations for the fiscal first quarter ended September 30, 2008. We are seeing the cash impacts of our cost savings initiatives and during the third quarter we have been extending out payment terms for some vendors. Going forward we expect to keep our cash usage

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

similar to the third quarter or better as our sales volumes rise. These changes have increased our gross margin to 25% in the third quarter of fiscal 2009 on lower sales from 20% in the same quarter one year ago and from 14% for the year ended June 30, 2008. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. However, achievement of the sales targets has become subject to doubt based on a slow down in our bookings and delays with shipping the low cost orders from our Shanghai facility. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Liquidity: Cash continues to be a concern of the Company. In fiscal 2006, 2007 and 2008, cash used in operations was approximately $2.0 million, $1.9 million and $3.4 million, respectively. During the nine months ending March 31, 2009, the Company used approximately $2,179,000 of cash for operating activities.

Although there can be no assurance, we are optimistic that we will achieve improved cash flows from operations. However, we still expect our cash flows to be negative in the near term. We plan to maintain the cost improvements we have achieved for our products by continuing to work within our reduced material and overhead cost structure. At March 31, 2009, the Company had a cash and cash equivalent balance of approximately $380,000.

We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. The current instability of the equity and credit markets and financial institutions will materially adversely affect our ability to raise additional capital should it be needed or the terms under which such capital might be available to us. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company or certain product lines of the company, the creation of joint ventures or strategic alliances under which the Company will pursue business opportunities, the creation of licensing arrangements with respect to the Company’s technology, or other alternatives. We have no commitments for any financing at this time. On May 11, 2009, the Company had a book cash balance of approximately $652,000, which included $295,000 received from the Chinese government to pay for move related expenses of the Shanghai plant.

For the nine months ended March 31, 2009, cash increased by $22,000 compared to a decrease of $871,000 in the same period of the prior fiscal year. The increase in cash in fiscal 2009 was primarily related to net proceeds of $2,672,430 received by the Company through a 8% senior convertible debenture offering in August 2008 offset by spending for net losses, working capital, fixed asset purchases and notes payable. The decrease in cash for fiscal 2008 was due to spending for net losses, working capital, fixed assets purchases and notes payable offset by net proceeds of $2,978,544 received by the Company through a $3,200,000 private placement of common stock and warrants in July 2007.

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

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

Management believes the Company currently has sufficient cash to fund its operations through October 31, 2009 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. This quarter we expect to receive approximately $276,000 for a D&O insurance settlement from a claim filed in 2007, see footnote 12. These funds should provide additional flexibility in sustaining operations. Recent booking trends have been

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

slower than planned given the current economic condition. However, management believes that taking the current booking rate combined with the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures and seek to negotiate extended payment plans with vendors. We are continuously evaluating our supplier situation to ensure we meet our booked orders. This also includes seeking new suppliers and looking for price reductions

2. Significant Accounting Policies

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

Long-lived assets are recorded in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We are currently considering the sale of our collimator product line which is insignificant to the financial statements.

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $279,000 at March 31, 2009. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company does not have other financial assets or liabilities that would be characterized as Level 2 or Level 3 assets.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, trade receivables, prepaid expenses, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The carrying value of note payable, capital lease obligations and convertible debentures approximate their fair values because the interest rates associated with the instruments approximates current interest rates charged on similar current borrowings.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). The Company is currently evaluating the effect, if any, of FSP 157-2 on the Company’s consolidated results of operations, cash flows or financial condition.

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 14 - Foreign Operations in in the annual consolidated financial statements filed with the Company’s Form 10-K for the year ended June 30, 2008.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) which clarifies the application of fair value accounting. FSP 157-4 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. FSP 157-4 is effective for the Company in the first quarter of fiscal 2010. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company doe not believe that the impact of the pending adoption of SFAS 141(R) will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

(“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

In May 2008, the FASB issued Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”)which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

3. Inventories

The components of inventories include the following at:

	Unaudited

	March 31, 2009	June 30, 2008

Raw material	$480,014	$563,254
Work in Process	684,698	560,495
Finished Goods	457,444	433,992
Reserve for obsolescence	(414,186)	(234,186)

	$1,207,970	$1,323,555

4. Property and Equipment

Property and equipment are summarized as follows:

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

	Estimated Life (Years)	Unaudited March 31, 2009	June 30, 2008

Manufacturing equipment	5	$6,964,668	$6,867,727
Computer equipment and software	3 - 5	526,249	683,972
Furniture and fixtures	5	214,307	215,766
Platinum molds	5	—	44,100
Leasehold improvements	6 - 7	829,194	826,614

Total Property and Equipment		8,534,418	8,638,179

Less accumulated depreciation and amortization		6,868,008	6,700,438

Total property and equipment, net		$1,666,410	$1,937,741

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	Unaudited March 31, 2009	June 30, 2008

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(446,217)	(421,566)

Net carrying amount	$175,086	$199,737

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

6. Stock and Share-Based Arrangements

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date. The Company has also issued stock options under a separate non-qualified plan. In 2003, a substantial number of those options were cancelled and replaced with restricted stock award grants under the Plan. At March 31, 2009, there were options remaining for 2,500 shares still outstanding that were not issued in a qualified plan.

These three plans are summarized below:

	Award Shares Authorized	Award Shares Outstanding at March 31, 2009	Available for Issuance at March 31, 2009

Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	698,536	629,067
Non-Qualified Plan	2,500	2,500	—
ESPP	200,000	—	148,388

	1,918,125	701,036	777,455

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The first distribution under this plan was issued in January 2006. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $1,466 and $4,391 for the nine months ended March 31, 2009 and 2008, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the nine month periods ended March 31, 2009 and 2008, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Range of expected volatilities	108%-132%	263%-313%
Weighted average expected volatility	119%	307%
Dividend yields	0%	0%
Range of risk-free interest rate	0.43%-1.79%	3.14% - 4.47%
Expected term, in years	3-5.5	5.5-7

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 44% and 5%, respectively, for the nine months ended March 31, 2009 and 25% and 6%, respectively, for the nine months ended March 31, 2008. The volatility rate and expected term are based on five-year historical trends in common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2009 is presented below:

	Stock Options			Restricted Stock Units (“RSU”)

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Lifes (YRS)	Shares	Weighted Average Remaining Contract Lifes (YRS)

Options Outstanding June 30, 2008	410,231	$8.50	8.0	265,600	1.0

Granted	90,174	1.05	9.8	75,000	2.6
Exercised	—	—	—	(27,700)	—
Cancelled	(112,269)	4.03	7.6	—	—

March 31, 2009	388,136	$8.09	7.8	312,900	1.0

Awards exercisable/vested as of March 31, 2009	178,629	$14.93	6.3	171,230	—

Awards unexercisable/unvested as of March 31, 2009	209,507	$2.26	8.9	141,670	2.4

	388,136			312,900

	Stock Options	RSU’s	All Awards

Weighted average fair value of share awards granted for the nine months ended
March 31, 2009	$0.84	$0.77	$0.81
March 31, 2008	$2.61	$3.05	$2.69

The total intrinsic value of options outstanding and exercisable at March 31, 2009 and 2008 was $0 and $2,129, respectively.

The total intrinsic value of RSU’s exercised during the nine months ended March 31, 2009 and 2008 was $10,089 and $9,100, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2009 and 2008 was $80,852 and $284,571, respectively.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

The total fair value of RSU’s vested during the nine months ended March 31, 2009 and 2008 was $116,151 and $201,581, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2009 and 2008 was $249,140, and $265,939, respectively. As of March 31, 2009, there was $318,987 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

The compensation cost is expected to be recognized as follows:

	Stock Options	Restricted Stock Units	Total

Three months ended June 30, 2009	$25,719	$27,369	$53,088
Year ended June 30, 2010	81,673	64,116	145,789
Year ended June 30, 2011	39,134	48,252	87,386
Year ended June 30, 2012	11,015	21,709	32,724

	$157,541	$161,446	$318,987

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2009 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)

At June 30, 2008	280,614	105,005	385,619	$3.03
Granted	90,174	75,000	165,174	0.81
Vested	(86,864)	(38,335)	(125,199)	3.03
Cancelled/Issued/Forfeited	(74,417)	—	(74,417)	3.81

March 31, 2009	209,507	141,670	351,177	$1.87

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

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2009 and 2008 included in the Condensed Consolidated Statements of Operations:

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

	Nine Months March 31, 2009	Nine Months March 31, 2008

Stock options	$36,795	$156,771

RSU	$69,446	$123,754

Total	$106,241	$280,525

The amounts above were included in:
General & administrative	$116,195	$212,117
Cost of sales	$(19,970)	$47,794
Research & development	$10,016	$20,614

	$106,241	$280,525

During the nine months ended March 31, 2009 and 2008 the Company reversed approximately $74,000 and $41,600, respectively, in stock compensation expense related to the forfeiture of unvested options and RSU’s.

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 2,886,360 shares and 1,426,621 conversion shares related to debentures for the nine months ended March 31, 2009 and 1,545,623 shares for warrants and options for the nine months ended March 31, 2008 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity. The foreign exchange translation adjustment balance reflects gains of $21,369 at June 30, 2008 and $24,812 at March 31, 2009. The Company, as of March 31, 2009, had approximately $1,024,000 in assets and $607,000 in net assets located in the People’s Republic of China (PRC). New equipment was purchased for the PRC plant and equipment was transferred from Orlando to PRC during fiscal 2006, 2007, 2008 & 2009.

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

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due. Interest on the Debentures was prepaid by issuing common stock in December 2008. Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Upon issuance the Debentures were immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which is 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants priced at $1.89 per share. If all of the Warrants were exercised at that time, we would have received additional proceeds in the amount of $1,645,184.

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

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock, as a result, $732,250 of debentures were converted into 475,496 common shares. As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock. Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock. As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense. During the nine months ended March 31, 2009, $277,589 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $832,766 at March 31, 2009. For the quarter ended March 31, 2009, $80,378 of the amortized debt discount was amortized through interest expense. We intend to file a registration statement to register those additional interest shares and warrants which were issued in December 2008.

We also incurred debt issuance costs associated with the issuance of the debentures of $554,310 which will be amortized over the 36-month term using the effective interest method. The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to the First Montauk. We used the Black-Scholes model to determine fair value of the warrants. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68. As of March 31, 2009, $101,311 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $331,744.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Total principal outstanding on the Debenture and the amount outstanding for directors and officers purchases under the Debenture agreement was $2,196,750 and $194,700, respectively at March 31, 2009, less unamortized debt discount of $832,766 and $73,809, respectively.

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

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County. In the complaint, the investor is seeking $125,000 as well as reimbursement of its expenses incurred in connection with its investment. We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

12. Subsequent Event

In 2000, a group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. On May 26, 2006, the Texas Supreme Court denied the plaintiffs’ motion for rehearing of the denial of the petition for review. No further review was sought by the plaintiffs. The summary judgment in favor of the Company as to all claims asserted by the plaintiffs was now final and the case was closed.

In May 2008, we submitted a claim against our D&O carrier, Reliance, for reimbursement of legal fees. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy. The full $1 million limit claimed will be allowed for LightPath as a Class B claimant. This will result in an initial payment to LightPath in the amount of $276,376, which we anticipate will be paid prior to the end of the current fiscal year. The balance would be reflected in a Notice of Determination issued to LightPath which would proceed under the court approval process for the Liquidation, with the distribution of the remaining claim balance up to the total of $1 million to occur following court approval, possibly in the third quarter of fiscal 2010, for the related claim which will be submitted by the end of 2009. The actual amount of the subsequent distribution to LightPath will be determined according to the court-approved percentage participation for Class B claimants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “We”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 17,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Over 95% of the Company’s precision molded lenses produced in the nine months ended March 31, 2009 were manufactured in LPOI’s Shanghai facility. We have increased the capacity of the Shanghai facility by increasing capital equipment. Due to improved operating efficiencies and lower revenues we reduced our Shanghai workforce by approximately 20 employees in December 2008.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month periods. During the nine months ended March 31, 2009 and 2008 we incurred a $3,443 gain and a $51,181 gain on foreign currency translation, respectively.

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

At March 31, 2009, our disclosure backlog has grown to $3.4 million from $3.0 million at June 30, 2008 during these slow economic times. We believe this growth to be partially the result of our efforts to enter high volume lower cost commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line. With the continuing diversification of our backlog and the smaller percentage of telecom business in our backlog we expect to show modest increases in revenue starting with the fiscal fourth quarter 2009 and into the fiscal first quarter of 2010. Bookings have increased for our industrial low cost lenses in Asia. We have seen an increase in bookings due beyond one year. Our total sales backlog at March 31, 2009 was $5.3 million with orders scheduled through 2011. This is a result of booking orders in Shanghai with two to three year delivery schedules. We anticipate beginning production over the next 3 to 6 months on these large Shanghai orders subject to customer qualifications of our samples lenses.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the nine months ended March 31, 2009 and 2008, our DCSI was 89 and 81, respectively compared to 66 for the year ended June 30, 2008. The increase in DCSI was principally caused by lower sales to customers.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the nine months ended March 31, 2009 and 2008, our DSO was 58 and 59, respectively. During the year ended June 30, 2008 our DSO was 51.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of the current operating loss of $2.3 million for the nine months ended March 31, 2009 as well as recurring operating losses during fiscal years 2008 and 2007 of $5.5 million and $2.6 million, respectively, and cash used in operations for the nine months ended March 31, 2009 of $2.2 million as well as cash used in operations during fiscal years 2008 and 2007 of $3.6 million and $1.9 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

We have instituted a cost reduction program and have reduced headcount in Orlando and Shanghai and reduced costs for medical insurance for our Orlando employees. In March 2009 the Orlando staff was reduced to a four day work week. This is expected to save $663,000 per year of wages and benefits. In addition, we have redesigned certain product lines, increased sales prices on certain items, obtained more favorable material costs, and have instituted more efficient management techniques. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the third quarter of fiscal 2009 we faced financial challenges along with many in the industries we do business with, as the worldwide economic instability continued to create turbulence in the market. We engage in continuing efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On May 11, 2009, the Company had a book cash balance of approximately $621,000, which included $277,000 received from the Chinese government to pay for move related expenses of the Shanghai plant.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. On January 11, 2006 we procured a secured line of credit loan in the maximum available principal amount of $500,000. We drew the maximum available principal amount of $500,000 under the loan during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the loan was converted into a term loan which shall be amortized over the 36-month period beginning February 1, 2007. The $500,000 principal amount outstanding as of February 1, 2007, is payable in equal monthly installments along with accrued interest thereon. The loan balance was approximately $153,000 at March 31, 2009.

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

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due. Interest on the Debentures was prepaid by issuing 589,614 shares of in common stock in December 2008. Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share. The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.

Upon issuance the Debentures were immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which is 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants priced at $1.89 per share. If all of the Warrants were exercised, we would receive additional proceeds in the amount of $1,645,184.

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

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses. We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which is 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The Warrants are exercisable for a period of five years beginning on August 1, 2008. In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. The reduced warrant strike price resulted in lower potential proceeds on the exercise of the warrants by $115,600 to $104,400.

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

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock, as a result, $732,250 of debentures were converted into 475,496 common shares. As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock. Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock. As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense. During the nine months ended March 31, 2009, $558,699 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $832,766 at March 31, 2009. For the quarter ended March 31, 2009, $80,378 of the unamortized debt discount was amortized through interest expense and $43,935 of prepaid interest was amortized. We plan on filing a registration statement to register the prepaid interest shares and warrants issued in December 2008.

We also incurred debt issuance costs associated with the issuance of the debentures of $554,310 which will be amortized over the 36-month term using the effective interest method. The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the warrants issued to the First Montauk. We used the Black-Scholes model to determine fair value of the warrants. During the nine months ended March 31, 2009, $222,566 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $331,744. For the quarter ended March 31, 2009, $32,019 of the unamortized debt issuance cost was amortized through interest expense.

Total principal outstanding on the Debenture and the amount outstanding for directors and officers purchases under the Debenture agreement was $2,196,750 and $194,700, respectively at March 31, 2009, less unamortized debt discount of $832,766 and $73,809, respectively.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements. Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate non-laser markets. In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets. Although we believe that cash flows from operations will improve in the future based upon anticipated increases in sales and further cost reductions, it is anticipated that cash flows from operations will continue to be negative through the end of the fourth quarter of fiscal 2009. The recent recession or slowdown in economic conditions has had an impact on our ability to book and ship revenues. During the second fiscal quarter we had $400,000 of orders cancelled and $100,000 of orders due to ship in the quarter which were pushed out for later deliveries. We have seen a slowdown in booking new orders in the third quarter of fiscal 2009. Our quote activity is still strong but we are seeing a higher incidence of re-quotes.

During the nine months ending March 31, 2009, we used approximately $2,179,000 of cash for operating activities. At March 31, 2009, we had a cash and cash equivalent balance of approximately $380,000.

For the nine months ended March 31, 2009, cash decreased from June 30, 2008 by approximately $2,651,000, excluding the proceeds we received from the issuance of the Debentures in August 2008, compared to a decrease of approximately $3,850,000, excluding the private placement proceeds we received in July 2007 in the same period of the prior fiscal year. The use of cash in both periods was primarily for the operating expenses, capital expenditures and financing expenses of the periods. Additionally, the use of cash for the nine month period ending March 31, 2009 included payments to vendors of which $1,149,000 were for invoices over 60 days beyond vendor terms.

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

Our stockholders’ equity was $1,913,348 as of March 31, 2009. We expect to receive a similar letter from NASDAQ as we received on October 3, 2008 subsequent to the filing of this Form 10-Q.

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

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

Management believes the Company currently has sufficient cash to fund its operations through October 31, 2009 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. This quarter we expect to receive approximately $276,000 for a D&O insurance settlement from a claim filed in 2007, see footnote 12 These funds should provide additional flexibility in sustaining operations. Recent booking trends have been slower than planned given the current economic condition. However, management believes that taking the current booking rate combined with the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures and seek to negotiate extended payment plans with vendors. We are continuously evaluating our supplier situation to ensure we meet our booked orders. This also includes seeking new suppliers and looking for price reductions

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues:
For the quarter ended March 31, 2009, we reported total revenues of $1.66 million compared to $2.11 million for the third quarter of last fiscal year, a decrease of 22%. The decrease from the third quarter of last year was primarily attributable to lower sales volumes of molded optics products and isolators. We expect future revenue to increase as we ship more low cost lenses and infrared lenses.

Cost of Sales:
Our gross margin percentage in the third quarter of fiscal 2009 compared to third quarter fiscal 2008 increased to 25% from 20%. Total manufacturing cost of $1.24 million was $0.5 million lower in the third quarter of fiscal 2009 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services were reduced 3% to 21% of revenue in the third quarter of fiscal 2009, as compared to 24% in the third quarter of fiscal 2008. We have improved our gross margins as a result of the cost reduction programs we have implemented. During the third quarter of fiscal year 2009, over 95% of our precision molded optics were produced at our Shanghai facility as compared to 83% in the same period in the prior fiscal year. Material costs are improving with the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

The most significant factor creating downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 35% of capacity for the quarter ended March 31, 2009 as compared to 40% for the quarter ended March 31, 2008. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the third quarter of fiscal 2009, selling, general and administrative (“SG&A”) costs were approximately $817,000, which was a decrease of approximately $455,000 compared to the third quarter of fiscal 2008. This decrease was primarily due to reduced salaries and benefits of $282,000, a $79,000 decrease in rental costs, a decrease of $167,000 for legal fees relating to the securities litigation in fiscal 2008 offset by a $41,000 increase in accounting fees and an increase of $32,000 in bank fees and penalties. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. In December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in the rental cost (SG&A) savings of approximately $79,000 noted above.

New Product Development:
New product development costs decreased by approximately $124,000 to approximately $184,000 in the third quarter of fiscal 2009 versus $308,000 in the third quarter of fiscal 2008 due to decreased salaries and material costs. We anticipate a minor decrease in fiscal year 2009 in product development costs due to lower spending for materials.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended March 31, 2009 and 2008.

Other Income (Expense):
Interest expense was approximately $161,000 in the third quarter of fiscal 2009 versus interest expense of $19,000 in the third quarter of fiscal 2008. Approximately $7,000 of the interest for the third quarter of fiscal 2009 is attributable to our equipment term loan and our capital equipment lease. The Debentures issued in August 1, 2008 accounted for approximately $156,000 of interest during the quarter ended March 31, 2009 representing interest at 8%, amortization and write-off of the related debt issuance costs and debt discount, and value of common shares and warrants issued as incentive to participate in the debenture placement and to induce the conversion of the debt to equity. Future interest expense on the Debentures is expected to be approximately $44,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter. Other income was approximately $2,000 in the third quarter of fiscal 2009 and $12,000 in the third quarter of fiscal 2008.

Net Loss:
As a result of the foregoing, net loss was approximately $756,000 or $0.11 basic and diluted per share during the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008, in which we reported a net loss of $1,190,000 or $0.22 basic and diluted per share. This represents an $434,000 decrease in net loss. Weighted-average shares outstanding increased in the third quarter of fiscal 2009 compared to the third quarter in fiscal 2008 primarily due to the issuance of shares related to the conversion of 25% of the debentures and prepayment of interest in common shares in the second quarter of fiscal 2009.

Fiscal Nine Months: Nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

Revenues:
For the nine months ended March 31, 2009, we reported total revenues of $5.90 million compared to $6.44 million for the nine months of the prior fiscal year, a decrease of 8%. The decrease from the prior fiscal year was primarily attributable to lower sales volumes of molded optics, collimators and gradium. We expect future revenue to increase as we ship more low cost lenses and infrared lenses.

Cost of Sales:
Our gross margin percentage in the nine months of fiscal 2009 compared to the nine months of fiscal 2008 increased to 26% from 10%. Total manufacturing cost of $4.39 million was $1.39 million lower in the nine months of fiscal 2009 compared to the same period of the prior fiscal year. Direct costs, which include material, labor and services, were stable at 23% of revenue in the nine months of fiscal 2009, as compared to 23% in the nine months of fiscal 2008. We have improved our gross margins by 16 points from 10% for the nine months of fiscal 2008 to 26% in the nine months of fiscal 2009 as a result of the cost reduction programs we have implemented. During the nine months of fiscal year 2009, over 95% of our precision molded optics were produced at our Shanghai facility, as compared to 83% the nine months of fiscal year 2008. Material costs are improving with the use of in-house built holders, which are used to hold molded glass lenses for some applications, the conversion to lower cost glass preforms and improved production yields in both Shanghai and Orlando.

The most significant factor creating downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Although we have reduced our overhead costs from $2.9 million to $2.3 million for the nine months of 2009 compared to 2008, overhead is still 74% of our total costs. Lower revenues generated from sales of these products may affect our ability to cover certain overhead costs related to such products.

Our plants were at a combined 35% of capacity for the nine months ended March 31, 2009 as compared to 40% for the nine months ended March 31, 2008. We have the equipment to manufacture 3.1 million units per year of precision molded optics but we only manufactured 342,000 units for the nine months of fiscal 2009. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the nine months of fiscal 2009, selling, general and administrative (“SG&A”) costs were approximately $3.16 million, which was a decrease of approximately $908,000 compared to the nine months of fiscal 2008, primarily due to reduced salaries and benefits of $621,000, of which $346,000 was due to severance for our CEO in 2008 and reduced rent, legal and recruiting fees of $487,000, offset by increased costs relating to investor relations and our annual shareholder meeting, penalties and depreciation of $200,000. We intend to maintain SG&A costs at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. In December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in a rental cost (SG&A) reduction of approximately $274,000 during the nine months of fiscal 2009 compared to the same period in fiscal 2008.

New Product Development:
New product development costs decreased by approximately $237,000 to approximately $687,000 in the nine months of fiscal 2009 versus $924,000 in the nine months of fiscal 2008 due to decreased material costs and salaries. We anticipate a minor decrease in fiscal year 2009 in product development costs due to lower spending for materials.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $16,000 per period in both of the nine months ended March 31, 2009 and 2008.

Other Income (Expense):
Interest expense was approximately $1.17 million in the nine months of fiscal 2009 versus interest expense of $48,000 in the nine months of fiscal 2008. Approximately $32,000 and $30,000 of interest for fiscal 2009 and 2008, respectively, is attributable to our equipment term loan, our capital equipment lease and our factoring secured note payable. The Debentures issued in August 1, 2008 accounted for $1.14 million of interest in the nine months ended March 31, 2009 representing interest at 8%, amortization on and write-off of the related debt issuance costs and debt discount, the value of common shares and warrants issued as incentive to participate in the debenture placement and to induce the conversion of the debentures and includes interest on the debentures of $97,633. The factoring interest expense was $16,000 for the nine months ended March 31, 2009 and is included in the $32,000 above. There was no factoring interest in the first nine months of fiscal 2008 as the factoring agreement did not start until April 2008. The factoring agreement was terminated on August 1, 2008. Future interest expense on the remaining Debentures is expected to be approximately $44,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter. Other income was approximately $16,000 in the nine months of fiscal 2009 and $74,000 in the nine months of fiscal 2008.

Net Loss:
As a result of the foregoing, net loss was approximately $3.5 million or $0.58 basic and diluted per share during nine months of fiscal 2009, compared with the nine months of fiscal 2008, in which we reported a net loss of $4.3 million or $0.81 basic and diluted per share. This represents an approximate $800,000 decrease in net loss. The net loss for the nine months includes the $1.14 million of interest expense related to the debentures as discussed above. Weighted-average shares outstanding increased in the nine months of fiscal 2009 compared to the nine months of fiscal 2008 primarily due to the issuance of shares related to the conversion of 25% of the debentures and prepayment of interest in common shares, representing the write off of debt discount and debt cost associated with in the second quarter of fiscal 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon LightPath’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, inlcuding those related to revenue recognition, inventory reserves, allowance for trade receivables which is made up of reserves for bad debt, valuation of derivative financial instruments, and valuation of compensation expense on stock-based awards. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) which clarifies the application of fair value accounting. FSP 157-4 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. FSP 157-4 is effective for the Company in the first quarter of fiscal 2010. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company doe not believe that the impact of the pending adoption of SFAS 141(R) will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010.

The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

In May 2008, the FASB issued Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”)which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act because of material weaknesses relating to internal controls as described in Item 9A (T) of the Company’s Form 10-K/A for the year ended June 30, 2008.

During the fiscal quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control relating to inventory costing and obsolescence as described in Item 9A(T) of the Company’s Form 10-K/A for the year ended June 30, 2008, have not been fully remediated. During the quarter ended March 31, 2009, management made progress in preparing a remediation plan for certain aspects of the weaknesses reported, specifically concerning the inventory costing area. We are committed to finalizing our remediation action plan and implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Some progress had been made on inventory controls, specifically the review and update of our standard costs. However, other aspects of the material weaknesses reported, especially with respect to internal control over inventory costing and reserve for obsolescence, are still in the remediation process and continue to constitute material weaknesses.

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

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County. In the complaint, the investor is seeking $125,000 as well as reimbursement of its expenses incurred in connection with its investment. We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

Exhibit Number	Description	Notes

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company, First	5

4.2	Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	18

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan	9

10.3	Merger Agreement dated April 14, 2000 between Registrant and Horizon Photonics, Inc.	10

10.4	Merger Agreement dated August 9, 2000 between Registrant and Geltech, Inc.	11

10.5	Loan Agreement dated January 11, 2006 between Registrant and Regenmacher Holdings, Ltd.	12

10.6	Assured Supply Agreement dated October 24, 2005 between Registrant and Ball Aerospace & Technologies Corp.	12

10.7	Securities Purchase Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.8	Registration Rights Agreement dated as of March 19, 2006, among LightPath Technologies, Inc., and the investors signatory thereto	13

10.9	Form of Common Stock Purchase Warrant dated as of March 19, 2006, issued by LightPath Technologies, Inc., to certain investors	13

10.10	Change of Control Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel, its CEO & President	14

10.11	Employee Agreement dated February 14, 2007, between LightPath Technologies, Inc., and Kenneth Brizel its CEO & President	14

10.12	Securities Purchase Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

Exhibit Number	Description	Notes

10.13	Registration Rights Agreement dated as of July 26, 2007, among LightPath Technologies, Inc., and the investors signatory thereto	15

10.14	Form of Common Stock Purchase Warrant dated as of July 26, 2007, issued by LightPath Technologies, Inc., to certain investors	15

10.15	Amendment to Executive Employment Agreement dated as of September 18, 2007, between LightPath Technologies, Inc., and Kenneth Brizel	16

10.16	Joint Venture Contract dated January 7, 2008, between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	17

10.17	Form of Technology License Agreement between LightPath Technologies, Inc. and LightPath CDGM Glass Company, Ltd.	17

10.18	Form of Supply Agreement between CDGM Glass Company, Ltd. and LightPath CDGM Glass Company, Ltd.	17

10.19	Receivables Purchase and Security Agreement dated May 8, 2008 between LSQ Funding Group, LC. and LightPath Technologies, Inc.	19

10.20	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	20

10.21	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	21

10.22	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.23	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	21

10.24	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	21

10.25	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	21

10.26	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	21

10.27	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	22

10.28	First Amendment to the 8% Senior Secured, dated as of December 31, 2008	23

10.29	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	24

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

Exhibit Number	Description	Notes

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

24. This exhibit was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2009, and is incorporated herein by reference thereto.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 15, 2009	By: /s/ J. James Gaynor

President and Chief Executive Officer

Date: May 15 2009	By: /s/ Dorothy M. Cipolla

Chief Financial Officer