Form 10-K
period 2009-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2009-09-25
CIK 889971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009 or

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
YES ☐    NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  .    YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  As defined in Rule 12b-2 of the Exchange Act: See the definition of “Large Accelerated Filer”, “Accelerated Filer”, “Non-accelerated Filer” or “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐    Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company. (As defined in Rule 12b-2 of the Exchange Act.) YES ☐   NO ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $4,014,417 as of December 31, 2008.

As of September 15, 2009, the number of shares of the registrant’s Class A Common Stock outstanding was 8,035,739.

LightPath Technologies, Inc.
Form 10-K

Table of Contents

PART I		3
Item 1.	Business	3
	General	3
	Business Strategy	4
	Sales and Marketing	6
	Competition	6
	Manufacturing	7
	Patents and Other Proprietary Intellectual Property	9
	Environmental and Governmental Regulation	9
	New Product Development	9
	Employees	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II		12
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A.	Controls and Procedures	22

PART III		23
Item 10.	Directors and Executive Officers of the Registrant	23
Item 11.	Executive Compensation	27
Item 12.	Security Ownership of Certain Beneficial Owners and Management	36
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Principal Accountant Fees and Services	40

PART IV		40
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	40

Index to Consolidated Financial Statements		F-1

Signatures		S-1

Certifications		See Exhibits

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

LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies LP, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, organized in 1985. Our initial business objectives included solar energy technology, however, over time, we expanded our attention to other optics applications including those using GRADIUM glass lenses.

During fiscal 1998, we reorganized our sales and marketing efforts with the purpose of expanding our attention to include markets such as optoelectronics and photonics due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. During fiscal 2000 we acquired Horizon Photonics, Inc. (“Horizon”), a California corporation that utilized animated production platforms to manufacture passive optical components for the telecommunications and data communications markets.  As a result of the acquisition we acquired the use of robotic systems in manufacturing isolators. In September 2000, we also acquired Geltech, Inc. (“Geltech”), a Delaware corporation, that manufactured precision molded glass aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides.

From 1998 through 2002, we were heavily reliant on the telecommunications capital equipment market, which went through a rapid increase and a subsequent rapid decrease during this period.  As a result, we consolidated all production and our corporate headquarters in Orlando, Florida during fiscal 2003 in order to reduce costs and adapt to the changes which occurred in this market. We reorganized our manufacturing facility in Orlando in order to accommodate all of the production previously performed in New Mexico for GRADIUM glass lenses and collimators as well as the isolator product line from California.  Once we consolidated all Company operations to one site under one management group and with one sales force, we determined that our former operating segments of Optical Lenses and Laser Components were no longer reportable operating segments and, as such, we operate a single business with the aforementioned optical component product lines.

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant increased overall production capacity and enables LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provided a launching point to drive our sales expansion in the Asia/Pacific region.

Since 2006, we have focused on leveraging our new facility in Shanghai to address high volume, lower cost applications.  These applications include laser tools, laser gun sights and certain imaging applications.   We have established partnerships with some of the larger OEM customers in these areas.  During this period, we have also enhanced our sales channels by adding distribution coverage in North America and Asia, and adding a master distributor in Europe.  We believe we are now well positioned to take advantage of new opportunities in these areas.

Business Strategy

Our strategy is to leverage our technology and know-how, our established low cost manufacturing capability and partnerships to grow the business dramatically.  We leveraged our patents and know-how to develop new products for applications in blue lasers, infrared imaging, fiber laser delivery systems, laser based tools and micro projectors. We plan to work with larger distributors so that we can limit the number of distributors we work with overall while at the same time increasing our presence in the different markets we serve.

We plan to emphasize applications with customers in the industrial and defense and government markets, such as laser tools, military laser tag and gun sights, all of which are applications we anticipate will grow during fiscal 2010.  We believe these are performance-driven industries that are seeking to optimize performance of new and existing optical products. Accordingly, we have launched new catalog lens designs specifically dedicated to laser tools and gun sights.  These new products are currently shipping to several customers.

We also will continue to serve a number of customers in the preventive maintenance, fire and safety industries; industries which we believe have growing demand for infrared imaging.  LightPath is working closely with industrial partners to develop infrared lens assemblies and has shipped several prototypes to OEM partners.  We intend to increase our design portfolio of infrared lens designs that can quickly be incorporated into potential infrared system designs. We also continue to serve a number of telecom customers; most of them in a broader market of communications, including datatcom, hybrid-fiber coax and telecommunications.

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

Our molded glass aspheres are used in a wide variety of laser and imaging applications in optical data storage, high precision printing, barcode scanning, environmental monitoring, machine vision, sensors, laser-to-fiber coupling, and medical equipment. We continue to aggressively pursue new sales opportunities in, for example, the application areas of medical devices, laser tools and infrared imaging.

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

We continue to offer more lens designs utilizing our proprietary lead free glass ECO550 and DZK glasses, used for precision molded aspheric lenses.  The European Parliament has established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese have established “Green” requirements in 2003, for the elimination of certain hazardous substances used in electronic equipment, both of which are now in effect. ECO550 glass is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

We continue to develop our molded infrared aspheric optics product line with new short (SWIR), mid (MWIR) and long (LWIR) materials; this product line is called the Black Diamond ™ precision molded glass aspheric optics.  Traditionally our aspheric lenses have been limited to visible and near-infrared wavelengths. Recent advances in optical materials now provide a common technology path to produce molded infrared aspheric optics over the wavelength range of 1 to 14 microns. Traditionally, infrared optics relies on individually diamond turned, polished or other lengthy manufacturing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems.

We are enhancing our precision molded infrared aspheric optics products for imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense.  Starting in 2008, LightPath delivered customized lens assemblies to clients and increased our presence in the market for molding precision infrared optics.  In addition, we are targeting niche markets, such as infrared laser systems that are used in gas sensing and environmental monitoring, because the demand for infrared imaging systems has been growing significantly based on the steep decline in prices of the infrared detectors.  These growing markets provide a unique opportunity for high volume molded infrared aspheres.

Overall, we anticipate the growth of infrared optics and increased requirements for systems requiring molded aspheric optics over traditional ground and polished lenses.  As infrared imaging systems become widely available, the cost of optical components needs to decrease before the market demand will increase. The commercial market has the potential to be the largest market opportunity within the infrared market with products such as automotive imaging/warning systems and infrared cameras.  The aspheric character of LightPath’s lenses enables systems designers to reduce the lens elements in a system and provide similar performance at a lower cost.  LightPath’s aspheric molding process is an enabling technology for the cost reduction of infrared imaging systems.

Isolators

We manufacture a qualified family of free-space, laminate and custom isolators, and sell isolator assemblies for applications in all communication markets.  Isolators for communications, in general, is a very cost sensitive product.  We moved  the production of our isolators to our Shanghai facility in order to help cut costs and improve our gross margin.

Collimators

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

In 2008, we introduced the IsoBeamTM Fusion Collimator for the fiber laser market.  This new collimator combines the high power capabilities of our Fiber Fusion collimators with a high power optical isolator to prevent harmful back reflections from reaching the laser.  The IsoBeamTM is specifically designed for use with fiber lasers up to 30W, where reducing back reflections is a critical necessity.  We are working with several fiber laser suppliers to qualify the IsoBeamTM for incorporation into their systems.

GRADIUM Lenses

We developed GRADIUM glass as an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems. Typical applications include surgical lasers, high power YAG lasers for welding, cutting and marking, defense-market uses, and test and measurement. GRADIUM has a unique capability to handle up to 10 kilowatts of power and is servicing a niche market for high power YAG laser for laser cutting and laser welding.

Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional spherical lenses, we believe that GRADIUM glass has the ability to improve the current standards of laser performance in some applications. For example, the smaller focused spot that GRADIUM lenses produce is utilized in the automotive industry to make sharper laser cuts for automotive body panels and hydroformed rails than what is possible with conventional lenses.  The smaller spot size produced by GRADIUM lenses is also utilized in various medical, industrial, and instrumentation applications.

Our product strategy for GRADIUM is to increase our emphasis on key laser market niches in the United States, Europe and Asia and to establish the necessary partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold some of our GRADIUM production equipment to an Asia/Pacific company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in Asia/Pacific. This agreement was renegotiated in fiscal 2003, whereby we obtained a royalty for their GRADIUM sales and we will maintain United States GRADIUM distribution rights. This agreement renews annually each May for an additional year unless terminated by either party.

Optical Assemblies

We are currently producing optical assemblies based on our proprietary technologies. We are working to design, build and sell optical assemblies into the markets for test and measurement, medical devices, military, industrial and communications. Many of our assemblies consist of several products that LightPath manufactures.  The OASIS product line consists of an optical isolator that is aligned and mounted to a molded aspheric lens.  This product has been particularly well received in the communications market for its value in reducing assembly time and component count for the customer.

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

U.S. East Half & Eastern Canada;
U.S. West Half & Western Canada;
China/Asia; and
Europe/ROW.

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

Trade Shows

We display our product line additions and enhancements at one or more trade shows each year. For example we participated in Photonics West in January 2009 and SPIE East in April 2009. We also attended CLEO and shows in Europe (Laser Munich and Optatec) and Asia (ILOPE in Beijing, CIOE in Shenzhen, and AOE in Shanghai).  Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

    New Products

Our efforts in new product development are intended to continue to broaden our capabilities to service market areas in addition to the communications markets.  We are specifically choosing target markets that take advantage of our existing technologies and provide new products that fit specific requirements for those target markets. In January 2009 we introduced a new line of aspheric lenses for the laser tool market, and in June 2009 we introduced new Black Diamond assemblies for the thermal imaging market.  We consider both of these markets to be strategic.

In addition to the products mentioned above, we are partnering with one customer to provide optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. We believe these optical assemblies add significant value for our customers and may produce higher gross profit margins for us than individual components.

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

We believe we can be successful in securing business because of our unique capabilities in optical design engineering that we make available on the merchant market, our low cost structure and our substantial presence in China. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign production source. We also have a broad product offering in addition to the molded aspheric lenses with proprietary GRADIUM lens glass, collimators, isolators, infrared lenses and assembly technology.

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

GRADIUM

To a limited extent, our GRADIUM material competes with manufacturers of other gradient index lens materials. Currently, processes to produce gradient index materials include ion-exchange and chemical vapor deposition, both of which produce small radial gradient index rods with limited applications. Manufacturers using these processes include Nippon Sheet Glass, Olympus Optical Company, and Gradient Lens Corporation.  These competitors tend to produce relatively small lenses for fiber collimation and coupling.  In comparison, GRADIUM lenses can be made in larger sizes and thus can be utilized in a more broad range of applications.

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera and Sumitomo. Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing custom specialty and hybrid components according to particular OEM specifications. We have transferred the manufacturing of our isolator products to our Shanghai facility.

Collimators

LightPath’s collimator line focuses on high power laser in the fiber laser market. There are currently only a handful of direct competitors for our collimators. These include Optoskand and Oz Optics. The key difference between our collimators and our competitor’s is in our fiber fusion technology.  This fusion technology eliminates the air interface at the tip of a fiber and allows light to expand in glass, lowering the power density and providing a more robust, reliable construction than our competition can offer for high power applications.

Manufacturing

Facilities

Our manufacturing is performed in a 22,000 square foot production facility in Orlando, Florida and in a 16,000 square foot production facility in Shanghai. With space remaining in the Shanghai and Orlando facilities, we believe our facilities are adequate to accommodate our foreseeable needs. Both facilities feature areas for each step of the manufacturing process including tooling and coating work areas, pre-form manufacturing, and a clean room for pressing and integrated assembly. Both facilities include new product development labs and space that includes development and metrology equipment.

In our Orlando facility, our molded glass aspheres manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities.  It also features a tooling and machine shop, which can support: new product development; commercial production requirements for our lens holders; and the fabrication of proprietary press workstations and mold equipment.  In Orlando, we have glass coring equipment for our current needs of GRADIUM product sales in the United States and Europe.  We obtain GRADIUM boules from Hikari Glass in Japan.  Our Orlando facility also includes a clean room for our collimator assembly workstations which include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations.  They are all International Traffic in Arms and Regulations (ITAR) compliant.

Our Shanghai facility also features a molded glass aspheres manufacturing area, which includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The clean room in our Shanghai facility features our isolator manufacturing equipment, which includes dual beam laser welding stations, sub-micron alignment engines, automated dispensing systems and precision dicing equipment.

We are ISO 9001:2000 certified in both of our Orlando and Shanghai facilities. Much of our product qualification is performed in-house at both facilities. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPC’s) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers demand rigorous testing prior to their purchase of our products.

Subcontractors and Strategic Alliances

We believe that low-cost manufacturing will be crucial to our long-term success. In that regard, we have generally used subcontractors in our production process to accomplish certain processing steps requiring specialized capabilities. For example, we presently use a number of qualified subcontractors for fabricating some lenses, polishing certain lenses where required, and coating them. We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

Our proprietary GRADIUM boules are produced by Hikari Glass, which also remits a royalty to us for its sales to customers in the Asia/Pacific region. This arrangement also allows our GRADIUM boules related products to gain sales exposure in the Asia/Pacific region.

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products.  Previously, Corning, Inc. (“Corning”) was our sole source for our primary glass composition; however, Corning discontinued production of this glass composition in 2007. We have converted a significant majority of our products to different, lower cost glass compositions made by Hikari, Ohara, CDGM and other suppliers.  We have also put an inventory of the Corning glass in stock to cover a small number of applications that may take an extended time to convert.  We expect that we will see significant cost savings due to the use of new glass compositions and do not believe the inability to use the Corning glass composition will adversely affect our production in any material respect.

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

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are either owned and maintained by us or licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expired in 2006; the remainder expire at various times through 2019.  We do not expect a material effect in operations to result from the expiration of the patent in 2006. Patent applications corresponding to some of our United States applications have been filed in the patent offices in Europe and Japan pursuant to the Patent Cooperation Treaty. Under the Patent Cooperation Treaty, a patent applicant may file one patent application and have it acknowledged as an accepted filing in as many member nations to the Patent Cooperation Treaty as the applicant elects.

In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

LightPath® is registered as a service mark in the United States and BLACK DIAMOND® and GRADIUM® are also registered trademarks. Other trademarks are held out and used by us under common law, such as Circulight.TM

Issued patents owned or available to us may not afford adequate protection to us or may be challenged, invalidated, infringed or circumvented. Patent applications relating to our products may not result in patents being issued. Patent rights granted to us for technologies that we may license in the future may not provide competitive advantages to us. Patents that are owned or licensed by us that are issued in one jurisdiction may not be issued in any other jurisdiction. The validity of any of our patents may not be upheld if challenged by others in litigation or if such litigation alleges that our activities infringe upon patents owned by others.

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

To our knowledge there are currently no United States federal, state or local regulations that restrict the manufacturing and distribution of our products. Certain end-user applications require that the complete optical systems receive government approval, such as United States Food and Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be responsible for the license and approval process.

The European Parliament established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese established a “Green” requirement, for the elimination of certain hazardous substances used in electronic equipment. Our proprietary lead free glass, ECO550 is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

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

As a result, our present new product development efforts are focused on markets that include Infrared Optics for imaging, blue lens applications, YAG lasers, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during the fiscal years 2009 and 2008 of $887,400 and $1,214,269, respectively. We currently plan to expend approximately $808,000 for new product development during fiscal 2010, which could vary depending upon revenues levels, customer requirements and perceived market opportunities. For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee (“NRE”).

Concentration of Customer Risk

In fiscal 2009 sales to two customers, Crimson Trace and ThorLabs individually comprised at least 7% of our annual sales, with sales to Crimson Trace at 9% and sales to ThorLabs at 7%. In fiscal 2008 sales to two customers, Santur and ThorLabs individually comprised at least 8% of our annual sales, with sales to Santur at 9% and sales to ThorLabs at 8%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

Backlog

Sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “Disclosure Backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, a higher backlog is better for the Company.

Disclosure Backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2009	6/30/2009	$2,278,000
Q3-2009	3/31/2009	$3,425,000
Q2-2009	12/31/2008	$3,004,000
Q1-2009	9/30/2008	$3,208,000
Q4-2008	6/30/2008	$2,995,000
Q3-2008	3/31/2008	$3,054,000

Employees

At June 30, 2009, we had 124 full-time equivalent employees, with 45 in Florida and 79 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2010. Sixteen of our employees are engaged in management, administrative and clerical functions, thirteen in new product development, fourteen in sales and marketing and 81 are in production and quality functions. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

Item 2.    Properties.

We occupy a 22,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, manufacturing management and some manufacturing operations. Lease terms on our Orlando facility call for monthly rental payments of approximately $42,000 through April 2015, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs.  Due to the transfer of manufacturing for over 95% of our production requirements for our precision molded optic line to our Shanghai facility, we reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet.  The third and fourth amendments to the Orlando facility lease, effective December 1, 2007 and May 1, 2009, respectively, reflect this reduction in leased space and the related rental obligations. The lease term was also extended from November 30, 2008, to April 31, 2015, and minimum rental rates for the extension term were established based on annual increases of three percent.  Additionally, there are two 3-year extension options exercisable by the Company.  The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.  The third lease amendment required the payment of a lease termination fee of $150,000, which was paid in three installments in December 2007, January 2008 and February 2008 and expensed in the second quarter of fiscal 2008.

We also lease a 16,000 square foot facility located in Jiading, People’s Republic of China. In May 2009 the Chinese government paid us to move to a new facility in the Jiading Industrial Zone near Shanghai. We signed a new five year lease that will expire April 30, 2014.  The Shanghai facility houses 79 employees. The rent is approximately $6,000 per month. The facility is used primarily for manufacturing operations and has increased the overall production capacity, enabling us to compete for larger production volumes of optical components and assemblies and strengthen partnerships within the Asia/Pacific region.  It has also provided a launching point to drive our sales expansion in the Asia/Pacific region.  We believe our facilities are suitable for our production needs and adequate to meet our future needs. Current production levels for both of our facilities are at 37% of capacity and therefore, we have the ability to add equipment and additional work shifts to meet forecasted demand.

The territorial sales personnel maintain an office from their homes to serve their geographical territories.

Item 3.    Legal Proceedings

In July 2007 we raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors.  Professional fees of $229,500 were paid to First Montauk Securities Corp. (“First Montauk”), for its role as exclusive placement agent and financial advisor, attorney and escrow agent fees.  We received proceeds of $2,979,500.   We issued 800,000 shares of common stock at $4.00 per share.  The investors along with First Montauk and its designees, also received warrants which vested 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of our common stock at an exercise price of $5.50 per share.

On September 24, 2007, we received a letter from one of the investors, Harborview Master Fund, LP, that purchased $500,000 of common stock issued in the offering demanding rescission of its investment and reimbursement of its expenses incurred in connection with transaction.  The demand was based on the investor's allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction.  We believed there was no merit to the investor's claims and rejected the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York (the “Federal Action”).  In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief.  On January 30, 2009 the district court dismissed the case.

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County (the “State Action”).  In the complaint, the investor is seeking damages for the loss of value in its investment as well as reimbursement of its expenses incurred in connection with its investment.  We filed a motion to dismiss in the State action, which was subsequently denied.  We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of fiscal 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2009
Quarter ended June 30, 2009	$1.44	$0.47
Quarter ended March 31, 2009	$1.14	$0.40
Quarter ended December 31, 2008	$1.62	$0.59
Quarter ended September 30, 2008	$1.82	$1.21

Fiscal Year Ended June 30, 2008
Quarter ended June 30, 2008	$1.85	$1.16
Quarter ended March 31, 2008	$2.33	$1.36
Quarter ended December 31, 2007	$4.22	$1.85
Quarter ended September 30, 2007	$5.09	$3.18

Holders

As of September 1, 2009, we estimate there were approximately 366 holders of record and approximately 3,907 street name holders of the Class A common stock.

Dividends

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of fiscal 2009:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$5.77	637,263

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

Liquidity and Capital Resources

History and Background:

From February 1996 (when our IPO occurred) through fiscal 2009, inclusive, we have raised a net total of approximately $99.6 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our capital stock.

Our optical product markets experienced a severe downturn beginning in fiscal 2001 and resulted in a significant decline in the demand for our optical products.  Despite the downturn in the optical product markets, we believe that some improvement occurred in recent fiscal years, including fiscal 2009, with respect to the demand for our products in several of our other markets, particularly the precision molded optics for laser tools and infrared optics for fire safety. Nevertheless, we did not reach a status of positive cash flow or profitability during fiscal 2009 or 2008.

         We have developed our operating plan for fiscal 2010 and forecasted revenues and cash flows.  We believe we currently have adequate financial resources for implementation and achievement of our fiscal 2010 operating plan and to sustain operations as currently conducted in the coming year. The cost savings generated in fiscal 2008 and 2009 due to the reduced rent obligations on the facility in Orlando and the salary reductions in Orlando is expected to continue through fiscal 2010.

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans. During the fourth quarter of fiscal 2009, we delayed payments to one of our secured note holders, however as of September 2009 all payments which were past due have been paid and we are in compliance with the terms of the note.

We have instituted a cost reduction program and have reduced headcount in our Orlando and Shanghai facilities and reduced costs for medical insurance for our Orlando employees. In March 2009 the Orlando staff was reduced to a four day work week.  This cost reduction program is expected to save $663,000 per year in wages and benefits. In addition, we have redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and have instituted more efficient management techniques which have improved our product yields. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the third quarter of fiscal 2009 we faced financial challenges along with many in the industries we do business with, as the worldwide economic instability continued to create turbulence in the market.  We engaged in continuing efforts to keep costs under control as we sought renewed sales growth. Our efforts were directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On September 21, 2009, the Company had a book cash balance of approximately $1,312,457.

Cash Flows - Recent Financings:

In fiscal 2009 we had a convertible debenture offering with twenty-four institutional and private investors.  On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LightPath Optical Instrumentation (Shanghai) Co., Ltd pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2,929,000 and net proceeds of $2,568,749.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share.  The remaining interest on the Debentures was prepaid by issuing common stock in December 2008.

Upon issuance the Debentures were immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, of the Warrants priced at $1.89 per share.  If all of the Warrants were exercised at that time, we would have received additional proceeds in the amount of $1,645,184.

Investors who participated in our July 2007 common stock private placement were offered an incentive to invest in the convertible debenture offering.  Four investors from the July 2007 offering participated in the convertible debenture offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share.  The reduced exercise price lowered potential proceeds on the exercise of the warrants from the July 2007 offering by $119,212 to $107,663.  Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The Warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered for resale under the Securities Act of 1933, as amended.  The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of our stock on the date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value our stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock.  As a result, $732,250 of the debentures were converted into 475,496 common shares.  As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.  During the year ended June 30, 2009, $640,695 of the debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $750,770 at June 30, 2009. For the quarter ended June 30, 2009, $81,997 of the amortized debt discount was amortized through interest expense. On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes model to determine fair value of the Warrants. The Warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. As of June 30, 2009, $255,228 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $299,080.

Total principal outstanding on the Debenture and the amount outstanding for directors’ and officers’ purchases under the Debentures was $2,196,750 and $266,250, respectively at June 30, 2009, less unamortized debt discount of $750,770 and $90,995, respectively.

Subsequent to the end of fiscal 2009, we had a private placement offering.  On August 19, 2009, we executed a Securities Purchase Agreement with thirty-three institutional and private investors with respect to a private placement of an aggregate of 1,298,827 shares of our common stock at $1.26 per share and warrants to purchase 649,423 shares of our common stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the common stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We will use the funds to provide working capital for our operations.

We paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc. (“Garden State”), in an amount equal to $148,100 plus costs and expenses.  We also issued to Garden State and its designees warrants to purchase an aggregate of 155,860 shares of our common stock at exercise price equal to $1.73 per share, for a five-year term beginning February 19, 2010.

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of common stock were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of common stock and the shares of common stock underlying the August 2009 Warrants are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from registration requirements.

The Company and the investors also executed a Registration Rights Agreement dated August 19, 2009, pursuant to which we have undertaken the obligation to file with the Securities and Exchange Commission, and cause to be declared effective, a registration statement to register the shares of common stock issued in the private placement and the shares of common stock underlying the August 2009 Warrants.

Cash Flows – Operating and Investing:

Cash used by operations during fiscal 2009 was approximately $1.5 million, a decrease of approximately $1.9 million from fiscal 2008. We anticipate lower glass costs by replacing an internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes which are expected to improve our cash flow in future years.

While progress has been made to reduce operating cash outflow since fiscal 2004, significant risk and uncertainty remains. Our cash provided by operations was approximately $644,000 for the fourth quarter of fiscal 2009. Cost cutting measures were implemented in fiscal 2008 and 2009 but revenues were not high enough to cover fixed costs.  The fiscal 2010 operating plan and related financial projections which we have developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

During fiscal 2009, we expended approximately $564,000 for capital equipment in comparison to $660,000 during fiscal 2008. The majority of the capital expenditures during fiscal 2009 were related to equipment used to enhance or expand our production capacity and for tenant improvements due to the re-location of the Shanghai facility.  The majority of the capital expenditures during fiscal 2008 were related to equipment used to enhance or expand our production capacity and for tenant improvements due to the reduction in space at our Orlando facility.  Our operating plan for fiscal 2010 estimates expenditures at similar levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2009 compared to the Fiscal Year Ended June 30, 2008:

Our consolidated revenues totaled $7.5 million for fiscal 2009, a decrease of approximately $1.3 million or 15% compared to revenues for fiscal 2008 of $8.8 million. The decrease was attributable to decreases in sales of aspheric lenses, collimators and GRADIUM product sales. In our operating plan for fiscal 2010 we expect to see revenue gains in aspheric lenses and infrared lenses while collimators, GRADIUM and isolator sales are expected to remain at current levels. We expect significant mix change in our revenue number in fiscal 2010 as we increase the volume of low cost lenses sold and continue to transform the Company into a high volume molded optical manufacturer. We anticipate our growth will come from the laser tool market in fiscal 2010.

Fiscal 2009 consolidated cost of sales of $5.4 million was approximately 73% of net revenues of $7.5 million, which is a decrease over fiscal 2008 when our cost of sales was approximately 86% of net revenues. This percentage decrease was caused by several factors. Among them, during the year we were successful in shifting a higher percentage of production of molded optics to our Shanghai facility, reducing materials cost by incorporating lower cost glass into our products and manufacturing lens holders in-house at a reduced cost, all of which we anticipate will result in continued improvements to our margins.  These cost reductions have lowered our cost structure and enabled us to bid on the high volume low cost business. Lower revenues were not sufficient to absorb our fixed costs and overhead costs.  Our two plants were at a combined 37% capacity for fiscal 2009. Our plant capacity and overhead structure are sufficient to handle much higher levels of production.  Going forward into fiscal 2010, the emphasis will be continued unit cost reductions driven by efficient purchasing and more sourcing in China of raw materials and coating services and higher yields due to a more experienced workforce at the Shanghai facility. Over the course of fiscal 2009, as our manufacturing shifted to our Shanghai facility, we reduced our headcount in Orlando from 71 to 45. As of June 30, 2009, over 95% of our precision molded optics production had been transferred to our Shanghai facility. This line comprises 73% of our total revenue and with the majority of the manufacturing now at the Shanghai facility our gross margin will continue to improve as we have not yet seen the full year impact of this transfer. We are starting to transfer isolator and GRADIUM production to our Shanghai facility as well.

Selling, general and administrative expenses decreased by approximately $1.8 million to $3.7 million in fiscal 2009 from $5.4 million in fiscal 2008. We reduced expenses through a reduction of salaries and benefits, reduction of board compensation, decreased stock compensation expense for stock options and restricted stock issued, decreased legal costs for litigation and the elimination in fiscal 2009 of severance and search fees related to the replacement of our Chief Executive Officer that were incurred in fiscal 2008. In the fourth quarter of fiscal 2009 there were two one-time events resulting in reductions to general and administrative expenses; receipt of $183,000 from our D&O insurance carrier as a refund of legal expenses and receipt of $186,000 from the Chinese government related to the move of our manufacturing facility in Shanghai. Our operating plan for fiscal 2010 projects business levels that will require selling, general and administrative expenses to remain level. We plan to manage the Orlando workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2009 decreased by approximately $327,000 to approximately $887,000.  This decrease was primarily due to decreased product development materials and labor costs. Our operating plan for fiscal 2010 projects that product development spending will be level to fiscal 2009.

In fiscal 2009 our amortization of intangibles remained at approximately $33,000 and is expected to remain at this level for fiscal 2010.

Interest expense increased by approximately $1.2 million to approximately $1.3 million compared to approximately $87,000 in fiscal 2008. This is primarily due to interest on the convertible debentures payable in shares issued in August 2008 and related amortization of debt discount and debt costs and the fair value of warrants issued to induce conversion of the debentures in December 2008 recorded as interest expense.

Investment and other income decreased by approximately $57,000 to $22,000 in fiscal 2009 from approximately $79,000 in fiscal 2008, due to a decrease in interest earned on lower cash balances and lower royalty fees earned.

Net loss for fiscal 2009 was approximately $3.9 million compared with approximately $5.5 million in fiscal 2008, a decline of approximately $1.6 million. This improvement in the current year was comprised principally of:

•	Gross margin improvement of $812,000 or 13% primarily due to reduced salaries and benefits of $639,000 and lower building costs, better production yields and lower material costs;
•	Reduced SG&A salaries and benefits of $895,000;
•	Decreased legal fees of $345,000;
•	Decreased recruitment fees of $143,000;
•	Decreased stock compensation expense of $259,000;

•	Decreased building costs of $163,000 for SG&A;
•	Decreased travel costs of $76,000 for SG&A;
•	Decreased advertising costs of $43,000;
•	Decreased R&D of $328,000 due to lower salaries and benefits and lower material purchases; and
•	Increased interest expense of $1.2 million due to interest and amortization of debt discount and debt costs on debentures.

Key Performance Indicators

How we operate

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” This is followed by “sampling” small numbers of the product for the customer’s test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We have several challenges in doing so:

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

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:
•	sales backlog;
•	EBITDA;
•	inventory levels; and
•	accounts receivable levels and quality.

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

Disclosure Backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2009	6/30/2009	$2,278,000
Q3-2009	3/31/2009	$3,425,000
Q2-2009	12/31/2008	$3,004,000
Q1-2009	9/30/2008	$3,208,000
Q4-2008	6/30/2008	$2,995,000
Q3-2008	3/31/2008	$3,054,000

Our disclosure backlog at June 30, 2009 was $2.3 million. Due to market conditions, throughout fiscal 2009 new orders were lower from the previous year.  In fiscal 2009 we de-booked some orders due to customer cancellation and new bookings were at a lower level than shipments.

EBITDA:
EBITDA is a non-GAAP financial measure used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation's financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business's cash flows. We use EBITDA for evaluating the relative underlying performance of the Company's core operations and for planning purposes. We calculate EBITDA by adjusting net loss to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term "Earnings Before Interest, Taxes, Depreciation and Amortization" and the acronym "EBITDA."

Our EBITDA as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	EBITDA
Q4-2009	6/30/2009	$(21,143)
Q3-2009	3/31/2009	$(483,258)
Q2-2009	12/31/2008	$(727,717)
Q1-2009	9/30/2008	$(688,434)
Q4-2008	6/30/2008	$(964,070)
Q3-2008	3/31/2008	$(1,053,747)

Inventory levels:
We manage inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. We review our inventory for obsolete items quarterly. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. The table below shows our DCSI for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DCSI (days)
Q4-2009	6/30/2009	84
Q3-2009	3/31/2009	89
Q2-2009	12/31/2008	73
Q1-2009	9/30/2008	63
Fiscal 2009 average		77
Q4-2008	6/30/2008	66
Q3-2008	3/31/2008	81
Q2-2008	12/31/2007	70
Q1-2008	9/30/2007	78
Fiscal 2008 average		74

In comparison, our days cost of sales in inventory at June 30, 2008 was 66, comparing to 84 at June 30, 2009. We believe this upward trend in inventory was principally caused by the standard cost re-evaluation in May 2009 reflecting lower costs due to manufacturing in China and an increase to the inventory reserve. We expect inventory levels to decline through fiscal 2010 as we continue to reduce costs.

Accounts receivable levels and quality:
Similarly, we manage accounts receivable levels to minimize investment in working capital. Weekly we review all receivables that are sixty days past terms. These accounts are contacted and all future shipments to them are placed on hold. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30-45 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows our DSO for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2009	6/30/2009	68
Q3-2009	3/31/2009	58
Q2-2009	12/31/2008	63
Q1-2009	9/30/2008	61
Fiscal 2009 average		62
Q4-2008	6/30/2008	51
Q3-2008	3/31/2008	59
Q2-2008	12/31/2007	53
Q1-2008	9/30/2007	53
Fiscal 2008 average		55

Our days sales outstanding at June 30, 2008 was 51, compared to 68 at June 30, 2009. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible and strive to have it no higher than 55. We have noticed an increase in DSO as 50% of our quarterly revenue was shipped in the last month of the quarter.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for bad debts, inventory reserves for obsolesense, revenue recognition, valuation of compensation expense on stock-based awards and beneficial conversion and warrant valuation related to convertible debentures. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from due date. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory obsolesence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years and 25% for products which we have more than a two year supply, as well as reserving 50% for other items deemed to be slow moving within the last 12 months and reserving 25% for items deemed to have low material usage within the last six months.

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

Stock based compensation is expensed in accordance with SFAS 123(R), “Share-Based Payment”, which requires the recognition of the cost of employee or director services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in footnote 9 to the Consolidated Financial Statements in accordance with SFAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

Beneficial Conversion and Warrant Valuation. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value using the black-scholes pricing model, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

 Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company’s fiscal year beginning July 1, 2009, with early adoption prohibited. The Company does not believe that the impact of the pending adoption of SFAS 141(R) will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS 141(R)-1 it to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company.  The adoption of SFAS 141(R) may have an effect on the Company’s operating results with respect to future acquisitions, if any.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In May 2008, the FASB issued Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

Item 8.    Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2009.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2009, LightPath carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (or CEO) and our Chief Financial Officer (or CFO), of the effectiveness of the design and operation of LightPath’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation that as of June 30, 2009, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

LightPath’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2009 based on such criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within LightPath have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of LightPath’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit LightPath to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in LightPath’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, LightPath’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Each of our directors and officers serves until his or her successor is elected and qualified.  The names and ages of our directors and officers, the years they became directors or officers, their principal occupations or employment for at least the past five years and certain of their other directorships is set forth below.

Class I Directors Continuing in Office Until the 2011 Annual Meeting

Robert Ripp, 68 Director (Chairman of the Board)
Mr. Ripp has served as Chairman of the Company since November 1999. During portions of fiscal year 2002 he also served as the Company’s Interim President and Chief Executive Officer.  Mr. Ripp was Chairman and CEO of AMP Incorporated from August 1998 until April 1999, when AMP was sold to TYCO International Ltd.  Mr. Ripp held various executive positions at AMP from 1994 to August 1999.  Mr. Ripp previously spent 29 years with IBM of Armonk, NY.  He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer and he retired from IBM in 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University.  Mr. Ripp is currently on the board of directors of Ace, Ltd., and PPG Industries, all of which are listed on the New York Stock Exchange.  Mr. Ripp also serves on the Company’s Compensation and Finance Committees.

J. James Gaynor, 58 President & Chief Executive Officer
Mr. Gaynor was appointed President & Chief Executive Officer and Director on February 1, 2008. Mr. Gaynor was previously Interim Chief Executive Officer from September 18, 2007. Prior to that he was the Company’s Corporate Vice President Operations since July 2006. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in electronics and optics industries. Prior to joining the Company, from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that, he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, and cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in manufacturing industries since 1976.

Class III Directors Continuing in Office Until the 2010 Annual Meeting

Sohail Khan, 55 Director
Mr. Khan has served as a Director of the Company since February 2005. Mr. Khan serves on the board of directors for Gainspan Corporation and Sandbridge Corporation, and is currently President and Chief Executive Officer of SiGe Semiconductor. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 1996 to 2006 he held various executive positions with Agere Systems/Lucent Technologies ending as Executive Vice President and Chief Strategy & Development Officer of Agere Systems. Mr. Khan has also held various management positions at NEC Electronics, Intel and the National Engineering Services of Pakistan. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley.

Dr. Steven Brueck, 65 Director
Dr. Brueck has served as a Director of the Company since July 2001. He is the Director of the Center for High Technology Materials (CHTM) and Professor of Electrical and Computer Engineering and Professor of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of the OSA, the IEEE and the AAAS. Dr. Brueck serves on the Company’s Audit Committee and is Chairman of the Company’s Technical Advisory Board.

Class II Directors Continuing in Office Until the 2012 Annual Meeting

Louis Leeburg, 56 Director
Mr. Leeburg has served as a Director of the Company since May 1996.  Mr. Leeburg is currently a self-employed business consultant.  From 1988 until 1993 he was the Vice President for Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in investment management.  Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980.  Mr. Leeburg is currently on the board of directors of BioValve Inc., a private venture capital backed company. Mr. Leeburg received a Bachelor of Science degree in Accounting from Arizona State University.  He is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and The Institute for Noetic Sciences.  Mr. Leeburg also serves on the Company’s Audit and Finance Committees.

Gary Silverman, 70 Director
Mr. Silverman has served as a Director of the Company since September 2001.  Mr. Silverman is currently the managing partner of GWS Partners, established in 1995 to conduct searches for senior-level executives and board of director candidates for a broad cross section of publicly held corporations.  From 1983 to 1995 he worked for Korn/Ferry International as an executive recruiter and held the position of Managing Director. He spent fourteen years with Booz, Allen & Hamilton, and his last position was Vice President and Senior Client officer and he was responsible for generation of new business, the management of client assignments and the development of professional staff.  Mr. Silverman is a graduate of the University of Illinois with both a Bachelor of Science degree and Masters of Science degree in Finance.  Mr. Silverman also serves on the Company’s Compensation Committee and Audit Committee.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 53 Corporate Vice President, Chief Financial Officer, Secretary and Treasurer
Ms. Cipolla has been the Company’s Chief Financial Officer, Secretary and Treasurer since February 2006. Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc., from March 2004 to February 2006. Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelors of Science degree in Accounting from Northeastern University and is a Certified Public Accountant in Massachusetts.

Other Significant Employees

Michael Lancaster, 44 Director of Operations
Mr. Lancaster has been Director of Operations since November 2006. Mr. Lancaster was Materials Manager for Bolton Medical from August 2005 to November 2006. Prior to joining Bolton Medical he held the position of Logistics/Materials Manager for Hydro Aluminum from March 2000 to May 2005. At Yuasa, Inc. he was the Materials Manager. He obtained a Masters of Business Administration degree and a Bachelors of Arts degree in Industrial Relations from Western Illinois University.

Alan Symmons, 37 Director of Engineering
Mr. Symmons has been Director of Engineering since October 2006. Mr. Symmons was Engineering Manager for Aurora Optical from December 2000 to October 2006. Prior to joining Aurora Optical he was Senior Mechanical Engineer for Ryobi, North America from December 1998 to December 2000. He served as Mechanical Engineer for SatCon Technology from 1995 to 1998 and General Dynamics from 1993 to 1998. He obtained a Masters of Business Administration degree from University of Arizona with graduate work in Optical Sciences. He received his Bachelors of Science degree in Mechanical Engineering from Rensselaer Polytechnic Institute.

Ray Pini, 39 Director of Marketing
Mr. Pini has been the Company’s Director of Marketing since August 2008.Mr. Pini was Marketing Manager from October 2006.  Prior to joining LightPath Mr. Pini was Marketing Applications Manager for Horiba Jobin Yvon, Optical Spectroscopy Division from October 1994 to October 2006. His noted publications include “Photoluminescence in the NIR with an Array Detector”, “Optical Emissions Studies for the Characterization of Pulsed Magnetron Sputtering Systems” and “Resolving Resolution”. He is a member of Optical Society of America, SPIE- The International Society for Optical Engineering and The Society for Applied Spectroscopy. He obtained a Masters of Business Administration degree from Rider University and a Master of Science in Physics at the University of Oregon.

Rob Myers, 35 Director of Sales
Mr. Myers was appointed Director of Sales of the Company in September 2008.  An employee of LightPath for 10 years, Mr. Myers has previously served in various Sales, Marketing, and Product Management positions within the Company.  Prior to LightPath, Mr. Myers was a Senior Sales Engineer with NSG America, a leading optical gradient index lens manufacturer, and Hamamatsu Corporation, where he specialized in infrared detectors and emitters.  Mr. Myers' management experience also includes 12 years of service as a Military Intelligence Officer in the US Army.  He holds a Bachelors of Science degree in Electrical Engineering from the Illinois Institute of Technology and has worked in the optics industry since 1996.

Mr. Bill Moreshead, 57 Director of Quality and Manufacturing Engineering Manager
Mr. Moreshead has been with LightPath since March 1987. Mr. Moreshead has served as Senior Research Engineer, Mold Production Manager, Senior Development/Product Engineer. From 2002 to 2007 he held the position of Quality Assurance Director. Starting in 2007, he then took on responsibilities as Manufacturing Engineering Manager. He holds a Master of Science in Chemistry and is currently enrolled as a graduate student in a Ph.D. program in Chemistry. He was the principal scientist and research assistant of a team that developed porous silica materials for use in carbon monoxide detectors. He is co-author of winning proposals for a NIST Advanced Technology program as well as several publications.

Xueguan Cao, 44 LightPath (Shanghai) General Manager
Mr. Xueguan Cao began to serve for LightPath (Shanghai) in October 2007 as an Operation Manager. In the following years, he was appointed Deputy General Manager in November 2007, LightPath (Shanghai) General Manager in September 2008 and Director of LightPath Optical Instrumentation (Shanghai) Co. in May 2009. Mr. Cao was Technical Deputy General Manager, Executive GM and Managing Director in succession for Guangdong Shunyon / Longde Group from 2004 to 2007. Prior to serving in Guangdong Shunyon / Longde Group, he was an Engineer, Senior Engineer, Project Manager and Engineering Department Manager of II-VI Optics (Suzhou) Co., Ltd, a NASD listed company, in succession from 1999 to 2004. When he graduated from Nanjing University of Science and Technology with Master degree in 1993, he stepped into Xi'an Applied Optics Institute as an optical designer and project manager until 1999. Mr. Cao has rich working experience in management, engineering, quality etc. He is specially expert in new company preparation and construction, factory layout, engineering management, quality (ISO system) management, production management, workshop trouble shooting, personnel management, corporation developing strategy planning etc. Mr. Xueguan Cao has broad and profound knowledge and experienced skill, such as optical design, optical glass processing, optical pickup manufacturing, plastic injection molding, hardware stamping, mini DC motor manufacturing etc.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file reports as required by Section 16(a) of the Securities Exchange Act of 1934 during the period covered by this report.  In making the above statements, the Company has relied solely on its review of copies of the reports furnished to the Company and written representations from certain reporting persons.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions.  The text of the Company’s Code of Conduct and Ethics is available on the Company’s website at www.lightpath.com.  A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, Louis Leeburg (Chairman) and Gary Silverman, met five times during fiscal year 2009, which meetings included discussions with management and with the Company’s independent auditors to discuss the interim and annual financial statements and the annual report of the Company, and the effectiveness of the Company’s financial and accounting functions and organization.  The Audit Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.lightpath.com.  The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of the Company’s independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s).  The Board of Directors has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC, the National Association of Securities Dealers (NASD) and the NASDAQ Capital Market.  The Board of Directors has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by Security and Exchange Commission’s rules.  Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert’ is described above.

Item 11.    Executive Compensation.

Summary Compensation Table for Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) the Chief Executive Officer, (ii) the one other most highly compensated executive officers of the Company serving as executive officers at the end of fiscal year 2009, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clauses (i) and (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of the end of fiscal year 2009, for services rendered in executive officer capacities to the Company during fiscal years 2009 and 2008.

				Stock
				Awards	Options	All Other	Total
Name and Position	Fiscal	Salary	Bonus	($)	Awards	($) *	($)
	Year	($)	($)	**	($)**
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
J. James Gaynor	2009	210,289	-	-	50,345	-	260,634
President & Chief Executive Officer (1)	2008	178,073	-	-	42,524	10,952	231,549
James Magos Corporate Vice	2009	59,480	-	-	-	-	59,480
President of Sales & Marketing (2)	2008	177,935	-	-	32,719	17,208	227,862
Dorothy M. Cipolla	2009	140,481	-	-	48,730	-	189,211
Corporate Vice President, Chief	2008	143,365	-	-	28,145	15,112	186,622
Financial Officer, Treasurer & Secretary(3)
Zhouling ("Joe") Wu, President - China	2009	58,007	-	-	-	-	58,007
Operations & Corporate Vice President(4)	2008	145,599	-	-	36,782	33,021	215,402

Notes:
* Other Annual Compensation, as defined by SEC rules except under the applicable de minimis rule for all periods presented. The de minimis rule does not require reporting of perquisites and other compensation that totals less than $10,000. The nature of these compensatory items include the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances, and in the case of Mr. Magos, a taxable automobile allowance.

** For valuation assumptions on restricted stock and stock option awards refer to note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2009. Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009 in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to 2009.

(1) The Company employed Mr. Gaynor on July 24, 2006 as Vice President of Operations. Mr. Gaynor’s other compensation include the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

(2) Mr. Magos’ salary included commissions of $10,496 and $24,733 for 2009 and 2008, respectively.  Mr. Magos’s other compensation include the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

 Mr. Magos resigned from the Company as an officer and employee, effective September 2, 2008. Options awards valued at $58,989 for 2008 were forfeited for not meeting option conditions and termination of employment, as described below in the Narrative Discussion of Summary Compensation Table for Executive Officers.

(3) Ms. Cipolla’s other compensation include the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

 (4) Mr. Wu’s other compensation include the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances. Other compensation for 2009 also includes $4,500 towards living expenses in Shanghai and $18,000 for 2008.

Mr. Wu resigned from the Company as an officer and employee, effective October 1, 2008. Options awards valued at $97,980 for 2008 were forfeited for not meeting option conditions and termination of employment, as described below in the Narrative Discussion of Summary Compensation Table for Executive Officers.

Narrative Discussion of Summary Compensation Table of Executive Officers

The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our executive officers.

J. James Gaynor

Cash Compensation (Base Salaries and Bonuses). Mr. Gaynor was awarded total cash compensation for his services to us in fiscal 2009 in the amount of $210,289. This represents his annual base salary for fiscal 2009.  The base salary paid to Mr. Gaynor for fiscal 2009 constituted approximately 81% of the total compensation paid to Mr. Gaynor as set forth in the “Total” column in the Summary Compensation Table. Effective February 1, 2008 Mr. Gaynor was appointed President and CEO and his annual compensation was adjusted to $225,000. In January and February 2009, Mr. Gaynor had a 10% pay reduction and in March 2009 the reduction was adjust up to 20%.

Long-Term Equity Incentive Awards.  The Compensation Committee did not award Mr. Gaynor any compensation for achieving fiscal 2008 or 2009 goals. On July 24, 2006, Mr. Gaynor was granted an option to purchase 15,000 shares which vested on July 24, 2008.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $8,672 in 2008, and $723 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006,  Mr. Gaynor was granted an option to purchase 20,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2010.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $24,000 in each of 2008, 2009 and expect to recognize $24,000 in 2010 and $8,000 in 2011 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $8,578 in 2008 and $11,438 in 2009, we expect to recognize $11,438 in 2010 and 2011 and $2,859 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares which vests in thirteen months on December 6, 2008 if certain performance targets are met.  The targets were not met and the option was terminated. We did not recognize compensation expense in 2008 or in 2009, as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On January 31, 2008, Mr. Gaynor was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on January 31, 2012.  Based on the vesting schedule of the options, we recognized $6,523 of compensation expenses for 2008 and $15,750 for 2009, we expect to recognize compensation expense of approximately $15,750 in each of 2010 and 2011 and $9,188 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

All Other Compensation. Mr. Gaynor is eligible to participate in COBRA health insurance and in any other benefits generally available to our executive officers. He received other compensation of $5,219 for fiscal 2009 payments made for matching 401k contributions and insurance payments for health insurance, dental insurance, life insurance, short term disability and long term disability premiums.

     Change of Control Agreement. Mr. Gaynor is eligible to receive twenty-four months compensation in the event of a change of control.  A change of control is defined as any of the following transactions occurring:

•	the dissolution or liquidation of the Company,

•
the stockholders of the Company approve an agreement providing for a sale, lease or other disposition of all or substantially all of the assets of the Company and the transactions contemplated by such agreement are consummated,

•	a merger or a consolidation in which the Company is not the surviving entity,

•	any person acquires the beneficial ownership of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors, and

•
the individuals who, prior to the transaction, are members of the Board (the “Incumbent Board”) cease for any reason to constitute at least fifty percent (50%) of the Board, except that if the election of or nomination for election by the Stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Incumbent Board, such new director shall be deemed to be a member of the Incumbent Board.

Notwithstanding the foregoing, a public offering of the common stock of the Company shall not be considered a Change of Control.

James Magos

Cash Compensation (Base Salaries and Bonuses). Mr. Magos was awarded total cash compensation for his services to the Company in fiscal 2009 in the amount of $67,980. This represents his annual base salary of $48,084, unrestricted stock in the amount of $8,500, commissions of $10,496 and an automobile allowance of $900 for fiscal 2009. The base salary paid to Mr. Magos for fiscal 2009 constituted approximately 100% of the total compensation paid to Mr. Magos as set forth in the “Total” column in the Summary Compensation Table. Mr. Magos resigned from the Company as an officer and employee, effective September 2, 2008.

Long-Term Equity Incentive Awards. The Compensation Committee awarded Mr. Magos a discretionary bonus of 5,000 restricted stock shares in August 2006 for achievements in fiscal 2005. The Compensation Committee did not award Mr. Magos any compensation for achieving fiscal 2006 goals but did award a discretionary bonus of 20,000 stock options at its October 2007 meeting. On August 3, 2006, Mr. Magos was granted restricted stock of 5,000 shares which vested one-half of the shares on each of the first and second anniversaries of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $9,173 in 2008 and $764  in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Magos was granted an option to purchase 20,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2010. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $24,000 in 2008 and reversed out $20,090 in 2009 upon his resignation as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Magos was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of $5,719 in 2008 and reversed out $5,719 in 2009 upon his resignation as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Magos was granted an option to purchase 10,000 shares which vests in thirteen months on December 6, 2008 if certain performance targets were met. Based on his resignation from the Company these options were terminated and we did not recognize compensation expense in 2008 or expect to recognize it in 2009, as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

All Other Compensation. Mr. Magos was eligible to participate in COBRA health insurance and in any other benefits generally available to the Company’s executive officers. He received other compensation of $3,287 in fiscal 2009 for payments made for matching 401k contributions and insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Mr. Magos was eligible to receive three months compensation in the event of a change of control.

Dorothy Cipolla

Cash Compensation (Base Salaries and Bonuses). Ms. Cipolla was awarded total cash compensation for her services to the Company in fiscal 2009 in the amount of $140,481. This represents her annual base salary for fiscal 2009. The base salary paid to Ms. Cipolla for fiscal 2009 constituted approximately 74% of the total compensation paid to Ms. Cipolla as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On February 28, 2006, Ms. Cipolla was granted a stock option for 15,000 shares which vested on the second anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $19,317 in 2008 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Ms. Cipolla was granted an option to purchase 20,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2010. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $24,000 in 2008 and 2009 and expects to recognize $24,000 in 2010 and $8,000 in 2011 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of $5,719 in 2008 and $6,746 in 2009 and expects to recognize compensation expense of approximately $7,122 in each of 2010 and 2011 and $1,781 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares which vests in thirteen months on December 6, 2008 if certain performance targets are met. The targets were not met and we did not recognize compensation expense in 2008 or 2009 and the options were terminated in 2009, as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

All Other Compensation. Ms. Cipolla is eligible to participate in COBRA health insurance or in any other benefits generally available to the Company’s executive officers. She received other compensation of $2,936 in fiscal 2009 for payments made for matching 401k contributions and insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Ms. Cipolla is eligible to receive three months compensation in the event of a change of control.

Zhouling (“Joe”) Wu

Cash Compensation (Base Salaries and Bonuses). Mr. Wu was awarded total cash compensation for his services to the Company in fiscal 2009 in the amount of $58,007, and includes an award of $5,000 in restricted stock. This represents his annual base salary for fiscal 2009. The base salary paid to Mr. Wu for fiscal 2009 constituted approximately 100% of the total compensation paid to Mr. Wu as set forth in the “Total” column in the Summary Compensation Table. Mr. Wu resigned from the Company as an officer and employee, effective October 1, 2008.

Long-Term Equity Incentive Awards. The Compensation Committee awarded Mr. Wu a discretionary bonus of 5,000 restricted stock shares in August 2006 for achievements in fiscal 2005. The Compensation Committee did not award Mr. Wu any compensation for achieving fiscal 2006 goals but did award a discretionary bonus of 20,000 stock options at its October 2007 meeting. On August 3, 2006, Mr. Wu was granted restricted stock of 5,000 shares which vested one-half of the shares on each of the first and second anniversaries of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $9,173 in 2008 and $764 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Wu was granted an option to purchase 20,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2010. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $27,000 in 2008, and reversed out $21,001 in 2009 upon his resignation as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Wu was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of $5,719 in 2008 and expects reversed out $5,719 in 2009 upon his resignation as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Wu was granted an option to purchase 10,000 shares which vests in thirteen months on December 6, 2008 if certain performance targets are met. Based on his resignation from the Company these options were terminated and we did not recognize compensation expense in 2008 or expect to recognize it in 2009, as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

All Other Compensation. Mr. Wu was eligible to participate in COBRA health insurance or in any other benefits generally available to the Company’s executive officers. He received other compensation of $7,127 in fiscal 2009 for payments made for matching 401k contributions and insurance payments for health insurance, life insurance, short term disability and long term disability premiums. Mr. Wu was paid $4,500 towards living expenses in Shanghai.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Restricted Stock Awards
(a)	(b)	(c)	(e)		(f)	(g)	(h)
Name	Number of	Number of	Option	Vesting	Option	Number of	Market
	Securities	Securities	Exercise	Schedule	Expiration	Shares or	Value of
	Underlying	Underlying	Price ($)		Date	Units of	Shares or
	Unexercised	Unexercised				Stock That	Units of
	Options (#)	Options (#)				Have Not	Stock
	Exercisable	Unexercisable				Vested	That
							Have Not
							Vested
J. James Gaynor	15,000	-	$3.47	2 year cliff	7/24/2016	-	-
	10,000	10,000	$4.80	25%/yr for 4 yrs	10/27/2016	-	-
	3,750	11,250	$3.05	25%/yr for 4 yrs	11/6/2017	-	-
	7,500	22,500	$1.86	25%/yr for 4 yrs	1/31/2018	-	-
Dorothy Cipolla	15,000	-	$4.53	2 year cliff	2/28/2016	-	-
	10,000	10,000	$4.80	25%/yr for 4 yrs	10/27/2016
	2,500	7,500	$3.05	25%/yr for 4 yrs	11/6/2017	-	-

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors.

Cash Compensation Paid to Board Members

For fiscal year 2005 and beyond, all non-employee members of the Board of Directors will receive a retainer of $2,000 per month, paid quarterly. There will be no meeting attendance fees paid unless, by action of the Board of Directors, such fees are deemed advisable due to a special project or other effort requiring extra-normal commitment of time and effort. Additionally, the following fees will be paid to the Chairman of the Board and Committee Chairmen on a quarterly basis for their responsibilities overseeing their respective functions:

Chairman of the Board	$15,000
Audit Committee Chairman	$2,000
Compensation Committee Chairman	$1,000
Finance Committee Chairman	$1,000

The Directors earned the amounts above for the first two quarters of the fiscal year and took a 10% reduction in the third quarter and a 20% reduction in the fourth quarter. Directors who are employees of the Company receive no compensation for their service as directors.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2009.

Name (1)	Fees Earned or	Stock	Option	Total
	Paid in Cash	Awards	Awards	($)
	($)(2)	($)(3)	($)(4)
(a)	(b)	(c)	(d)	(h)
Robert Ripp	$42,000	$23,735	$2,293	$68,028
Sohail Khan	$12,000	$23,735	$2,293	$38,028
Steve Brueck	$12,500	$23,735	$2,293	$38,528
Louis Leeburg	$16,000	$23,735	$2,293	$42,028
Gary Silverman	$14,000	$23,735	$2,293	$40,028

(1)
J. James Gaynor, the Company’s President and Chief Executive Officer of the end of fiscal year 2009, is not included in this table as he was an employee of the Company and thus received no compensation for his services as Director. The compensation received by Mr. Gaynor as an employee of the Company is shown in the Summary Compensation Table on page 27.

(2)	Does not include earned but unpaid board fees at year end as follows: Mr. Ripp $35,700, Mr. Leeburg $13,600, Mr. Silverman $11,900, Mr. Brueck $10,200 and Mr. Khan $10,200.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009 in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to 2009.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009 in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to 2009.

Narrative Disclosure of Summary Compensation Table of Directors

Robert Ripp

Cash Compensation (Base Fees and Position Fees). Mr. Ripp earned total cash compensation for his services to the Company in fiscal 2009 in the amount of $77,700. This represents his retainer and chairman fees for fiscal 2009. Fees paid were $42,000 with $35,700 due in accounts payable at year end. The base fees to Mr. Ripp for fiscal 2009 constituted approximately 62% of the total fees paid to Mr. Ripp as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Ripp was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On February 1, 2008, Mr. Ripp was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 1, 2012. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $51,810 in 2008 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 10, 2005, Mr. Ripp was granted a restricted stock units for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,033 in 2008 and $1,268 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $11,908 in 2008 and $12,920 in 2009 and expect to recognize $3,348 in 2010 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,177 in 2008 and $7,507 in 2009 and expects to recognize $7,123 in 2010 and 2011 and $3,561 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 30, 2008, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in 2009 and expects to recognize $3,060 in 2010 and 2011 and $1,020 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

Sohail Khan

Cash Compensation (Base Fees and Position Fees). Mr. Khan earned total cash compensation for his services to the Company in fiscal 2009 in the amount of $22,200. This represents his retainer for fiscal 2009. Fees paid were $10,000 with $12,200 due in accounts payable at year end. The base fees to Mr. Khan for fiscal 2009 constituted approximately 32% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Khan was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 10, 2005, Mr. Khan was granted a restricted stock units for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,033 in 2008 and $1,268 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Khan was granted a restricted stock unit for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $11,908 in 2008 and $12,920 in 2009 and expect to recognize $3,348 in 2010 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Khan was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,177 in 2008 and $7,507 in 2009 and expects to recognize $7,123 in 2010 and 2011 and $3,561 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 30, 2008, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in 2009 and expects to recognize $3,060 in 2010 and 2011 and $1,020 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

Steven Brueck

Cash Compensation (Base Fees and Position Fees). Mr. Brueck earned total cash compensation for his services to the Company in fiscal 2009 in the amount of $22,700. This represents his retainer for fiscal 2009. Fees paid were $12,500 with $10,200 due in accounts payable at year end. The base fees to Mr. Khan for fiscal 2009 constituted approximately 32% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Brueck was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 10, 2005, Mr. Brueck was granted a restricted stock units for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,033 in 2008 and $1,268 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Brueck was granted a restricted stock unit for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $11,908 in 2008 and $12,920 in 2009 and expect to recognize $3,348 in 2010 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Brueck was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,177 in 2008 and $7,507 in 2009 and expects to recognize $7,123 in 2010 and 2011 and $3,561 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 30, 2008, Mr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in 2009 and expects to recognize $3,060 in 2010 and 2011 and $1,020 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

Louis Leeburg

Cash Compensation (Base Fees and Position Fees). Mr. Leeburg earned total cash compensation for his services to the Company in fiscal 2009 in the amount of $29,600. This represents his retainer and fee for audit committee chair for fiscal 2009. Fees paid were $16,000 with $13,600 due in accounts payable at year end. The base fees to Mr. Leeburg for fiscal 2009 constituted approximately 38% of the total fees paid to Mr. Leeburg as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Leeburg was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 10, 2005, Mr. Leeburg was granted a restricted stock units for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,033 in 2008 and $1,268 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $11,908 in 2008 and $12,920 in 2009 and expect to recognize $3,348 in 2010 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,177 in 2008 and $7,507 in 2009 and expects to recognize $7,123 in 2010 and 2011 and $3,561 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 30, 2008, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in 2009 and expects to recognize $3,060 in 2010 and 2011 and $1,020 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

Gary Silverman

Cash Compensation (Base Fees and Position Fees). Mr. Silverman earned total cash compensation for his services to the Company in fiscal 2009 in the amount of $25,900. This represents his retainer and fee for compensation committee chair for fiscal 2009. Fees paid were $14,000 with $11,900 due in accounts payable at year end. The base fees to Mr. Silverman for fiscal 2009 constituted approximately 35% of the total fees paid to Mr. Silverman as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Silverman was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On February 1, 2008, Mr. Silverman was granted a stock option for 15,000 shares which vested on the one third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $22,905 in 2008 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 10, 2005, Mr. Silverman was granted a restricted stock units for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,033 in 2008 and $1,268 in 2009 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 27, 2006, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $11,908 in 2008 and $12,920 in 2009 and expect to recognize $3,348 in 2010 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On November 6, 2007, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,177 in 2008 and $7,507 in 2009 and expects to recognize $7,123 in 2010 and 2011 and $3,561 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment. On October 30, 2008, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in 2009 and expects to recognize $3,060 in 2010 and 2011 and $1,020 in 2012 as a result of the adoption of FASB Statement No. 123-R, Share-Based Payment.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Company’s Amended and Restated Omnibus Incentive Plan, including stock options, restricted stock awards or units.

In fiscal year 2009, the following directors received grants under the Company’s Amended and Restated Omnibus Incentive Plan:

	Restricted
	Stock
	Units
Name of Director	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steve Brueck	15,000	10/30/2008	$0.81
Sohail Khan	15,000	10/30/2008	$0.81
Louis Leeburg	15,000	10/30/2008	$0.81
Robert Ripp	15,000	10/30/2008	$0.81
Gary Silverman	15,000	10/30/2008	$0.81
	75,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2009, the end of the Company’s most recent fiscal year, information regarding (i) all compensation plans previously approved by the stockholders and (ii) all compensation plans not previously approved by the stockholders:

Equity Compensation Plans

Equity Compensation Plans
Plan category	Number of securities to< /di v> be issued upon exercise&a mp;a mp;l t;/di v> of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$5.77	637,263

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 15, 2009, the number and percentage of outstanding shares of the Company's Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the officers named in the Summary Compensation Table below, (iii) directors and executive officers of the Company as a group at such date, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Class A common stock of the Company at such date.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 15, 2009, through the exercise of any stock option or other right to purchase, such as a warrant.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.  The table that follows is based upon information supplied by the executive officer, directors and principal stockholders and a Schedule 13G filed with the SEC.

	Securities						Percent Owned
	Common Stock Class A						(%)

Name and Address(1)	Restricted	Unrestricted	Warrants	Debentures	Options	Amount of Shares of Class A Common Stock Beneficially Owned

Robert Ripp, Director(2)(3)	56,700	267,648	247,906	121,753	36,100	730,107	8%
Gary Silverman, Director (4)	56,700	19,042	11,276	12,175	21,100	120,293	1%
Louis Leeburg, Director (5)	56,700	16,163	11,276	12,175	6,100	102,414	1%
Sohail Khan, Director(6)	57,900	-	-		6,100	64,000	1%
Dr. Steve Brueck, Director(7)	56,700	9,980	11,276	12,175	6,100	96,231	1%
James Gaynor, President & CEO(8)	-	9,980	11,276	12,175	80,000	113,431	1%
Dorothy Cipolla, CVP, CFO, Secreatary & Treasurer	-	-	-		45,000	45,000	*
All directors and named executive officers currently holding office as a group (7 persons)	284,700	322,813	293,010	170,453	200,500	1,271,476	12%

Carl E. Berg (9)	-	1,215,906	478,759	487,013	-	2,181,678	21%
Crescent International Ltd (10)	-	172,999	135,300	146,104	-	454,403	5%

* less than 1%

Notes:
(1)  Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors, officers and other persons above is “in care of” LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, FL 32826. The address for Mr. Berg as filed on a Form 4 filed February 14, 2008 is 10050 Bandley Drive, Cupertino, CA, 94014.
(2)  Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp's adult children and for which he disclaims beneficial ownership.
(3)  Includes 405,759 shares of Class A common stock with respect to which Mr. Ripp has the right to acquire.  Specifically, Mr. Ripp holds a debenture issued by the Company in the principal amount $187,500, which is currently convertible into 121,753 shares of Class A common stock.  Mr. Ripp also holds warrants which are currently exercisable for an aggregate of 247,906 shares of Class A common stock and options which are currently exercisable for an aggregate of 36,100 shares of Class A common stock.
(4)  Includes 44,551 shares of Class A common stock with respect to which Mr. Silverman has the right to acquire.  Specifically, Mr. Silverman holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Silverman also holds warrants which are currently exercisable for an aggregate of 11,276 shares of Class A common stock and options which are currently exercisable for an aggregate of 21,100 shares of Class A common stock.
(5)  Includes 29,551 shares of Class A common stock with respect to which Mr. Leeburg has the right to acquire.  Specifically, Mr. Leeburg holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Leeburg also holds warrants which are currently exercisable for an aggregate of 11,276 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.

(6) Includes 6,100 shares of Class A common stock with respect to which Mr. Khan has the right to acquire.  Specifically, Mr. Khan holds options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(7)  Includes 29,551 shares of Class A common stock with respect to which Dr. Brueck has the right to acquire.  Specifically, Dr. Brueck holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Dr. Brueck also holds warrants which are currently exercisable for an aggregate of 11,276 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(8) Includes 103,451 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire.  Specifically, Mr. Gaynor holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Gaynor also holds warrants which are currently exercisable for an aggregate of 11,276 shares of Class A common stock and options which are currently exercisable for an aggregate of 80,000 shares of Class A common stock.
(9)  Includes 965,772 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC (“BBE”) may have the right to acquire in the future.  Specifically, BBE holds a debenture issued by the Company in the principal amount $750,000, which would be convertible into 487,013 shares of Class A common stock.  BBE also holds warrants which would be exercisable for an aggregate of 478,759 shares of Class A common stock.  However, neither BBE nor the Company is able to effect any conversion of the debenture or any exercise of the warrants to the extent that after giving effect to such issuance after conversion or exercise, as the case may be, BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon conversion or exercise of the debenture or warrants.  Given that BBE currently holds in excess of 4.99% of the issued and outstanding share of Class A common stock, the debenture cannot be converted and the warrants cannot be exercised.
(10) Includes 281,404 shares of Class A common stock with respect to which Crescent International Ltd. (“Crescent”) may have the right to acquire in the future. Specifically, Crescent holds a debenture issued by the Company with a current principal amount of $225,000, which would be convertible into 146,104 shares of Class A common stock. Crescent also holds warrants which would be exercisable for an aggregate of 135,300 shares of Class A common stock. However, neither Crescent nor the Company is able to effect any additional conversion of the debenture or any exercise of the warrants to the extent that after giving effect to such issuance after conversion or exercise, as the case may be, Crescent would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon conversion or exercise of the debenture or warrants. Given that Crescent currently holds only 5.35% of the issued and outstanding shares of Class A common stock, Crescent may convert its debenture or exercise its warrants, as the case may be, only to the extent that, after giving effect to such issuance after conversion or exercise, Crescent’s beneficial ownership of Class A common stock does not exceed 400,983 shares in the aggregate.

Potential Payments upon Termination or Change-in-Control

The following table provides change of control payments due to the executive officers named in the Summary Compensation Table. These payments would be due to the executive officers in the event of a change of control.
Amount of Payment Upon
Executive Officer	A Change of Control (1)
J. James Gaynor (2)	$450,000
Dorothy Cipolla (3)	$37,500

(1)  A change of control is defined as any of the following transactions occurring:

•    the dissolution or liquidation of the Company,

•    the stockholders of the Company approve an agreement providing for a sale, lease or other disposition of all or substantially all of the assets of the Company and the transactions contemplated by such agreement are consummated,

•    a merger or a consolidation in which the Company is not the surviving entity,

•    any person acquires the beneficial ownership of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors, and• the individuals who, prior to the transaction, are members of the Board (the “Incumbent Board”) cease for any reason to constitute at least fifty percent (50%) of the Board, except that if the election of or nomination for election by the Stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Incumbent Board, such new director shall be deemed to be a member of the Incumbent Board.

Notwithstanding the foregoing, a public offering of the common stock of the Company shall not be considered a Change of Control.

(2)	Payments made pursuant to a change of control to Mr. Gaynor would be paid in a lump sum and would only be paid out in the event Mr. Gaynor was no longer employed by the Company.

(3)
Payments made pursuant to a change of control to Ms. Cipolla would occur according to our normal payroll schedule and would only be paid out in the event the individual was no longer employed by the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

When the Company is contemplating entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the full Board of Directors (other than any interested director) for approval. The Board has not adopted a written policy for related party transaction review but when presented with such transaction, they are discussed by the full Board of Directors and documented in the board minutes.

In July 2008, the Board of Directors was presented with a Securities Purchase Agreement with twenty-four institutional and private investors with respect to a private placement of 8% senior convertible debentures. Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath at the time of the transaction. Mr. Ripp invested $250,000 and the others invested $25,000 or less. After board discussion and approval, the directors and officers were allowed to participate in the transaction on the same terms and subject to the same conditions as the other third party investors.

Director Independence

In accordance with NASDAQ Capital Market and SEC rules, the Board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in the Nasdaq Capital Market listing standards. Based on these standards, the Board has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company:

Robert Ripp	Steven Brueck

Gary Silverman	Sohail Khan

Louis Leeburg

Item 14.    Principal Accountant Fees and Services.

 The following table presents fees paid or to be paid for professional audit services rendered by KPMG and CFR for the audit of the Company’s annual financial statements during the years ended June 30, 2009 and 2008, and fees billed for other services rendered by KPMG and CFR:

	Fiscal 2009	Fiscal 2008
KPMG Audit Fees (1)	$—	$8,000
CFR Audit Fees (1)	169,769	145,522
CFR Audit-Related Fees (2)	5,828	2,277
KPMG Audit-Related Fees (2)	0	8,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$175,597	$163,799

(1)
Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports.

(2)	Audit-Related Fees consisted principally of a review of registration statements and the issuance of consent thereto.

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted non-audit work performed by KPMG or CFR. The Audit Committee has pre-approved all fees for work performed.

The Audit Committee has considered whether the services provided by KPMG or CFR as disclosed above in the captions “Audit-Related Fee” and “All Other Fees” and has concluded that such services are compatible with the independence of KPMG or CFR as the Company’s principal accountant.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

  (1)   Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2009 and 2008

Consolidated Statements of Operations—For the years ended June 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows—For the years ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

(b)   The following exhibits are filed herewith as a part of this report.

Exhibit
Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company, First	5

4.2	Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	13
		5

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.10	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	12

Exhibit
Number	Description	Notes

10.11	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	14

10.12	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	15

10. 13	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	16

10.14	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16

10.15	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16

10.16	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	17

10.17	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	17

10.18	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	17

14.1	Code of Ethics	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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
17.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2009, and is incorporated herein by reference thereto.

*   Filed herewith.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and subsidiaries (“the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LightPath Technologies, Inc., and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida
September 25, 2009

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$579,949	$358,457
Trade accounts receivable, net of allowance of $26,131 and $44,862	973,634	1,334,856
Inventories, net	983,278	1,323,555
Other receivables	183,413	—
Prepaid interest expense	366,219	—
Prepaid expenses and other assets	206,625	277,359
Total current assets	3,293,118	3,294,227
Property and equipment - net	1,991,828	1,937,741
Intangible assets - net	166,869	199,737
Debt costs, net	299,080	—
Other assets	78,701	57,306
Total assets	$5,829,596	$5,489,011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,376,599	$1,827,461
Accrued liabilities	181,318	196,125
Accrued severance	—	97,401
Accrued payroll and benefits	332,609	423,222
Secured note payable	—	260,828
Note payable, current portion	152,758	166,645
Capital lease obligation, current portion	5,050	18,603
Total current liabilities	2,048,334	2,990,285

Deferred rent	644,056	222,818
Capital lease obligation, excluding current portion	—	5,050
Note payable, excluding current portion	—	111,097
8% convertible debentures to related parties, net of debt discount	175,255	—
8% convertible debentures, net of debt discount	1,270,725	—
Total liabilities	4,138,370	3,329,250

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 6,696,992 and 5,331,664
shares issued and outstanding	66,970	53,317
Additional paid-in capital	203,151,364	199,847,356
Foreign currency translation adjustment	58,233	21,369
Accumulated deficit	(201,585,341)	(197,762,281)
Total stockholders’ equity	1,691,226	2,159,761
Total liabilities and stockholders’ equity	$5,829,596	$5,489,011

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year ended
	2009	2008
Product sales, net	$7,489,545	$8,826,471
Cost of sales	5,446,518	7,595,398
Gross margin	2,043,027	1,231,073
Operating expenses:
Selling, general and administrative	3,636,093	5,440,366
New product development	887,400	1,214,269
Amortization of intangibles	32,868	32,868
Loss/(Gain) on disposal of equipment	(5,244)	3,067
Total operating expenses	4,551,117	6,690,570
Operating loss	(2,508,090)	(5,459,497)
Other income (expense)
Interest expense	(224,622)	(86,801)
Interest expense - debt discount	(640,695)	—
Interest expense - debt costs	(255,228)	—
Interest expense - warrants to induce conversion	(215,975)	—
Investment and other income	21,550	78,529
Net loss	$(3,823,060)	$(5,467,769)
Loss per share (basic and diluted)	$(0.62)	$(1.03)
Number of shares used in per share calculation - basic and diluted	6,167,827	5,327,419

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Year ended June 30, 2008 and 2009

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balances at June 30, 2007	4,512,543	$45,125	$196,417,217	$(43,059)	$(192,294,512)	$4,124,771
Private placement of common stock	800,000	8,000	2,970,544	-	-	2,978,544
Issuance of common stock under the Employee Stock Purchase Plan	14,121	142	44,407	-	-	44,549
Issuance of restriced stock awards,	5,000	50	(50)	-	-	-
net of vesting and forfeitures				-	-	-
Stock based compensation	-	-	415,238	-	-	415,238
Comprehensive loss:
Foreign currency translation
adjustment				64,428		64,248
Net Loss					(5,467,769)	(5,467,769)
Comprehensive loss						(5,403,521)
Balances at June 30, 2008	5,331,664	53,317	199,847,356	21,369	(197,762,281)	2,159,761
Issuance of common stock for:
Current interest on convertible debentures	103,971	1,040	96,593	-	-	97,633
Incentive to participate in convertible debenture placement, recorded as debt discount	73,228	732	74,399	-	-	75,131
Prepayment of future interest on convertible debentures	589,614	5,896	448,099	-	-	453,995
Conversion of 25% of debentures	475,496	4,755	727,495	-	-	732,250
Payment on consulting service arrangements	74,839	748	61,051	-	-	61,799
Vested restricted stock units	33,400	334	(334)	-	-	-
Employee Stock Purchase Plan	14,780	148	14,072	-	-	14,220
Issuance of warrants to private placement agent				-	-
recorded as debt costs	-	-	194,057	-	-	194,057
Debt discount and beneficial conversion feature	-	-		-	-
on convertible debentures	-	-	1,316,334	-	-	1,316,334
Issuance of warrants as inducement	-	-		-	-
to convert debentures	-	-	215,975	-	-	215,975
Stock based compensation on stock options	-	-		-	-
and restricted stock units	-	-	156,267	-	-	156,267
Foreign currency translation adjustment				36,864		36,864
Net loss	-	-	-	-	(3,823,060)	(3,823,060)
Comprehensive loss						(3,786,196)

Balances at June 30, 2009	6,696,992	$66,970	$203,151,364	$58,233	$(201,585,341)	$1,691,226

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Years Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(3,823,060)	$(5,467,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,988	459,351
Interest from amortization of debt discount	640,695	-
Fair value of warrants issued to induce debenture conversion	215,975	-
Interest from amortization of debt costs	255,228	-
Issuance of common stock for interest on convertible debentures	97,633	-
Gain (Loss) on disposal of equipment	(5,244)	3,067
Stock based compensation	156,267	415,238
Provision for doubtful accounts receivable	(18,731)	15,894
Deferred rent	421,238	61,140
Common stock issued for payment of consulting services	61,799	-
Changes in operating assets and liabilities:
Trade accounts receivables	379,953	58,065
Other receivables	(183,413)
Inventories	340,277	529,769
Prepaid expenses and other assets	81,125	(56,499)
Accounts payable and accrued liabilities	(653,683)	525,780
Net cash used in operating activities	(1,467,953)	(3,455,964)
Cash flows from investing activities
Purchase of property and equipment	(563,764)	(660,003)
Proceeds from sale of equipment	37,791	17,640
Net cash used in investing activities	(525,973)	(642,363)
Cash flows from financing activities
Proceeds from sale of common stock, net of costs	-	2,978,544
Proceeds from sale of common stock from employee stock purchase plan	14,220	44,549
Borrowings on 8% convertible debenture, net of issuance costs	2,568,749	-
Payments on secured note payable	(260,828)	260,828
Payments on capital lease obligation	(18,603)	(16,285)
Payments on note payable	(124,984)	(166,644)
Net cash provided by financing activities	2,178,554	3,100,992
Effect of exchange rate on cash and cash equivilents	36,864	64,428
Increase (decrease) in cash and cash equivalents	221,492	(932,907)
Cash and cash equivalents, beginning of period	358,457	1,291,364
Cash and cash equivalents, end of period	$579,949	$358,457
Supplemental disclosure of cash flow information:
Interest paid in cash	$34,817	$86,801
Supplemental disclosure of non-cash investing & financing activities:
Landlord credits for leasehold improvements	$-	$161,678
Convertible debentures exchanged into common stock	$732,250	$-
Fair value of warrants issued to broker of debt financing	$194,057	$-
Fair value of warrants & incentive shares issued to debenture holders	$790,830	$-
Intrinsic value of beneficial conversion feature underlying convertible debentures	$600,635	$-
Prepaid interest through the issuance of stock	$453,995	$-

The accompanying notes are an integral part of these consolidated statements.

1.    Organization and History; Going Concern and Management’s Plans

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

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and in fiscal years 1997, 1998, 2000, 2004, 2005, 2006 and 2008 the Company completed seven private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million. In fiscal 2009 the Company raised $2.9 million through the sale of convertible debentures.

The Company’s optical product markets experienced a severe downturn beginning in 2001, which continued into 2003 and resulted in a significant decline in the demand for the Company’s products over that period. Beginning in 2004 and continuing through 2009, management believes that some volume improvement occurred in demand for the Company’s products in several of its markets, particularly the industrial and defense markets. Nevertheless, the Company has not been able to reach a status of positive cash flow or profitability.

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2009 the Company has an accumulated deficit of approximately $202 million, Cash used in operations was $1.5 million, $3.4 million and $1.9 million during fiscal 2009, 2008 and 2007, respectively. Management has instituted a cost reduction program which included a reduction in labor headcount and fringe costs for medical insurance for its employees. In addition, we have redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and have instituted more efficient management techniques which have improved our product yields.  Management believes these factors will contribute towards achieving profitability assuming we meet out sales targets.

Management has developed an operating plan for fiscal 2010 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $580,000 at June 30, 2009. As discussed in Note 19, in August 2009, the Company raised approximately $1.5 million from the sale of common stock and warrants.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

The fiscal 2010 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products for the imaging markets in Asia, which are new markets for us. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Fixed costs related to excess manufacturing capacity have been expensed. Also unusual or abnormal costs, primarily relating to the start up of the Shanghai facility have been expensed. The inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years or at 25% of which we have more than a two year supply, as well as reserving 50% for other items deemed to be slow moving within the last 12 months and reserving 25% for items deemed to have low material usage within the last six months.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

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

Deferred rent relates to certain of the Company’s operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets Deferred rent also included payments received for leasehold improvements.

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

Sales to Crimson Trace were approximately $684,000 and $100,000, which represents 9% and 1% of net revenues for the years ended June 30, 2009 and 2008, respectively. Sales to ThorLabs were approximately $557,000 for fiscal 2009 and $719,000 which represents 7% and 8% of net revenues for the years ended June 20, 2009 and 2008, respectively.

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

Financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $226,890 at June 30, 2009.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company does not have other financial assets or liabilities that would be characterized as Level 2 or Level 3 assets.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade and other receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable, capital lease obligations and convertible debentures approximate their fair values because the interest rates associated with the instruments approximates current interest rates charged on similar current borrowings.

 SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. The Company adopted SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). The Company is currently evaluating the effect, if any, of FSP 157-2 on the Company’s consolidated results of operations, cash flows or financial condition.

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

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 14 –

 Foreign Operations.

Business segments, pursuant to SFAS No. 131, Disclosure about Segments of a Business Enterprise and Related Information, are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Subsequent Events,  The Organization has evaluated events and transactions occurring subsequent to June 30, 2009 as of September 25, 2009 which is the date the financial statements were issued. Subsequent events occurring after September 25, 2009 have not been evaluated by management. No material events have occurred since June 30, 2009 that require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements, which have or will have an effect on the consolidated financial statements, are as follows:

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company’s fiscal year beginning July 1, 2009, with early adoption prohibited. The Company does not believe that the impact of the pending adoption of SFAS 141(R) will have a material effect on the Company’s consolidated financial statements, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS 141(R)-1 it to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company.  The adoption of SFAS 141(R) may have an effect on the Company’s operating results with respect to future acquisitions, if any.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In May 2008, the FASB issued Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

3.	Inventories – net

The components of inventories include the following:

	June 30, 2009	June 30, 2008

Raw material	$393,582	$563,254
Work in Process	378,360	560,495
Finished Goods	563,493	433,992
Reserve for obsolescence	(352,157)	(234,186)
	$983,278	$1,323,555

4.	Property and Equipment – net
Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Life (Years)	2009	2008

Manufacturing equipment	5 - 10	$6,982,244	$6,867,727
Computer equipment and software	3 - 5	529,259	683,972
Furniture and fixtures	5	217,669	215,766
Platinum molds	5	-	44,100
Leasehold improvements	5 - 7	1,244,434	826,614
Total Property and Equipment		8,973,606	8,638,179

Less accumulated depreciation and amortization		6,981,778	6,700,438
Total property and equipment, net		$1,991,828	$1,937,741

 Assets under capital lease totaled $166,959 as of June 30, 2009 and had related accumulated depreciation of $158,874.

5.	Intangible Assets – net

Intangible assets consist of the following:

	June 30, 2009	June 30, 2008

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(454,434)	(421,566)

Net carrying amount	$166,869	$199,737

Amortization expense related to intangible assets totaled approximately $33,000 during the fiscal years ended June 30, 2009 and 2008.

The amount of the June 30, 2009, net intangible asset value to be amortized over each of the next five years and beyond is as follows:

2010	2011	2012	2013	2014	2015
$32,868	$32,868	$32,868	$32,868	$32,868	$2,529

6.	Capital lease and note payable

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production which has an outstanding balance of $5,050 as of June 30, 2009. We augmented this financing on January 11, 2006, with a four-year secured loan agreement that provided for borrowings of up to $500,000. The four-year secured loan agreement started as a line of credit and converted to a note payable the earlier of January 2007 or when our borrowings were at $500,000. The line of credit converted to a note payable in January 2007. The note payable is at 9.25% interest and is payable in thiry-six equal monthly payments of principal plus interest continuing through February 2010. At June 30, 2007 we had drawn approximately $500,000 on the note. The outstanding balance on the note payable was $152,758 as of June 30, 2009 of which it all is payable in fiscal 2010. The collateral for both of these agreements is the underlying capital equipment.

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

In July 2007 the Company raised gross proceeds of approximately $3,200,000 by way of the sale of newly issued common stock and warrants to certain institutional and private investors.  Professional fees of $221,455 were paid to Montauk Securities for its role as exclusive placement agent and financial advisor, and attorney and escrow agent fees, netting the proceeds to the Company of $2,978,545.  800,000 shares of common stock were sold at $4.00 per share.  The investors along with Montauk Securities and its principals also received warrants which vested 100% on January 26, 2008 and can be exercised through January 26, 2013 for the future purchase of 320,000 shares of the Company’s common stock at $5.50 per share.  If all of the warrants are ultimately exercised an additional $1,680,000 will be raised. The registration rights agreement required the Company to register the shares within 45 days.  This deadline was not met and a waiver of any penalty was requested.

In August 2008 the Company raised $2,929,000 from the sale of convertible debentures, see note 18 for the details and terms on these notes.

In August 2009 the Company raised gross proceeds of $1,636,500 from a private placement, see note 20 for more details on this transaction.

Warrants

Warrants outstanding at June 30, 2009 of 2,258,324 include:
•
warrants to purchase up to 35,156 shares of Class A common stock at $48.00 per share at any time through November 10, 2009 issued to Robert Ripp, on November 5, 1999 in connection with his election to serve as Chairman of the Board of Directors;

•
a warrant to purchase up to 100,000 shares of Class A common stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 in connection with his providing a line of credit to the Company

•	warrants to purchase up to 219,000 shares of Class A common stock at $7.41 per share at any time through September 20, 2011 in connection with a private placement financing in fiscal 2006;
•
warrants to purchase up to 73,000 shares of Class A common stock at $7.41 per share at any time  through September 20, 2011 issued to Dawson James and its designees as partial compensation for acting as placement agent in connection with a private placement financing in fiscal 2006;

•
warrants to purchase up to 238,750 shares of Class A common stock at $5.50 per share and warrants to purchase up to 81,250 shares of Class A common stock at $2.61 at any time through January 26, 2013 in connection with a private placement financing in fiscal 2008;

•
warrants to purchase up to 808,328 shares of Class A common stock at $1.68 per share and warrants to purchase up to 332,841 shares of Class A common stock at $1.89 at any time through August 1, 2013 in connection with the sale of convertible debentures in fiscal 2009;

•
warrants to purchase up to 369,999 shares of Class A common stock at $0.87 per share at any time through December 31, 2013 in connection with a conversion of 25% of the convertible debentures in fiscal 2009;

8.    Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid during the years ended June 30, 2009 and 2008. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2009	2008
Deferred tax assets:
Net operating loss and credit carryforwards	$37,922,000	$36,769,000
Stock-based compensation	7,041,000	6,980,000
Capital loss and R&D credits	1,289,000	1,244,000
Research development expenses	568,000	414,000
Inventory	160,000	124,000
Accrued expenses and other	2,748,000	2,808,000
Gross deferred tax assets	49,728,000	48,339,000
Valuation allowance for deferred tax assets	(49,623,000)	(48,207,000)

Total deferred tax assets	105,000	132,000
Deferred tax liabilities:
Depreciation and other	(105,000)	(132,000)
Total deferred tax liabilities	(105,000)	(132,000)

Net deferred tax liability	$-	$-

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $101 million prior to the expiration of net operating loss carry-forwards from 2010 through 2028.  Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $49,623,000 at June 30, 2009, an increase of approximately of $1,416,000 over June 30, 2008.

At June 30, 2009, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $101 million, which will expire from 2010 through 2028, if not utilized. The Company also has research and development credit carry forwards of approximately $1,289,000, which will expire beginning in 2010, if not previously utilized. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9.    Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based Payment Arrangements — The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date.

These plans are summarized below:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$5.77	637,263

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $1,466 and $4,338 for fiscal 2009 and 2008, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and RSU’s granted in the years ended June 30, 2009 and 2008, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
Range of expected volatilities	108%-132%	132%-136%
Weighted average expected volatility	119%	135%
Dividend yields	0%	0%
Range of risk-free interest rate	0.43%-1.79%	3.14% - 4.47%
Expected term, in years	3-5.5	5.5-7

Most awards granted under the Company’s Plan vest ratably over two to four years and generally have three-year to ten-year contract lives.  The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 44% during 2006; the rate was adjusted to 25% for fiscal 2007 and 2008 and 46% for 2009.  The forfeiture rate for RSU’s was 7% for fiscal 2007 and 2008 and 5% for 2009. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the treasury interest rate for constant maturities.

 Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2009 and 2008 is presented below:

				Restricted
	Stock Options			Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Lifes (YRS)	Shares	Lifes (YRS)
June 30, 2007	299,530	11.35	8.0	223,100	1.0

Granted	211,000	2.66	9.3	50,000	3.4
Exercised	-	-	-	(5,000)	-
Cancelled	(100,299)	4.62	8.7	(2,500)	-
June 30, 2008	410,231	$8.50	8.0	265,600	1.0

Granted	90,174	1.05	9.5	75,000	2.3
Exercised	-	-	-	(33,400)	-
Cancelled	(130,465)	4.58	7.1	(2,500)	-

June 30, 2009	369,940	$8.10	7.6	304,700	0.9

Awards exercisable/
vested as of
June 30, 2009	168,846	$14.99	6.3	163,030	-

Awards unexercisable/
unvested as of
June 30, 2009	201,094	$2.08	8.7	141,670	2.1
	369,940			304,700

		Stock
		Options	RSU's	All Awards
Weighted average fair value
of share awards granted for the years ended
June 30, 2009		$0.84	$0.77	$0.81
June 30, 2008		$2.44	$2.85	$2.52

The total intrinsic value of share options exercised for both years ended June 30, 2009 and 2008 was $0.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2009 and 2008 was $62 and $901, respectively.

The total fair value of shares options vested during the years ended June 30, 2009 and 2008 was $461,530 and $343,887, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2009 and 2008 was $7,410 and $20,750, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2009 and 2008 was $211,939 and $237,133, respectively.

The total fair value of RSU’s vested during the years ended June 30, 2009 and 2008 was $555,810 and $170,074, respectively.

As of June 30, 2009 there was $257,991 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.  The cost expected to be recognized as follows:

		Restricted Stock
	Stock	Share/
	Options	Units	Total
Year ended June 30, 2010	$76,055	$64,116	$140,171

Year ended June 30, 2011	37,347	48,252	85,599

Year ended June 30, 2012	10,512	21,709	32,221

	$123,914	$134,077	$257,991

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2009 and changes during the year then ended:

	Stock			Weighted-Average
	Options		Total	Grant Date Fair Values
Unexercisable/unvested awards	Shares	RSU Shares	Shares	(per share)
At June 30, 2008	280,614	105,005	385,619	$3.03
Granted	90,174	75,000	165,174	0.81
Vested	(87,114)	(38,335)	(125,449)	6.24
Cancelled/Issued/Forfeited	(82,580)	-	(82,580)	15.19
June 30, 2009	201,094	141,670	342,764	$2.24

Acceleration of Vesting— The Company has not accelerated the vesting of any stock options, except for 4,067 options issued in the second quarter of fiscal 2008 to a former director that were accelerated upon his decision not to stand for re-election. The stock compensation expense recognized in fiscal 2008 for the acceleration of options and restricted stock units for this former director was $47,085.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2009 and 2008 included in the Consolidated Statement of Operations:

	Year Ended	Year Ended
	June 30,	June 30,
	2009	2008

Stock options	$59,452	$247,819

RSU	$96,815	$167,419

Total	$156,267	$415,238

The amounts above were included in:
Selling,general & administrative	$155,801	$328,009
Cost of sales	$(14,215)	$66,623
New product development	$14,681	$20,606
	$156,267	$415,238

10.    Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2009: stock options and unvested restricted stock awards to acquire 674,640 shares of Class A Common Stock, and warrants to acquire 2,258,324 shares of Class A common stock and 1,426,461 shares that would be issued for the convertible debentures. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2008: stock options and unvested restricted stock awards to acquire 675,831 shares of Class A Common Stock, and warrants to acquire 784,156 shares of Class A common stock.

11.    Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended in January 2009.  Effective January 1, 2009 the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) Contribution Plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions though February 27, 2009 when the match was eliminated. Currently there are 19 employees who are enrolled in this program. The 401(k) Contribution Plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2009 and 2008 were approximately $16,000 and $22,000, respectively.

12.    Lease Commitments

The Company has operating leases for office space. At June 30, 2009, the Company has entered into lease agreements for manufacturing and office facilities in Orlando, Florida. The Orlando lease, which is for a six-year original term with renewal options, expires April 2015.

As of June 30, 2009, the Company has entered into a lease agreement for manufacturing and office facilities in Shanghai, China (the ”China Lease”). The China Lease, which is for a five-year original term with renewal options, expires April 2014.

Rent expense totaled $457,861 and $844,412 during the years ended June 30, 2009 and 2008, respectively. Fiscal 2009 includes an offset to rent expense of $251,000, from funds received from the Chinese government relating to the re-location of the Shanghai facility.

During 2005 and 2006, the Company entered into five-year capital lease agreements for manufacturing equipment and are included as part of Property and Equipment. Assets under capital lease are included in manufacturing equipment for $166,959, with accumulated amortization as of June 30, 2009 and 2008 of $158,874 and $142,704, respectively. Amortization related to capital leases is included in depreciation expense.

The approximate future minimum lease payments under capital and operating leases at June 30, 2009 were as follows:

Fiscal year ending June 30,	Capital Lease	Operating Lease
2010	$5,164	$393,172
2011	—	432,334
2012	—	443,149
2013	—	454,269
2014	—	453,803
Thereafter	—	269,067
Total Minimum Payments	5,164	$2,445,794

Less Imputed Interest	(114)
Present value of minimum lease payments included in capital lease obligation	5,050

13.   Contingencies

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the offering demanding rescission of their investment and reimbursement to the investor for its expenses incurred in connection with the transaction.  The demand was based on the investor's allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction.  We believed there was no merit to the investor's claims and rejected the demand.

On October 24, 2007, we were served with a complaint filed by the investor against the Company, Mr. Brizel, and Mr. Ripp, our Chairman, in the United States District Court for the Southern District of New York (the “Federal Action”).  In the complaint, the investor sought, among other things, rescission of its purchase and the return of its $500,000 investment, as well as reimbursement of its expenses incurred in connection with its investment. On January 31, 2008, after we filed a motion to dismiss the original complaint, the investor filed an amended complaint making substantially the same allegations and seeking the same relief.  On January 30, 2009 the district court dismissed the case.

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County.  In the complaint, the investor is seeking damages for the loss of value of its investment as well as reimbursement of its expenses incurred in connection with its investment.  We believe there is no merit to the investor’s claims and intend to vigorously defend against this litigation.

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a $58,197 gain at June 30, 2009.   The Company as of June 30, 2009 had approximately $1,777,000 in assets and $1,323,000 in net assets located in China.

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

16. Secured note payable

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

17. Convertible Debentures

In fiscal 2009 we had a convertible debenture offering with twenty-four institutional and private investors.  On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LightPath Optical Instrumentation (Shanghai) Co., Ltd pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2,929,000 and net proceeds of $2,578,749.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share.  The remaining interest on the Debentures was prepaid by issuing common stock in December 2008.

Upon issuance the Debentures were immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.  If all of the Warrants were exercised at that time, we would have received additional proceeds in the amount of $1,645,184.

Investors who participated in our July 2007 common stock private placement equity were offered an incentive to invest in the convertible debenture offering.  Four investors from the July 2007 offering participated in the convertible debenture offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share.  The reduced exercise price lowered potential proceeds on the exercise of the warrants from the July 2007 offering by $119,212 to $107,663.  Additionally, such investors were issued an aggregate of 73,228 incentive common shares (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The warrants were valued at $194,057 using the Black-Scholes pricing model and were recorded as debt costs. The Warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act (in that we sold the Debentures and Warrants in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered for resale under the Securities Act of 1933, as amended.  The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value the Company’s stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock.  As a result, $732,250 of the debentures were converted into 475,496 common shares.  As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.  During the year ended June 30, 2009, $640,695 of the total debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $750,770 at June 30, 2009. For the quarter ended June 30, 2009, $81,997 of the amortized debt discount was amortized through interest expense. On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes model to determine fair value of the Warrants. The Warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. As of June 30, 2009, $255,228 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $299,080.

Total principal outstanding on the Debenture and the amount outstanding for directors’ and officers’ purchases under the Debentures was $2,196,750 and $266,250, respectively at June 30, 2009, less unamortized debt discount of $750,770 and $90,995, respectively.

18. Move of Shanghai Facility

The Chinese government notified us in October 2008 that they would be relocating our Shanghai facility, and in connection with the relocation, the Chinese government would reimburse us for our expenses. We signed a new five year lease, dated as of May 1, 2009 by and between the Company as the tenant and the Chinese government as the landlord.

We hired a construction firm to build out our facility at the new location and paid them $338,454 for services. A review of the transaction is as follows:

Funds received:
Leasehold improvements	$339,856
Equipment and furniture	193,010
Business interruption	103,609
Total funds received	$636,475

Our spending was:
Leasehold improvements	$412,962
Furniture & equipment	9,728
Move expenses	28,204
$450,894

Gain on facility move	$185,581

The move expenses were applied against the funds received for business interuption and the net amount was recorded as a reduction to selling, general & administrative expenses. The funds received for the leasehold improvements, furniture and equipment were recorded as deferred rent and will be amortized over the five year term of the lease.

19. Subsequent event - August 2009 Private Placement

On August 19, 2009, we executed a Securities Purchase Agreement with thirty-three institutional and private investors with respect to a private placement of an aggregate of 1,298,827 shares of our common stock at $1.26 per share and warrants to purchase 649,423 shares of our common stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We will use the funds to provide working capital for our operations.

The Company paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc. (“Garden State”), in an amount equal to $148,100 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase an aggregate of 155,860 shares of our common stock at exercise price equal to $1.73 per share, for a five-year term beginning February 19, 2010.

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of common stock were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of common stock and the shares of common stock underlying the August 2009 Warrants are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from registration requirements.

The Company and the investors also executed a Registration Rights Agreement dated August 19, 2009, pursuant to which the Company has undertaken the obligation to file with the Securities and Exchange Commission, and cause to be declared effective, a registration statement to register the shares of common stock issued in the private placement and the shares of common stock underlying the August 2009 Warrants.

20. Subsequent Event - D&O Proceeds

In 2000, a group of holders of Class E Common Stock commenced an action in a state court in Texas (the “Texas Action”). Plaintiffs in the Texas Action made various allegations regarding the circumstances surrounding the issuance of the Class E Common Stock and sought damages based upon those allegations. On May 26, 2006, the Texas Supreme Court denied the plaintiffs' motion for rehearing of the denial of the petition for review.  No further review was sought by the plaintiffs.  The summary judgment in favor of the Company as to all claims asserted by the plaintiffs is now final and the case is closed.

In May 2008, we submitted a claim against our D&O carrier, Reliance Insurance Company, for reimbursement of legal fees. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy.  The full $1 million limit claimed will be allowed for LightPath as a Class B claimant.  This resulted in an initial payment to LightPath in the amount of $276,376, which we received on September 9, 2009. The balance would be reflected in a Notice of Determination issued to LightPath which would proceed under the court approval process for the Liquidation. The distribution of the remaining claim balance up to the total of $1 million will occur following court approval which will be submitted by the end of 2009.  The remaining distribution could occur in the third quarter of fiscal 2010. The actual amount of the subsequent distribution to LightPath will be determined according to the court-approved percentage participation for Class B claimants.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:  September 25, 2009

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ j. james gaynor	September 25, 2009	/s/ dorothy m. cipolla	September 25, 2009
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ Robert Ripp	September 25, 2009	/s/ sohail khan	September 25, 2009
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ Dr. Steven R. J. Brueck	September 25, 2009	/s/ Louis Leeburg	September 25, 2009
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

		/s/ Gary Silverman	September 25, 2009
Gary Silverman Director

S-1