Form 10-Q
period 2009-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2009-11-05
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

http://www.lightpath.com

2603 Challenger Tech Ct. Suite 100
Orlando, Florida 32826

(Address of principal executive offices)
(ZIP Code)

(407) 382-4003

Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files.   YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,102,361 shares of common stock, Class A, $.01 par value, outstanding as of November 2, 2009.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	Unaudited September 30,	June 30,
Assets	2009	2009
Current assets:
Cash and cash equivalents	$1,244,427	$579,949
Trade accounts receivable, net of allowance of $43,787 and $26,131	966,318	973,634
Inventories, net	1,055,012	983,278
Other receivables	-	183,413
Prepaid interest expense	316,690	366,219
Prepaid expenses and other assets	262,691	206,625
Total current assets	3,845,138	3,293,118
Property and equipment - net	1,877,344	1,991,828
Intangible assets - net	158,652	166,869
Debt costs, net	262,854	299,080
Other assets	55,473	78,701
Total assets	$6,199,461	$5,829,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$855,970	$1,376,599
Accrued liabilities	264,315	181,318
Accrued payroll and benefits	292,019	332,609
Note payable, current portion	69,301	152,758
Capital lease obligation, current portion	-	5,050
Total current liabilities	1,481,605	2,048,334

Deferred rent	648,035	644,056
8% convertible debentures to related parties, net of debt discount	184,887	175,255
8% convertible debentures, net of debt discount	1,314,521	1,270,725
Total liabilities	3,629,048	4,138,370

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 8,099,361 and 6,696,992
shares issued and outstanding, respectively	80,994	66,970
Additional paid-in capital	204,684,593	203,151,364
Common stock payable	50,000	-
Foreign currency translation adjustment	46,540	58,233
Accumulated deficit	(202,291,714)	(201,585,341)
Total stockholders’ equity	2,570,413	1,691,226
Total liabilities and stockholders’ equity	$6,199,461	$5,829,596

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2009	2008
Product sales, net	$1,556,979	$2,337,762
Cost of sales	888,343	1,706,758
Gross margin	668,636	631,004
Operating expenses:
Selling, general and administrative	961,762	1,229,519
New product development	225,910	274,693
Amortization of intangibles	8,217	8,217
Gain on sale of property and equipment	-	(6,507)
Total costs and expenses	1,195,889	1,505,922
Operating loss	(527,253)	(874,918)
Other income (expense):
Interest expense	(52,433)	(62,399)
Interest expense - debt discount	(90,928)	(68,883)
Interest expense - debt costs	(36,225)	(27,440)
Investment and other income	466	9,831
Total other expense, net	(179,120)	(148,891)

Net loss	$(706,373)	$(1,023,809)
Loss per common share (basic and diluted)	$(0.09)	$(0.19)
Number of shares used in per share calculation (basic and diluted)	7,603,580	5,412,059

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2009
(Unaudited)

					Foreign
	Class A		Additional	Common	Currency		Total
	Common Stock		Paid-in	Stock	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Adjustment	Deficit	Equity
Balance at June 30, 2009	6,696,992	$66,970	$203,151,364	$-	$58,233	$(201,585,341)	$1,691,226

Issuance of common stock for:
Vested restricted stock units	-	-	-		-	-	-
Employee Stock Purchase Plan	5,569	56	3,026	-	-	-	3,082
Vested restricted stock units	10,000	100	(100)	-	-	-	-
Conversion of debentures	24,351	244	37,256	-	-	-	37,500
Cashless exercise of warrants	63,622	636	(636)	-	-	-	-
Stock based compensation on stock options and restricted stock units	-	-	33,271	-	-	-	33,271
Sale of common stock and warrants, net	1,298,827	12,988	1,460,412	-	-	-	1,473,400
Common stock to be issued	-	-	-	50,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	(11,693)	-	(11,693)
Net loss	-	-	-	-	-	(706,373)	(706,373)
Comprehensive loss							(718,066)

Balance at September 30, 2009	8,099,361	$80,994	$204,684,593	$50,000	$46,540	$(202,291,714)	$2,570,413

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(706,373)	$(1,023,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,164	176,653
Interest from amortization of debt discount	90,928	68,883
Interest from amortization of debt costs	36,226	27,440
Issuance of common stock for interest on convertible debentures	-	39,053
Common stock payable	50,000	-
Gain on sale of property and equipment	-	(6,507)
Stock based compensation	33,271	18,498
Provision for doubtful accounts receivable	17,656	19,851
Deferred rent	3,979	209
Changes in operating assets and liabilities:
Trade accounts receivables	(10,340)	(251,020)
Other receivables	183,413	-
Inventories	(71,734)	146,724
Prepaid expenses and other assets	1,680	(3,420)
Accounts payable and accrued liabilities	(478,222)	(827,501)
Net cash used in operating activities	(704,352)	(1,614,946)
Cash flows from investing activities
Purchase of property and equipment	(7,452)	(14,421)
Proceeds from sale of equipment	-	36,591
Net cash provided by (used in) investing activities	(7,452)	22,170
Cash flows from financing activities
Proceeds from sale of common stock, net of costs	1,473,400	-
Proceeds from sale of common stock from employee stock purchase plan	3,082	11,191
Borrowings on 8% convertible debenture, net of issuance costs	-	2,672,430
Payments on secured note payable	-	(260,828)
Payments on capital lease obligation	(5,050)	(4,421)
Payments on note payable	(83,457)	(41,662)
Net cash provided by financing activities	1,387,975	2,376,710
Effect of exchange rate on cash and cash equivalents	(11,693)	11,792
Increase in cash and cash equivalents	664,478	795,726
Cash and cash equivalents, beginning of period	579,949	358,457
Cash and cash equivalents, end of period	$1,244,427	$1,154,183
Supplemental disclosure of cash flow information:
Interest paid in cash	$4,767	$22,277
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	37,500	-
Interest paid in Common stock	-	39,053
Fair value of warrants issued to broker of debt financing	-	194,057
Fair value of warrants and incentive shares issued to debenture holders	-	790,830
Intrinsic value of beneficial conversion feature underlying convertible debentures	-	600,634

The accompanying notes are an integral part of these consolidated statements.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

1.  Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, “our” are intended to mean LightPath Technologies, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

These Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company's annual Consolidated Financial Statements and the notes thereto for the fiscal year ended June 30, 2009, included in its Annual Report on Form 10-K. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years ended in June and the associated quarters of those fiscal years.

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in Asia/Pacific. Over 95% of precision molded lenses were manufactured in LPOI’s Shanghai facility during the three months ended September 30, 2009 compared to over 90% during the three months ended September 30, 2008.

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

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of September 30, 2009 the Company has an accumulated deficit of approximately $202 million, Cash used in operations was $704,000 for the three months ended September 30, 2009.  Cash used in operations was $1.5 million, $3.4 million and $1.9 million during fiscal 2009, 2008 and 2007, respectively. Cost reduction initiatives in the first fiscal quarter of 2010 include the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first fiscal quarter of 2010 15% of our precision molded optics sales in units were of more expensive glass types, compared to 61% in the prior fiscal year.  Management believes these factors will contribute towards achieving profitability assuming we meet out sales targets.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Management has developed an operating plan for fiscal 2010 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $1,244,000 at September 30, 2009. In August 2009 we raised net proceeds of $1,473,400 from the sale of common stock.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

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

Liquidity: Cash continues to be a concern of the Company. In fiscal 2007, 2008 and 2009, cash used in operations was approximately $1.9 million, $3.4 million and $1.5 million, respectively. During the three months ended September 30, 2009, the Company used approximately $704,000 of cash for operating activities.

For the three months ended September 30, 2009, cash increased by $664,000 compared to an increase of $796,000 in the same period of the prior fiscal year.  The increase in cash in fiscal 2009 was primarily related to net proceeds of $2,672,430 received by the Company through a 8% senior convertible debenture offering in August 2008 offset by spending for net losses, working capital, fixed asset purchases and notes payable. The increase in cash for fiscal 2010 was due to net proceeds of $1,473,400 received by the Company through a $1,636,500 private placement of common stock and warrants in August 2009, offset by spending on labor and benefits, rent and utilities, period expenses, working capital, fixed assets purchases and notes payable.

We have taken certain actions to conserve our cash including extending time for payment to certain of our vendors. We have negotiated payment plans with some key vendors and are making payments on these payment plans.

Management believes the Company currently has sufficient cash to fund its operations through October 2010 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year. Management believes that taking the current booking rate combined with the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

2. Significant Accounting Policies

FASB Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”, or the “Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on the Company’s consolidated financial statements or footnote disclosures.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

The Company adopted the provisions of FASB Accounting ASC 740, Income Taxes (“ASC 740”) (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), on July 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives.  The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Management makes estimates and assumptions during the preparation of the Company’s consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Financial instruments. During the first quarter of fiscal 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly referenced as SFAS No. 157, Fair Value Measurements), which introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1,036,985 at September 30, 2009.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company does not have other financial assets or liabilities that would be characterized as Level 2 or Level 3 assets.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, other receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable, capital lease obligations and convertible debentures approximate their fair values because the interest rates associated with the instruments approximates current interest rates charged on similar current borrowings.

The adoption of ASC 820 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. The Company adopted ASC 820 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009.

During the first quarter of fiscal 2009, the Company adopted FASB ASC 825, Financial Instruments (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115) (“ASC 825”), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Derivative Financial Instruments. The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedgin (formerly referenced as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133) (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.  Terms of convertible debt instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value.  The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments.  Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 14 - Foreign Operations in the annual consolidated financial statements filed with the Company’s Form 10-K for the year ended June 30, 2009.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Subsequent Events. In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent Events) (“ACS 855”), during the fourth quarter of fiscal 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on November 5, 2009.
Recent Accounting Pronouncements, which have had or may have an effect on the consolidated financial statements, are as follows:

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”) (formerly referenced as Statement No. 141 (revised), Business Combinations). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 became effective for the Company on July 1, 2009. The adoption of ASC 805 did not have an effect on the Company’s consolidated financial statements, results of operations and cash flows for the periods presented herein.

On July 1, 2009, the Company adopted ASC 470, Debt with Conversion and Other Options – Cash Conversion (“ASC 470”) (formerly referenced as FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. Where applicable, ASC 470 must be applied retrospectively to all periods presented. The adoption of ASC 470 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (formerly referenced as FSP FAS 107-1 and APB Opinion No. 28-1, ), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This ASC, which became effective for the Company on July 1, 2009, did not impact the consolidated financial results of the Company as the requirements are disclosure-only in nature.

During June 2008, the FASB issued ASC 815, Derivatives and Hedging, (“ASC 815”) (formally referenced as Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ("EITF 07-05")), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). The Company has determined that ASC 815 does not materially affect, or is reasonably likely to materially affect its financial statements.

3. Inventories

The components of inventories include the following at:

	(unaudited)
	September 30, 2009	June 30, 2009

Raw material	$462,219	$393,582
Work in Process	435,943	378,360
Finished Goods	473,129	563,493
Reserve for obsolescence	(316,279)	(352,157)
	$1,055,012	$983,278

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

4.  Property and Equipment

Property and equipment are summarized as follows:

		September 30,	June 30,
	Estimated	2009	2009
	Life (Years)	(Unaudited)

Manufacturing equipment	5 - 10	$6,986,093	$6,982,244
Computer equipment and software	3 - 5	530,806	529,259
Furniture and fixtures	5	219,554	217,669
Leasehold improvements	6 - 7	1,244,676	1,244,434
Total Property and Equipment		8,981,129	8,973,606

Less accumulated depreciation and amortization		7,103,785	6,981,778
Total property and equipment, net		$1,877,344	$1,991,828

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(Unaudited)
	September 30, 2009	June 30, 2009

Gross carrying amount	$621,303	$621,303
Accumulated amortization	(462,651)	(454,434)
Net carrying amount	$158,652	$166,869

Amortization expense related to intangible assets totaled approximately $8,217 during both fiscal quarters ended September 30, 2009 and 2008.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

6.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date.

These three plans are summarized below:

	Award Shares Authorized	Award Shares Outstanding at September 30, 2009	Available for Issuance at September 30, 2009
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	656,582	638,913
ESPP	200,000	-	144,388

	1,915,625	656,582	783,301

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The first distribution under this plan was issued in January 2006. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $397 and $1,158 for the three months ended September 30, 2009 and 2008, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

There were no stock options or restricted stock units granted in the three month periods ended September 30, 2009 and 2008.

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 48% and 5%, respectively, for the three months ended September 30, 2009 and 31% and 6%, respectively, for the three months ended September 30, 2008.  The volatility rate and expected term are based on five-year historical trends in common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2009 is presented below:

				Restricted
	Stock Options			Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Lifes (YRS)	Shares	Lifes (YRS)
June 30, 2009	369,940	$8.10	7.6	304,700	0.9

Granted	-	-	-	-	-
Exercised	-	-	-	(10,000)	-
Cancelled	(8,058)	20.33	7.6	-	-

September 30, 2009	361,882	$7.61	5.5	294,700	0.8

Awards exercisable/
vested as of
September 30, 2009	168,597	$14.13	6.1	153,030	-

Awards unexercisable/
unvested as of
September 30, 2009	193,285	$1.93	4.9	141,670	1.9
	361,882			294,700

The total intrinsic value of options outstanding and exercisable at September 30, 2009 and 2008 was 11,078 and $860 respectively.

The total intrinsic value of RSU’s exercised during the three months ended September 30, 2009 and 2008 was $24,800 and $7,450, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2009 and 2008 was $379,514 and $235,562, respectively.

The total fair value of RSU’s vested during the three months ended September 30, 2009 and 2008 was $0 and $7,450, respectively.

The total fair value of option shares vested during the three months ended September 30, 2009 and 2008 was $4,579, and $100,508, respectively.  As of September 30, 2009, there was $186,944 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Amended and Restated Omnibus Incentive Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Nine months ended June 30, 2010	$49,692	$36,189	$85,881
Year ended June 30, 2011	35,402	48,252	83,654
Year ended June 30, 2012	9,857	7,552	17,409
	$94,951	$91,993	$186,944

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2009 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2009	201,094	141,670	342,764	$2.24
Granted	-	-	-	-
Vested	(1,250)	-	(1,250)	2.75
Cancelled/Issued/Forfeited	(6,559)	-	(6,559)	1.33
September 30, 2009	193,285	141,670	334,955	$1.77

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2009 and 2008 included in the Condensed Consolidated Statements of Operations:

	Three Months	Three Months
	September 30,	September 30,
	2009	2008

Stock options	$20,559	$160

RSU	12,712	18,338

Total	$33,271	$18,498

The amounts above were included in:
General & administrative	$23,928	$33,051
Cost of sales	4,822	(17,085)
Research & development	4,521	2,532
	$33,271	$18,498

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

During the three months ended September 30, 2009 and 2008 the Company reversed approximately $4,082 and $25,000, respectively, in stock compensation expense related to the forfeiture of unvested options and RSU’s.

7. Net Loss Per Share

Basic net loss per share is computed based upon the weighted-average number of shares of Class A common stock outstanding, not including unvested restricted stock, during each period presented. The computation of diluted net loss per share does not differ from the basic computation because potentially issuable securities of warrants and options for 3,592,682 shares and 1,402,110 conversion shares related to debentures for the three months ended September 30, 2009 and 2,350,711 shares related to options and warrants and 1,901,948 conversion shares related to debentures for the three months ended September 30, 2008 would be anti-dilutive.

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (RMB), are reflected as a separate component of equity.   The foreign exchange translation adjustment balance reflects net gains of $58,233 at June 30, 2009 and $46,540 at September 30, 2009.  The Company, as of September 30, 2009, had approximately $1,896,000 in assets and $1,394,000 in net assets located at LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) in the People’s Republic of China (PRC). The Company has purchased and transferred equipment to LPOI plant and other equipment owned by the Company was transferred from Orlando to LPOI during each fiscal year since 2006.

9.  Convertible Debentures

In fiscal 2009 we had a convertible debenture offering with twenty-four institutional and private investors.  On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LightPath Optical Instrumentation (Shanghai) Co., Ltd pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2,929,000 and net proceeds of $2,672,430.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The warrants were valued at $194,057 using the Black-Scholes-Merton pricing model and were recorded as debt costs. The Warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

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

The Warrants and the Incentive Shares issued to the Debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value the Company’s stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock.  As a result, $732,250 of the debentures were converted into 475,496 common shares.  As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.   For the quarter ended September 30, 2009, $90,928 of the amortized debt discount was amortized through interest expense on the condensed consolidated statement of operations, and the remaining unamortized debt discount was $659,842 at September 30, 2009. On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the Warrants. The Warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the three months ended September 30, 2008, $36,226 and $27,440, respectively of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $262,854 as of September 30, 2009.

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Total principal outstanding on the Debentures and the amount outstanding for directors’ and officers’ purchases under the Debentures was $2,159,250 and $266,250, respectively at September 30, 2009, less unamortized debt discount of $659,842 and $81,363, respectively.

10.  August 2009 Private Placement

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

The Company paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc. (“Garden State”), in an amount equal to $148,100 plus costs for legal fees and bank charges.  The Company also issued to Garden State and its designees warrants to purchase an aggregate of 155,860 shares of our common stock at exercise price equal to $1.73 per share, for a five-year term beginning February 19, 2010.

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

The Company and the investors also executed a Registration Rights Agreement dated August 19, 2009, pursuant to which the Company has undertaken the obligation to file with the Securities and Exchange Commission, and cause to be declared effective, a registration statement to register the shares of common stock issued in the private placement and the shares of common stock underlying the August 2009 Warrants. The registration statement was declared effective on October 21, 2009.

11. Contingencies

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the July 2007 offering demanding rescission of their investment and reimbursement to the investor for its expenses incurred in connection with the transaction.  The demand was based on the investor's allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction.  We believed there was no merit to the investor's claims and rejected the demand.

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

LightPath Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County.  In the complaint, the investor is seeking damages for the loss of value of its investment as well as reimbursement of its expenses incurred in connection with its investment.

We and Harborview have entered into negotiations to settle this matter and we believe a settlement is probable. We have booked a charge to general, selling and administrative expenses.

12. D&O Payment

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

In May 2008, we submitted a claim against our D&O carrier, Reliance Insurance Company, for reimbursement of legal fees. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy.  The full $1 million limit claimed will be allowed for LightPath as a Class B claimant.  This resulted in an initial payment to LightPath in the amount of $276,376 and was recorded against legal expenses, which we received on September 9, 2009. The balance would be reflected in a Notice of Determination issued to LightPath which would proceed under the court approval process for the Liquidation. The distribution of the remaining claim balance up to the total of $1 million will occur following court approval which will be submitted by the end of 2009.  The remaining distribution could occur in the third quarter of fiscal 2010. The actual amount of the subsequent distribution to LightPath will be determined according to the court-approved percentage participation for Class B claimants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “We”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the terms “EBITDA” and “gross margin.”  Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates   our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

Overview
Historical:  We are in the business of supplying users with glass lenses and other specialty optical products that have applications in a number of different industries. Due to the emergence of optical technologies in communications, networking and data storage products in the late 1990’s, there was a significant surge in demand for our products, particularly in the period represented by our fiscal 1999-2001 years. During this period, our annual revenues increased from less than $2 million in sales to approximately $25 million due to both acquisitions (to add glass lens production capacity and market presence, and isolators to our existing line of collimators and proprietary glass lenses) and organic product line growth.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Over 95% of the Company’s precision molded lenses produced in the three months ended September 30, 2009 were manufactured in LPOI’s Shanghai facility.  We have increased the capacity of the Shanghai facility by purchasing additional equipment. Due to improved operating efficiencies and lower revenues we reduced our Shanghai workforce by approximately 20 employees in December 2008.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily Chinese RMB, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the three months ended September 30, 2009 and 2008 we incurred an $11,694 loss and an $11,792 gain on foreign currency translation, respectively.

How we operate:  We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business); and the more challenging and potentially more rewarding business of custom product development. In this latter type of business, we work with customers in the industrial, medical, defense and communications markets to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” That is followed by “sampling” small numbers of the product for their test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need, we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as possible. We have several challenges in doing so:

●	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

●
Customers that incorporate products such as ours into higher volume commercial applications, continously work to reduce their expenses, which often leads them to larger or overseas lower-cost suppliers even at the cost of lower quality.

●	Because of our limited cash resources and cash flow, we may not be able to support the supply requirements needed to service the demands in the market for high volume, low cost lenses.

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

Our key indicators:
Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2009 our disclosure backlog was approximately $2.3 million.

At September 30, 2009, our disclosure backlog has grown approximately $800,000 to $3.1 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter high volume lower cost commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line.  With the continuing diversification of our backlog and the smaller percentage of telecom business in our backlog we expect to show modest increases in revenue starting with the fiscal second quarter 2010 and into the fiscal third quarter of 2010. Bookings have increased for our industrial low cost lenses in Asia. We have seen an increase in bookings due beyond one year. Our total sales backlog at September 30, 2009 was $3.9 million with orders scheduled through 2011. This is a result of booking orders in Shanghai with two to three year delivery schedules. We anticipate beginning production over the next 3 to 6 months on these large Shanghai orders subject to customer qualifications of our samples lenses.

	(Unaudited)
	Three months ended
	September 30,
	2009	2008

Net loss	$(706,373)	$(1,023,809)
Depreciation and amortization	145,164	176,653
Interest expense	179,120	148,891
EBITDA	$(382,089)	$(698,265)

EBITDA- Our EBITDA for the three months ended September 30, 2009 and 2008, was a loss of $254,678, compared to a loss of $688,434 for the three months ended September 30, 2008. The increase in EBITDA was principally caused by lower selling, general and administrative expenses. For comparision purposes, net loss was approximately $706,000 or $0.09 per basic and diluted common share during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009, in which we reported a net loss of $1,024,000 or $0.19 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the three months ended September 30, 2009 and 2008, our DCSI was 98 and 63, respectively compared to 77 for the year ended June 30, 2009.  The increase in DCSI was principally caused by lower sales to customers.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarters ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the three months ended September 30, 2009 and 2008, our DSO was 57 and 61, respectively. During the year ended June 30, 2009 our DSO was 61.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of the current operating loss of $527,253 for the three months ended September 30, 2009 as well as recurring operating losses during fiscal years 2009 and 2008 of $3.8 million and $5.5 million, respectively, and cash used in operations for the three months ended September 30, 2009 of $704,000 as well as cash used in operations during fiscal years 2009 and 2008 of $1.5 million and $3.4 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

Cost reduction initiatives in the first fiscal quarter of 2010 include the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operatior yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first fiscal quarter of 2010 15% of our precision molded optics sales in units were of more expensive glass types, compared to 61% in the prior fiscal year.  In March 2009 the Orlando staff was reduced to a four day work week.  This reduction in headcount and work week saved $472,000 in the fiscal first quarter in wages and benefits costs compared to the first quarter of fiscal 2009. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower labor cost by moving production to China, lower coating costs due to larger volumes of lenses to be coated, and improving production yields and efficiencies.  We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We continue to face financial challenges arising from current worldwide economic conditions which have affected our customers, suppliers and others with whom we do business.   Through the first quarter 2010 we continue to engage in efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On November 2, 2009, the Company had a book cash balance of approximately $874,000.

In the second quarter of fiscal 2005, we entered into a $75,000 capital equipment lease for equipment to support our molded optics production. On January 11, 2006 we procured a secured line of credit loan in the maximum available principal amount of $500,000.  We drew the maximum available principal amount of $500,000 under the loan during the first twelve months following the execution of the loan agreement. Effective February 1, 2007, the loan was converted into a term loan which shall be amortized over the 36-month period beginning February 1, 2007.  The $500,000 principal amount outstanding as of February 1, 2007, is payable in equal monthly installments along with accrued interest thereon. The loan balance was approximately 69,000 at September 30, 2009.

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

In August 2008 we had a convertible debenture offering with twenty-four institutional and private investors.  On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LightPath Optical Instrumentation (Shanghai) Co., Ltd pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2,929,000 and net proceeds of $2,672,430, including $103,681 in costs incurred subsequent to September 30, 2008.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

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

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of our stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value our stock options and RSU’s. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into common stock.  As a result, $732,250 of the debentures were converted into 475,496 common shares.  As an inducement to convert the debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.  During the year ended June 30, 2009, $640,695 of the debt discount was amortized through interest expense on the consolidated statement of operations. For the quarter ended September 30, 2009, $90,928 of the amortized debt discount was amortized through interest expense and the remaining unamortized debt discount was $659,842 at September 30, 2009. On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the Warrants. The Warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the three months ended September 30, 2009, $36,226 of the debt issuance costs were amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized balance was $262,854.

Total principal outstanding on the Debenture and the amount outstanding for directors’ and officers’ purchases under the Debentures was $2,159,150 and $266,250, respectively at September 30, 2009, less unamortized debt discount of $659,842 and $81,363, respectively.

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

We paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc. (“Garden State”), in an amount equal to $148,100 plus costs and expenses for legal and bank fees.  We also issued to Garden State and its designees warrants to purchase an aggregate of 155,860 shares of our common stock at exercise price equal to $1.73 per share, for a five-year term beginning February 19, 2010 (the “Agent Warrants”).

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of common stock were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of common stock and the shares of common stock underlying the August 2009 Warrants and Agent Warrants are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from registration requirements.

The Company and the investors also executed a Registration Rights Agreement dated August 19, 2009, pursuant to which we have undertaken the obligation to file with the Securities and Exchange Commission, and cause to be declared effective, a registration statement to register the shares of common stock issued in the private placement and the shares of common stock underlying the August 2009 Warrants and Agent Warrants. The registration was declared effective on October 21, 2009.

Further improvement in cash flow, initially meaning a reduction in cash use, is expected to be primarily a function of sales increases and, to some extent, margin improvements.  Sales increases are expected to be the most important source of future reductions in operating cash outflow. Focused efforts are underway to penetrate non-laser markets.  In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets.  Although we believe that cash flows from operations will improve in the future based upon anticipated increases in sales and further cost reductions, it is anticipated that cash flows from operations will continue to be negative through the end of the second quarter of fiscal 2010. The recent recession or slowdown in economic conditions has had an impact on our ability to book and ship revenues.

During the three months ending September 30, 2009, we used approximately $704,000 of cash for operating activities. At September 30, 2009, we had a cash and cash equivalent balance of approximately $1,244,000.

For the three months ended September 30, 2009, cash decreased from June 30, 2009 by approximately $809,000, excluding the proceeds we received from the issuance of the private placement in August 2009, compared to a decrease of approximately $1,877,000, excluding the debenture proceeds we received in August 2008 in the same period of the prior fiscal year.  The use of cash in both periods was primarily for the operating expenses, capital expenditures and financing expenses of the periods. Additionally, the use of cash for the three month period ending September 30, 2009 included payments to vendors of which $448,000 were for invoices over 60 days beyond vendor terms.

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

Our uses of cash primarily consist of payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Periodically, however, we do make expenditures for capital goods.  Since 2001 we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of stock or debt convertible into stock, such as our private placement offerings in each of the current and last five fiscal years.

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

Management believes the Company currently has sufficient cash to fund its operations through the next twelve months assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Management believes that taking the current booking rate combined with the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures and seek to negotiate extended payment plans with vendors. We are continuously evaluating our supplier situation to ensure we meet our booked orders. This also includes seeking new suppliers and looking for price reductions

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues:
For the quarter ended September 30, 2009, we reported total revenues of $1.56 million compared to $2.33 million for the first quarter of last fiscal year, a decrease of 33%. The decrease from the first quarter of the prior fiscal year was primarily attributable to lower sales volumes across all product lines except molded optics. Our molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of the high volume low cost lenses. Our current cost structure has allowed us to sell product at lower prices while improving gross margins. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:
Our gross margin percentage in the first quarter of fiscal 2010 compared to first quarter fiscal 2009 increased to 43% from 27%. Total manufacturing cost of $888,343 was approximately $0.8 million lower in the first quarter of fiscal 2010 compared to the same period of the prior fiscal year. This was due to lower production costs. Unit shipment volume in precision molded optics is up 204% in the first fiscal quarter of 2010 compared to the same period last year. This resulted in better absorption of overhead costs which results in improved fixed cost utilization which lowers our unit cost.  Direct costs, which include material, labor and services, were reduced to 17% of revenue in the first quarter of fiscal 2010, as compared to 25% of revenue in the first quarter of fiscal 2009. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower coating costs due to larger volumes of lenses to be coated and lower labor cost by moving production to China. Gross margins improved as a result of the cost reduction programs we have implemented and the improved production yields and efficiencies we have achieved.  During the first quarter of fiscal year 2010, over 95% of our precision molded optics were produced at our Shanghai facility as compared to over 90% in the same period in the prior fiscal year.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 41% of combined capacity for the quarter ended September 30, 2009 as compared to 22% for the quarter ended September 30, 2008. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first quarter of fiscal 2010, selling, general and administrative (“SG&A”) costs were approximately $962,000, which was a decrease of approximately $268,000 compared to the first quarter of fiscal 2009. This decrease in selling, general and administrative expenses included a reduction in salaries and benefits of $194,000 for the first quarter of fiscal 2010 compared to the same period in fiscal 2009 resulting from reduced headcount and salary reductions.  We also had a $58,000 decrease in rental costs, a $32,000 decrease in accounting fees and a decrease of $26,000 in insurance expense. Also, in the first quarter of fiscal 2010, LightPath benefited from receipt of a one-time payment in the amount of $276,000 from our prior D&O insurance carrier as a reimbursement of legal expenses we incurred. This was partially offset by investor relations expenses of $150,000 and legal expenses for possible payments in connection with our current litigation, see footnote 11. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities. In December 2007, we renegotiated the lease for our Orlando, Florida headquarters and manufacturing facility to reduce the space leased from approximately 40,000 square feet to approximately 21,000 square feet resulting in the rental cost (SG&A) savings of approximately $58,000 noted above.

New Product Development:
New product development costs decreased by approximately $49,000 to approximately $226,000 in the first quarter of fiscal 2010 versus $275,000 in the first quarter of fiscal 2009 due to decreased salaries offset by an increase in material costs. We anticipate a minor decrease in fiscal year 2010 in product development costs due to lower spending for materials.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended September 30, 2009 and 2008.

Other Income (Expense):
Interest expense was approximately $180,000 in the first quarter of fiscal 2010 as compared to $159,000 in the first quarter of fiscal 2009. Approximately $3,000 of the interest expense for the first quarter of fiscal 2010 is attributable to our equipment term loan and our capital equipment lease. The Debentures issued in August 1, 2008 accounted for approximately $177,000 of interest during the quarter ended September 30, 2009 representing interest at 8%, amortization and write-off of the related debt issuance costs and debt discount, and value of common shares and warrants issued as incentive to participate in the debenture placement and to induce the conversion of the debt to equity. Future interest expense on the Debentures is expected to be approximately $43,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter. Investment and other income was approximately $500 in the first quarter of fiscal 2010 and $10,000 in the first quarter of fiscal 2009.

Net Loss:
Net loss was approximately $706,000 or $0.09 basic and diluted per share during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009, in which we reported a net loss of $1,024,000 or $0.19 basic and diluted per share. This represents an $317,000 decrease in net loss. Weighted-average shares outstanding increased to 7,603,580 in the first quarter of fiscal 2010 compared to 5,412,059 in the first quarter in fiscal 2009 primarily due to the issuance of shares related to the conversion of 25% of the debentures and prepayment of interest in common shares in the second quarter of fiscal 2009 and to the issuance of shares in a private placement in the first quarter of 2010.

Critical Accounting Policies and Estimates

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from due date. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives.  The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”) (formerly referenced as Statement No. 141 (revised), Business Combinations). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 became effective for the Company on July 1, 2009. The adoption of ASC 805 did not have an effect on the Company’s consolidated financial statements, results of operations and cash flows for the periods presented herein.

On July 1, 2009, the Company adopted ASC 470, Debt with Conversion and Other Options – Cash Conversion (“ASC 470”) (formerly referenced as FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. Where applicable, ASC 470 must be applied retrospectively to all periods presented. The adoption of ASC 470 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (formerly referenced as FSP FAS 107-1 and APB Opinion No. 28-1, ), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This ASC, which became effective for the Company on July 1, 2009, did not impact the consolidated financial results of the Company as the requirements are disclosure-only in nature.

During June 2008, the FASB issued ASC 815, Derivatives and Hedging, (“ASC 815”) (formally referenced as Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock ("EITF 07-05")), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). The Company has determined that ASC 815 does not materially affect, or is reasonably likely to materially affect its financial statements.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2009, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County.  In the complaint, the investor is seeking damages for the loss of value of its investment as well as reimbursement of its expenses incurred in connection with its investment. The Company and Harborview have entered into negotiations to settle this matter and we believe a settlement is possible. We have booked a charge to general, selling and administrative expenses.

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company, First	5

4.2	Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	13

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

Exhibit Number	Description	Notes

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.10	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	12

10.11	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	14

10.12	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	15

10. 13	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	16

10.14	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16

10.15	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16

10.16	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	17

10.17	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	17

10.18	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	17

14.1	Code of Ethics	18

Exhibit Number	Description	Notes

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

7.           4This exhibit was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.

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

18.           This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange    Commission on September 25, 2009, and is incorporated herein by reference thereto.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	November 5, 2009	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	November 5, 2009	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer