Form 10-Q
period 2009-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2010-02-04
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
8,205,261 shares of common stock, Class A, $.01 par value, outstanding as of February 1, 2010.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	Unaudited
	December 31,	June 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$906,140	$579,949
Trade accounts receivable, net of allowance of $27,024 and $26,131	1,467,357	973,634
Inventories, net	1,052,962	983,278
Other receivables	—	183,413
Prepaid interest expense	316,690	366,219
Prepaid expenses and other assets	203,653	173,882
Total current assets	3,946,802	3,260,375
Property and equipment - net	2,210,432	2,024,571
Intangible assets - net	150,435	166,869
Debt costs, net	229,232	299,080
Other assets	27,737	78,701
Total assets	$6,564,638	$5,829,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,258,334	$1,376,599
Accrued liabilities	76,112	181,318
Accrued payroll and benefits	258,988	332,609
Note payable, current portion	27,640	152,758
Capital lease obligation, current portion	—	5,050
Total current liabilities	1,621,074	2,048,334

Deferred rent	622,289	644,056
8% convertible debentures to related parties, net of debt discount	195,294	175,255
8% convertible debentures, net of debt discount	1,388,515	1,270,725
Total liabilities	3,827,172	4,138,370

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 8,205,261 and 6,696,992 shares issued and outstanding, respectively	82,053	66,970
Additional paid-in capital	204,858,863	203,151,364
Foreign currency translation adjustment	46,588	58,233
Accumulated deficit	(202,250,038)	(201,585,341)
Total stockholders’ equity	2,737,466	1,691,226
Total liabilities and stockholders’ equity	$6,564,638	$5,829,596

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Product sales, net	$2,226,454	$1,905,202	$3,783,433	$4,242,964
Cost of sales	1,268,531	1,438,234	2,156,874	3,144,992
Gross margin	957,923	466,968	1,626,559	1,097,972

Operating expenses:
Selling, general and administrative	543,703	1,108,931	1,505,465	2,338,450
New product development	201,764	227,775	427,674	502,468
Amortization of intangibles	8,217	8,217	16,434	16,434
Gain on sale of property and equipment	—	(1,200)	—	(7,707)
Total costs and expenses	753,684	1,343,723	1,949,573	2,849,645
Operating income (loss)	204,239	(876,755)	(323,014)	(1,751,673)

Other income (expense):
Interest expense	(45,378)	(280,983)	(97,811)	(343,382)
Interest expense - debt discount	(84,401)	(409,438)	(175,329)	(478,320)
Interest expense - debt costs	(33,623)	(163,105)	(69,848)	(190,546)
Investment and other income	839	4,773	1,305	14,604
Total other expense, net	(162,563)	(848,753)	(341,683)	(997,644)

Net income (loss)	$41,676	$(1,725,508)	$(664,697)	$(2,749,317)
Income (Loss) per common share (basic)	$0.01	$(0.29)	$(0.09)	$(0.49)
Number of shares used in per share calculation (basic)	8,163,675	5,892,829	7,739,087	5,652,444
Income (Loss) per common share (diluted)	$0.00	$(0.29)	$(0.09)	$(0.49)
Number of shares used in per share calculation (diluted)	8,595,396	5,892,829	7,739,087	5,652,444

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2009
(Unaudited)

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2009	6,696,992	$66,970	$203,151,364	$58,233	$(201,585,341)	$1,691,226

Issuance of common stock for:
Employee Stock Purchase Plan	5,569	56	3,026	—	—	3,082
Vested restricted stock units	20,000	200	(200)	—	—	—
Conversion of debentures	24,351	244	37,256	—	—	37,500
Cashless exercise of warrants	63,622	636	(636)	—	—	—
Settlement of litigation	26,455	265	49,735	—	—	50,000
Consulting services	69,445	694	149,306	—	—	150,000
Stock based compensation on stock options and restricted stock units	—	—	64,910	—	—	64,910
Sale of common stock and warrants, net	1,298,827	12,988	1,404,102	—	—	1,417,090
Foreign currency translation adjustment	—	—	—	(11,645)	—	(11,645)
Net loss	—	—	—	—	(664,697)	(664,697)
Comprehensive loss						(676,342)

Balance at December 31, 2009	8,205,261	$82,053	$204,858,863	$46,588	$(202,250,038)	$2,737,466

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)
	Six months ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(664,697)	$(2,749,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303,431	320,918
Interest from amortization of debt discount	175,329	478,320
Fair value of warrants issued to induce debenture conversion	—	215,975
Interest from amortization of debt costs	69,848	190,546
Issuance of common stock for interest on convertible debentures	—	97,633
Common stock issued for legal settlement	50,000	—
Gain on sale of property and equipment	—	(7,707)
Stock based compensation	64,910	52,452
Provision for doubtful accounts receivable	893	12,952
Deferred rent	(21,767)	(427)
Common stock issued for payment of consulting services	150,000	49,800
Changes in operating assets and liabilities:
Trade accounts receivables	(494,616)	14,691
Other receivables	183,413	—
Inventories	(69,684)	169,155
Prepaid expenses and other assets	70,722	17,301
Accounts payable and accrued liabilities	(297,092)	(949,878)
Net cash used in operating activities	(479,310)	(2,087,586)

Cash flows from investing activities
Purchase of property and equipment	(472,858)	(116,013)
Proceeds from sale of equipment	—	37,791
Net cash used in investing activities	(472,858)	(78,222)

Cash flows from financing activities
Proceeds from sale of common stock, net of costs	1,417,090	—
Proceeds from sale of common stock from employee stock purchase plan	3,082	11,191
Borrowings on 8% convertible debenture, net of issuance costs	—	2,672,430
Payments on secured note payable	—	(260,828)
Payments on capital lease obligation	(5,050)	(8,992)
Payments on note payable	(125,118)	(83,323)
Net cash provided by financing activities	1,290,004	2,330,478
Effect of exchange rate on cash and cash equivalents	(11,645)	382
Increase in cash and cash equivalents	326,191	165,052
Cash and cash equivalents, beginning of period	579,949	358,457
Cash and cash equivalents, end of period	$906,140	$523,509
Supplemental disclosure of cash flow information:
Interest paid in cash	$3,057	$27,639
Income taxes paid	2,110	2,625
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	37,500	732,250
Fair value of warrants issued to broker of debt financing	—	194,057
Fair value of warrants and incentive shares issued to debenture holders	—	790,830
Intrinsic value of beneficial conversion feature underlying convertible debentures	—	600,635

The accompanying notes are an integral part of these consolidated statements.

1.  Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

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

Certain numbers have been adjusted in prior periods to correspond to current presentation.

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in the Asia/Pacific region. Over 95% of precision molded lenses were manufactured in the Shanghai facility during the six months ended December 31, 2009 compared to over 90% during the six months ended December 31, 2008.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications.

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of December 31, 2009 the Company has an accumulated deficit of approximately $202 million. Cash used in operations was $846,000 for the six months ended December 31, 2009.  Cash used in operations was $1.5 million, $3.4 million and $1.9 million during fiscal years ended 2009, 2008 and 2007, respectively. Cost reduction initiatives in the first half of fiscal 2010 include the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first half of fiscal 2010 17% of our precision molded optics sales in units were of more expensive glass types, compared to 57% in the prior fiscal year.  Management believes these factors will contribute towards achieving profitability assuming we meet out sales targets.

Management has developed an operating plan for fiscal year 2010 and believes the Company has adequate financial resources to achieve that plan and to sustain its current operations through January 2011. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $906,000 at December 31, 2009. In August 2009 we raised net proceeds of $1,417,090 from the sale of common stock.  We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our financial resources are not sufficient to sustain our operations or to pursue our business plan.

The fiscal 2010 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products for the imaging markets in Asia, which are new markets for us. We expect continued margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to the Shanghai facility, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our results for the six months ended December 31, 2009 were comparable to our six month operating plan for the six months ended December 31, 2009.  Our revenues were lower than expected in the precision molded optics product line but we met our budgeted gross margin percentage.  The shortfall in forecasted margin dollars was offset by lower selling, general & administrative expenses and an unexpected payment from the sale of the balance of our insurance claim against our D&O insurance carrier for legal expenses previously incurred.

Liquidity: Cash continues to be a concern of the Company. In fiscal 2007, 2008 and 2009, cash used in operations was approximately $1.9 million, $3.4 million and $1.5 million, respectively. During the six months ended December 31, 2009, the Company used approximately $846,000 of cash for operating activities.

For the six months ended December 31, 2009, cash increased by $326,000 compared to an increase of $165,000 in the same period of the prior fiscal year.  The increase in cash in fiscal 2009 was primarily related to net proceeds of $2,672,430 received by the Company through a debenture offering in August 2008 offset by spending for net losses, working capital, fixed asset purchases and notes payable. The increase in cash for fiscal 2010 was due to net proceeds of $1,417,090 received by the Company through a $1,636,500 private placement of common stock and warrants in August 2009, offset by spending on labor and benefits, rent and utilities, period expenses, working capital, fixed assets purchases and notes payable.

We have taken certain actions to conserve our cash including extending time for payment to certain of our vendors. We have negotiated payment plans with some key vendors and are making payments on these payment plans.

Management believes the Company currently has sufficient cash to fund its operations through January 2011 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year. Management believes that taking the current booking rate combined with the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a 10% purchase burden added to cover shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. Also unusual or abnormal costs, primarily relating to the start up of the Shanghai facility have been expensed. The inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply, as well as reserving 50% for other items deemed to be slow moving within the last 12 months and reserving 25% for items deemed to have low material usage within the last six months.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

Long-lived assets, such as property, plant, and equipment, tooling and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Tooling costs consist of ring, sleeve and mold purchases for our precision molded optics product line. They are included in property, plant and equipment. Tooling costs are capitalized and amortized to cost of goods sold over a life of one to five years on a straight line basis.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $449,148 at December 31, 2009.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, other receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable and capital lease obligations, approximate their fair values because the interest rates associated with the instruments approximates current interest rates charged on similar current borrowings.

On August 1, 2008, the Company executed a Securities Purhase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in footnote 11 to the accompaning consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value as of December 31, 2009 of the promissory notes was calculated to be $1,583,809.

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

Derivative Financial Instruments. The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging (formerly referenced as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133) (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

Beneficial Conversion and Warrant Valuation. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense- debt discount over the term of the convertible debt, using the effective interest method.

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

Subsequent Events. In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent Events) (“ACS 855”), during the fourth quarter of fiscal 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on February 4, 2010.

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

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (formerly referenced as FSP FAS 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This ASC, which became effective for the Company on July 1, 2009, did not impact the consolidated financial results of the Company as the requirements are disclosure-only in nature.

During June 2008, the FASB issued ASC 815, Derivatives and Hedging, (“ASC 815”) (formally referenced as Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”)), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The Company has determined that ASC 815 does not materially affect, and is not reasonably likely to materially affect, its consolidated financial statements.

In August 2009, the Financial Accounting Standards Board or FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“Topic 820”) - Measuring Liabilities at Fair Value an Update 2009-05. Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on December 31, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

3. Inventories

The components of inventories include the following at:

	(unaudited)
	December 31, 2009	June 30, 2009

Raw material	$534,725	$393,582
Work in Process	459,191	378,360
Finished Goods	436,884	563,493
Reserve for obsolescence	(377,837)	(352,157)
	$1,052,963	$983,278

4.  Property and Equipment

Property and equipment are summarized as follows:

		December 31,	June 30, 2009
	Estimated	2009
	Life (Years)	(Unaudited)

Manufacturing equipment	5 - 10	$4,243,211	$6,982,244
Computer equipment and software	3 - 5	245,943	529,259
Furniture and fixtures	5	169,854	217,669
Leasehold improvements	6 - 7	1,225,751	1,244,434
Tooling	1 - 5	408,668	68,071
Total Property and Equipment		6,396,527	9,041,677

Less accumulated depreciation and amortization		4,082,996	7,017,106
Total property and equipment, net		$2,210,432	$2,024,571

During the second quarter of fiscal year 2010 manufacturing equipment and computer equipment in the amount of $3,195,082 was written off as abandoned assets.  These assets were fully depreciated.

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(Unaudited)
	December 31, 2009	June 30, 2009

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(470,868)	(454,434)

Net carrying amount	$150,435	$166,869

Amortization expense related to intangible assets totaled approximately $16,434 during both six-month periods ended December 31, 2009 and 2008.  The net carrying amount will be amortized over the following schedule:

2010	2011	2012	2013	2014	Thereafter	Total
16,434	32,868	32,868	32,868	32,868	2,529	150,435

6. Accounts Payable

The accounts payable balance includes $33,600 and $86,931 of related party transactions for board of director’s fees as of December 31, 2009 and June 30, 2009, respectively.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares Authorized	Outstanding	Issuance
		at December 31,	at December 31,
		2009	2009
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	638,390	657,105
Employee Stock Purchase Plan	200,000	—	144,388

	1,915,625	638,390	801,493

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $397 and $1,158 for the six months ended December 31, 2009 and 2008, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

There were no stock options or restricted stock units granted in the six month period ended December 31, 2009. There were no stock options and 75,000 restricted stock units granted in the six months ended December 31, 2008.

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 49% and 5%, respectively, for the six months ended December 31, 2009 and 46% and 5%, respectively, for the six months ended December 31, 2008.  The volatility rate and expected term are based on five-year historical trends in common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2009 is presented below:

				Restricted
		Stock Options		Stock Units (“RSU”)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2009	369,940	$8.10	7.6	304,700	0.9

Granted	—	—	—	—	—
Exercised	—	—	—	(20,000)	—
Cancelled	(16,250)	20.91	7.9	—	—

December 31, 2009	353,690	$7.51	7.1	284,700	0.8

Awards exercisable/vested as of
December 31, 2009	175,286	$13.45	6.0	184,700	—

Awards unexercisable/unvested as of
December 31, 2009	178,404	$2.31	8.2	100,000	0.8
	353,690			284,700

The total intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 was $45,207 and $0 respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2009 and 2008 was $33,800 and $7,700, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2009 and 2008 was $312,143 and $109,086, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2009 and 2008 was $83,930 and $116,151, respectively.

The total fair value of option shares vested during the six months ended December 31, 2009 and 2008 was $35,335, and $203,176, respectively.  As of December 31, 2009, there was $151,332 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:
		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Six Months ended June 30, 2010	$27,148	$24,126	$51,274

Year ended June 30, 2011	34,616	48,252	82,868

Year ended June 30, 2012	9,638	7,552	17,190

	$71,402	$79,930	$151,332

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2009 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2009	201,094	141,670	342,764	$2.24
Granted	—	—	—	—
Vested	(11,750)	(41,670)	(53,420)	3.01
Cancelled/Issued/Forfeited	(10,940)	—	(10,940)	1.25
December 31, 2009	178,404	100,000	278,404	$1.77

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2009 and 2008 included in the consolidated statements of operations:

	Six Months December 31, 2009	Six Months December 31, 2008

Stock options	$40,135	$4,949

RSU	24,775	47,503

Total	$64,910	$52,452

The amounts above were included in:
General & administrative	$47,632	$74,206
Cost of sales	10,295	(26,882)
New Product Development	6,983	5,128
	$64,910	$52,452

During the six months ended December 31, 2009 and 2008 the Company reversed approximately $4,000 and $74,000, respectively, in stock compensation expense related to the forfeiture of unvested options and RSUs.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.  The computation for basic and diluted earning (loss) per share are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$41,676	$(1,725,508)	$(664,697)	$(2,749,317)

Weighted average common shares outstanding:
Basic	8,163,675	5,892,829	7,739,087	5,652,444

Effect of dilutive securities:
Options to purchase common stock	31,802	—	—	—
Restricted stock units	43,089	—	—	—
Common stock warrants	356,830	—	—	—
Convertible debentures	—	—	—	—
Diluted	8,595,396	5,892,829	7,739,087	5,652,444

Earnings (Loss) per common share:
Basic	$0.01	$(0.29)	$(0.09)	$(0.49)
Diluted	$0.00	$(0.29)	$(0.09)	$(0.49)

Excluded from computation: (1)
Options to purchase common stock	281,924	307,379	353,690	307,379
Restricted stock units	209,700	330,600	284,700	330,600
Common stock warrants	712,000	2,295,324	2,900,944	2,295,324
Convertible debentures	1,402,110	1,426,461	1,402,110	1,426,461
	2,605,734	4,359,764	4,941,444	4,359,764

(1)   For the quarter ended December 31, 2009, stock options, restriucted stock units and warrants were excluded as their exercise price was higher than the Company’s average stock price for the quarter.

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment balance reflects net gains of $58,233 at June 30, 2009 and $46,588 at December 31, 2009.  The Company, as of December 31, 2009, had approximately $1,696,000 in assets and $1,317,000 in net assets located at the Shanghai facility. The Company has purchased and transferred equipment to the Shanghai facility and other equipment owned by the Company was transferred from the Orlando facility to the Shanghai facility during each fiscal year since 2006.

10.  Convertible Debentures

On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2,929,000 and net proceeds of $2,672,430.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman

and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share (the “October Interest Shares”).  The remaining interest on the Debentures was prepaid by issuing common stock in December 2008.

Upon issuance the Debentures were immediately convertible into 1,901,948 shares of common stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.  If all of the Warrants are exercised at that time, we would receive additional proceeds in the amount of $1,645,184.

Investors who participated in our July 2007 offering were offered an incentive to invest in the debenture offering.  Four investors from the July 2007 offering participated in the debenture offering and as a result we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share.  The reduced exercise price lowered potential proceeds on the exercise of the warrants from the July 2007 offering by $119,212 to $107,663.  Additionally, such investors were issued an aggregate of 73,228 shares of common stock (the “Incentive Shares”), valued at $75,131.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The warrants were valued at $194,057 using the Black-Scholes-Merton pricing model and were recorded as debt costs. The warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 offering was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that we sold the Debentures, Warrants and shares of common stock in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants, the October Interest Shares and the Incentive Shares have been registered for resale under the Act.  The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value the Company’s stock options and RSUs. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of common stock.  As an inducement to partially convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-

Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.   For the six months ended December 31, 2009, $175,329 of the amortized debt discount was amortized through interest expense on the consolidated statement of operations, and the remaining unamortized debt discount was $575,441 at December 31, 2009. On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the six months ended December 31, 2009 and 2008, $69,848 and $190,546, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $229,232 as of December 31, 2009.

Total principal outstanding on the Debentures and the amount outstanding for directors’ and officers’ purchases under the Debentures was $2,159,250 and $266,250, respectively at December 31, 2009, less unamortized debt discount of $575,441 and $70,956, respectively.

We can force the debenture holders to convert the Debentures into shares of our common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11.  August 2009 Private Placement

On August 19, 2009, we executed a Securities Purchase Agreement with thirty-three institutional and private investors with respect to a private placement of an aggregate of 1,298,827 shares of our common stock at $1.26 per share and warrants to purchase 649,423 shares of our common stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the shares of common stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We are using the funds to provide working capital for our operations.

The Company paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc. (“Garden State”), in an amount equal to $148,100 plus costs for legal fees and bank charges.  The Company also issued to Garden State and its designees warrants to purchase an aggregate of 155,860 shares of our common stock at exercise price equal to $1.73 per share, for a five-year term beginning February 19, 2010.  Legal and other expenses to register the shares of $71,310 were netted against the proceeds.

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of common stock and the August 2009 warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of common stock and the shares of common stock underlying the August 2009 Warrants have been registered for resale under the Act. The registration was declared effective on October 21, 2009.

The Securities Purchase Agreement provides the investors with a right to participate in future financing at the then current terms until August 19, 2010.

12. Contingencies

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the July 2007 offering demanding rescission of its investment and reimbursement to the investor for its expenses incurred in connection with the transaction.  The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction.  We believed there was no merit to the investor’s claims and rejected the demand.

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

On March 9, 2009 we were served with a complaint filed by the same investor who filed the Federal Action against the Company in the New York State Supreme Court of New York County.  In the complaint, the investor sought damages for the loss of value of its investment as well as reimbursement of its expenses incurred in connection with its investment.

We entered into a settlement agreement with the investor in November 2009 and the case is now closed.  Settlement costs were recorded in general, selling and administrative expenses on the consolidated statement of operations for the three months ended September 30, 2009.

The Company from time to time may be involved in various legal actions arising in the normal course of business. We are not currently a party to any pending legal proceedings.

13. D&O Payment

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

In May 2008, we submitted a claim against our D&O carrier, Reliance Insurance Company (“Reliance”), for reimbursement of our legal fees incurred in connection with the Texas Action. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy, stating that our full $1 million limit claimed would be allowed as a Class B claimant.  We received an initial payment on September 9, 2009 in the amount of $276,376, which was recorded against legal expenses. A Notice of Determination reflecting the balance of our claim is to proceed under the court approved liquidation process for Reliance. The actual amount of the subsequent distribution to us will be determined according to the court approved percentage participation for Class B claimants. In December 2009 we sold the balance of our claim against Reliance, and the rights to collect such future distributions, if any, to a third party in exchange for immediate cash proceeds of $280,000. Total proceeds of $556,376 were recorded as an offset to legal expenses in the consolidated statements of operations during the six months ended December 31, 2009. These funds are not subject to repayment if the claim is not ultimately paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

EBITDA is a non-GAAP financial measure used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation, amortization and interest expense. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of the Company’s core operations and for planning purposes. We calculate EBITDA by adjusting net loss to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

Overview

Historical:  We are in the business of supplying users with glass lenses and other specialty optical products that have applications in a number of different industries. Due to the emergence of optical technologies in communications, networking and data storage products in the late 1990’s, there was a significant surge in demand for our products, particularly in the period represented by our fiscal years 1999-2001. During this period, our annual revenues increased from less than $2 million in sales to approximately $25 million due to both acquisitions (to add glass lens production capacity and market presence, and isolators to our existing line of collimators and proprietary glass lenses) and organic product line growth.

During fiscal 2002, optical component markets experienced a severe downturn that resulted in a significant decline in the demand for our products. By fiscal 2003, our sales had contracted to just under $7 million. The business infrastructure was too large and diverse to support a business of this reduced size and a decision was made in late fiscal 2002 and implemented during fiscal 2003 to close our isolator production facility in California and our headquarters and collimator and lens production facility in New Mexico. Our manufacturing and production equipment from these locations was consolidated in our headquarters and manufacturing facility in Orlando, Florida and until November 2005 all of the aforementioned products were manufactured there. The consolidation was completed by June 30, 2003, resulting in a significant reduction in net cash used by the business.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Over 95% of the Company’s precision molded lenses produced in the six months ended December 31, 2009 were manufactured at the Shanghai facility.  We have increased the capacity of the Shanghai facility by purchasing additional equipment. Due to improved operating efficiencies and lower revenues we reduced our Shanghai workforce by approximately 20 employees in December 2008.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month periods. During the six months ended December 31, 2009 and 2008 we incurred an $11,645 loss and a $382 gain on foreign currency translation, respectively.

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

At December 31, 2009, our disclosure backlog has grown approximately $1.7 million to $4.0 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter high volume lower cost commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line.  With the continuing diversification of our backlog we expect to show modest increases in revenue the fiscal third and fourth quarters of 2010. Bookings have increased for our industrial low cost lenses in Asia. We have begun production on these large orders and project continued production subject to customer qualifications of our samples lenses.

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net Income (loss)	$41,676	$(1,725,508)	$(664,697)	$(2,749,317)
Depreciation and amortization	158,267	144,265	303,431	320,918
Interest expense	163,402	853,526	342,988	1,012,248
EBITDA	$363,345	$(727,717)	$(18,278)	$(1,416,151)

EBITDA- Our EBITDA for the six months ended December 31, 2009 and 2008, was a loss of $18,278, compared to a loss of $1,461,151 for the six months ended December 31, 2008. The increase in EBITDA was principally caused by lower selling, general and administrative expenses and higher revenues. For comparision purposes, net loss was approximately $665,000 or $0.08 per basic and diluted common share during the first half of fiscal 2010, compared with the first half of fiscal 2009, in which we reported a net loss of $2,749,000 or $0.49 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the six months ended December 31, 2009 and 2008, our DCSI was 76 and 73, respectively compared to 77 for the year ended June 30, 2009.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the six months ended December 31, 2009 and 2008, our DSO was 60 and 63, respectively. During the year ended June 30, 2009 our DSO was 62.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of the current operating loss of $323,000 for the six months ended December 31, 2009 as well as recurring operating losses during fiscal years 2009 and 2008 of $2.5 million and $5.5 million, respectively, and cash used in operations for the six months ended December 31, 2009 of $479,000 as well as cash used in operations during fiscal years 2009 and

2008 of $1.5 million and $3.4 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

 At December 31, 2009 we had a book cash balance of approximately $906,000. For the six months ended December 31, 2009, cash decreased from June 30, 2009 by approximately $1,091,000, excluding the proceeds we received from the private common stock offering in August 2009, compared to a decrease of approximately $2,507,000, excluding the debenture offering proceeds we received in August 2008 in the same period of the prior fiscal year.  The use of cash in both periods was primarily for the operating expenses, capital expenditures and financing expenses of the periods. Additionally, the use of cash for the six month period ending December 31, 2009 included payments to vendors of which $483,000 were for invoices over 60 days beyond vendor terms. On February 1, 2010, the Company had a book cash balance of approximately $547,000.

Through the first half of fiscal 2010 we continued to engage in efforts to keep costs under control as we seek renewed sales growth. Cost reduction initiatives in the first half of fiscal 2010 include the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first half of fiscal 2010 17% of our precision molded optics sales in units were of more expensive glass types, compared to 57% in the prior fiscal year.  In March 2009 the Orlando staff was reduced to a four day work week.  This reduction in headcount and work week saved $472,000 in the fiscal first quarter in wages and benefits costs compared to the first quarter of fiscal 2009. In November 2009 we returned to a five day work week in Orlando, as we experienced an increase in quote activity and engineering work associated with the introduction of new lenses to support the growing revenues. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower labor cost by moving production to our Shanghao facility, lower coating costs due to larger volumes of lenses to be coated, and improving production yields and efficiencies.

We also expect sales increases and to some extent, margin improvements during the rest of fiscal year 2010.  The increased sales will allow us to spread our overhead cost over a larger base thereby increasing gross margins. Focused efforts are underway to penetrate non-laser markets.  In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets.  We believe that cash flow from operations will improve in the future based upon anticipated increases in sales and further cost reductions.  We believe these factors will contribute toward achieving profitability assuming we meet our sales targets.

If our efforts at reaching positive cash flow and profitability are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

We continue to face financial challenges arising from current worldwide economic conditions which have affected our customers, suppliers, and others with whom we do business.  Management believes the Company currently has sufficient cash to fund its operations through January 2011 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year.  Management believes that taking the current booking rates combined with the existing order backlog the Company will be able to generate increased revenues.  If we determine that future revenues are below current projections then we will attempt to implement additional cost saving measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers.  We are continually evaluating our supplier situation to ensure we meet our booked orders.  This also includes seeking new suppliers and looking for price reductions.

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

Our uses of cash primarily consist of payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Periodically, however, we do make expenditures for capital goods.  Since 2001 we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of shares of common stock or debt convertible into shares of our common stock, such as our private placement offerings in each of the current and last five fiscal years.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by debt financing. The debentures issued by the Company to certain investors in August 2008 contain certain limitations on our ability to issue additional equity securities without the approval of the current debenture holders, or offering such holders to participate in the equity offerings. Ultimately, this may affect our ability to obtain additional equity financing. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Unless we are able to expand our cash resources over the next quarter, we will be unable to sustain our business transition and growth plan and may be unable to maintain our current level of business. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price.

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2009 compared to the three months ended December 31, 2008

Revenues:

For the quarter ended December 31, 2009, we reported total revenues of $2.2 million compared to $1.9 million for the second quarter of last fiscal year, an increase of 16%. The increase from the second quarter of the prior fiscal year was primarily attributable to higher sales volumes of molded optics offset by lower isolator revenues. Our molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of the high volume low cost lenses. Our current cost structure has allowed us to sell product at lower prices while improving gross margins. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2010 compared to second quarter of fiscal 2009 increased to 43% from 25%. Total manufacturing cost of $1,269,000 was approximately $170,000 lower in the second quarter of fiscal 2010 compared to the same period of the prior fiscal year. This was due to lower production costs. Unit shipment volume in precision molded optics is up 158% in the second quarter of fiscal 2010 compared to the same period last year. This resulted in better absorption of overhead costs which resulted in improved fixed cost utilization which lowers our unit cost.  Direct costs, which include material, labor and services, increased to 26% of revenue in the second quarter of fiscal 2010, as compared to 22% of revenue in the second quarter of fiscal 2009. During the second quarter of fiscal 2010 we wrote off an accrued royalty to the University of Florida (“UF”) of $68,000. UF had made no effort to collect the royalty since 2004.  Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower coating costs due to larger volumes of lenses to be coated and lower labor cost by moving production to China. Gross margins improved as a result of the cost reduction programs we have implemented and the improved production yields and efficiencies we have achieved.  During the second quarter of fiscal year 2010, over 95% of our precision molded optics were produced at our Shanghai facility as compared to over 90% in the same period in the prior fiscal year.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 39% of combined capacity for the six months ended December 31, 2009 as compared to 29% for the six months ended December 31, 2008. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:

During the second quarter of fiscal 2010, selling, general and administrative (“SG&A”) costs were approximately $544,000, which was a decrease of approximately $565,000 compared to the second quarter of fiscal 2009. This decrease in SG&A expenses included a reduction in salaries and benefits of $124,000 for the second quarter of fiscal 2010 compared to the same period in fiscal 2009 resulting from salary reductions due to a four day work week in Orlando in March 2009 and a return to the five day work week for November and December 2009.  We also had a $88,000 decrease in consulting fees, a $27,000 decrease in rent expense, a $33,000 decrease in board of directors fees and a $11,000 decrease in accounting fees. Also, in the second quarter of fiscal 2010, we received a one-time payment in the amount of $280,000 from the sale of the balance of our D&O insurance claim against our insurance carrier as noted in our footnotes to our consolidated financial statements. In the second quarter of fiscal 2010 we adjusted our investor relations expense by a credit of $142,000 to reflect the new longer term of the investor relations media contract entered into in September 2009. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities.

New Product Development:

New product development costs decreased by approximately $26,000 to approximately $202,000 in the second quarter of fiscal 2010 versus $228,000 in the second quarter of fiscal 2009 due to decreased salaries offset by an increase in material costs. We anticipate a minor decrease in fiscal year 2010 in product development costs due to lower spending for materials.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended December 31, 2009 and 2008.

Other Income (Expense):

Interest expense was approximately $163,000 in the second quarter of fiscal 2010 as compared to $854,000 in the second quarter of fiscal 2009. Approximately $2,000 of the interest expense for the second quarter of fiscal 2010 is attributable to our equipment term loan and our capital equipment lease. The debentures issued in August 1, 2008 accounted for approximately $161,000 of interest during the quarter ended December 31, 2009 representing periodic interest at 8%, amortization and write-off of the related debt issuance costs and debt discount, and value of shares of common stock and warrants issued as incentive to participate in the debenture offering and to induce the partial conversion of the debentures to shares of common stock. The debentures issued in August 2008 accounted for approximately $847,000 of interest during the quarter ended December 31, 2008, representing periodic interest at 8%, amortization and write-off of the related debt issuance costs, and debt discount, and value of shares of common stock and warrants issued as incentive to participate in the debenture offering and to induce the partial conversion of the debentures to shares of common stock. On December 31, 2008, 25% of the debentures were converted into shares of common stock and $304,382 of debt discount and $121,255 of debt issue costs were written-off to interest expense in the second quarter of fiscal 2009.  Future interest expense on the debentures is expected to be approximately $43,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter. Investment and other income was approximately $800 in the second quarter of fiscal 2010 and $5,000 in the second quarter of fiscal 2009.

Net Income:

Net income was approximately $42,000 or $0.01 basic and $0.00 diluted per share during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009, in which we reported a net loss of $665,000 or $0.08 basic and diluted per share. This represents an $1,767,000 decrease in net loss. Weighted-average shares outstanding increased to 8,163,675 in the second quarter of fiscal 2010 compared to 7,898,345 in the second quarter in fiscal 2009 primarily due to the issuance of shares in a private placement in the first quarter of 2010.

Fiscal First Half: Six months ended December 31, 2009 compared to the six months ended December 31, 2008

Revenues:

For the six months ended December 31, 2009, we reported total revenues of $3.8 million compared to $4.2 million for the first half of last fiscal year, a decrease of 11%. The decrease from the first half of the prior fiscal year was primarily attributable to lower sales volumes across all product lines except molded optics. Our molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of the high volume low cost lenses. Our current cost structure has allowed us to sell product at lower prices while improving gross margins. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2010 compared to first half of fiscal 2009 increased to 43% from 26%. Total manufacturing cost of $2.2 million was approximately $1.0 million lower in the first half of fiscal 2010 compared to the same period of the prior fiscal year. This was due to lower production costs. Unit shipment volume in precision molded optics is up 177% in the first half of fiscal 2010 compared to the same period last year. This resulted in better absorption of overhead costs which resulted in improved fixed cost utilization which lowers our unit cost. During the second quarter of fiscal 2010 we wrote off an accrued royalty to the University of Florida (“UF”) of $68,000. UF had made no effort to collect the royalty since 2004.   Direct costs, which include material, labor and services, were reduced to 22% of revenue in the first half of fiscal 2010, as compared to 23% of revenue in the first half of fiscal 2009. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower coating costs due to larger volumes of lenses to be coated and lower labor cost by moving production to China. Gross margins improved as a result of the cost reduction programs we have implemented and the improved production yields and efficiencies we have achieved.  During the first half of fiscal 2010, over 95% of our precision molded optics were produced at our Shanghai facility as compared to over 90% in the same period in the prior fiscal year.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 39% of combined capacity for the six months ended December 31, 2009 as compared to 29% for the six months ended December 31, 2008. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:

During the first half of fiscal 2010, SG&A costs were approximately $1,505,000, which was a decrease of approximately $833,000 compared to the first half of fiscal 2009. This decrease in SG&A expenses included a reduction in salaries and benefits of $300,000 for the first half of fiscal 2010 compared to the same period in fiscal 2009 resulting from reduced headcount and salary reductions. The first four months of fiscal 2010 were at a four day work week. We returned to a five day work week starting in November 2009.  We also had a $82,000 decrease in rental costs, a $43,000 decrease in accounting fees, a $38,000 decrease for insurance and a $38,000 decrease in travel expenses. Also, in the first half of fiscal 2010, we received two one-time payments totaling $556,000. The first payment of $276,000 was from our prior D&O insurance carrier, Reliance, as a reimbursement of legal expenses we previously incurred. The second receipt of $280,000 was from the sale of the balance of our insurance claim against Reliance as noted in our footnotes to our consolidated statement of operations. This was partially offset by higher investor relations expenses of $158,000 and higher legal expenses for payments in connection with our recent litigation, as described in Legal Proceedings, below and in footnote 11 to the accompanying consolidated financial statements. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities.

New Product Development:

New product development costs decreased by approximately $74,000 to approximately $428,000 in the first half of fiscal 2010 versus $502,000 in the first half of fiscal 2009 due to decreased salaries offset by an increase in material costs. We anticipate a minor decrease in fiscal year 2010 in product development costs due to lower spending for materials.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $16,000 per half year of both the six month periods ended December 31, 2009 and 2008.

Other Income (Expense):

Interest expense was approximately $343,000 in the first half of fiscal 2010 as compared to $1,012,000 in the first half of fiscal 2009. Approximately $3,000 of the interest expense for the first half of fiscal 2010 is attributable to our equipment term loan and our capital equipment lease. The debentures issued in August 2008 accounted for approximately $338,000 of interest during the six months ended December 31, 2009 representing periodic interest at 8%, amortization and write-off of the related debt issuance costs and debt discount, and value of shares of common stock and warrants issued as incentive to participate in the debenture offering and to induce the conversion of the debentures to shares of common stock. The debentures issued in August 2008 accounted for approximately $982,000 of interest during the six months ended December 31, 2008 representing periodic interest at 8%, amortization and write-off of the related debt issuance costs, and debt discount and value of common shares and warrants issued as incentive to participate in the debenture offering and to induce the conversion of the debentures into common stock. On December 31, 2008, 25% of the debentures were converted into shares of common stock and $304,382 of debt discount and $121,255 of debt issue costs were written-off to interest expense in the second quarter of fiscal 2009.  Future interest expense on the debentures is expected to be approximately $43,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter.  Investment and other income was approximately $1,000 in the first half of fiscal 2010 and $15,000 in the first half of fiscal 2009.

Net Loss:

Net loss was approximately $665,000 or $0.08 basic and diluted per share during the first half of fiscal 2010, compared with the first half of fiscal 2009, in which we reported a net loss of $2,749,000 or $0.49 basic and diluted per share. This represents an $2,084,000 decrease in net loss. Weighted-average shares outstanding increased to 7,898,345 in the first half of fiscal 2010 compared to 5,652,444 in the first half of fiscal 2009 primarily due to the issuance of shares related to the conversion of 25% of the debentures and prepayment of interest in shares of common stock in the first half of fiscal 2009 and to the issuance of shares of common stock in a private placement in the first quarter of 2010.

Critical Accounting Policies and Estimates:

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

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (formerly referenced as FSP FAS 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This ASC, which became effective for the Company on July 1, 2009, did not impact the consolidated financial results of the Company as the requirements are disclosure-only in nature.

During June 2008, the FASB issued ASC 815, Derivatives and Hedging, (“ASC 815”) (formally referenced as Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-05”)), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The Company has determined that ASC 815 does not materially affect, and is not reasonably likely to materially affect, its consolidated financial statements.

In August 2009, the Financial Accounting Standards Board or FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“Topic 820”) - Measuring Liabilities at Fair Value an Update 2009-05. Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on December 31, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On September 24, 2007, the Company received a letter from one of the investors that purchased $500,000 of common stock issued in the July 2007 offering demanding rescission of its investment and reimbursement to the investor for its expenses incurred in connection with the transaction.  The demand was based on the investor’s allegations that we failed to disclose facts material to the investor in making its investment decision. The alleged material omissions include facts relating to the prospective termination of the employment of Kenneth J. Brizel, our then Chief Executive Officer and our financial condition, and alleged breaches of certain representations and warranties set forth in the Securities Purchase Agreement executed with respect to the transaction.  We believed there was no merit to the investor’s claims and rejected the demand.

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

On March 9, 2009 we were served with a complaint against the Company in the New York State Supreme Court of New York County filed by the same investor that filed the Federal Action.  In the complaint, the investor sought damages for the loss of value of its investment as well as reimbursement of its expenses incurred in connection with its investment.

The Company entered into a settlement agreement with the investor in November 2009, resulting in the case being dismissed. In connection with the settlement, we booked a charge to selling, general and administrative expenses.

The Company from time to time may be involved in various legal actions arising in the normal course of business. We are not currently a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with an agreement dated as of November 25, 2009, we issued 26,455 shares of our Class A common stock, par value $0.01 per share, at $1.89 per share to Harborview Master Fund LP in connection with the settlement of certain litigation described under Item 1, Legal Proceedings.  We did not receive any cash proceeds from the issuance of the shares of common stock.  This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that the shares of common stock were sold by the Company in a transaction not involving any public offering).  The shares of common stock have been registered for resale under the Act.  The registration statement was declared effective on December 14, 2009.

On October 28 2009, we issued 69,455 shares of our Class A common stock, par value $0.01 per share, at $2.16 per share to MJD Media LLC for services rendered as a consultant.  We did not receive any cash proceeds from the issuance of the shares of common stock.  This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that the shares of common stock were sold by the Company in a transaction not involving any public offering). The shares of common stock have not been registered for sale under the Act.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company, First	5

4.2	Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	13

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

Exhibit Number	Description	Notes

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11
10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11
10.10	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	12

10.11	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	14

10.12	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	15

10.13	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	16
10.14	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16
10.15	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16
10.16	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	17
10.17	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	17
10.18	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	17

Exhibit Number	Description	Notes

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 4, 2010	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: February 4, 2010	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer