Form 10-Q
period 2010-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2010-05-06
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
8,797,377 shares of common stock, Class A, $.01 par value, outstanding as of May 3, 2010.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Index

Item 1. Financial Statements
LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	Unaudited
	March 31,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$542,891	$579,949
Trade accounts receivable, net of allowance of $24,423 and $26,131	1,975,213	973,634
Inventories, net	1,090,325	983,278
Other receivables	-	183,413
Prepaid interest expense	219,653	366,219
Prepaid expenses and other assets	360,363	173,882
Total current assets	4,188,445	3,260,375
Property and equipment – net	2,339,754	2,024,571
Intangible assets – net	142,218	166,869
Debt costs, net	190,150	299,080
Other assets	37,813	78,701
Total assets	$6,898,380	$5,829,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,316,090	$1,376,599
Accrued liabilities	180,000	181,318
Accrued payroll and benefits	318,594	332,609
Note payable, current portion	-	152,758
Capital lease obligation, current portion	-	5,050
Total current liabilities	1,814,684	2,048,334

Deferred rent	594,710	644,056
8% convertible debentures to related parties, net of debt discount	195,294	175,255
8% convertible debentures, net of debt discount	1,386,622	1,270,725
Total liabilities	3,991,310	4,138,370

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 8,281,530 and 6,696,992
shares issued and outstanding, respectively	82,815	66,970
Additional paid-in capital	205,015,867	203,151,364
Foreign currency translation adjustment	46,374	58,233
Accumulated deficit	(202,237,986)	(201,585,341)
Total stockholders’ equity	2,907,070	1,691,226
Total liabilities and stockholders’ equity	$6,898,380	$5,829,596

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Product sales, net	$2,660,415	$1,656,889	$6,443,848	$5,899,853
Cost of sales	1,409,356	1,242,291	3,566,230	4,387,283

Gross margin	1,251,059	414,598	2,877,618	1,512,570

Operating expenses:

Selling, general and administrative	816,957	816,805	2,322,422	3,155,255
New product development	222,607	184,111	650,281	686,579

Amortization of intangibles	8,217	8,217	24,651	24,651
Loss (Gain) on sale of property and equipment	-	2,463	-	(5,244)

Total costs and expenses	1,047,781	1,011,596	2,997,354	3,861,241

Operating income (loss)	203,278	(596,998)	(119,736)	(2,348,671)

Other income (expense):
Interest expense	(54,272)	(48,932)	(152,083)	(392,315)
Interest expense - debt discount	(98,107)	(80,378)	(273,436)	(558,699)
Interest expense - debt costs	(39,082)	(32,020)	(108,930)	(222,564)
Investment and other income	235	2,153	1,540	16,757
Total other expense, net	(191,226)	(159,177)	(532,909)	(1,156,821)

Net income (loss)	$12,052	$(756,175)	$(652,645)	$(3,505,492)

Income (Loss) per common share (basic)	$0.00	$(0.11)	$(0.08)	$(0.58)

Number of shares used in per share calculation (basic)	8,232,496	6,674,453	7,901,156	5,993,114

Income (Loss) per common share (diluted)	$0.00	$(0.11)	$(0.08)	$(0.58)

Number of shares used in per share calculation (diluted)	9,339,878	6,674,453	7,901,156	5,993,114

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2010
(Unaudited)

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2009	6,696,992	$66,970	$203,151,364	$58,233	$(201,585,341)	$1,691,226

Issuance of common stock for:
Employee Stock Purchase Plan	8,910	89	6,768	-	-	6,857
Vested restricted stock units	20,000	200	(200)	-	-	-
Exercise of employee stock options	7,993	80	8,313	-	-	8,393
Conversion of debentures	89,286	893	136,607	-	-	137,500
Cashless exercise of warrants	63,622	636	(636)	-	-	-
Settlement of litigation	26,455	265	49,735	-	-	50,000
Consulting services	69,445	694	149,306	-	-	150,000
Stock based compensation on stock options and restricted stock units	-	-	110,508	-	-	110,508
Sale of common stock and warrants, net	1,298,827	12,988	1,404,102	-	-	1,417,090
Foreign currency translation adjustment	-	-	-	(11,859)	-	(11,859)
Net loss	-	-	-	-	(652,645)	(652,645)
Comprehensive loss						(664,504)

Balance at March 31, 2010	8,281,530	$82,815	$205,015,867	$46,374	$(202,237,986)	$2,907,070

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(652,645)	$(3,505,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497,226	432,505
Interest from amortization of debt discount	273,436	558,699
Fair value of warrants issued to induce debenture conversion	-	215,975
Interest from amortization of debt costs	108,930	222,564
Issuance of common stock for interest on convertible debentures	-	97,633
Common stock issued for legal settlement	50,000	-
Gain on sale of property and equipment	-	(5,244)
Stock based compensation	110,508	106,241
Provision for doubtful accounts receivable	(1,708)	(558)
Deferred rent	(49,346)	(2,752)
Common stock issued for payment of consulting services	150,000	49,800
Changes in operating assets and liabilities:
Trade accounts receivables	(999,871)	282,465
Other receivables	183,413	-
Inventories	(107,047)	115,585
Prepaid expenses and other assets	973	686
Accounts payable and accrued liabilities	(75,842)	(750,833)
Net cash used in operating activities	(511,973)	(2,182,726)
Cash flows from investing activities
Purchase of property and equipment	(787,758)	(123,884)
Proceeds from sale of equipment	-	37,791
Net cash used in investing activities	(787,758)	(86,093)
Cash flows from financing activities
Proceeds from exercise of stock options	8,393	-
Proceeds from sale of common stock, net of costs	1,417,090	-
Proceeds from sale of common stock from employee stock purchase plan	6,857	14,220
Borrowings on 8% convertible debenture, net of issuance costs	-	2,672,430
Payments on secured note payable	-	(260,828)
Payments on capital lease obligation	(5,050)	(13,717)
Payments on note payable	(152,758)	(125,118)
Net cash provided by financing activities	1,274,532	2,286,987
Effect of exchange rate on cash and cash equivalents	(11,859)	3,443
Increase (decrease) in cash and cash equivalents	(37,058)	21,611
Cash and cash equivalents, beginning of period	579,949	358,457
Cash and cash equivalents, end of period	$542,891	$380,068
Supplemental disclosure of cash flow information:
Interest paid in cash	$3,477	$31,568
Income taxes paid	5,100	-
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	137,500	732,250
Fair value of warrants issued to broker of debt financing	-	194,057
Fair value of warrants and incentive shares issued to debenture holders	-	790,830
Intrinsic value of beneficial conversion feature underlying convertible debentures	-	600,635

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

History and Liquidity

History: LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provides a launching point to drive the Company’s sales expansion in the Asia/Pacific region. Over 95% of precision molded lenses were manufactured in the Shanghai facility during the nine months ended March 31, 2010 compared to over 93% during the nine months ended March 31, 2009.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications.

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of March 31, 2010 the Company has an accumulated deficit of approximately $202 million. Cash used in operations was $512,000 for the nine months ended March 31, 2010.  Cash used in operations was $1.5 million, $3.4 million and $1.9 million during fiscal years ended 2009, 2008 and 2007, respectively. Cost reduction initiatives in the first nine months of fiscal 2010 include the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first nine months of fiscal 2010 21% of our precision molded optics sales in units were of more expensive glass types, compared to 52% in the prior fiscal year.  Management believes these factors will contribute towards achieving profitability assuming we meet out sales targets.

The fiscal 2010 operating plan and related financial projections were developed anticipating sales growth primarily in industrial laser tools, telecom and other low cost high volume products for the imaging markets in Asia, which are new markets for us. We expected continued margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to the Shanghai facility, offset by marginal increases in selling, administrative and new product development expenditures.

We have met our budgeted net income targets through the nine months ended March 31, 2010. Our results for the nine months ended March 31, 2010 were comparable to our nine month operating plan for the nine months ended March 31, 2010.  Our revenues were lower than expected in the precision molded optics product.  The shortfall in forecasted margin dollars was offset by lower selling, general & administrative expenses and an unexpected payment received from the sale of the balance of our insurance claim against our D&O insurance carrier for legal expenses previously incurred.  We expect similar results in the fourth quarter of fiscal 2010 to the third quarter.

The Company had a cash balance of approximately $543,000 at March 31, 2010. In August 2009 we raised net proceeds of $1,417,090 from the sale of common stock.  Also, as further discussed below, in April 2010 we raised $1,117,000 in gross proceeds from the sale of common stock. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our financial resources are not sufficient to sustain our operations or to pursue our business plan.  There is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed an operating plan for fiscal year 2011 and believes the Company has adequate financial resources to achieve that plan and to sustain its current operations through April 2011. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated.

Liquidity: Cash continues to be a concern of the Company. In fiscal 2007, 2008 and 2009, cash used in operations was approximately $1.9 million, $3.4 million and $1.5 million, respectively. During the nine months ended March 31, 2010, the Company used approximately $543,000 of cash for operating activities.

For the nine months ended March 31, 2010, cash decreased by $37,000 compared to an increase of $22,000 in the same period of the prior fiscal year.  The increase in cash in fiscal 2009 was primarily related to net proceeds of $2,672,430 received by the Company through a debenture offering in August 2008 offset by spending for net losses, working capital, fixed asset purchases and notes payable. The decrease in cash for fiscal 2010 was due to net proceeds of $1,417,090 received by the Company through a $1,636,500 private placement of common stock and warrants in August 2009, offset by spending on labor and benefits, rent and utilities, period expenses, working capital, fixed assets purchases and notes payable.

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants are priced at $2.48 per share and are exercisable for a period of 5 years beginning on October 8, 2010. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1,117,006.  The Company will use the funds to expand its pressing capacity and provide working capital for its operations.  Among the investors were James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share for their shares.

The Company has paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc., in an amount equal to $88,610 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase an aggregate of 50,773 shares of Common Stock at exercise price equal to $2.48 per share.  The Warrants have a five-year term and are exercisable by Garden State and its designees after October 8, 2010.

We have taken certain actions to conserve our cash including extending time for payment to certain of our vendors. We have negotiated payment plans with some key vendors and are making payments on these payment plans.

Management believes the Company currently has sufficient cash to fund its operations through April 2011 assuming revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year. Management believes that taking the current booking rate combined with the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Aacquisition of goods from our vendors has a 10% purchase burden added to cover shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. The inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months.

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

Deferred rent relates to certain of the Company’s operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying unaudited consolidated balance sheets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $323,101 at March 31, 2010.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purhase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in footnote 10 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value as of March 31, 2010 of the promissory notes was calculated to be $1,581,916.

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

Subsequent Events. In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent Events) (“ACS 855”), during the fourth quarter of fiscal 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on May 6, 2010.

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

In August 2009, the Financial Accounting Standards Board or FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (“Topic 820”) - Measuring Liabilities at Fair Value an Update 2009-05. Update 2009-05 amends subtopic 820-10, "Fair Value Measurements and Disclosures- Overall" and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on December 31, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

3. Inventories

The components of inventories include the following at:

	(unaudited)
	March 31, 2010	June 30, 2009

Raw material	$373,822	$393,582
Work in Process	653,253	378,360
Finished Goods	301,761	563,493
Reserve for obsolescence	(238,511)	(352,157)
	$1,090,325	$983,278

4.  Property and Equipment

 Property and equipment are summarized as follows:

		March 31,
	Estimated	2010	June 30,
	Life (Years)	(Unaudited)	2009

Manufacturing equipment	5 - 10	$4,288,265	$6,982,244
Computer equipment and software	3 - 5	245,940	529,259
Furniture and fixtures	5	169,851	217,669
Leasehold improvements	6 - 7	790,447	1,244,434
Tooling	1 - 5	668,707	68,071
Total Property and Equipment		6,163,210	9,041,677

Less accumulated depreciation and amortization		3,823,456	7,017,106
Total property and equipment, net		$2,339,754	$2,024,571

During the second quarter of fiscal year 2010 manufacturing equipment and computer equipment in the amount of $3,195,082 was written off as abandoned assets.  These assets were fully depreciated.

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(Unaudited)
	March 31, 2010	June 30, 2009

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(479,085)	(454,434)

Net carrying amount	$142,218	$166,869

Amortization expense related to intangible assets totaled approximately $24,651 during both nine-month periods ended March 31, 2010 and 2009.  The net carrying amount will be amortized over the following schedule:

2010	2011	2012	2013	2014	Thereafter	Total
8,217	32,868	32,868	32,868	32,868	2,529	142,218

6. Accounts Payable

The accounts payable balance includes $43,200 and $86,931 of related party transactions for board of director’s fees as of March 31, 2010 and June 30, 2009, respectively.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

These two plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at March 31,	at March 31,
	Authorized	2010	2010
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	1,715,625	805,397	490,098
Employee Stock Purchase Plan	200,000	-	141,047

	1,915,625	805,397	631,145

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $764 and $1,466 for the nine months ended March 31, 2010 and 2009, respectively.

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

For stock options granted in the nine month periods ended March 31, 2009 and 2008, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months	Nine Months
	March 31, 2010	March 31, 2009
Range of expected volatilities	134%	108%-132%
Weighted average expected volatility	134%	119%
Dividend yields	0%	0%
Range of risk-free interest rate	1.34%	0.43%-1.79%
Expected term, in years	3-7	3-5.5

Most options granted under the Company’s Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 43% and 7%, respectively, for the nine months ended March 31, 2010 and 44% and 5%, respectively, for the nine months ended March 31, 2009.  The volatility rate and expected term are based on five-year historical trends in common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2010 is presented below:

				Restricted
		Stock Options		Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2009	369,940	$8.10	7.6	304,700	0.9

Granted	100,000	2.66	9.9	75,000	2.9
Exercised	(7,993)	1.05	8.8	(20,000)	-
Cancelled	(16,250)	20.91	6.5	-	-

March 31, 2010	445,697	$6.54	7.5	359,700	1.2
	-

Awards exercisable/vested as of
March 31, 2010	265,697	$9.02	6.6	184,700	-

Awards unexercisable/unvested as of
March 31, 2010	180,000	$2.87	8.8	175,000	2.1
	445,697			359,700

The total intrinsic value of options outstanding and exercisable at March 31, 2010 and 2009 was $77,332 and $0 respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2010 and 2009 was $41,700 and $10,089, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2010 and 2009 was $402,646 and $80,852, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2010 and 2009 was $83,930 and $116,151, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2010 and 2009 was $174,829, and $249,140, respectively.  As of March 31, 2010, there was $402,017 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Three Months ended June 30, 2010	$23,927	$24,070	$47,997

Year ended June 30, 2011	73,679	96,278	169,957

Year ended June 30, 2012	45,723	55,245	100,968

Year ended June 30, 2013	34,935	27,781	62,716

Year ended June 30, 2014	20,379	-	20,379
	$198,643	$203,374	$402,017

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2010 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2009	201,094	141,670	342,764	$2.24
Granted	100,000	75,000	175,000	2.26
Vested	(110,154)	(41,670)	(151,824)	1.70
Cancelled/Issued/Forfeited	(10,940)	-	(10,940)	2.00
March 31, 2010	180,000	175,000	355,000	$2.27

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2010 and 2009 included in the consolidated statements of operations:

	Nine Months	Nine Months
	March 31,	March 31,
	2010	2009

Stock options	$65,426	$36,795

RSU	45,082	$69,446

Total	$110,508	$106,241

The amounts above were included in:
General & administrative	$86,197	$116,195
Cost of sales	13,638	$(19,970)
New Product Development	10,673	$10,016
	$110,508	$106,241

During the nine months ended March 31, 2010 and 2009 the Company reversed approximately $7,000 and $74,000, respectively, in stock compensation expense related to the forfeiture of unvested options and RSUs.

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$12,052	$(756,175)	$(652,645)	$(3,505,492)

Weighted average common shares outstanding:
Basic	8,232,496	6,674,453	7,901,156	5,993,114

Effect of dilutive securities:
Options to purchase common stock	42,945	-	-	-
Restricted stock units	359,700	-	-	-
Common stock warrants	704,737	-	-	-
Convertible debentures	-	-	-	-
Diluted	9,339,878	6,674,453	7,901,156	5,993,114

Earnings (Loss) per common share:
Basic	$0.00	$(0.11)	$(0.08)	$(0.58)
Diluted	$0.00	$(0.11)	$(0.08)	$(0.58)

Excluded from computation: (1)
Options to purchase common stock	402,752	307,379	445,697	307,379
Restricted stock units	-	330,600	359,700	330,600
Common stock warrants	2,196,209	2,295,324	2,900,946	2,295,324
Convertible debentures	1,337,175	1,426,461	1,337,175	1,426,461
	3,936,137	4,359,764	5,043,518	4,359,764

(1)	For the quarter ended March 31, 2010, stock options, restricted stock units and warrants were excluded as their exercise price was higher than the Company's average stock price for the quarter.

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment balance reflects net gains of $58,233 at June 30, 2009 and $46,374 at March 31, 2010.  The Company, as of March 31, 2010, had approximately $2,027,000 in assets and $1,614,000 in net assets located at the Shanghai facility. The Company has purchased and transferred equipment to the Shanghai facility and other equipment owned by the Company was transferred from the Orlando facility to the Shanghai facility during each fiscal year since 2006.

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

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of common stock.  As an inducement to partially convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.   For the nine months ended March 31, 2010, $273,436 of the amortized debt discount was amortized through interest expense on the consolidated statement of operations, and the remaining unamortized debt discount was $477,334 at March 31, 2010. On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the nine months ended March 31, 2010 and 2009, $108,930 and $101,311, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $190,150 as of March 31, 2010.

One investor converted their remaining debenture balance of $137,500 into common stock. This was done in two transactions one in September 2009 and the other in February 2010. The two transactions increased interest expense by $101,300 for the nine months ending March 31, 2010 for the remaining debt issue costs, prepaid interest and discount on the debt.

Total principal outstanding on the Debentures and the amount outstanding for directors’ and officers’ purchases under the Debentures was $2,059,250 and $266,250, respectively at March 31, 2010, less unamortized debt discount of $477,334 and $61,717, respectively.

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

In May 2008, we submitted a claim against our D&O carrier, Reliance Insurance Company (“Reliance”), for reimbursement of our legal fees incurred in connection with the Texas Action. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy, stating that our full $1 million limit claimed would be allowed as a Class B claimant.  We received an initial payment on September 9, 2009 in the amount of $276,376, which was recorded against legal expenses. A Notice of Determination reflecting the balance of our claim is to proceed under the court approved liquidation process for Reliance. The actual amount of the subsequent distribution to us will be determined according to the court approved percentage participation for Class B claimants. In December 2009 we sold the balance of our claim against Reliance, and the rights to collect such future distributions, if any, to a third party in exchange for immediate cash proceeds of $280,000. Total proceeds of $556,376 were recorded as an offset to legal expenses in the consolidated statements of operations during the nine months ended March 31, 2010. These funds are not subject to repayment if the claim is not ultimately paid.

13.  Subsequent event - April 2010 Private Placement

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1,117,006.  The Company will use the funds to provide working capital for its operations.  Among the investors were James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per shares for their shares.

The Company has paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc., in an amount equal to $88,610 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase of an aggregate of 50,773 shares of Common Stock at exercise price equal to $2.48 per share.  The Warrants have a five-year term and are exercisable by Garden State and its designees after October 8, 2010.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that the shares of Common Stock were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock and the shares of Common Stock underlying the Warrants are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from registration requirements.

The Company and the investors also executed a Registration Rights Agreement dated April 8, 2009, pursuant to which the Company has undertaken the obligation to file with the Securities and Exchange Commission, and cause to be declared effective, a registration statement to register the shares of Common Stock issued in the private placement and the shares of Common Stock underlying the Warrants.

The Securities Purchase Agreement provides the investors with a right to participate in future financing at the then current terms until April 8, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”) a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China (“PRC”). The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. Over 95% of the Company’s precision molded lenses produced in the nine months ended March 31, 2010 were manufactured at the Shanghai facility.  We have increased the capacity of the Shanghai facility by purchasing additional equipment.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month periods. During the nine months ended March 31, 2010 and 2009 we incurred an $11,859 loss and a $3,443 gain on foreign currency translation, respectively.

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

At March 31, 2010, our disclosure backlog has grown approximately $1.6 million to $3.9 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter high volume lower cost commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line.  With the continuing diversification of our backlog we expect to show modest increases in revenue for the fourth quarter of 2010. Bookings have increased for our industrial low cost lenses in Asia. We are now in production on these large orders have begun shipments and project continued production and shipment.

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Income (loss)	$12,052	$(756,175)	$(652,645)	$(3,505,492)
Depreciation and amortization	193,795	111,587	497,226	432,505
Interest expense	191,461	161,330	534,449	1,173,578
EBITDA	$397,308	$(483,258)	$379,030	$(1,899,409)

EBITDA- Our EBITDA for the nine months ended March 31, 2010  was $379,000, compared to a loss of $1,899,000 for the nine months ended March 31, 2009. The increase in EBITDA was principally caused by lower selling, general and administrative expenses and higher revenues. For comparision purposes, net loss was approximately $653,000 or $0.08 per basic and diluted common share during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009, in which we reported a net loss of $3,505,000 or $0.58 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the nine months ended March 31, 2010 and 2009, our DCSI was 71 and 89, respectively compared to 77 for the year ended June 30, 2009.  This decline in DCSI is due to a lower inventory balance  and higher cost of sales.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the nine months ended March 31, 2010 and 2009, our DSO was 68 and 58, respectively. During the year ended June 30, 2009 our DSO was 62. This increase in DSO is due to increased revenues in the third quarter of 2010. Since 53% of the quarterly revenue was shipped in March, at quarter end it has not been collected.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. Because of the current operating loss of $120,000 for the nine months ended March 31, 2010 as well as recurring operating losses during fiscal years 2009 and 2008 of $2.5 million and $5.5 million, respectively, and cash used in operations for the nine months ended March 31, 2010 of $512,000 as well as cash used in operations during fiscal years 2009 and 2008 of $1.5 million and $3.4 million, respectively, there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on attaining profitable operations through achieving revenue growth targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

 At March 31, 2010 we had a book cash balance of approximately $543,000. For the nine months ended March 31, 2010, cash decreased from June 30, 2009 by approximately $1,454,000, excluding the proceeds we received from the private common stock offering in August 2009, compared to a decrease of approximately $2,651,000, excluding the debenture offering proceeds we received in August 2008 in the same period of the prior fiscal year.  The use of cash in both periods was primarily for the operating expenses, capital expenditures and financing expenses of the periods. Additionally, the use of cash for the nine month period ending March 31, 2010 included payments to vendors of which $483,000 were for invoices over 60 days beyond vendor terms. On May 3, 2010, the Company had a book cash balance of approximately $1,518,000.

Through the first nine months of fiscal 2010 we continued to engage in efforts to keep costs under control as we seek renewed sales growth. Cost reduction initiatives in the first nine months of fiscal 2010 include the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first nine months of fiscal 2010 21% of our precision molded optics sales in units were of more expensive glass types, compared to 52% in the prior fiscal year.  In March 2009 the Orlando staff was reduced to a four day work week.  This reduction in headcount and work week saved $472,000 in the fiscal first quarter of 2010 in wages and benefits costs compared to the first quarter of fiscal 2009. In November 2009 we returned to a five day work week in Orlando, as we experienced an increase in quote activity and engineering work associated with the introduction of new lenses to support the growing revenues. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower labor cost by moving production to our Shanghai facility, lower coating costs due to larger volumes of lenses to be coated, and improving production yields and efficiencies.

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

We continue to face financial challenges arising from current worldwide economic conditions which have affected our customers, suppliers, and others with whom we do business.  Management believes the Company currently has sufficient cash to fund its operations through April 2011 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year.  Management believes that taking the current booking rates combined with the existing order backlog the Company will be able to generate increased revenues.  If we determine that future revenues are below current projections then we will attempt to implement additional cost saving measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers.  We are continually evaluating our supplier situation to ensure we meet our booked orders.  This also includes seeking new suppliers and looking for price reductions.

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

Sources and Uses of Cash

Operating Activities

Our sources of operating cash consist of our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for product shipments. Our uses of cash primarily consist of payments to vendors for materials and services purchased payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on our debt obligations. Our plan is to minimize our investment in inventory but still support our sales and forecasted anticipated growth. We manage our accounts payable very carefully. We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

Investing Activities

Periodically we make expenditures for capital goods. Tooling costs for precision molded optics are capitalized. Recent capital spending projects have been focused on expanding capacity to meet forecasted demand.

Financing Activities

We do not currently have any availability for borrowing under our equipment lease or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company. Since 2001 we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of shares of common stock or debt convertible into shares of our common stock, such as our private placement offerings in each of the current and last five fiscal years. Our cash forecast also includes the repayment of $2,059,000 in August 2011 on our convertible debentures, assuming the debt holders have not previously converted the debt to common stock.  We must generate cash flows over the next 17 months to pay this obligation.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues:
For the quarter ended March 31, 2010, we reported total revenues of $2.7 million compared to $1.7 million for the third quarter of last fiscal year, an increase of 61%. The increase from the third quarter of the prior fiscal year was primarily attributable to higher sales volumes of molded optics, isolators and Gradium offset by lower collimator revenues. Our molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of the high volume low cost lenses. Our current cost structure has allowed us to sell product at lower prices while improving gross margins. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2010 compared to third quarter of fiscal 2009 increased to 47% from 25%. Total manufacturing cost of $1,409,000 was approximately $167,000 higher in the third quarter of fiscal 2010 compared to the same period of the prior fiscal year. This was due to higher sales volumes. Unit shipment volume in precision molded optics is up 82% in the third quarter of fiscal 2010 compared to the same period last year. This resulted in better absorption of overhead costs which resulted in improved fixed cost utilization which lowers our unit cost.  Direct costs, which include material, labor and services, increased to 25% of revenue in the third quarter of fiscal 2010, as compared to 21% of revenue in the third quarter of fiscal 2009 primarily due to product mix changes including increased sales of isolators which have a higher material cost. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower coating costs due to larger volumes of lenses to be coated and lower labor cost by moving production to China. Gross margins improved as a result of the cost reduction programs we have implemented and the improved production yields and efficiencies we have achieved.  During the third quarter of fiscal year 2010, over 95% of our precision molded optics were produced at our Shanghai facility as compared to over 93% in the same period in the prior fiscal year.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 36% of combined capacity for the nine months ended March 31, 2010 as compared to 35% for the nine months ended March 31, 2009. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the third quarter of fiscal 2010, selling, general and administrative (“SG&A”) costs were approximately $817,000, which was flat compared to the third quarter of fiscal 2009. In the third quarter we reversed an accrual of $76,000 for the settlement of litigation.  It was determined that we were over accrued. We intend to maintain SG&A costs generally at current levels, while continuing to seek additional cost reductions opportunities. We are considering adding to our sales force in China in order to increase sales, as we believe Asia is a high growth opportunity.

New Product Development:
New product development costs increased by approximately $38,000 to approximately $223,000 in the third quarter of fiscal 2010 versus $184,000 in the third quarter of fiscal 2009 due to increased salaries due to higher headcount. We anticipate these expenses to remain flat for the remainder of fiscal year 2010.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended March 31, 2010 and 2009.

Other Income (Expense):
Interest expense was approximately $191,000 in the third quarter of fiscal 2010 as compared to $161,000 in the third quarter of fiscal 2009. Approximately $419 of the interest expense for the third quarter of fiscal 2010 is attributable to our equipment term loan and our capital equipment lease. The debentures issued in August 1, 2008 accounted for approximately $191,000 of interest during the quarter ended March 31, 2010 representing periodic interest at 8%, amortization and write-off of the related debt issuance costs and debt discount, and value of shares of common stock and warrants issued as incentive to participate in the debenture offering and to induce the partial conversion of the debentures to shares of common stock. This includes a $54,000 write off of debt issue costs, prepaid interest and debt discount for debentures converted into common stock during the quarter. Future interest expense on the debentures is expected to be approximately $43,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter. Investment and other income was approximately $200 in the third quarter of fiscal 2010 and $2,000 in the third quarter of fiscal 2009.

Net Income:
Net income was approximately $12,000 or $0.00 basic and diluted per share during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009, in which we reported a net loss of $756,000 or $0.11 basic and diluted per share. This represents an $768,000 improvement in net income. Weighted-average shares outstanding (basic) increased to 8,232,496 in the third quarter of fiscal 2010 compared to 6,674,453 in the third quarter in fiscal 2009 primarily due to the issuance of shares in a private placement in the first quarter of 2010.

Fiscal First Nine Months: Nine months ended March 31, 2010 compared to the nine months ended March 31, 2009

Revenues:
For the nine months ended March 31, 2010, we reported total revenues of $6.4 million compared to $5.9 million for the first nine months of last fiscal year, an increase of 9%. The increase from the first nine months of the prior fiscal year was primarily attributable to higher sales volumes in precision molded optics and Gradium offset by lower sales in collimators and isolators. Our molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of the high volume low cost lenses. Our current cost structure has allowed us to sell product at lower prices while improving gross margins. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:

Our gross margin percentage in the first nine months of fiscal 2010 compared to first nine months of fiscal 2009 increased to 45% from 26%. Total manufacturing cost of $3.6 million was approximately $0.8 million lower in the first nine months of fiscal 2010 compared to the same period of the prior fiscal year. This was due to lower production costs. Unit shipment volume in precision molded optics is up 137% in the first nine months of fiscal 2010 compared to the same period last year. This resulted in better absorption of overhead costs which resulted in improved fixed cost utilization which lowers our unit cost. During the second quarter of fiscal 2010 we wrote off an accrued royalty to the University of Florida (“UF”) of $68,000 which reduced cost of sales. UF had made no effort to collect the royalty since 2004.   Direct costs, which include material, labor and services, remained flat at 23% of revenue in the first nine months of fiscal 2010, as compared to 23% of revenue in the first nine months of fiscal 2009. Our cost reduction programs include: a reduction in glass cost by moving more production to less expensive cost glasses, lower coating costs due to larger volumes of lenses to be coated and lower labor cost by moving production to China. Gross margins improved as a result of the cost reduction programs we have implemented and the improved production yields and efficiencies we have achieved.  During the first nine months of fiscal 2010, over 95% of our precision molded optics were produced at our Shanghai facility as compared to over 93% in the same period in the prior fiscal year.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 48% of combined capacity for the nine months ended March 31, 2010 as compared to 35% for the nine months ended March 31, 2009. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first nine months of fiscal 2010, SG&A costs were approximately $2,322,000, which was a decrease of approximately $833,000 compared to the first nine months of fiscal 2009. This decrease in SG&A expenses included a reduction in salaries and benefits of $263,000 for the first nine months of fiscal 2010 compared to the same period in fiscal 2009 resulting from reduced headcount and salary reductions. The first four months of fiscal 2010 were at a four day work week and we returned to a five day work week starting in November 2009.  We also had a $98,000 decrease in rental costs, a $54,000 decrease in accounting fees, a $29,000 decrease for insurance, a $30,000 decrease in stock compensation expense, and a $33,000 decrease in travel expenses. We had an increase in investor relations expenses of $195,000 and higher legal expenses for payments in connection with our recent litigation. Also, in the first nine months of fiscal 2010, we received two one-time payments totaling $556,000. The first payment of approximately $276,000 was from our prior D&O insurance carrier, Reliance, as a reimbursement of legal expenses we previously incurred. The second receipt of $280,000 was from the sale of the balance of our insurance claim against Reliance as noted in our footnotes to our consolidated statement of operations. We intend to maintain SG&A costs generally at current levels, but we are considering adding to our sales force in China while continuing to seek additional cost reductions opportunities.

New Product Development:
New product development costs decreased by approximately $38,000 to approximately $650,000 in the first nine months of fiscal 2010 versus $690,000 in the first nine months of fiscal 2009 due to decreased in material costs for R&D projects. We anticipate a minor increase in fiscal year 2011 in product development costs due to higher salaries.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $25,000 during each of the nine month periods ended March 31, 2010 and 2009.

Other Income (Expense):
Interest expense was approximately $534,000 in the first nine months of fiscal 2010 as compared to $1,174,000 in the first nine months of fiscal 2009. Approximately $5,600 of the interest expense for the first nine months of fiscal 2010 is attributable to our equipment term loan and our capital equipment lease. The debentures issued in August 2008 accounted for approximately $529,000 of interest during the nine months ended March 31, 2010 representing periodic interest at 8%, amortization and write-off of the related debt issuance costs and debt discount, and value of shares of common stock and warrants issued as incentive to participate in the debenture offering and to induce the conversion of the debentures to shares of common stock. On December 31, 2008, 25% of the debentures were converted into shares of common stock and $304,382 of debt discount and $121,255 of debt issue costs were written-off to interest expense in the second quarter of fiscal 2009.  This includes a $101,300 write off of debt issue costs, prepaid interest and debt discount for debentures converted during the nine months interest expense on the debentures is expected to be approximately $43,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $124,000 per quarter.  Investment and other income was approximately $1,600 in the first nine months of fiscal 2010 and $17,000 in the first nine months of fiscal 2009.

Net Loss:
Net loss was approximately $653,000 or $0.08 basic and diluted per share during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009, in which we reported a net loss of $3,505,000 or $0.58 basic and diluted per share. This represents an $2,800,000 decrease in net loss. Weighted-average shares outstanding increased to 7,901,156 in the first nine months of fiscal 2010 compared to 5,993,114 in the first nine months of fiscal 2009 primarily due to the issuance of shares related to the conversion of 25% of the debentures and prepayment of interest in shares of common stock in the first half of fiscal 2009 and to the issuance of shares of common stock in a private placement in the first quarter of 2010.

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

Recent Accounting Pronouncements

See Footnote 2 “Significant Accounting Policies” to the accompaning unaudited financial statements on page 13.

Item 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2010, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.

The annual meeting of shareholders was held on Thursday, February 4, 2010 at 11:00 a.m. (local time - EST) at Hyatt Regency Orlando International Airport Hotel.  The address was 9300 Airport Boulevard, Orlando, FL 32827.The proposal brought before the shareholders was:

1.	election, as nominated by the Board of Directors, of Sohail Khan and Dr. Steven Brueck as Class II Directors

2.	ratification of Cross, Fernandez & Riley LLP (“CFR”) as certified public accountants

The total number of shares entitled to vote at the meeting was 8,205,261. As a result of the votes cast, as described below, the nominees were elected for three-year term to expire at the Annual Shareholders’ Meeting in 2011:

Name	For	Against or Withheld	Abstained	Broker Non- Votes

Sohail Khan	1,867,295	157,006	0	0

Dr. Steven Brueck	1,867,307	156,994	0	0

Louis Leeburg, Gary Silverman, Robert Ripp and J. James Gaynor were the remaining members of the Board of Directors whose terms continued after the meeting.

CFR was ratified as our certified public accountant.  The voting results were as follows:

For	Against or Withheld	Abstained	Broker Non- Votes*
6,310,838	22,565	61,836	4,370,938

*  The broker non-votes are included in the For total.

No other business was brought before the Annual Meeting.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

Exhibit Number	Description	Notes

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company, First	5

4.2	Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	13

10.1	Directors Compensation Agreement with Amendment for Robert Ripp	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc.	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.10	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	12

10.11	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	14

10.12	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	15

Exhibit Number	Description	Notes

10. 13	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	16

10.14	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16

10.15	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	16

10.16	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	17

10.17	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	17

10.18	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	17

10.19	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	18

10.20	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	18

10.21	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	18

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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
18.    This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010, and is incorporated herein by reference thereto.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 6, 2010	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer