Form 10-K
period 2010-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2010-09-16
CIK 889971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010 or

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
YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  As defined in Rule 12b-2 of the Exchange Act: See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company.
YES ☐   NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $12,561,633 as of December 31, 2009.

As of September 13, 2010, the number of shares of the registrant’s Class A Common Stock outstanding was 8,971,638.

LightPath Technologies, Inc.
Form 10-K

PART I

Item 1.	Business.

General

LightPath Technologies, Inc. (“LightPath”, “Company”, “we”, “us”, or “our”) manufactures optical components and higher-level assemblies including precision molded glass aspheric optics, precision molded infrared molded optics, isolators, proprietary fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to do their jobs:

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

During fiscal 1998, we reorganized our sales and marketing efforts with the purpose of expanding our attention to include markets such as optoelectronics and photonics due to the number of potential customer inquiries into the ability of GRADIUM glass to solve optoelectronic problems, specifically in the areas of fiber telecommunications. During fiscal 2000 we acquired Horizon Photonics, Inc. (“Horizon”), a California corporation that utilized automated production platforms to manufacture passive optical components for the telecommunications and data communications markets.  As a result of the acquisition we acquired the use of robotic systems in manufacturing isolators. In September 2000, we also acquired Geltech, Inc. (“Geltech”), a Delaware corporation, that manufactured precision molded glass aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides.

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

Since 2006, we have focused on leveraging our facility in Shanghai to address high volume, lower cost applications.  These applications include laser tools, laser gun sights and certain imaging applications.   We have established partnerships with some of the larger OEM customers in these areas.  During this period, we have also enhanced our sales channels by adding distribution coverage in North America and Asia, and adding a master distributor in Europe.  Additionally, we have designed lenses specifically for particular markets. These new designs and marketing approach have brought additional requests for product information from new customers.  We believe we are well positioned to take advantage of new opportunities in these areas.

Business Strategy

Our strategy is to leverage our technology and know-how, our established low cost manufacturing capability and partnerships to grow the business dramatically.  We leveraged our patents and know-how to develop new products for applications in blue lasers, infrared imaging, fiber laser delivery systems, laser based tools and micro projectors. We have established partnerships with larger distributors enabling us to limit the number of distributors we work with overall while at the same time increasing our presence in the different markets we serve.

We plan to continue to emphasize applications with customers in the industrial, medical and defense and government markets, such as laser tools, biomedical instruments, data storage, military laser tag and gun sights, all of which are applications we anticipate will grow during fiscal 2011.  We believe these are performance-driven industries that are seeking to optimize performance of new and existing optical products. We previously launched new catalog lens designs specifically dedicated to laser tools, biomedical instruments, data storage and gun sights.  These products are gaining acceptance in the marketplace with interest from a large number of customers.

We also will continue to serve a number of customers in the preventive maintenance, fire and safety industries; industries which we believe have growing demand for infrared imaging.  LightPath, working closely with industrial partners, developed infrared lens assemblies. We first shipped prototypes of these infrared lens assemblies to OEM partners.  During fiscal 2010, we have received and shipped production orders on these new products. We have increased our design portfolio of infrared lens designs, and designs that can quickly be incorporated into potential infrared system designs.  We also continue to serve a number of telecom customers; most of them in a broader market of communications, including datacom, hybrid-fiber coax and telecommunications.

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

We continue to sell aspheric lenses for various communications applications. Glass aspheric lenses and lens arrays for communications are typically used to perform two major tasks. One is the collimation of light as it emerges from the fiber. The second major task is coupling and focusing light at the output of a laser diode to a fiber or waveguide. Glass provides high performance and wavelength stability over fluctuating temperature.

We continue to offer more lens designs utilizing our proprietary lead free glass ECO550 and other glasses, used for precision molded aspheric lenses.  The European Parliament has established a specification, RoHS (Restriction of Hazardous Substances) and the Japanese have established “Green” requirements in 2003, for the elimination of certain hazardous substances used in electronic equipment, both of which are now in effect. ECO550 glass is both RoHS and “Green” compliant and contains virtually no lead or other restricted materials.

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

We have enhanced our precision molded infrared aspheric optics products for imaging applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense.  Since 2008, LightPath has delivered customized lens assemblies to clients and increased our presence in the market for molded precision infrared optics.  In addition, we have targeted niche markets, such as infrared laser systems that are used in gas sensing and environmental monitoring, because the demand for infrared imaging systems has been growing significantly based on the steep decline in prices of the infrared detectors.  These growing markets provide a unique opportunity for high volume molded infrared aspheres.

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

Isolators

We manufacture a qualified family of laminate and custom isolators, and sell isolator assemblies for applications in all communication markets.  Isolators for communications, in general, is a very cost sensitive product.  We moved the production of our isolators to our Shanghai facility in order to help cut costs and improve our gross margin. This is a product line which fluctuates with the telecommunications market.  For the first half of fiscal 2010 it was a stagnant market, however, we have seen signs of growth in the second half of fiscal 2010. We expect this growth to continue through fiscal 2011.

Collimators

We are specifically targeting and selling high power collimators in diverse markets such as fiber laser systems, Nd:YAG laser cutting and welding systems and communications systems. Our standard collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of ten watts of optical power. Customers have passively tested our collimators to over 100 watts in the forward direction. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses.

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

Because GRADIUM glass can concentrate light transmission into a much smaller focal spot than conventional spherical lenses, we believe that GRADIUM glass has the ability to improve the current standards of laser performance in some applications. For example, the smaller focused spot that GRADIUM lenses produce is utilized in the automotive industry to make sharper laser cuts for automotive body panels and hydro formed rails than what is possible with conventional lenses.  The smaller spot size produced by GRADIUM lenses is also utilized in various medical, industrial, and instrumentation applications.

We continue to focus on key laser market niches in the United States, Europe and Asia by establishing partnership alliances to sell into these markets. In the fourth quarter of fiscal 2002 we sold some of our GRADIUM production equipment to an Asia/Pacific company as part of a licensing agreement whereby they will manufacture GRADIUM glass for LightPath and distribute lenses to their own customers in the Asia/Pacific region. This agreement was renegotiated in fiscal 2003, whereby we obtained a royalty for their GRADIUM sales and we will maintain United States GRADIUM distribution rights. This agreement renews annually each May for an additional year unless terminated by either party.

Optical Assemblies

We produce optical assemblies based on our proprietary technologies. We design, build and sell optical assemblies into markets for test and measurement, medical devices, military, industrial and communications. Many of our assemblies consist of several products that LightPath manufactures.  The OASIS product line consists of an optical isolator that is aligned and mounted to a molded aspheric lens.  This product has been particularly well received in the communications market for its value in reducing assembly time and component count for the customer.

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

Eastern United States & Eastern Canada;
Western United States & Western Canada;
China/Asia; and
Europe/ROW.

In addition, we have formalized relationships with thirteen industrial, laser, optoelectronics and medical component distributors located in foreign countries and in the United States to assist in distribution of our products geographically outside the United States in highly specific target markets. Because the optics industry is highly fragmented, we utilize these distributors, certain catalog distributors, our own catalog and our Internet site (www.lightpath.com) as vehicles for broader promotion of our products. We make limited use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

Trade Shows

We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in Photonics West in January 2010 and SPIE East in April 2010. We also attended CLEO and shows in Europe (Laser Munich and Optatec) and Asia (ILOPE in Beijing, CIOE in Shenzhen, and AOE in Shanghai).  Such a strategy also underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These shows provide an opportunity to meet with potential customers, to distribute information and samples of our products and to discuss test results from samples previously sent.

New Products

Our efforts in new product development are intended to continue to broaden our capabilities with molded aspheric lenses, infrared lenses and collimators. The cyclical nature of the communications markets has driven our desire to grow other market areas. We are specifically choosing target markets that take advantage of our existing technologies and provide new products that fit specific requirements for those target markets. In January 2010 we introduced RoHS compliant telecom lenses to meet the market need for this type of product and to stay competitive in the telecom market. In June 2010 we introduced a series of blue lenses targeting data storage and biomedical applications. We consider all of these markets to be strategic.

In addition to the products mentioned above, we have partnered with one customer to provide optical assemblies that combine two or more of our current components, such as molded aspheres and an isolator, into a subassembly. We believe these optical assemblies add significant value for our customers and may produce higher gross profit margins for us than individual components.

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

Isolators

We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera and Sumitomo. Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing custom specialty and hybrid components according to particular OEM specifications. The manufacturing of our isolator products is done in our Shanghai facility.

Collimators

LightPath’s collimator line focuses on high power laser in the fiber laser market. There are currently only a handful of direct competitors for our collimators. These include Optoskand and Oz Optics. The key difference between our collimators and our competitors’ is in our fiber fusion technology.  This fusion technology eliminates the air interface at the tip of a fiber and allows light to expand in glass, lowering the power density and providing a more robust, reliable construction than our competition can offer for high power applications.

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

Our Shanghai facility also features a molded glass aspheres manufacturing area, which includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. The clean room in our Shanghai facility features our isolator manufacturing equipment, sub-micron alignment engines, automated dispensing systems and precision dicing equipment.

We are ISO 9001:2008 certified in both of our Orlando and Shanghai facilities. Much of our product qualification is performed in-house at both facilities. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPC’s) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers demand rigorous testing prior to their purchase of our products.

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

Suppliers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products.  Previously, Corning France Inc. (“Corning France”) was our sole source for our primary glass composition; however, Corning France discontinued production of this glass composition in 2007. We have converted all of our products to different, lower cost glass compositions made by Hikari, Ohara, CDGM and other suppliers.  We still have $24,000 in inventory of the Corning France glass in stock to cover a small number of applications that may take an extended time to convert.  We have seen a significant cost savings due to the use of new glass compositions and do not believe the inability to use the Corning France glass composition adversely affected our production in any material respect.

Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of major optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers. We believe that a satisfactory supply of such production materials will continue to be available at reasonable prices, although there can be no assurance in this regard. We obtain GRADIUM boules from Hikari Glass in Japan.

We also rely on local and regional vendors for component materials and services such as housings, fixtures, magnets, chemicals and inert gases, specialty ceramics, UV and AR coatings, and other specialty coatings. In addition, certain products require external processing such as brazing and metallization. To date, we have found a suitable number of qualified vendors for these materials and services.

We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied by Corning, Inc. (“Corning USA”) and Hoya. To date, we have been able to acquire an ample supply of polarizing glass. Garnet and other crystals used in our isolator products are provided by Integrated Photonics. We believe that the available quantities of garnet we will need are available at stable, adequate prices and are available in the open market. We believe that a satisfactory supply of production materials will continue to be available at competitive prices, although there can be no assurance in this regard.

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

New Product Development

For many years, we were engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, new product development efforts were broadened or acquired that led to the development of our capabilities in molded aspheric lenses, infrared lenses, isolators and collimators. Today, however, as part of our cash conservation strategy, we conduct no basic research and development. Our efforts in this area are concentrated on product development to support existing and new customers in the design and manufacture of items in two of our product lines: lenses and collimators.

As a result, our present new product development efforts are focused on markets that include Infrared Optics for imaging, blue lens applications, YAG lasers, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during fiscal years 2010 and 2009 of approximately $869,000 and $887,000, respectively. We currently plan to expend approximately $1,149,000 for new product development during fiscal 2011, which could vary depending upon revenues levels, customer requirements and perceived market opportunities. For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2010 sales to four customers individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 12%, sales to AMS Technologies AG at 12%, sales to Thorlabs at 7% and sales to Edmunds Industrial Optics at 6%. In fiscal 2009 sales to three customers, individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 9%, sales to ThorLabs at 7% and sales to Santur at 5%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2010 31% of our revenue was derived from sales outside of the United States. 86% of these foreign sales are to Europe and Asia.

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

Disclosure Backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2010	6/30/2010	$2,950,000
Q3-2010	3/31/2010	$3,927,000
Q2-2010	12/31/2009	$4,001,000
Q1-2010	9/30/2009	$3,093,000
Q4-2009	6/30/2009	$2,278,000
Q3-2009	3/31/2009	$3,425,000

Employees

As of June 30, 2010, we had 161 full-time equivalent employees, with 49 in Florida and 112 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2011. We have 21 employees engaged in management, administrative and clerical functions, 18 in new product development, 10 in sales and marketing and 112 are in production and quality functions. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

Item 2.	Properties.

We occupy a 22,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, marketing, internal sales, manufacturing management and some manufacturing operations. Lease terms on our Orlando facility call for monthly rental payments of approximately $30,000 through February 2015, which includes all charges, including common area maintenance, escalation, and certain pass-throughs of taxes and other operating costs.  Due to the transfer of manufacturing for over 95% of our production requirements for our precision molded optic line to our Shanghai facility, we reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet.  The third and fourth amendments to the Orlando facility lease, effective December 1, 2007 and May 1, 2009, respectively, reflect this reduction in leased space and the related rental obligations. The lease term was also extended from November 30, 2008, to February 28, 2015, and minimum rental rates for the extension term were established based on annual increases of three percent.  Additionally, there are two 3-year extension options exercisable by the Company.  The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.  The third lease amendment required the payment of a lease termination fee of $150,000, which was paid in three installments in December 2007, January 2008 and February 2008 and expensed in the second quarter of fiscal 2008.

We also lease a 16,000 square foot facility located in Jiading, People’s Republic of China. In May 2009 the Chinese government paid us to move to a new facility in the Jiading Industrial Zone near Shanghai. We signed a five year lease that will expire April 30, 2014.  The Shanghai facility houses 112 employees. The rent is approximately $6,000 per month. The facility is used primarily for manufacturing operations and has increased the overall production capacity, enabling us to compete for larger production volumes of optical components and assemblies and strengthen partnerships within the Asia/Pacific region.  It has also provided a launching point to drive our sales expansion in the Asia/Pacific region.  We believe our facilities are suitable for our production needs and adequate to meet our future needs. Current production levels for both of our facilities are at 48% of capacity and therefore, we have the ability to add equipment and additional work shifts to meet forecasted demand.

The territorial sales personnel maintain an office from their homes to serve their geographical territories.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NCM from the appropriate market. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2010 was $1.57 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2010
Quarter ended June 30, 2010	$2.66	$1.57
Quarter ended March 31, 2010	$3.00	$1.51
Quarter ended December 31, 2009	$2.74	$1.59
Quarter ended September 30, 2009	$3.50	$1.13

Fiscal Year Ended June 30, 2009
Quarter ended June 30, 2009	$1.44	$0.47
Quarter ended March 31, 2009	$1.14	$0.40
Quarter ended December 31, 2008	$1.62	$0.59
Quarter ended September 30, 2008	$1.82	$1.21

Holders

As of July 8, 2010, we estimate there were approximately 249 holders of record and approximately 4,430 street name holders of the Class A common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of fiscal 2010:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$6.33	480,161

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

History and Background:

From February 1996 (when our IPO occurred) through fiscal 2010, inclusive, we have raised a net total of approximately $102 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our capital stock.

The demand for our optical products has decreased overtime. However, despite the downturn in the optical products market, we believe that some improvement has occurred in recent fiscal years with respect to the demand for our products in several of our other markets, particularly the precision molded optics for laser tools and infrared optics for fire safety. Nevertheless, we did not reach a status of positive cash flow or profitability during fiscal 2010 or 2009.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2010 the Company has an accumulated deficit of approximately $202 million. Cash used in operations was $471,000, $1.5 million and $3.4 million during fiscal 2010, 2009 and 2008, respectively. Management has instituted cost reductions which included a reduction in labor, material costs and discretionary expense spending. In addition, we have redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and have instituted more efficient management techniques which have improved our product yields.  Management believes these factors will contribute towards achieving profitability, assuming we meet out sales targets.

Management has developed an operating plan for fiscal 2011 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $1,464,000 at June 30, 2010.  During fiscal 2010, the Company raised approximately $2.4 million from the sale of common stock and warrants.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

The fiscal 2011 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products, such as laser tools, for the imaging markets in Asia. We have been targeting these markets since fiscal 2009. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors. During the fourth quarter of fiscal 2009, we delayed payments to one of our secured note holders, however as of June 30, 2010 all payments which were past due have been paid and we have paid all amounts due on the notes.

In March 2009 the Orlando staff was reduced to a four day work week.  Increased sales allowed us to return to a five day work week in November 2009. This reduced work week resulted in savings of $438,000 in fiscal 2010 in wages and benefits. In addition, we have redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and have instituted more efficient management techniques which have improved our product yields. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Starting in January 2009 we faced financial challenges along with many in the industries we do business with, as the worldwide economic instability continued to create turbulence in the market.  We engaged in continuing efforts to keep costs under control as we sought renewed sales growth. Our efforts were directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On September 13, 2010, the Company had a book cash balance of approximately $1,289,148.

We execute all foreign sales from our Orlando facility and inter-company transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2010 and 2009 we incurred a $34,767 loss and a $36,864 gain on foreign currency translation, respectively.

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

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of Class A common stock, $0.01 par value (“the Common Stock”) in payment of such interest based upon the closing price of $1.40 per share.  The remaining interest on the Debentures was prepaid by issuing Common Stock in December 2008.

Upon issuance, the Debentures were immediately convertible into 1,901,948 shares of Common Stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our Common Stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our Common Stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.  If all of the Warrants were exercised at that time, we would have received additional proceeds in the amount of $1,645,184.

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

We paid a commission to the exclusive placement agent for the convertible debenture offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our Common Stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our Common Stock on the NASDAQ Capital Market on July 31, 2008. The Warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 offering was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act (in that we sold the Debentures, Warrants and Incentive Shares in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered for resale under the Act.  The registration statement was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of our stock on the date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value our stock options and RSUs. In addition a beneficial conversion feature associated with the Debentures was valued at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 will be amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow Debenture holders to convert 25% of their Debentures into Common Stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of Common Stock.  As an inducement to convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method) and prepaid the interest of $453,993 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of Common Stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of Common Stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.  During the year ended June 30, 2010, $370,385 of the debt discount was amortized through interest expense on the consolidated statement of operations and the remaining unamortized debt discount was $380,385 at June 30, 2010. This included the write off of debt issuance costs, prepaid interest and debt discount for the conversion of $262,500 of the Debentures into shares of common stock during fiscal 2010.  On May 29, 2009 we filed a registration statement to register those additional interest shares and warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 is being amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes model to determine fair value of the Warrants. The Warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. As of June 30, 2010, $147,550 of the debt issuance costs included in the debt discount were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $151,530.

Total principal outstanding on the Debentures and the principal amount outstanding for directors’ and officers’ purchases under the Debentures was $1,934,250 and $266,250, respectively at June 30, 2010, less unamortized debt discount of $380,385 and $52,360, respectively.

During fiscal 2010, we completed two private placement offerings with certain institutional and private investors. On August 19, 2009, we executed a Securities Purchase Agreement with thirty-three investors with respect to a private placement of an aggregate of 1,298,827 shares of our Common Stock at $1.26 per share and warrants to purchase 649,423 shares of our Common Stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We will use the funds to provide working capital for our operations.

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

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of Common Stock and August 2009 Warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock and the shares of Common Stock underlying the August 2009 Warrants have been registered for resale under the Act. The registration statement was declared effective on October 21, 2009.

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of Common Stock at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “April 2010 Warrants”). The April 2010 Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the April 2010 Warrants) in the amount of $1,117,006.  The Company will use the funds to provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of Common Stock.  The Securities Purchase Agreement provides the investors with a right to participate in future financing at the then current terms until April 8, 2011.

The Company paid a commission to the exclusive placement agent for the offering, Garden State, in an amount equal to $88,610 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase an aggregate of 50,773 shares of Common Stock at exercise price equal to $2.48 per share.  The April 2010 Warrants have a five-year term and are exercisable by Garden State and its designees after October 8, 2010.

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of Common Stock and the April 2010 Warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock and the shares of Common Stock underlying the April 2010 Warrants have been registered for resale under the Act. The registration statement was declared effective on May 20, 2010.

Cash Flows – Operating and Investing:

Cash used by operations during fiscal 2010 was approximately $471,000, a decrease of approximately $1.0 million from fiscal 2009. We anticipate lower glass costs by replacing an internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes which are expected to improve our cash flow in future years.

While progress has been made to reduce operating cash outflow since fiscal 2004, significant risk and uncertainty remains. Our cash provided by operations was approximately $41,000 for the fourth quarter of fiscal 2010. Cost cutting measures were implemented in fiscal 2009 and 2010 but revenues were not high enough to cover fixed costs.  The fiscal 2011 operating plan and related financial projections we developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

During fiscal 2010, we expended approximately $988,000 for capital equipment in comparison to $564,000 during fiscal 2009. The majority of the capital expenditures during fiscal 2010 were related to equipment used to enhance or expand our production capacity and for tooling for our precision molded products.  The majority of the capital expenditures during fiscal 2009 were related to equipment used to enhance or expand our production capacity and for tenant improvements due to the relocation of our Shanghai facility.  Our operating plan for fiscal 2011 estimates expenditures at increased levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2010 compared to the Fiscal Year Ended June 30, 2009:

Our consolidated revenues totaled $9.3 million for fiscal 2010, an increase of approximately $1.8 million or 24% compared to revenues for fiscal 2009 of $7.5 million. The increase from the prior fiscal year was primarily attributable to higher sales volumes for precision molded optics and GRADIUM lenses offset by lower sales for isolators and collimators. Our precision molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of producing high volume low cost lenses. In our operating plan for fiscal 2011 we expect to see revenue gains in aspheric lenses and infrared lenses while collimators, GRADIUM lenses and isolator sales are expected to remain at current levels. We expect significant mix change in our revenue number in fiscal 2011 as we increase the volume of low cost lenses sold and continue to transform the Company into a high volume molded optical manufacturer. We anticipate our growth in fiscal 2011 will come from the laser tool market which includes gun sights.

Fiscal 2010 consolidated cost of sales of $4.9 million was approximately 53% of net revenues of $9.3 million, which is a decrease over fiscal 2009 when our cost of sales was approximately 73% of net revenues. This percentage decrease was caused by several factors. Among them, during the year we were successful in shifting over 95% of production of molded optics to our Shanghai facility, reduced materials cost by incorporating lower cost glass into our products, had better production yields and efficiencies and manufactured lens holders in-house at a reduced cost, all of which we anticipate will result in continued improvements to our margins.  These cost reductions have lowered our cost structure and enabled us to bid on the high volume low cost business. Lower revenues were not sufficient to absorb our fixed costs and overhead costs.  Our two plants combined capacity usage moved from 37% of capacity to 48% of capacity during fiscal 2010. Our plant capacity and overhead structure are sufficient to handle much higher levels of production.  Going forward into fiscal 2011, the emphasis will be continued unit cost reductions driven by efficient purchasing and more sourcing in China of raw materials and coating services and higher yields due to a more experienced workforce at the Shanghai facility. Over the course of fiscal 2010, as we focused on new product development, we increased our headcount in Orlando from 45 to 49. We continue to product over 95% of our precision molded optics production in our Shanghai facility. Precision molded optics comprises 80% of our total revenue and with the majority of the manufacturing at the Shanghai facility our gross margin has improved to 47% from 27%. We also transferred complete manufacturing of our isolator products to our Shanghai facility in the last half of fiscal 2010. We our gross margin will continue to improve as we have not yet seen the full year impact of this transfer.

Selling, general and administrative expenses decreased by approximately $377,000 to $3.3 million in fiscal 2010 from $3.6 million in fiscal 2009. We had a reduction of $255,000 due to lower salaries and benefits, a $29,000 reduction of board compensation and a decreased legal costs of $262,000.  We had higher investor relations expenses of $267,000 for our new radio and television campaign during fiscal 2010. During fiscal 2010 there were some one-time events resulting in a net reduction of approximately $331,000 in general and administrative expenses; receipt of $556,000 on our D&O insurance as a refund for legal expenses, a litigation settlement, $76,000 reduction of legal expenses related to the reversal of accruals for litigation and reduction for reversal of royalty accrual of approximately $68,000. In the fourth quarter of fiscal 2009 there were two one-time events resulting in reductions to general and administrative expenses; receipt of $183,000 from our D&O insurance carrier as a refund of legal expenses and receipt of $186,000 from the Chinese government related to the move of our manufacturing facility in Shanghai. Our operating plan for fiscal 2011 projects business levels that will require selling, general and administrative expenses to increase as we support a higher level of sales. We plan to manage the Orlando workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2010 decreased by approximately $18,000 to approximately $869,000.  This decrease was primarily due to decreased product development materials offset by higher labor costs. Our operating plan for fiscal 2011 projects that product development spending will increase due to enhanced efforts in the development of the infrared product line.

In fiscal 2010 our amortization of intangibles remained at approximately $33,000 and is expected to remain at this level for fiscal 2011.

Interest expense decreased by approximately $609,000 to approximately $728,000 compared to approximately $1.3 million in fiscal 2009. This is primarily due to the conversion of 25% of the convertible debentures in December 2008 and related write-off of unamortized debt discount and debt costs and interest related to the fair value of warrants issued to induce conversion.

Investment and other income decreased by approximately $17,000 to $5,000 in fiscal 2010 from approximately $22,000 in fiscal 2009, due to a decrease in interest earned on lower cash balances and lower royalty fees earned.

Net loss for fiscal 2010 was approximately $560,000 compared with approximately $3.8 million in fiscal 2009, a decline of approximately $3.3 million. This improvement in the current year was comprised principally of:

•	Gross margin improvement of $2.3 million primarily due to increased revenues, reduced salaries and benefits and better utilization of fixed costs, better production yields and lower material costs;
•	Reduced SG&A salaries and benefits of $255,000;
•	Decreased interest expense of $609,000 due to write off of debt discount and debt costs on debentures for the 25% conversion of debentures in December 2008; and
•
The net of $156,000 for one-time items for D&O insurance claims, legal settlement expenses, and the reversal of accruals for royalty payments and litigation expenses, and a gain on the move of the Shanghai facility.

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
The discussions of our results as presented in this Annual Report include use of the non-GAAP terms “EBITDA” and “gross margin.”  Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

Disclosure Backlog, as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2010	6/30/2010	$2,950,000
Q3-2010	3/31/2010	$3,927,000
Q2-2010	12/31/2009	$4,001,000
Q1-2010	9/30/2009	$3,093,000
Q4-2009	6/30/2009	$2,278,000
Q3-2009	3/31/2009	$3,425,000

Our disclosure backlog at June 30, 2010 was approximately $3.0 million. Due to market conditions, throughout fiscal 2010 new orders were lower than the previous year.  In fiscal 2009 and 2010 we debooked some orders due to customer cancellations and new bookings were at a lower level than shipments causing the year-end backlog to decrease. In the fourth quarter of fiscal 2010 we debooked orders to two large customers, one due to non-payment and one due to their customer cancellation. We are currently working on replacing this lost business.

We believe our backlog will grow as a result of our efforts to enter high volume lower cost commercial markets, including the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  With the continuing diversification of our backlog we expect to show modest increases in revenue starting in the second quarter of 2011. We have experienced an increase in bookings for our industrial low cost lenses in Asia. We are now in production on these large orders of industrial low cost lenses and have started shipping product to customers. We project continued production and shipment for these low cost lenses.

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

Our EBITDA as defined above, has been as follows in the immediately preceding six fiscal quarters:

Fiscal Quarter	Ended	EBITDA
Q4-2010	6/30/2010	$488,423
Q3-2010	3/31/2010	$397,308
Q2-2010	12/31/2009	$363,345
Q1-2010	9/30/2009	($382,089)
Q4-2009	6/30/2009	($21,143)
Q3-2009	3/31/2009	($429,426)

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2010	6/30/2010	86
Q3-2010	3/31/2010	71
Q2-2010	12/31/2009	76
Q1-2010	9/30/2009	98
Fiscal 2010 average		83
Q4-2009	6/30/2009	84
Q3-2009	3/31/2009	89
Q2-2009	12/31/2008	73
Q1-2009	9/30/2008	63
Fiscal 2009 average		77

In comparison, our days cost of sales in inventory for the year ended June 30, 2009 was 77, compared to 83 for the year ended June 30, 2010. We believe this upward trend in inventory was principally caused by increasing stock in the infrared product line. We expect inventory levels to decline through fiscal 2011 as we continue to reduce costs.

Accounts receivable levels and quality:
Similarly, we manage accounts receivable levels to minimize investment in working capital. Weekly we review all receivables that are sixty days past terms. These past due accounts are contacted and all future shipments to them are placed on hold. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30-45 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows our DSO for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2010	6/30/2010	71
Q3-2010	3/31/2010	68
Q2-2010	12/31/2009	60
Q1-2010	9/30/2009	57
Fiscal 2010 average		64
Q4-2009	6/30/2009	68
Q3-2009	3/31/2009	58
Q2-2009	12/31/2008	63
Q1-2009	9/30/2008	61
Fiscal 2009 average		63

Our days sales outstanding for the year ended June 30, 2010 was 64 compared to 63 at June 30, 2009. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible. We strive to have DSO no higher than 55. We have noticed an increase in DSO as 50% of our quarterly revenue was shipped in the last month of the quarter and therefore revenues have yet not been collected.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoice amounts for sales or VAT taxes are posted to the balance sheet and not included in revenue.

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

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2010, LightPath carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of LightPath’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2010, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

LightPath’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2010 based on such criteria.

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

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of LightPath’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit LightPath to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in LightPath’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, LightPath’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Each of our directors and officers serves until his or her successor is elected and qualified.  The names and ages of our directors and officers, the years they became directors or officers, their principal occupations or employment for at least the past five years and certain of their other directorships is set forth below.

Class I Directors Continuing in Office Until the 2011 Annual Meeting

Robert Ripp, 69 Director (Chairman of the Board)
Mr. Ripp has served on the Board of Directors since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as the Company’s Interim President and Chief Executive Officer.  Mr. Ripp was Chairman and CEO of AMP Incorporated (“AMP”) from August 1998 until April 1999, when AMP was sold to TYCO International Ltd.  Mr. Ripp held various executive positions at AMP from 1994 to August 1999.  Mr. Ripp previously spent 29 years with IBM of Armonk, NY.  He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer. He retired from IBM in 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University.  Mr. Ripp is currently on the board of directors of Ace, Ltd., and PPG Industries, all of which are listed on the New York Stock Exchange.  Mr. Ripp also serves on the Company’s Compensation and Finance Committees. Mr. Ripp has dedicated over ten year of service to the Company. His extensive executive management experience, in addition to his financial expertise gained from various executive positions, qualify him for service as a director of our Company.

J. James Gaynor, 59 President & Chief Executive Officer Director
Mr. Gaynor was appointed President & Chief Executive Officer and Director on February 1, 2008 and prior to that served as Interim Chief Executive Officer from September 18, 2007. Mr. Gaynor previously served as the Company’s Corporate Vice President Operations since July 2006. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining the

Company, from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that, he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, and cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in manufacturing industries since 1976. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry. Mr. Gaynor understands the engineering aspects of our business, due to his engineering background, and has the management experience necessary to lead our Company and serve as a director.

Class III Directors Continuing in Office Until the 2013 Annual Meeting

Sohail Khan, 56 Director
Mr. Khan has served as a Director of the Company since February 2005. Mr. Khan serves on the board of directors for Gainspan Corporation and is currently President and Chief Executive Officer of SiGe Semiconductor (“SiGe”). Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 1996 to 2006 he held various executive positions with Agere Systems/Lucent Technologies ending as Executive Vice President and Chief Strategy & Development Officer of Agere Systems. Mr. Khan has also held various management positions at NEC Electronics, Intel and the National Engineering Services of Pakistan. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management positions at various manufacturing companies, as well as his background in engineering qualifies him for service as a director of our Company.

Dr. Steven Brueck, 66 Director
Dr. Brueck has served as a Director of the Company since July 2001. He is the Director of the Center for High Technology Materials (CHTM) and Professor of Electrical and Computer Engineering and Professor of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of the OSA, the IEEE and the AAAS. Dr. Brueck serves on the Company’s Audit Committee. Dr. Brueck’s background in engineering and his significant experience in research and materials systems qualify him for service as a director of our Company.

Class II Directors Continuing in Office Until the 2012 Annual Meeting

Louis Leeburg, 57 Director
Mr. Leeburg has served as a Director of the Company since May 1996.  Mr. Leeburg is currently a self-employed business consultant.  From 1988 until 1993 he was the Vice President for Finance of The Fetzer Institute, Inc. From 1980 to

1988 he was in financial positions with different organizations with an emphasis in investment management.  Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980.  Mr. Leeburg is currently on the board of directors of BioValve Inc., a private venture capital backed company. Mr. Leeburg received a Bachelor of Science degree in Accounting from Arizona State University.  He is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and The Institute for Noetic Sciences.  Mr. Leeburg also serves on the Company’s Audit and Finance Committees. Mr. Leeburg has a broad range of experience in accounting and financial matters.  His expertise gained in his role as an audit manager for Price Waterhouse & Co. and his service as Vice President of Finance of the Fetzer Institute, Inc. add invaluable knowledge to our Board and qualify him for service as a director of our Company.

Gary Silverman, 71 Director
Mr. Silverman has served as a Director of the Company since September 2001.  Mr. Silverman is currently the managing partner of GWS Partners, established in 1995 to conduct searches for senior-level executives and board of director candidates for a broad cross section of publicly held corporations.  From 1983 to 1995 he worked for Korn/Ferry International as an executive recruiter and held the position of Managing Director. He spent fourteen years with Booz, Allen & Hamilton, and in his last position as Vice President and Senior Client Officer was responsible for generation of new business, the management of client assignments and the development of professional staff.  Mr. Silverman is a graduate of the University of Illinois with both a Bachelor of Science degree and Masters of Science degree in Finance.  Mr. Silverman also serves on the Company’s Compensation Committee and Audit Committee. Mr. Silverman contributes a unique attribute to our Board in that he has extensive experience in the human resources aspect of our Company. Mr. Silverman’s background in advising companies in the development of professional staff qualifies him for service as a director of our Company.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 54 Corporate Vice President, Chief Financial Officer, Secretary and Treasurer
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

Other Significant Employees

Michael Lancaster, 45 Director of Operations
Mr. Lancaster has been Director of Operations since November 2006. Mr. Lancaster was Materials Manager for Bolton Medical from August 2005 to November 2006. Prior to joining Bolton Medical he held the position of Logistics/Materials Manager for Hydro Aluminum from March 2000 to May 2005. At Yuasa, Inc. he was the Materials Manager. He obtained a Masters of Business Administration degree and a Bachelor of Arts degree in Industrial Relations from Western Illinois University.

Alan Symmons, 38 Director of Engineering
Mr. Symmons has been Director of Engineering since October 2006. In September 2010, he was promoted to Corporate Vice President of Engineering. Mr. Symmons was Engineering Manager for Aurora Optical from December 2000 to October 2006. Prior to joining Aurora Optical he was Senior Mechanical Engineer for Ryobi, North America from December 1998 to December 2000. He served as Mechanical Engineer for SatCon Technology from 1995 to 1998 and General Dynamics from 1993 to 1998. He obtained a Masters of Business Administration degree from University of Arizona with graduate work in Optical Sciences. He received his Bachelor of Science degree in Mechanical Engineering from Rensselaer Polytechnic Institute.

Ray Pini, 40 Director of Marketing
Mr. Pini has been the Company’s Director of Marketing since August 2008. Mr. Pini was Marketing Manager from October 2006.  Prior to joining the Company, Mr. Pini was Marketing Applications Manager for Horiba Jobin Yvon, Optical Spectroscopy Division from October 1994 to October 2006. His noted publications include “Photoluminescence in the NIR with an Array Detector”, “Optical Emissions Studies for the Characterization of Pulsed Magnetron Sputtering Systems” and “Resolving Resolution”. He is a member of Optical Society of America, SPIE- The International Society for Optical Engineering and The Society for Applied Spectroscopy. He obtained his Masters of Business Administration degree from Rider University and a Master of Science in Physics at the University of Oregon.

Rob Myers, 36 Director of Sales
Mr. Myers was appointed Director of Sales of the Company in September 2008.  An employee of the Company for 10 years, Mr. Myers has previously served in various Sales, Marketing, and Product Management positions within the Company.  Prior to joining the Company, Mr. Myers was a Senior Sales Engineer with NSG America, a leading optical gradient index lens manufacturer, and Hamamatsu Corporation, where he specialized in infrared detectors and emitters.  Mr. Myers' management experience also includes 12 years of service as a Military Intelligence Officer in the US Army.  He holds a Bachelors of Science degree in Electrical Engineering from the Illinois Institute of Technology and has worked in the optics industry since 1996.

Mr. Bill Moreshead, 59 Director of Quality and Manufacturing Engineering Manager
Mr. Moreshead has been with the Company since March 1987. Mr. Moreshead has served as Senior Research Engineer, Mold Production Manager, Senior Development/Product Engineer. From 2002 to 2007 he held the position of Quality Assurance Director. Starting in 2007, he then took on responsibilities as Manufacturing Engineering Manager. He holds a Master of Science in Chemistry and is currently enrolled as a graduate student in a Ph.D. program in Chemistry. He was the principal scientist and research assistant of a team that developed porous silica materials for use in carbon monoxide detectors. He is co-author of winning proposals for a NIST Advanced Technology program as well as several publications.

Xueguan Cao, 45 LightPath (Shanghai) General Manager
Mr. Cao began to serve for LightPath (Shanghai) in October 2007 as an Operation Manager. In the following years, he was appointed Deputy General Manager in November 2007, LightPath (Shanghai) General Manager in September 2008 and Director of LightPath Optical Instrumentation (Shanghai) Co. in May 2009. Mr. Cao was Technical Deputy General Manager, Executive GM and Managing Director in succession for Guangdong Shunyon / Longde Group from 2004 to 2007. Prior to serving in Guangdong Shunyon / Longde Group, he was an Engineer, Senior Engineer, Project Manager and Engineering Department Manager of II-VI Optics (Suzhou) Co., Ltd, a NASD listed company, in succession from 1999 to 2004. When he graduated from Nanjing University of Science and Technology with Master degree in 1993, he stepped into Xi'an Applied Optics Institute as an optical designer and project manager until 1999. Mr. Cao has a rich working experience in management, engineering, quality etc. He is specially expert in new company preparation and construction, factory layout, engineering management, quality (ISO system) management, production management, workshop trouble shooting, personnel management, corporation developing strategy planning etc. Mr. Cao has broad and profound knowledge and experienced skill, such as optical design, optical glass processing, optical pickup manufacturing, plastic injection molding, hardware stamping, mini DC motor manufacturing etc.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file on a timely basis reports as required by Section 16(a) of the Securities Exchange Act of 1934 during the period covered by this report.  In making the above statements, the Company has relied solely on its review of copies of the reports furnished to the Company and written representations from certain reporting persons.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions.  The text of the Company’s Code of Conduct and Ethics is available on the Company’s website at www.lightpath.com or may be obtained free of charge by writing to: Secretary, LightPath Technologies, Inc., 2603 Challenger Tech CT, Suite 100, Orlando, FL 32826. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, Louis Leeburg (Chairman) and Gary Silverman, met four times during fiscal 2010, which meetings included discussions with management and with the Company’s independent auditors to discuss the interim and annual financial statements and the annual report of the Company, and the effectiveness of the Company’s financial and accounting functions and organization.  The Audit Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.lightpath.com.  The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of the Company’s independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s).  The Board of Directors has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC, the National Association of Securities Dealers (NASD) and the NASDAQ Capital Market.  The Board of Directors has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by Security and Exchange Commission’s rules.  Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.	Executive Compensation.

Summary Compensation Table for Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) the Chief Executive Officer and (ii) the one other most highly compensated executive officers of the Company serving as an executive officer at the end of fiscal 2010 for services rendered in executive officer capacities to the Company during fiscal 2010 and fiscal 2009. The Company did not have any other executive officers meeting the requirements of (ii), nor did it have any other individuals for whom disclosure would have been provided pursuant to clauses (i) and (ii) above but for the fact that the individual was not serving as an executive officer of the Company as of the end of fiscal 2010.

			Options	All Other	Total
Name and Position	Fiscal	Salary	Awards	Compensation	($)
	Year	($)	($)**	($) *
(a)	(b)	(c)	(f)	(i)	(j)
J. James Gaynor	2010	196,442	60,984	-	257,426
President & Chief Executive Officer (1)	2009	210,289	50,345	-	260,634
Dorothy M. Cipolla	2010	138,173	32,585	-	170,758
Corporate Vice President, Chief	2009	140,481	48,730	-	189,211
Financial Officer, Treasurer & Secretary (2)

Notes:
* Other Compensation, as defined by SEC rules does not include the amounts that qualify under the applicable de minimis rule for all periods presented. The de minimis rule does not require reporting of perquisites and other compensation that totals less than $10,000. The nature of these compensatory items include the Company’s matching of elective employee 401(k) deferrals and the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

** For valuation assumptions on restricted stock and stock option awards refer to note 8 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2010. Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2010 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2010.

(1) Mr. Gaynor’s “other compensation” includes the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

(2) Ms. Cipolla’s “other compensation” includes the Company’s matching of elective employee 401(k) deferrals, the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

Board Leadership Structure and Role in Risk Oversight

Our full board of directors is responsible for the oversight of our operational risk management process. Our board has assigned responsibility for addressing certain risks, and the steps management has taken to monitor, control and report such risk, to our audit and finance committee. Such risks include risks relating to execution of our growth strategy, the effects of the recessionary global economy on customer purchases, component inventory supply, our ability to expand our partner network, communication with investors, certain actions of our competitors, the protection of our intellectual property, sufficiency of our capital, inventory investment and risk of obsolescence, security of information systems and data, integration of new information systems, credit risk, product liability and costs of reliance on external advisors with appropriate reporting of these risks to be made to the full board.

Our board relies on our compensation committee to address significant risk exposures facing the Company with respect to compensation, including risks relating to retention of key employees, protection of partner relationships, management succession and benefit costs, also with appropriate reporting of these risks to be made to the full board. Our board’s role in the oversight of our risk management has not affected our board’s determination that separate chief executive officer and chairman positions constitute the most appropriate leadership structure for the Company at this time. Our audit and finance committee and our full board review and comment on the draft risk factors for disclosure in our periodic filings. The audit and finance committee, along with the full board, after reviewing such risks factors, use the risk factors to initiate discussions with appropriate members of our senior management if such risk factors raise questions or concerns about the status of operational risks then facing the Company.

Narrative Discussion of Summary Compensation Table of Executive Officers

The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our executive officers.

J. James Gaynor

Cash Compensation (Base Salaries and Bonuses). Mr. Gaynor was awarded total cash compensation for his services to the Company in fiscal 2010 in the amount of $196,442. This represents his annual base salary for fiscal 2010.  The base salary paid to Mr. Gaynor for fiscal 2010 constituted approximately 76% of the total compensation paid to Mr. Gaynor as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.  The Compensation Committee did not award Mr. Gaynor any compensation on account of fiscal 2009 or 2010 goals. On July 24, 2006, Mr. Gaynor was granted an option to purchase 15,000 shares which vested on July 24, 2008.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $723 in 2009 as a result of the adoption of ACS Topic 718, Share-Based Payment. On October 27, 2006, Mr. Gaynor was granted an option to purchase 20,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2010.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $24,000 in fiscal 2009 and $22,910 in fiscal 2010 and we expect to recognize $7,636 in fiscal 2011 as a result of the adoption of ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $11,438 in fiscal 2009, and $ 10,684 in fiscal 2010 and we expect to recognize $10,684 in fiscal 2011 and $2,671 in fiscal 2012 as a result of the adoption of ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares which vested in thirteen months on December 6, 2008 if certain performance targets were met.  The targets were not met and the option was terminated. We did not recognize compensation expense in fiscal 2009 or in fiscal 2010, as a result of the adoption of ACS Topic 718, Share-Based Payment. On January 31, 2008, Mr. Gaynor was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on January 31, 2012.  Based on the vesting schedule of the options, we recognized $15,750 of compensation expenses for fiscal 2009 and $14,625 for fiscal 2010, we expect to recognize compensation expense of approximately $14,625 in fiscal 2011 and $8,531 in fiscal 2012 as a result of the adoption of ACS Topic 718, Share-Based Payment. On February 4, 2010, Mr. Gaynor was granted an option to purchase 50,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014.  Based on the vesting schedule of the options, we recognized $12,766 of compensation expenses for fiscal 2010, we expect to recognize compensation expense of approximately $30,638 in each of fiscal 2011 and fiscal 2012 and $17,872 in fiscal 2013 as a result of the adoption of ACS Topic 718, Share-Based Payment.

All Other Compensation. Mr. Gaynor is eligible to participate in COBRA health insurance and in any other benefits generally available to our executive officers. He received other compensation of $0 for fiscal 2010 and $5,219 for fiscal 2009 for payments made for matching 401k contributions and insurance payments for health insurance, dental insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Mr. Gaynor is eligible to receive twenty-four months compensation in the event of a change of control. For additional details, please see the section titled “Potential Payments Upon Change of Control”.

Dorothy Cipolla

Cash Compensation (Base Salaries and Bonuses). Ms. Cipolla was awarded total cash compensation for her services to the Company in fiscal 2010 in the amount of $138,173. This represents her annual base salary for fiscal 2010. The base salary paid to Ms. Cipolla for fiscal 2010 constituted approximately 81% of the total compensation paid to Ms. Cipolla as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On February 28, 2006, Ms. Cipolla was granted a stock option for 15,000 shares which vested on the second anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2009 as a result of the adoption of ACS Topic 718, Share-Based Payment. On October 27, 2006, Ms. Cipolla was granted an option to purchase 20,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2010. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $24,000 in fiscal 2009 and $22,910 in fiscal 2010 and expects to recognize $7,637 in fiscal 2011 as a result of the adoption of ACS Topic 718, Share-Based Payment. On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of $6,746 in fiscal 2009 and $7,123 in fiscal 2010 and expects to recognize compensation expense of approximately $7,123 in each of fiscal 2011 and $1,781 in fiscal 2012 as a result of the adoption of ACS Topic 718, Share-Based Payment. On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares which vested on December 6, 2008 if certain performance targets were met. The targets were not met and we did not recognize compensation expense in fiscal 2009 or fiscal 2010 and the options were terminated in fiscal 2009, as a result of the adoption of ACS Topic 718, Share-Based Payment. On February 4, 2010, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $2,553 in fiscal 2010 and expects to recognize compensation expense of approximately $6,128 in each of fiscal 2011, fiscal 2012 and fiscal 2013 and $3,574 in fiscal 2014 as a result of the adoption of ACS Topic 718, Share-Based Payment.

All Other Compensation. Ms. Cipolla is eligible to participate in COBRA health insurance or in any other benefits generally available to the Company’s executive officers. She received other compensation of $0 in fiscal 2010 and $2,936 in fiscal 2009 for payments made for matching 401k contributions and insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Ms. Cipolla is eligible to receive three months compensation in the event of a change of control.  For additional details, please see below.

Potential Payments upon Termination or Change-of-Control

The following table provides change of control payments due to the executive officers named in the Summary Compensation Table. These payments would be due to the executive officers in the event of a change of control.

Amount of Payment Upon
Executive Officer	A Change of Control (1)
J. James Gaynor (2)	$450,000
Dorothy Cipolla (3)	$41,250

(1)  A change of control is defined as any of the following transactions occurring:

•	the dissolution or liquidation of the Company,

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

(3)
Payments made pursuant to a change of control to Ms. Cipolla would occur according to our normal payroll schedule and would only be paid out in the event Ms. Cipolla was no longer employed by the Company.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
(a)	(b)	(c)	(e)		(f)
Name	Number of	Number of	Option	Vesting	Option
	Securities	Securities	Exercise	Schedule	Expiration
	Underlying	Underlying	Price ($)		Date
	Unexercised	Unexercised
	Options (#)	Options (#)
	Exercisable	Unexercisable

J. James Gaynor	15,000	-	$ 3.47	2 year cliff	7/24/2016
	15,000	5,000	$ 4.80	25%/yr for 4 yrs	10/27/2016
	7,500	7,500	$ 3.05	25%/yr for 4 yrs	11/6/2017
	15,000	15,000	$ 2.10	25%/yr for 4 yrs	1/31/2018
	-	50,000	$ 2.66	25%/yr for 4 yrs	2/4/2020
Dorothy Cipolla	15,000	-	$ 4.53	2 year cliff	2/28/2016
	15,000	5,000	$ 4.80	25%/yr for 4 yrs	10/27/2016
	5,000	5,000	$ 3.05	25%/yr for 4 yrs	11/6/2017
	-	10,000	$ 2.66	25%/yr for 4 yrs	2/4/2020

The stock options are issued pursuant to the Omnibus Incentive Plan and have a ten year life. The awards will terminate 90 days after termination of employment.

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

Cash Compensation Paid to Board Members

For fiscal year 2005 and beyond, all non-employee members of the Board of Directors receive a retainer of $2,000 per month, paid quarterly. There are no meeting attendance fees paid unless, by action of the Board of Directors, such fees are deemed advisable due to a special project or other effort requiring extra-normal commitment of time and effort. Additionally, the following fees are paid to the Chairman of the Board and Committee Chairmen on a quarterly basis for their responsibilities overseeing their respective functions:

	Base Amount	10% Reduction
Chairman of the Board	$15,000	$13,500
Audit Committee Chairman	$2,000	$1,800
Compensation Committee Chairman	$1,000	$900
Finance Committee Chairman	$1,000	$900

The Directors earned the amounts above for fiscal 2010 adjusted for a 10% reduction. The 10% reduction was put in place when the Orlando staff received a 10% pay reduction. The board fees will revert to base amounts when the Orlando pay reduction is eliminated. Directors who are employees of the Company receive no compensation for their service as directors.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2010.

Name (1)	Fees Earned or	Stock	Option	Total
	Paid in Cash	Awards	Awards	($)
	($)(2)	($)(3)(5)	($)(4)(5)
(a)	(b)	(c)	(d)	(h)
Robert Ripp	$ 92,400	$ 14,572	$ -	$ 106,972
Sohail Khan	$ 26,400	$ 14,572	$ -	$ 40,972
Steve Brueck	$ 26,400	$ 14,572	$ -	$ 40,972
Louis Leeburg	$ 35,200	$ 14,572	$ -	$ 49,772
Gary Silverman	$ 30,800	$ 14,572	$ -	$ 45,372

(1)
J. James Gaynor, the Company’s President and Chief Executive Officer during fiscal 2010, is not included in this table as he was an employee of the Company and thus received no compensation for his services as Director. The compensation received by Mr. Gaynor as an employee of the Company is shown in the Summary Compensation Table on page 27.

(2)	Does not include earned but unpaid board fees at year end as follows: Mr. Ripp - $18,900, Mr. Leeburg - $7,200, Mr. Silverman - $6,300, Mr. Brueck - $5,400 and Mr. Khan - $5,400.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2010 in accordance with ACS Topic 718 and thus may include amounts from awards granted in and prior to 2010.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2010 in accordance with ACS Topic 718 and thus may include amounts from awards granted in and prior to 2010.

(5)
The aggregate number of stock swards and aggregate number of option awards outstanding as of June 30, 2010 are shown in Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters on page 36.

Narrative Disclosure of Summary Compensation Table of Directors

Robert Ripp

Cash Compensation (Base Fees and Position Fees). Mr. Ripp earned total cash compensation for his services to the Company in fiscal 2010 in the amount of $92,400. This represents his retainer and chairman fees for fiscal 2010. Fees paid were $92,400 with $18,900 due in accounts payable at year end. The base fees to Mr. Ripp for fiscal 2010 constituted approximately 85% of the total fees paid to Mr. Ripp as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Ripp was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in fiscal 2009 in accordance with ACS Topic 718, Share-Based Payment. On February 1, 2008, Mr. Ripp was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on

February 1, 2012. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $51,810 prior to fiscal 2009 in accordance with ACS Topic 718, Share-Based Payment. On November 10, 2005, Mr. Ripp was granted a restricted stock units for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $1,268 in fiscal 2009 and $117 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On October 27, 2006, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,920 in fiscal 2009 and $118 in fiscal l2010 in accordance with ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,507 in fiscal 2009 and $7,123 in fiscal 2010 and expects to recognize $7,123 in fiscal 2011 and $574 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On October 30, 2008, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in fiscal 2009 and $3,060 in fiscal 2010 and expects to recognize $3,060 in fiscal 2011 and $1,020 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On February 4, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and expects to recognize $9,970 in fiscal 2011 and fiscal 2012 and $5,815 in fiscal 2013 in accordance with ACS Topic 718, Share-Based Payment.

Sohail Khan

Cash Compensation (Base Fees and Position Fees). Mr. Khan earned total cash compensation for his services to the Company in fiscal 2010 in the amount of $26,400. This represents his retainer for fiscal 2010. Fees paid were $26,400 with $5,400 due in accounts payable at year end. The base fees to Mr. Khan for fiscal 2010 constituted approximately 64% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Khan was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On November 10, 2005, Mr. Khan was granted a restricted stock units for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $1,268 in fiscal 2009 and $117 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On October 27, 2006, Mr. Khan was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,920 in fiscal 2009 and $118 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Khan was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,507 in fiscal 2009 and $7,123 in fiscal 2010 and expects to recognize $7,123 in fiscal 2011 and $574 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On October 30, 2008, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in fiscal 2009 and $3,060 in fiscal 2010 and expects to recognize $3,060 in fiscal 2011 and $1,020 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On February 4, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and expects to recognize $9,970 in fiscal 2011 and fiscal 2012 and $5,815 in fiscal 2013 in accordance with ACS Topic 718, Share-Based Payment.

Steven Brueck

Cash Compensation (Base Fees and Position Fees). Mr. Brueck earned total cash compensation for his services to the Company in fiscal 2010 in the amount of $26,400. This represents his retainer for fiscal 2010. Fees paid were $26,400 with $5,400 due in accounts payable at year end. The base fees to Mr. Khan for fiscal 2010 constituted approximately 64% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Brueck was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in fiscal 2009 in accordance with ACS Topic 718, Share-Based Payment. On November 10, 2005, Mr. Brueck was granted a restricted stock units for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $1,268 in fiscal 2009 and $117 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On October 27, 2006, Mr. Brueck was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,920 in fiscal 2009 and $118 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Brueck was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,507 in fiscal 2009 and $7,123 in fiscal 2010 and expects to recognize $7,123 in fiscal 2011 and $574 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On October 30, 2008, Mr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in fiscal 2009 and $3,060 in fiscal 2010 and expects to recognize $3,060 in fiscal 2011 and $1,020 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On February 4, 2010, Mr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and expects to recognize $9,970 in fiscal 2011 and fiscal 2012 and $5,815 in fiscal 2013 in accordance with ACS Topic 718, Share-Based Payment.

Louis Leeburg

Cash Compensation (Base Fees and Position Fees). Mr. Leeburg earned total cash compensation for his services to the Company in fiscal 2010 in the amount of $35,200. This represents his retainer and fee for audit committee chair for fiscal 2010. Fees paid were $35,200 with $7,200 due in accounts payable at year end. The base fees to Mr. Leeburg for fiscal 2010 constituted approximately 71% of the total fees paid to Mr. Leeburg as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Leeburg was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2009 in accordance with ACS Topic 718, Share-Based Payment. On November 10, 2005, Mr. Leeburg was granted a restricted stock units for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $1,268 in fiscal 2009 and $117 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On October 27, 2006, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,920 in fiscal 2009 and $118 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,507 in fiscal 2009 and $7,123 in fiscal 2010 and expects to recognize $7,123 in fiscal 2011 and $574 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On October 30, 2008, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in fiscal 2009 and $3,060 in fiscal 2010 and expects to recognize $3,060 in fiscal 2011 and $1,020 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. . On February 4, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and expects to recognize $9,970 in fiscal 2011 and fiscal 2012 and $5,815 in fiscal 2013 in accordance with ACS Topic 718, Share-Based Payment.

Gary Silverman

Cash Compensation (Base Fees and Position Fees). Mr. Silverman earned total cash compensation for his services to the Company in fiscal 2010 in the amount of $30,800. This represents his retainer and fee for compensation committee chair for fiscal 2010. Fees paid were $30,800 with $6,300 due in accounts payable at year end. The base fees to Mr. Silverman for fiscal 2010 constituted approximately 68% of the total fees paid to Mr. Silverman as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Silverman was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense of approximately $2,293 in fiscal 2009 in accordance with ACS Topic 718, Share-Based Payment. On February 1, 2008, Mr. Silverman was granted a stock option for 15,000 shares which vested on the one third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2009 in accordance with ACS Topic 718, Share-Based Payment. On November 10, 2005, Mr. Silverman was granted a restricted stock units for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $1,268 in fiscal 2009 and $117 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On October 27, 2006, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,920 in fiscal 2009 and $118 in fiscal 2010 in accordance with ACS Topic 718, Share-Based Payment. On November 6, 2007, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,507 in fiscal 2009 and $7,123 in fiscal 2010 and expects to recognize $7,123 in fiscal 2011 and $5,734 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On October 30, 2008, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,040 in fiscal 2009 and $3,060 in fiscal 2010 and expects to recognize $3,060 in fiscal 2011 and $1,020 in fiscal 2012 in accordance with ACS Topic 718, Share-Based Payment. On February 4, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and expects to recognize $9,970 in fiscal 2011 and fiscal 2012 and $5,815 in fiscal 2013 in accordance with ACS Topic 718, Share-Based Payment.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Company’s Amended and Restated Omnibus Incentive Plan, including stock options, restricted stock awards or units.

In fiscal year 2010, the following directors received grants under the Company’s Amended and Restated Omnibus Incentive Plan:

	Restricted
	Stock
	Units
Name of Director	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steve Brueck	15,000	2/4/2010	$1.99
Sohail Khan	15,000	2/4/2010	$1.99
Louis Leeburg	15,000	2/4/2010	$1.99
Robert Ripp	15,000	2/4/2010	$1.99
Gary Silverman	15,000	2/4/2010	$1.99
	75,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2010, the end of the Company’s most recent fiscal year, information regarding (i) all compensation plans previously approved by the stockholders and (ii) all compensation plans not previously approved by the stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$6.33	480,161

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of September 16, 2010, the number and percentage of outstanding shares of the Company's Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the officers named in the Summary Compensation Table below, (iii) directors and executive officers of the Company as a group at such date, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Class A common stock of the Company at such date.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 16, 2010, through the exercise of any stock option or other right to purchase, such as a warrant.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.  The table that follows is based upon information supplied by the executive officer, directors and principal stockholders and a Schedule 13G filed with the SEC.

	Securities						Percent Owned
	Common Stock Class A						(%)
Name and Address (1)	Restricted	Unrestricted	Warrants	Debentures	Options	Amount of Shares of Class A Common Stock Beneficially Owned
Robert Ripp, Director (2)(3)	71,700	267,648	212,750	121,753	36,100	709,951	7%
Gary Silverman, Director (4)	71,700	19,042	11,276	12,175	21,100	135,293	1%
Louis Leeburg, Director (5)	71,700	20,709	11,731	12,175	6,100	122,415	1%
Sohail Khan, Director (6)	72,900	-	-	-	6,100	79,000	0%
Dr. Steve Brueck, Director (7)	71,700	9,980	11,276	12,175	6,100	111,231	1%
James Gaynor, President & CEO (8)	-	12,253	11,504	12,175	130,000	165,932	1%
Dorothy Cipolla, CVP, CFO, Secreatary & Treasurer	-	-	-	-	55,000	55,000	*
All directors and named executive officers currently holding office as a group (7 persons)						0
						0
						0
	359,700	329,632	258,537	170,453	260,500	1,378,822	11%
Carl E. Berg (9)	-	1,215,906	478,759	487,013	-	2,181,678	12%

* less than 1%

Notes:
(1)  Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors, officers and other persons above is “in care of” LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, FL 32826. The address for Mr. Berg as filed on a Schedule 13G filed February 14, 2008 is 10050 Bandley Drive, Cupertino, CA, 94014.
(2)  Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp's adult children and for which he disclaims beneficial ownership.
(3)  Includes 370,603 shares of Class A common stock with respect to which Mr. Ripp has the right to acquire.  Specifically, Mr. Ripp holds a debenture issued by the Company in the principal amount $187,500, which is currently convertible into 121,753 shares of Class A common stock.  Mr. Ripp also holds warrants which are currently exercisable for an aggregate of 212,750 shares of Class A common stock and options which are currently exercisable for an aggregate of 36,100 shares of Class A common stock.
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
(5)  Includes 29,551 shares of Class A common stock with respect to which Mr. Leeburg has the right to acquire.  Specifically, Mr. Leeburg holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Leeburg also holds warrants which are currently exercisable for an aggregate of 11,731 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
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
(8) Includes 103,451 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire.  Specifically, Mr. Gaynor holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Gaynor also holds warrants which are currently exercisable for an aggregate of 11,504 shares of Class A common stock and options which are currently exercisable for an aggregate of 130,000 shares of Class A common stock.
(9) Excludes 965,772 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC (“BBE”) may have the right to acquire in the future.  Specifically, BBE holds a debenture issued by the Company in the principal amount $750,000, which would be convertible into 487,013 shares of Class A common stock.  BBE also holds warrants which would be exercisable for an aggregate of 478,759 shares of Class A common stock.  However, neither BBE nor the Company is able to effect any conversion of the debenture or any exercise of the warrants to the extent that after giving effect to such issuance after conversion or exercise, as the case may be, BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon conversion or exercise of the debenture or warrants.  Given that BBE currently holds in excess of 4.99% of the issued and outstanding share of Class A common stock, the debenture cannot be converted and the warrants cannot be exercised.

There are no arrangements known to the Company which may at a subsequent date result in a change-in-control.

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

In April 2010, the Board of Directors was presented with a Securities Purchase Agreement with seven institutional and private investors with respect to a private placement of common stock. Among the investors were J. James Gaynor and Louis Leeburg both of whom were directors or officers of LightPath at the time of the transaction. Mr. Gaynor and Mr. Leeburg invested $5,000 and $10,000, respectively. After board discussion and approval, the directors and officer were allowed to participate in the transaction on the same terms and subject to the same conditions as the other third party investors subject to a $0.0325 premium per share of common stock.

Director Independence

In accordance with NASDAQ Capital Market and SEC rules, the Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in the Nasdaq Capital Market listing standards. Based on these standards, the Board of Directors has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company.

Robert Ripp	Steven Brueck

Gary Silverman	Sohail Khan

Louis Leeburg

All of the members of the audit and compensation committees are also independent.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Cross, Fernandez & Riley, LLP (“CFR”) for the audit of the Company’s annual financial statements during the years ended June 30, 2010 and 2009, and fees billed for other services rendered by CFR:

	Fiscal 2010	Fiscal 2009
Audit Fees (1)	124,677	175,597
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total All Fees	$124,677	$175,597

(1)
Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the Securities and Exchange Commission within those fiscal years.

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by CFR. The Audit Committee has pre-approved all fees for audit and non-audit work performed.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

  (1)   Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2010 and 2009

Consolidated Statements of Operations—For the years ended June 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows—For the years ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

Exhibit Number	Description	Notes

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	13

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment to Directors Compensation Agreement	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its CEO & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.10	Termination of Joint Venture Contract, dated as of September 28, 2008 between CDGM Glass Company, Ltd. and LightPath Technologies, Inc.	12

10.11	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	14

10.12	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	15

10.13	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	16

Exhibit Number	Description	Notes

10.14	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	17

10.15	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	17

10.16	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	17

14.1	Code of Ethics	*

21.1	Subsidiaries of the Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

*   Filed herewith.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida
September 16, 2010

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$1,464,351	$579,949
Trade accounts receivable, net of allowance of $22,930 and $26,131	1,804,063	973,634
Inventories, net	1,137,678	983,278
Other receivables	-	183,413
Prepaid interest expense	167,635	366,219
Prepaid expenses and other assets	223,908	173,882
Total current assets	4,797,635	3,260,375
Property and equipment - net	2,344,692	2,024,571
Intangible assets - net	134,001	166,869
Debt costs, net	151,530	299,080
Other assets	27,737	78,701
Total assets	$7,455,595	$5,829,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$511,523	$1,376,599
Accrued liabilities	179,370	181,318
Accrued payroll and benefits	396,863	332,609
Note payable, current portion	-	152,758
Capital lease obligation, current portion	-	5,050
Total current liabilities	1,087,756	2,048,334

Deferred rent	569,286	644,056
8% convertible debentures to related parties, net of debt discount	213,890	175,255
8% convertible debentures, net of debt discount	1,339,975	1,270,725
Total liabilities	3,210,907	4,138,370

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 8,971,638 and 6,696,992
shares issued and outstanding, respectively	89,716	66,970
Additional paid-in capital	206,277,806	203,151,364
Foreign currency translation adjustment	23,466	58,233
Accumulated deficit	(202,146,300)	(201,585,341)
Total stockholders’ equity	4,244,688	1,691,226
Total liabilities and stockholders’ equity	$7,455,595	$5,829,596

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year ended
	2010	2009
Product sales, net	$9,250,621	$7,489,545
Cost of sales	4,935,755	5,446,518

Gross margin	4,314,866	2,043,027

Operating expenses:
Selling, general and administrative	3,259,551	3,636,093
New product development	869,440	887,400
Amortization of intangibles	32,868	32,868
Gain on disposal of equipment	(9,138)	(5,244)

Total costs and expenses	4,152,721	4,551,117

Operating income (loss)	162,145	(2,508,090)

Other income (expense)
Interest expense	(210,002)	(254,622)
Interest expense - debt discount	(370,385)	(640,695)
Interest expense - debt costs	(147,550)	(225,228)
Interest expense - warrants to induce conversion	—	(215,975)
Investment and other income	4,833	21,550

Net loss	$(560,959)	$(3,823,060)

Loss per share (basic and diluted)	$(0.07)	$(0.62)

Number of shares used in per share calculation	8,139,852	6,167,827

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended June 30, 2009 and 2010

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balances at June 30, 2008	5,331,664	$53,317	$199,847,356	$21,369	$(197,762,281)	$2,159,761
Issuance of common stock for:
Current interest on convertible debentures	103,971	1,040	96,593	-	-	97,633
Incentive to participate in convertible debenture placement, recorded as debt discount	73,228	732	74,399	-	-	75,131
Prepayment of future interest on convertible debentures	589,614	5,896	448,099	-	-	453,995
Conversion of 25% of debentures	475,496	4,755	727,495	-	-	732,250
Payment on consulting service arrangements	74,839	748	61,051	-	-	61,799
Vested restricted stock units	33,400	334	(334)	-	-	-
Employee Stock Purchase Plan	14,780	148	14,072	-	-	14,220
Issuance of warrants to private placement agent				-	-
recorded as debt costs	-	-	194,057	-	-	194,057
on convertible debentures	-	-	1,316,334	-	-	1,316,334
to convert debentures	-	-	215,975	-	-	215,975
and restricted stock units	-	-	156,267	-	-	156,267
Foreign currency translation adjustment				36,864		36,864
Net loss	-	-	-	-	(3,823,060)	(3,823,060)
Comprehensive loss						(3,786,196)
Balance at June 30, 2009	6,696,992	$66,970	$203,151,364	$58,233	$(201,585,341)	$1,691,226
Issuance of common stock for:
Employee Stock Purchase Plan	8,910	89	6,768	-	-	6,857
Vested restricted stock units	20,000	200	(200)	-	-	-
Exercise of employee stock options	7,993	80	8,313	-	-	8,393
Conversion of debentures	170,455	1,705	260,795	-	-	262,500
Cashless exercise of warrants	63,622	636	(636)	-	-	-
Exercise of warrants	101,209	1,012	138,322	-	-	139,334
Settlement of litigation	26,455	265	49,735	-	-	50,000
Consulting services	69,445	694	149,306	-	-	150,000
Stock based compensation on stock		-
options and restricted stock units	-	-	160,416	-	-	160,416
Sale of common stock and warrants, net	1,806,557	18,065	2,353,623	-	-	2,371,688
Foreign currency translation adjustment	-	-	-	(34,767)	-	(34,767)
Net loss	-	-	-	-	(560,959)	(560,959)
Comprehensive loss						(595,726)
Balance at June 30, 2010	8,971,638	$89,716	$206,277,806	$23,466	$(202,146,300)	$4,244,688

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(560,959)	$(3,823,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	700,475	565,988
Interest from amortization of debt discount	370,385	640,695
Fair value of warrants issued to induce debenture conversion	-	215,975
Interest from amortization of debt costs	147,550	255,228
Issuance of common stock for interest on convertible debentures	-	97,633
Common stock issued for legal settlement	50,000	-
Gain on sale of property and equipment	(9,138)	(5,244)
Stock based compensation	160,416	156,267
Change in provision for doubtful accounts receivable	(3,201)	(18,731)
Deferred rent	(74,770)	421,238
Common stock issued for payment of consulting services	150,000	61,799
Changes in operating assets and liabilities:
Trade accounts receivables	(827,228)	379,953
Other receivables	183,413	(183,413)
Inventories	(154,400)	340,277
Prepaid expenses and other assets	199,522	81,125
Accounts payable and accrued liabilities	(802,770)	(653,683)
Net cash used in operating activities	(470,705)	(1,467,953)
Cash flows from investing activities
Purchase of property and equipment	(987,728)	(563,764)
Proceeds from sale of equipment	9,138	37,791
Net cash used in investing activities	(978,590)	(525,973)
Cash flows from financing activities
Proceeds from exercise of stock options	8,393	-
Proceeds from sale of common stock, net of costs	2,371,688	-
Proceeds from sale of common stock from employee stock purchase plan	6,857	14,220
Borrowings on 8% convertible debenture, net of issuance costs	-	2,568,749
Exercise of warrants	139,334	-
Payments on secured note payable	-	(260,828)
Payments on capital lease obligation	(5,050)	(18,603)
Payments on note payable	(152,758)	(124,984)
Net cash provided by financing activities	2,368,464	2,178,554
Effect of exchange rate on cash and cash equivalents	(34,767)	36,864
Increase in cash and cash equivalents	884,402	221,492
Cash and cash equivalents, beginning of period	579,949	358,457
Cash and cash equivalents, end of period	$1,464,351	$579,949
Supplemental disclosure of cash flow information:
Interest paid in cash	$3,477	$34,817
Income taxes paid	5,940	9,753
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	262,500	732,250
Prepaid interest through the issuance of common stock	-	453,993
Fair value of warrants issued to broker of debt financing	-	194,057
Fair value of warrants and incentive shares issued to debenture holders	-	790,830
Intrinsic value of beneficial conversion feature underlying convertible debentures	-	600,635

The accompanying notes are an integral part of these consolidated statements.

1.	Organization and History; Going Concern and Management’s Plans

Organization and History

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware in 1992.  It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, isolators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms (LightPath, the Company, we, us or our), refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

During fiscal year 1996, the Company completed an initial public offering (“IPO”) and subsequently has had nine private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million. In fiscal 2009 the Company raised $2.9 million through the sale of convertible debentures.

The Company’s optical product markets experienced a severe downturn beginning in 2001, resulting in a significant decline in the demand for the Company’s optical products over that period. However, management believes that some volume improvement occurred in the demand for the Company’s optical products, which include precision molded optics, collimators and isolators, in several of its markets, particularly the industrial and defense markets. Nevertheless, the Company has not been able to reach a status of positive cash flow or profitability.

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2010 the Company has an accumulated deficit of approximately $202 million. Cash used in operations was $471,000, $1.5 million and $3.4 million during fiscal 2010, 2009 and 2008, respectively. Management has instituted cost reductions which included a reduction in labor, material costs and discretionary expense spending. In addition, we have redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and have instituted more efficient management techniques which have improved our product yields.  Management believes these factors will contribute towards achieving profitability, assuming we meet out sales targets.

Management has developed an operating plan for fiscal 2011 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $1,464,000 at June 30, 2010. As discussed in Note 20, during fiscal 2010, the Company raised approximately $2.4 million from the sale of common stock and warrants.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

The fiscal 2011 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products, such as laser tools, for the imaging markets in Asia. We have been targeting these markets since fiscal 2009. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a 10% purchase burden added to cover shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply.  These items as identifed are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from one to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoice amounts for sales or VAT taxes are posted to the balance sheet and not included in revenue.

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

The Company evaluated and revised the useful lives of the tooling used in their manufacturing process. The revisions were accounted for prospectively as a change in accounting estimate and as a result, the amortization of tooling expense for the current fiscal year end has been increased by $79,000.

Financial instruments. The Company accounts for financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly referenced as SFAS No. 157, Fair Value Measurements), which introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1,134,243 at June 30, 2010.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purhase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in footnote 18 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value as of June 30, 2010 of the promissory notes was calculated to be $1,553,865.

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

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 15  to the accompanying consolidated financial statements.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

3.	Inventories – net

The components of inventories include the following:

	June 30, 2010	June 30, 2009

Raw material	$500,515	$393,582
Work in Process	423,104	378,360
Finished Goods	291,098	563,493
Reserve for obsolescence	(77,039)	(352,157)
	$1,137,678	$983,278

During fiscal 2010 the Company evaluated all reserved items and disposed of $208,000 of parts and wrote them off to the reserve.

4.	Property and Equipment – net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Life (Years)	2010	2009

Manufacturing equipment	5 - 10	$4,343,278	$6,982,244
Computer equipment and software	3 - 5	308,252	529,259
Furniture and fixtures	5	170,045	217,669
Leasehold improvements	5 - 7	793,138	1,244,434
Tooling	1 - 5	733,037	68,071
Total Property and Equipment		6,347,750	9,041,677

Less accumulated depreciation and amortization		4,003,058	7,017,106
Total property and equipment, net		$2,344,692	$2,024,571

During fiscal year 2010, fully depreciated manufacturing equipment and computer equipment in the amount of $3,682,600 was written off as abandoned assets.

5.	Intangible Assets – net

Intangible assets consist of the following:

	June 30, 2010	June 30, 2009

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(487,302)	(454,434)

Net carrying amount	$134,001	$166,869

Amortization expense related to intangible assets totaled approximately $33,000 during the fiscal years ended June 30, 2010 and 2009.

The amount of the June 30, 2010, net intangible asset value to be amortized over each of the next five years is as follows:

2011	2012	2013	2014	2015
$32,868	$32,868	$32,868	$32,868	$2,529

6.	Accounts Payable

The accounts payable balance includes $43,200 and $86,931 of related party transactions for board of director’s fees as of June 30, 2010 and June 30, 2009, respectively.

7.	Note Payable

On January 11, 2006, we entered into a four-year secured loan agreement that provided for borrowings of up to $500,000. The four-year secured loan agreement started as a line of credit for the first year and converted to a note payable in January 2007 for the remaining three years. The line of creadit converted to a note payable which was at 9.25% interest and was payable in thiry-six equal monthly payments of principal plus interest continuing through February 2010. The outstanding balance on the note payable was paid in full as of June 30, 2010.

8.	Stockholders’ Equity

Preferred stock—The Company’s preferred stock consists of the following:

Authorized 5,000,000 shares of Series D preferred stock, $.01 par value. The stockholders of Series D preferred stock are entitled to one vote for each share held.

Common stock—The Company’s common stock consists of the following:

Authorized 40,000,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

In August 2009, the Company executed a Securities Purchase Agreement with thirty-three institutional and private investors with respect to a private placement of an aggregate of 1,298,827 shares of our Class A common stock, $0.01 par value ( the “Common Stock”) at $1.26 per share and warrants to purchase 649,423 shares of our Common Stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We used the funds to provide working capital for our operations.  See note 20 for more details on this transaction.

In April 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Common Stock at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “April 2010 Warrants”). The April 2010 Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the April 2010 Warrants) in the amount $1,117,000.  The Company will use the funds to provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of Common Stock.  See note 20 for more details on this transaction

Warrants

Warrants outstanding at June 30, 2010 equal 2,901,286 and include:

•
a warrant to purchase up to 100,000 shares of Class A common stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 in connection with his providing a line of credit to the Company;

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

•
warrants to purchase up to 617,511 shares of Class A common stock at $1.68 per share and warrants to purchase up to 332,841 shares of Class A common stock at $1.89 at any time through August 1, 2013 in connection with the sale of convertible debentures in fiscal 2009;

•
warrants to purchase up to 332,102 shares of Class A common stock at $0.87 per share at any time through December 31, 2013 in connection with a conversion of 25% of the convertible debentures in fiscal 2009;

•	warrants to purchase up to 805,283 shares of Class A common stock at $1.73 per share at any time through February 19, 2015 in connection with a private placement financing in fiscal 2010; and
•	warrants to purchase up to 101,549 shares of Class A common stock at $2.48 per share at any time through October 4, 2015 in connection with a private placement financing in fiscal 2010.

9.	Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid during the years ended June 30, 2010 and 2009. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2010	2009

Deferred tax assets:
Net operating loss and credit carryforwards	$35,894,000	$37,922,000
Stock-based compensation	-	7,041,000
Capital loss and R&D credits	1,327,000	1,289,000
Research development expenses	653,000	568,000
Inventory	58,000	160,000
Accrued expenses and other	485,000	2,748,000
Gross deferred tax assets	38,417,000	49,728,000
Valuation allowance for deferred tax assets	(38,004,000)	(49,623,000)
Total deferred tax assets	408,000	105,000
Deferred tax liabilities:
Depreciation and other	(413,000)	(105,000)
Net deferred tax asset (liability)	$-	$-

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $95 million prior to the expiration of net operating loss carry-forwards from 2012 through 2030.  Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $38,004,000 at June 30, 2010, a decrease of approximately $11,619,000 over June 30, 2009. The majority of this change was due to previous temporary timing differences for stock compensation expensed on our books but not on tax returns.  These stock compensation timing differences were determined to be permanent differences after a review of the outstanding stock options indicating that the underlying stock options were not exercised.

At June 30, 2010, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $95 million, which will expire from 2012 through 2030, if not utilized. The Company also has research and development credit carry forwards of approximately $1,327,000, which will expire beginning in 2012 through 2030, if not previously utilized. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

10.	Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based Payment Arrangements — The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date.

These plans are summarized below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$6.33	480,161

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $764 and $1,466 for fiscal 2010 and 2009, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and RSUs granted in the years ended June 30, 2010 and 2009, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Range of expected volatilities	131%	108%-132%
Weighted average expected volatility	131%	119%
Dividend yields	0%	0%
Range of risk-free interest rate	1.34%	0.43%-1.79%
Expected term, in years	3-7	3-5.5

Most awards granted under the Company’s Plan vest ratably over two to four years and generally have three-year to ten-year contract lives.  The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 46% for 2009 and 44% for 2010.  The forfeiture rate for RSUs was 5% for 2009 and 0% for 2010. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the treasury interest rate for constant maturities. The forfeiture rate for RSUs for directors is 0% because upon termination of service as a director, all outstanding RSUs immediately vest.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2010 and 2009 is presented below:

				Restricted
		Stock Options		Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2008	410,231	$8.50	8.0	265,600	1.0

Granted	90,174	1.05	9.5	75,000	2.3
Exercised	-	-	-	(33,400)	-
Cancelled	(130,465)	4.58	7.1	(2,500)	-

June 30, 2009	369,940	$8.10	7.6	304,700	0.9

Granted	100,000	2.66	9.6	75,000	2.6
Exercised	(7,993)	1.05	8.5	(20,000)	-
Cancelled	(24,306)	19.86	5.7	-	-

June 30, 2010	437,641	$6.33	7.3	359,700	0.7
	-

Awards exercisable/
vested as of
June 30, 2010	257,641	$8.75	6.4	184,700	-

Awards unexercisable/
unvested as of
June 30, 2010	180,000	$2.87	8.5	175,000	1.9
	437,641			359,700

		Stock
		Options	RSU's	All Awards
Weighted average fair value
of share awards granted for the year ended
June 30, 2010		$2.45	$1.99	$2.25

The total intrinsic value of share options exercised for years ended June 30, 2010 and 2009 was $4,156 and $0, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2010 and 2009 was $32,441 and $62, respectively.

The total fair value of shares options vested during the years ended June 30, 2010 and 2009 was $601,958 and $461,530, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2010 and 2009 was $31,400 and $7,410, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2010 and 2009 was $289,979 and $211,939, respectively.

The total fair value of RSUs vested during the years ended June 30, 2010 and 2009 was $578,240 and $555,810, respectively.

As of June 30, 2010 there was $359,315 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Omnibus Incentive Plan.  The cost expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Year ended June 30, 2011	$72,390	$100,763	$173,153
Year ended June 30, 2012	44,923	57,818	102,741
Year ended June 30, 2013	34,324	29,075	63,399
Year ended June 30, 2014	20,022	-	20,022
Year ended June 30, 2015	-	-	-
	$171,659	$187,656	$359,315

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the grant date.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2010 and changes during the year then ended:

	Stock			Weighted-Average
	Options		Total	Grant Date Fair Values
Unexercisable/unvested awards	Shares	RSU Shares	Shares	(per share)
June 30, 2009	201,094	141,670	342,764	$2.24
Granted	100,000	75,000	175,000	2.26
Vested	(110,154)	(41,670)	(151,824)	6.39
Cancelled/Issued/Forfeited	(10,940)	-	(10,940)	5.42
June 30, 2010	180,000	175,000	355,000	$2.24

Acceleration of Vesting— The Company has not accelerated the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2010 and 2009 included in the Consolidated Statement of Operations:

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009

Stock options	$88,044	$59,452

RSU	72,372	$96,815

Total	$160,416	$156,267

The amounts above were included in:
General & administrative	$130,759	$155,801
Cost of sales	15,927	$(14,215)
New Product Development	13,730	$14,681
	$160,416	$156,267

11.	Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2010: stock options and unvested restricted stock awards to acquire 797,341 shares of Class A common stock, and warrants to acquire 2,901,286 shares of Class A common stock and 1,256,006 shares that would be issued for the convertible debentures. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2009: stock options and unvested restricted stock awards to acquire 674,640 shares of Class A common stock, and warrants to acquire 2,258,324 shares of Class A common stock and 1,426,461 shares that would be issued for the convertible debentures.

12.	Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009.  Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) Contribution Plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions though February 27, 2009 when the match was eliminated. Currently there are 19 employees who are enrolled in this program. The 401(k) Contribution Plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. Company matching contributions during the fiscal year ended June 30, 2010 and 2009 were approximately $0 and $16,000, respectively.

13.	Lease Commitments

The Company has operating leases for office space. At June 30, 2010, the Company has a lease agreement for a manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a six-year original term with renewal options, expires February 2015.

As of June 30, 2010, the Company has a lease agreement for a manufacturing and office facility in Shanghai, China (the ”China Lease”). The China Lease, which is for a five-year original term with renewal options, expires April 2015.

Rent expense totaled $535,932 and $457,861 during the years ended June 30, 2010 and 2009, respectively. Fiscal 2009 includes an offset to rent expense of $251,000, from funds received from the Chinese government relating to the re-location of the Shanghai facility.

During 2005 and 2006, the Company entered into five-year capital lease agreements for a manufacturing equipment and are included as part of Property and Equipment. Assets under capital lease are included in manufacturing equipment for $166,959, with accumulated amortization as of June 30, 2010 and 2009 of $166,959 and $158,874, respectively. Amortization related to capital leases is included in depreciation expense.

The approximate future minimum lease payments under operating leases at June 30, 2010 were as follows:

Fiscal year ending June 30,	Operating Lease

2011	$432,334
2012	443,149
2013	454,269
2014	453,803
2015	269,067
Total Minimum Payments	$2,052,621

14.	Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

15.	Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a $23,466 gain at June 30, 2010.   The Company as of June 30, 2010 had approximately $2,266,000 in assets and $1,714,000 in net assets located in China.

16.	Significant Suppliers and Customers

We utilize a number of glass compositions for the manufacture of our molded glass aspheres and lens array products. We purchase glass from Hikari, Ohara, CDGM and other suppliers.

Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of major optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers.

We currently purchase a few key materials from single or limited sources. The polarizing glass used in our isolator products is supplied by Corning USA and Hoya. Garnet and other crystals used in our isolator products are provided by Integrated Photonics.

In fiscal 2010 sales to four customers individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 12%, sales to AMS Technologies AG at 12%, sales to Thorlabs at 7% and sales to Edmunds Industrial Optics at 6%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

17.	Secured note payable

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

18.	Convertible Debentures

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

The maturity date of the Debentures is August 1, 2011, on which date the outstanding principal amount of the Debentures will be due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of Class A common stock, $0.01 par value (the ”Common Stock”) in payment of such interest based upon the closing price of $1.40 per share.  The remaining interest on the Debentures was prepaid by issuing Common Stock in December 2008.

Upon issuance, the Debentures were immediately convertible into 1,901,948 shares of Common Stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our Common Stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.  If all of the Warrants were exercised at that time, we would have received additional proceeds in the amount of $1,645,184.

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

We paid a commission to the exclusive placement agent for the convertible debenture offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The warrants were valued at $194,057 using the Black-Scholes pricing model and were recorded as debt costs. The Warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to the First Montauk and its designees at the closing of the July 2007 financing was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act (in that we sold the Debentures, Warrants and Incentive Shares in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants and the Incentive Shares have been registered for resale under the Act.  The registration statement was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the Debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes valuation model using assumptions similar to those used to value the Company’s stock options and RSUs. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 is amortized using the effective interest method over the 36-month term of the Debentures.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their debentures into Common Stock.  As a result, $732,250 of the Debentures were converted into 475,496 common shares.  As an inducement to convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes method and recorded as interest expense) and prepaid the interest of $453,993 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of Common Stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of Common Stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.  During the year ended June 30, 2010, $370,385 of the total debt discount was amortized through interest expense on the condensed consolidated statement of operations and the remaining unamortized debt discount was $380,385 at June 30, 2010.  This included the write-off of debt issuance costs, prepaid interest and debt issuance costs for $262,500 of convertible debentures converted into common stock during fiscal 2010.  On May 29, 2009 we filed a registration statement to register for resale those additional interest shares and warrants, which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which is being amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes model to determine fair value of the Warrants. The Warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. As of June 30, 2010, $147,550 of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $151,530.

Total principal outstanding on the Debenture and the amount outstanding for directors’ and officers’ purchases under the Debentures was $1,934,250 and $266,250, respectively at June 30, 2010, less unamortized debt discount of $380,385 and $52,360, respectively.

19.	Move of Shanghai Facility

The Chinese government notified us in October 2008 that they would be relocating our Shanghai facility, and in connection with the relocation, the Chinese government would reimburse us for our expenses. We signed a new five year lease, dated as of May 1, 2009 by and between the Company as the tenant and the Chinese government as the landlord.

A review of the transaction is as follows:

Funds received and designated to be applied as follows:
Leasehold improvements	$339,856
Equipment & furniture	193,010
Business interruption	103,609
Funds received	$636,475

Our spending was:
Leasehold improvements	$412,962
Furniture & equipment	9,728
Move expenses	28,204
$450,894

Gain on facility move	$185,581

The gain on facility move of $185,581 was recorded as a reduction to selling, general & administrative expenses. The funds received for the leasehold improvements, furniture and equipment were recorded as deferred rent and will be amortized over the five year term of the lease.

20.	Private Common Stock Placements

August 2009:

On August 19, 2009, we executed a Securities Purchase Agreement with thirty-three institutional and private investors with respect to a private placement of an aggregate of 1,298,827 shares of our Class A common stock, $0.01 par value ( the “Common Stock”) at $1.26 per share and warrants to purchase 649,423 shares of our Common Stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We will use the funds to provide working capital for our operations.  The Securities Purchase Agreement provides the investors with a right to participate in future financing at the then current terms until August 19, 2010.

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

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of Common Stock and August 2009 Warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock and the shares of Common Stock underlying the August 2009 Warrants have been registered for resale under the Act. The registration statement was declared effective on October 21, 2009.

April 2010:

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Common Stock at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “April 2010 Warrants”). The April 2010 Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the April 2010 Warrants) in the amount $1,117,006.  The Company will use the funds to provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of Common Stock.  The Securities Purchase Agreement provides the investors with a right to participate in future financing at the then current terms until April 8, 2011.

The Company paid a commission to the exclusive placement agent for the offering, Garden State in an amount equal to $88,610 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase of an aggregate of 50,773 shares of Common Stock at exercise price equal to $2.48 per share.  The April 2010 Warrants have a five-year term and are exercisable by Garden State and its designees after October 8, 2010.

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of Common Stock and the April 2010 Warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock and the shares of Common Stock underlying the April 2010 Warrants have been registered for resale under the Act. The registration statement was declared effective on May 20, 2010.

21.	D&O Proceeds

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

In May 2008, we submitted a claim against our D&O carrier, Reliance Insurance Company (“Reliance”), for reimbursement of legal fees incurred in connection with the Texas Action. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy.  The full $1 million limit claimed would be allowed as a Class B claimant.  An initial payment on September 9, 2009 in the amount of $276,376 was recorded as a reduction in legal expenses. A Notice of Determination reflecting the balance of our claim was to proceed under the court approved liquidation process for Reliance. In December 2009 we sold the balance of our claim against Reliance, and the rights to collect such future distributions, if any, to a third party in exchange for immediate cash proceeds of $280,000.  Total proceeds of $556,376 were recorded as a reduction in legal expenses in the consolidated financial statements. These funds are not subject to repayment if the claim is not ultimately paid.

22.	Subsequent Events

In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent Events) (“ACS 855”), during the fourth quarter of fiscal 2009. No material subsequent events have occurred sicne June 30, 2010 that require recognition or disclosure in these financial statements.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 16, 2010

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	September 16, 2010	/s/ DOROTHY M. CIPOLLA	September 16, 2010
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP	September 16, 2010	/s/ SOHAIL KHAN	September 16, 2010
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ DR. STEVEN R. J. BRUECK	September 16, 2010	/s/ LOUIS LEEBURG	September 16, 2010
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

		/s/ GARY SILVERMAN	September 16, 2010
Gary Silverman Director

S-1