Form 10-Q
period 2010-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2010-11-12
CIK 889971

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
______________________________________________
(Exact name of registrant as specified in its charter)

DELAWARE		86-0708398
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
http://www.lightpath.com

2603 Challenger Tech Ct. Suite 100
Orlando, Florida 32826
_______________________________________
(Address of principal executive offices)
(ZIP Code)

(407) 382-4003
_______________________________________
(Registrant’s telephone number, including area code)

N/A
______________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
9,706,595 shares of common stock, Class A, $.01 par value, outstanding as of November 8, 2010.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(unaudited)
	September 30,	June 30,
Assets	2010	2010
Current assets:
Cash and cash equivalents	$1,347,250	$1,464,351
Trade accounts receivable, net of allowance of $26,221 and $22,930	1,763,975	1,804,063
Inventories, net	1,221,042	1,137,678
Prepaid interest expense	80,392	167,635
Current debt costs, net	68,008	—
Prepaid expenses and other assets	202,890	223,908
Total current assets	4,683,557	4,797,635
Property and equipment - net	2,429,982	2,344,692
Intangible assets - net	125,784	134,001
Debt costs, net	—	151,530
Other assets	27,737	27,737
Total assets	$7,267,060	$7,455,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$826,223	$511,523
Accrued liabilities	140,661	179,370
Accrued payroll and benefits	335,509	396,863
Current 8% convertible debentures to related parties, net of debt discount	228,427	—
Current 8% convertible debentures, net of debt discount	802,604	—
Total current liabilities	2,333,424	1,087,756

Deferred rent	545,749	569,286
8% convertible debentures to related parties, net of debt discount	—	213,890
8% convertible debentures, net of debt discount	—	1,339,975
Total liabilities	2,879,173	3,210,907

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,641,660 and 8,971,638
shares issued and outstanding, respectively	96,417	89,716
Additional paid-in capital	207,290,094	206,277,806
Foreign currency translation adjustment	626	23,466
Accumulated deficit	(202,999,250)	(202,146,300)
Total stockholders’ equity	4,387,887	4,244,688
Total liabilities and stockholders’ equity	$7,267,060	$7,455,595

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2010	2009
Product sales, net	$2,253,922	$1,556,979
Cost of sales	1,427,474	888,343
Gross margin	826,448	668,636
Operating expenses:
Selling, general and administrative	1,071,198	961,762
New product development	222,585	225,910
Amortization of intangibles	8,217	8,217
Gain on sale of property and equipment	(540)	-
Total costs and expenses	1,301,460	1,195,889
Operating loss	(475,012)	(527,253)
Other income (expense):
Interest expense	(87,322)	(52,433)
Interest expense - debt discount	(209,666)	(90,928)
Interest expense - debt costs	(83,522)	(36,225)
Investment and other income	2,572	466
Total other expense, net	(377,938)	(179,120)
Net loss	$(852,950)	$(706,373)
Loss per common share (basic and diluted)	$(0.09)	$(0.09)
Number of shares used in per share calculation	9,011,214	7,603,580
(basic and diluted)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended September 30, 2010
(unaudited)

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2010	8,971,638	$89,716	$206,277,806	$23,466	$(202,146,300)	$4,244,688

Issuance of common stock for:
Employee Stock Purchase Plan	3,237	32	4,856	-	-	4,888
Exercise of employee stock options	5,384	54	5,599	-	-	5,653
Conversion of debentures	475,656	4,757	721,645	-	-	726,402
Cashless exercise of warrants	56,695	567	(567)	-	-	-
Exercise of warrants	129,050	1,291	230,368	-	-	231,659
Stock based compensation on stock
options and restricted stock units	-	-	50,387	-	-	50,387
Foreign currency translation adjustment	-	-	-	(22,840)	-	(22,840)
Net loss	-	-	-	-	(852,950)	(852,950)
Comprehensive loss						(875,790)

Balance at September 30, 2010	9,641,660	$96,417	$207,290,094	$626	$(202,999,250)	$4,387,887

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(852,950)	$(706,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,543	145,164
Interest from amortization of debt discount	209,666	90,928
Interest from amortization of debt costs	83,522	36,225
Common stock issued for legal settlement	-	50,000
Gain on sale of property and equipment	(540)	-
Stock based compensation	50,387	33,271
Change in provision for doubtful accounts receivable	3,291	17,656
Deferred rent	(23,537)	3,979
Changes in operating assets and liabilities:
Trade accounts receivables	36,797	(10,340)
Other receivables	-	183,413
Inventories	(83,364)	(71,734)
Prepaid expenses and other assets	108,261	1,681
Accounts payable and accrued liabilities	214,637	(478,222)
Net cash used in operating activities	(42,287)	(704,352)
Cash flows from investing activities
Purchase of property and equipment	(288,616)	(7,452)
Proceeds from sale of equipment	540	-
Net cash used in investing activities	(288,076)	(7,452)
Cash flows from financing activities
Proceeds from exercise of stock options	5,653	-
Proceeds from sale of common stock, net of costs	-	1,473,400
Proceeds from sale of common stock from employee stock purchase plan	4,888	3,082
Costs associated with debenture conversions	(6,098)	-
Exercise of warrants	231,659	-
Payments on capital lease obligation	-	(5,050)
Payments on note payable	-	(83,457)
Net cash provided by financing activities	236,102	1,387,975
Effect of exchange rate on cash and cash equivalents	(22,840)	(11,693)
Increase (decrease) in cash and cash equivalents	(117,101)	664,478
Cash and cash equivalents, beginning of period	1,464,351	579,949
Cash and cash equivalents, end of period	$1,347,250	$1,244,427

Supplemental disclosure of cash flow information:
Interest paid in cash	$80	$4,767
Income taxes paid	110	-
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	732,500	37,500

The accompanying notes are an integral part of these consolidated statements.

1.  Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

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

Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of September 30, 2010 the Company has an accumulated deficit of approximately $203 million. Cash used in operations was $42,000 for the three months ended September 30, 2010.  Cash used in operations was $0.5 million and $1.5 million during fiscal years ended 2010 and 2009, respectively. The Company continued to implement the cost reduction initiatives we started in fiscal 2010, including the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first three months of fiscal 2011, 26% of our precision molded optics sales in units were of more expensive glass types, compared to 15% in the prior fiscal year.  This increase was due to a product mix change. However, management is committed to continuing efforts to transition more precision molded lenses to less expensive glass, which we believe will contribute towards achieving profitability assuming we meet our sales targets and goals for producing and selling more low cost lenses at higher volumes.

The fiscal 2011 operating plan and related financial projections were developed anticipating sales growth primarily in the infrared products and the low cost high volume products, such as industrial laser tools for the imaging markets in Asia, markets we have been targeting since 2009. We expect to hold our previous margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to the Shanghai facility, offset by marginal increases in selling, administrative and new product development expenditures.

We have not met our budgeted net income target through the three months ended September 30, 2010.  Our revenues were lower than expected in the precision molded optics product.  The shortfall in forecasted margin dollars did not allow us to cover our selling, general and administrative expenses.  However, based on the current quote activity, we expect increased revenue results in the remaining three quarters of fiscal 2011 as compared to the first quarter.

The Company had a cash balance of approximately $1.3 million at September 30, 2010. In August 2009 we raised net proceeds of $1.5 million from the sale of common stock.  Also, as further discussed below, in April 2010 we raised $1.1 million in gross proceeds from the sale of common stock. We may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our financial resources are not sufficient to sustain our operations or to pursue our business plan.  There is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed an operating plan for fiscal year 2011 and believes the Company has adequate financial resources to achieve that plan and to sustain its current operations through November 2011. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated.

Liquidity:  Cash continues to be a concern of the Company. In fiscal 2009 and 2010, cash used in operations was approximately $1.5 million and $0.5 million, respectively. During the three months ended September 30, 2010, the Company used approximately $42,000 of cash for operating activities.

For the three months ended September 30, 2010, cash decreased by $117,000 compared to an increase of $664,000 in the same period of the prior fiscal year.  The decrease in fiscal 2011 was primarily due to capital spending offset by cash received from the exercise of warrants. The increase in cash in fiscal 2010 was primarily related to net proceeds of $1.5 million received by the Company through a $1.6 million private placement of common stock and warrants in August 2009, offset by spending on labor and benefits, rent and utilities, period expenses, working capital, fixed assets purchases and notes payable.

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants are priced at $2.48 per share and are exercisable for a period of five years beginning on October 8, 2010. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1.1 million.  We are using the funds to add equipment which will enable us to manufacture an additional 3 million units per year, thereby expanding our pressing capacity, and provide working capital for our operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of common stock.

The Company paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc., (“Garden State”) in an amount equal to $89,000 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase an aggregate of 50,773 shares of Common Stock at an exercise price equal to $2.48 per share.  The Warrants have a five-year term and are exercisable by Garden State and its designees after October 8, 2010.

Management believes the Company currently has sufficient cash to fund its operations through November 2011 assuming revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Management believes that taking the current booking rate combined with recent quote activity and the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a 8% purchase burden added to cover shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply.  These items as identifed are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

The Company has not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there is no unrecognized benefit or penalty since the date of adoption. If there were an unrecognized tax benefit or penalty, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Financial instruments. The Company accounts for financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1.1 million at September 30, 2010.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

On August 1, 2008, the Company executed a Securities Purhase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in footnote 10 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value as of September 30, 2010 of the promissory notes was calculated to be approximately $1.0 million.

The Company does not have other financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

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

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 9  to the accompanying consolidated financial statements.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.  Inventories

The components of inventories include the following at:

	September 30, 2010	June 30, 2010
	(unaudited)

Raw materials	$460,619	$500,515
Work in process	526,711	423,104
Finished goods	336,882	291,098
Reserve for obsolescence	(103,170)	(77,039)
	$1,221,042	$1,137,678

4.  Property and Equipment

Property and equipment are summarized as follows:

	Estimated	September 30,	June 30,
	Life (Years)	2010	2010
		(unaudited)

Manufacturing equipment	5 - 10	$4,072,642	$3,988,169
Computer equipment and software	3 - 5	312,066	308,252
Furniture and fixtures	5	175,705	170,045
Leasehold improvements	5 - 7	800,861	793,138
Construction in progress		498,756	355,109
Tooling	1 - 5	774,319	733,037
Total Property and Equipment		6,634,349	6,347,750

Less accumulated depreciation and amortization		4,204,367	4,003,058
Total property and equipment, net		$2,429,982	$2,344,692

5.  Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	September 30, 2010	June 30, 2010
	(unaudited)

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(495,519)	(487,302)

Net carrying amount	$125,784	$134,001

Amortization expense related to intangible assets totaled approximately $8,000 during both three-month periods ended September 30, 2010 and 2009.  The net carrying amount will be amortized over the following schedule:

2011	2012	2013	2014	2015	Total
24,651	32,868	32,868	32,868	2,529	125,784

6.  Accounts Payable

The accounts payable balance includes $43,000 of related party transactions for board of director’s fees as of September 30, 2010 and June 30, 2010.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

These two plans are summarized below:

		Award Shares
		Outstanding
	Award Shares	at September 30,
Equity Compensation Arrangement	Authorized	2010
Amended and Restated Omnibus Incentive Plan	1,715,625	811,790
Employee Stock Purchase Plan	200,000	-

	1,915,625	811,790

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $486 and $397 for the three months ended September 30, 2010 and 2009, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

The Company did not grant any stock options in the first quarter of fiscal 2010. For stock options granted in the three month period ended September 30, 2010, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

Three months
September 30, 2010
Expected volatility	134%
Weighted average expected volatility	134%
Dividend yields	0%
Risk-free interest rate	2.15%
Expected term, in years	7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 42% and 0%, respectively, for the three months ended September 30, 2010 and 48% and 5%, respectively, for the three months ended September 30, 2009.  The volatility rate and expected term are based on seven-year historical trends in common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2010 is presented below:

				Restricted
	Stock Options			Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2010	437,641	$6.33	7.3	359,700	1.0
Granted	20,000	3.40	10.0	-	-
Exercised	(5,384)	1.05	8.3	-	-
Cancelled	(167)	300.73	-	-	-

September 30, 2010	452,090	$6.15	7.2	359,700	0.9
	-

Awards exercisable/
vested as of
September 30, 2010	252,840	$8.71	6.2	184,700	-

Awards unexercisable/
unvested as of
September 30, 2010	199,250	$2.92	8.5	175,000	1.6
	452,090			359,700

		Stock
		Options	RSU	All Awards
Weighted average fair value
of share awards granted for the period ended
September 30, 2010		$3.16	$-	$3.16

The total intrinsic value of options outstanding and exercisable at September 30, 2010 and 2009 was $140,000 and $11,000 respectively.

The total intrinsic value of RSUs exercised during the three months ended September 30, 2010 and 2009 was $0 and $25,000, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2010 and 2009 was $74,000 and $380,000, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2010 and 2009 was $0 and $0, respectively.

The total fair value of option shares vested during the three months ended September 30, 2010 and 2009 was $3,000, and $5,000, respectively.  As of September 30, 2010, there was $352,412 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total
Nine months ended June 30, 2011	$57,690	$75,572	$133,262

Year ended June 30, 2012	55,872	57,818	113,690

Year ended June 30, 2013	44,858	29,075	73,933

Year ended June 30, 2014	29,996	-	29,996

Year ended June 30, 2015	1,531	-	1,531
	$189,947	$162,465	$352,412

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2010 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2010	180,000	175,000	355,000	$2.24
Granted	20,000	-	20,000	3.16
Vested	(750)	-	(750)	4.34
Cancelled/Issued/Forfeited	-	-	-	-
September 30, 2010	199,250	175,000	374,250	$2.31

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2010 and 2009 included in the consolidated statements of operations:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2010	2009

Stock options	$25,196	$20,559

RSU	25,191	12,712

Total	$50,387	$33,271

The amounts above were included in:
General & administrative	$44,479	$23,928
Cost of sales	2,578	4,822
New Product Development	3,330	4,521
	$50,387	$33,271

During the three months ended September 30, 2009 the Company reversed approximately $4,000 in stock compensation expense related to the forfeiture of unvested options and RSUs.

8.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.  The computation for basic and diluted earning (loss) per share are the same and diluted calculation excludes the following shares as their effect would be anti-dilutive:

	Three months ended
	September 30,
	2010	2009

Net loss	$(852,950)	$(706,373)

Weighted average common shares outstanding:
Basic and diluted	9,011,214	7,603,580

Loss per common share:
Basic and diluted	$(0.09)	$(0.09)

Excluded from computation:
Options to purchase common stock	452,090	361,882
Restricted stock units	359,700	294,700
Common stock warrants	2,656,492	2,936,100
Convertible debentures	780,357	1,402,110
	4,248,639	4,994,792

9.  Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment balance reflects net gains of approximately $23,000 at June 30, 2010 and $626 at September 30, 2010.  The Company, as of September 30, 2010, had approximately $2.3 million in assets and $1.7 million in net assets located at the Shanghai facility. The Company has purchased and transferred equipment to the Shanghai facility and other equipment owned by the Company was transferred from the Orlando facility to the Shanghai facility during each fiscal year since 2006 through 2010.

10.  Convertible Debentures

On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech Inc. and LPOI pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2.9 million and net proceeds of $2.7 million.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

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

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of common stock.  As an inducement to partially convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  Interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.  During the three months ended September 30, 2010, $732,500 of the Debentures were converted into common stock. On May 29, 2009 we filed a registration statement to register those additional interest shares and shares underlying the warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

For the three months ended September 30, 2010 and 2009, $209,666 and $90,928, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations. The remaining unamortized debt discount was $170,719 at September 30, 2010.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the three months ended September 30, 2010 and 2009, $83,522 and $36,225, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $68,008 as of September 30, 2010.

Investors converted debenture balances of $732,500 into common stock in the first quarter of fiscal 2011 and converted $37,500 of debentures into common stock in the first quarter of fiscal 2010. These  transactions increased interest expense by $200,482 and $26,733 for the three months ending September 30, 2010 and 2009, respectively, reflecting debt issue costs, prepaid interest and discount on the debt that were written off as a result of the debt conversions.

Total principal outstanding on the Debentures and the amount outstanding for directors’ and officers’ purchases under the Debentures was $1,201,750 and $266,250, respectively at September 30, 2010, less unamortized debt discount of $170,719 and $37,823, respectively.

We can force the debenture holders to convert the Debentures into shares of our common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11.  April 2010 Private Placement

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1,117,000.  The Company is using the funds to add equipment which will enable us to manufacture an additional 3 million units per year, thereby expanding our pressing capacity, and provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per shares for their shares.

The Company paid a commission to the exclusive placement agent for the offering, Garden State Securities, Inc., (“Garden State”) in an amount equal to $89,000 plus costs and expenses.  The Company also issued to Garden State and its designees warrants to purchase of an aggregate of 50,773 shares of Common Stock at an exercise price equal to $2.48 per share.  The Warrants have a five-year term and are exercisable by Garden State and its designees after October 8, 2010.

The private placement is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act (in that the shares of Common Stock and warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of Common Stock and the shares of Common Stock underlying the Warrants were registered for resale under the Act. The registration statement was declared effective on May 20, 2010.

The Securities Purchase Agreement provides the investors with a right to participate in future financing at the then current terms until April 8, 2011.

12.  Subsequent Events.

In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent Events) (“ACS 855”), during the fourth quarter of fiscal 2009. No material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

Since 2006, we have focused on leveraging our facility in Shanghai to address high volume, lower cost applications.  These applications include laser tools, laser gun sights and certain imaging applications.  We have enhanced our sales channels by adding distribution coverage in North America and Asia, and adding a master distributor in Europe.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. During the three months ended September 30, 2010 and 2009 we incurred a $22,840 loss and an $11,693 loss in on foreign currency translation, respectively.

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

●
Customers that incorporate products such as ours into higher volume commercial applications, continously work to reduce their expenses, which often leads them to larger or overseas lower-cost suppliers even if sacrificing quality.

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

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2010 our disclosure backlog was approximately $3.0 million.

At September 30, 2010, our disclosure backlog has grown approximately $236,000 to $3.2 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter high volume lower cost commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  With the continuing diversification of our backlog we expect to show modest increases in revenue for the remaining quarters of 2011. Bookings and quote activity have increased for our industrial low cost lenses in Asia.

	(Unaudited)
	Three months ended
	September 30,
	2010	2009

Net Loss	$(852,950)	$(706,373)
Depreciation and amortization	211,543	145,164
Interest expense	380,510	179,586
EBITDA	$(260,897)	$(381,623)

EBITDA- Our EBITDA for the three months ended September 30, 2010  improved to a loss of  $261,000, compared to a loss of $382,000 for the three months ended September 30, 2009. The improvement in EBITDA was principally caused by higher revenues. For comparision purposes, net loss was approximately $853,000 or $0.09 per basic and diluted common share during the first three months of fiscal 2011, compared with the first three months of fiscal 2010, in which we reported a net loss of approximately $706,000 or $0.09 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the three months ended September 30, 2010 and 2009, our DCSI was 78 and 108, respectively compared to 86 for the year ended June 30, 2010.  This decrease in DCSI for the three months ended September 30, 2010 is due to a higher inventory balance  as compared to a higher cost of sales as a result of the change in product mix sold.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the three months ended September 30, 2010 and 2009, our DSO was 71 and 57, respectively. During the year ended June 30, 2010 our DSO was 64. This increase in DSO is due to increased revenues in the first quarter of 2011. Since 49% of the quarterly revenue was shipped in September, the majority of our total current receivables have not been collected as of September 30, 2010.

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

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of September 30, 2010 the Company has an accumulated deficit of approximately $203 million. Cash used in operations was $42,000 for the quarter ended September 30, 2010. Cash used in operations was $0.5 million and $1.5 million during fiscal years 2010 and 2009, respectively. Management instituted cost reduction initiatives which included reductions in labor, material costs and discretionary expense spending. In addition, we redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques which improved our product yields.

At September 30, 2010 we had a book cash balance of approximately $1.3 million. For the three months ended September 30, 2010, cash decreased from June 30, 2010 by approximately $349,000, excluding the proceeds we received from the exercise of common stock warrants, compared to a decrease of approximately $809,000, excluding the private placement offering proceeds we received in August 2009 in the same period of the prior fiscal year.  The use of cash in both periods was primarily for the operating expenses, capital expenditures and financing expenses of those periods. On November 8, 2010, the Company had a book cash balance of approximately $1,169,000.

Through the first three months of fiscal 2011 we continued to engage in efforts to keep costs under control as we seek renewed sales growth. We continued to implement cost reduction initiatives, including increasing tooling life and increasing operator yields and efficiencies, lowering coating costs by qualifying coating vendors in China, improving yields on our infrared product line, reducing glass cost by moving more production to less expensive cost glasses, lowering labor cost by moving production to our Shanghai facility and improving production yields and efficiencies. However, in the first three months of fiscal 2011, 26% of our precision molded optics sales in units were of more expensive glass types, compared to 15% in the prior fiscal year. This increase was due to a prodcut mix change.

We also expect sales increases and margin improvements during the rest of fiscal year 2011.  The increased sales will allow us to spread our overhead cost over a larger base thereby increasing gross margins. Focused efforts are underway to penetrate non-laser markets such as closed circuit T.V. lenses, micro-projector lenses and industrial test equipment.  In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets.  We believe that cash flow from operations will improve in the future based upon anticipated increases in sales and further cost reductions.  We believe these factors will contribute toward achieving profitability assuming we meet our sales targets.

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

We continue to face financial challenges arising from current worldwide economic conditions which have affected our customers, suppliers, and others with whom we do business.  Management believes the Company currently has sufficient cash to fund its operations through November 2011 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses, or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year.  Management believes that taking the current booking rates combined with the existing order backlog the Company will be able to generate increased revenues.  If we determine that future revenues are below current projections then we will attempt to implement additional cost saving measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers.  We are continually evaluating our supplier situation to ensure we meet our booked orders.  This also includes seeking new suppliers and looking for price reductions.

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

Sources and Uses of Cash

Operating Activities

Our sources of operating cash consist of our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for product shipments. Our uses of cash primarily consist of payments to vendors for materials and services purchased, payments to employees for wages and compensation, payments to providers of employee benefits, rent, utilities and payments on capital expenditures. Our plan is to minimize our investment in inventory but still support our sales and forecasted anticipated growth. We manage our accounts payable very carefully. We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and sometimes work with other vendors to develop payment plans.

Investing Activities

Periodically we make expenditures for capital goods. Tooling costs for precision molded optics are capitalized. Recent capital spending projects have been focused on expanding capacity at our Shanghai facility to meet forecasted demand.

Financing Activities

We do not currently have any availability for borrowing under equipment leases or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company. Since 2001, we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of shares of common stock or debt convertible into shares of our common stock, such as our private placement offerings over the last five fiscal years. Our cash forecast also includes the repayment of $1,101,750 in August 2011 on our convertible debentures, assuming the debt holders have not previously converted the debt to common stock.  In October 2010 another $100,000 of debentures were converted to equity which leaves $1,101,750 to repay when the debentures mature in August 2011. We have the cash now to pay this obligation and our forecast generates enough cash to support operations for the next twelve months.

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

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues:
For the quarter ended September 30, 2010, we reported total revenues of $2.25 million compared to $1.56 million for the first quarter of last fiscal year, an increase of 45%. The increase from the first quarter of the prior fiscal year was primarily attributable to higher sales volumes in all product lines with the majority of the increase in molded optics, which accounted for 79% of our revenues. Our molded optics sales units were higher and our average selling price was higher due to our seasonal business cycle and a product mix change in the quarter’s sales. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:
Our gross margin percentage in the first quarter of fiscal 2011 compared to first quarter of fiscal 2010 decreased to 37% from 43%. Total manufacturing cost of $1.43 million was approximately $0.54 million higher in the first quarter of fiscal 2011 compared to the same period of the prior fiscal year. This was due to higher sales volumes. Unit shipment volume in precision molded optics is up 11% in the first quarter of fiscal 2011 compared to the same period last year. In the first three months of fiscal 2011 26% of our precision molded optics sales in units were of more expensive glass types, compared to 15% in the same period last year.  The sales volume was not high enough to absorb overhead costs which resulted in lower fixed cost utilization which increased our unit cost.  Direct costs, which include material, labor and services, increased to 27% of revenue in the first quarter of fiscal 2011, as compared to 17% of revenue in the first quarter of fiscal 2010 primarily due to product mix changes including increased sales of isolators and collimators which have a higher material cost.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 41% of combined capacity for the three months ended September 30, 2010 and 2009. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first quarter of fiscal 2011, selling, general and administrative (“SG&A”) costs were approximately $1.1 million, compared to $962,000 in the first quarter of fiscal 2010, an increase of approximately $109,000. This increase was due to $63,000 higher wages, $21,000 higher sales tax for tooling and $21,000 higher stock compensation expense due to stock options granted in the third quarter of fiscal 2010.  A portion of the increase in our wage expense resulted from the addition of employees to our sales force in China in order to increase sales, as we believe Asia is a high growth opportunity.  We intend to maintain SG&A costs generally at current levels, while continuing to seek additional cost reduction opportunities.

New Product Development:
New product development costs remained flat at approximately $220,000 in the first quarter of fiscal 2011 and in the first quarter of fiscal 2010. We anticipate these expenses to increase for the remainder of fiscal year 2011 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended September 30, 2010 and 2009.

Other Income (Expense):
Interest expense was approximately $380,000 in the first quarter of fiscal 2011 as compared to $180,000 in the first quarter of fiscal 2010. This higher interest expense resulted from the accelerated conversion by certain investors of their debentures into common stock in the first quarter of 2011 which reduced the company’s debt obligation by $732,500. As the interest and debt issuance cost was amortized over the full life of the debenture, with the accelerated conversion approximately $200,000 of cost associated with the amount converted was expensed during the first quarter of 2011. The debentures issued in August 1, 2008 accounted for approximately all of the interest during the quarter ended September 30, 2010 representing periodic interest at 8% and amortization and write-off of the related debt issuance costs and debt discount. Future interest expense on the debentures is expected to be approximately $24,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $95,000 per quarter. Investment and other income was approximately $2,600 in the first quarter of fiscal 2011 and $500 in the first quarter of fiscal 2010.

Net Loss:
Net loss was approximately $853,000 or $0.09 basic and diluted per share during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010, in which we reported a net loss of approximately $706,000 or $0.09 basic and diluted per share. The $150,000 increase in net loss resulted from the $200,000 charge for interest and debt issuance costs associated with the accelerated conversion of a portion of the debentures into common stock. Weighted-average shares outstanding (basic) increased to 9,011,214 in the first quarter of fiscal 2011 compared to 7,603,580 in the first quarter in fiscal 2010, primarily due to the issuance of shares for the conversion of debentures and warrant exercixes in the first quarter of 2011.

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

Beneficial Conversion and Warrant Valuation. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value using the Black-Scholes-Merton pricing model, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2010, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

LIGHTPATH TECHNOLOGIES, INC.

Date:	November 12, 2010	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	November 12, 2010	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer