Form 10-Q
period 2010-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2011-02-03
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
9,706,596 shares of common stock, Class A, $.01 par value, outstanding as of February 1, 2011.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(unaudited)
	December 31,	June 30,
Assets	2010	2010
Current assets:
Cash and cash equivalents	$1,095,296	$1,464,351
Trade accounts receivable, net of allowance of $20,027 and $22,930	1,659,382	1,804,063
Inventories, net	1,460,742	1,137,678
Prepaid interest expense	51,415	167,635
Current debt costs, net	44,036	—
Prepaid expenses and other assets	130,127	223,908
Total current assets	4,440,998	4,797,635
Property and equipment - net	2,565,809	2,344,692
Intangible assets - net	117,567	134,001
Debt costs, net	—	151,530
Other assets	27,737	27,737
Total assets	$7,152,111	$7,455,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$856,078	$511,523
Accrued liabilities	345,320	179,370
Accrued payroll and benefits	277,105	396,863
8% convertible debentures to related parties, net of debt discount	239,537	—
8% convertible debentures, net of debt discount	751,672	—
Total current liabilities	2,469,712	1,087,756

Deferred rent	520,839	569,286
8% convertible debentures to related parties, net of debt discount	—	213,890
8% convertible debentures, net of debt discount	—	1,339,975
Total liabilities	2,990,551	3,210,907
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,706,596 and 8,971,638 shares issued and outstanding, respectively	97,066	89,716
Additional paid-in capital	207,442,308	206,277,806
Foreign currency translation adjustment	(4,850)	23,466
Accumulated deficit	(203,372,964)	(202,146,300)
Total stockholders’ equity	4,161,560	4,244,688
Total liabilities and stockholders’ equity	$7,152,111	$7,455,595

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Product sales, net	$2,528,074	$2,226,454	$4,781,996	$3,783,433
Cost of sales	1,527,941	1,268,531	2,955,415	2,156,874
Gross margin	1,000,133	957,923	1,826,581	1,626,559
Operating expenses:
Selling, general and administrative	997,329	543,703	2,068,527	1,505,465
New product development	248,507	201,764	471,092	427,674
Amortization of intangibles	8,217	8,217	16,434	16,434
Gain on sale of property and equipment	-	-	(540)	-
Total costs and expenses	1,254,053	753,684	2,555,513	1,949,573
Operating income (loss)	(253,920)	204,239	(728,932)	(323,014)
Other income (expense):
Interest expense	(28,977)	(45,378)	(116,299)	(97,811)
Interest expense - debt discount	(60,178)	(84,401)	(269,844)	(175,329)
Interest expense - debt costs	(23,972)	(33,623)	(107,494)	(69,848)
Other income (expense), net	(6,667)	839	(4,095)	1,305
Total other expense, net	(119,794)	(162,563)	(497,732)	(341,683)
Net income (loss)	$(373,714)	$41,676	$(1,226,664)	$(664,697)
Income (Loss) per common share (basic)	$(0.04)	$0.01	$(0.13)	$(0.09)
Number of shares used in per share calculation (basic)	9,705,890	8,163,675	9,359,068	7,739,087

Income (Loss) per common share (diluted)	$(0.04)	$0.00	$(0.13)	$(0.09)
Number of shares used in per share calculation	9,705,890	8,595,396	9,359,068	7,739,087

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six months ended December 31, 2010 (Unaudited)

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2010	8,971,638	$89,716	$206,277,806	$23,466	$(202,146,300)	$4,244,688

Issuance of common stock for:
Employee Stock Purchase Plan	3,237	32	4,856	—	—	4,888
Exercise of employee stock options	5,384	54	5,599	—	—	5,653
Conversion of debentures, net of costs	540,592	5,406	820,346	—	—	825,752
Cashless exercise of warrants	56,695	567	(567)	—	—	-
Exercise of warrants	129,050	1,291	230,368	—	—	231,659
Stock based compensation on stock
options and restricted stock units	—	—	103,900	—	—	103,900
Foreign currency translation adjustment	—	—	—	(28,316)	—	(28,316)
Net loss	—	—	—	—	(1,226,664)	(1,226,664)
Comprehensive loss						(1,254,980)

Balance at December 31, 2010	9,706,596	$97,066	$207,442,308	$(4,850)	$(203,372,964)	$4,161,560

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,226,664)	$(664,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	427,270	303,431
Interest from amortization of debt discount	269,844	175,329
Interest from amortization of debt costs	107,494	69,848
Common stock issued for legal settlement	—	50,000
Gain on sale of property and equipment	(540)	—
Stock based compensation	103,900	64,910
Change in provision for doubtful accounts receivable	(2,903)	893
Deferred rent	(48,447)	(21,767)
Common stock issued for payment of consulting services	—	150,000
Changes in operating assets and liabilities:
Trade accounts receivables	147,584	(494,616)
Other receivables	—	183,413
Inventories	(323,064)	(69,684)
Prepaid expenses and other assets	210,001	70,722
Accounts payable and accrued liabilities	390,747	(297,092)
Net cash provided by (used in) operating activities	55,222	(479,310)
Cash flows from investing activities
Purchase of property and equipment	(631,953)	(472,858)
Proceeds from sale of equipment	540	—
Net cash used in investing activities	(631,413)	(472,858)
Cash flows from financing activities
Proceeds from exercise of stock options	5,653	—
Proceeds from sale of common stock, net of costs	—	1,417,090
Proceeds from sale of common stock from employee stock purchase plan	4,888	3,082
Costs associated with conversion of debentures	(6,748)	—
Exercise of warrants	231,659	—
Payments on capital lease obligation	—	(5,050)
Payments on note payable	—	(125,118)
Net cash provided by financing activities	235,452	1,290,004
Effect of exchange rate on cash and cash equivalents	(28,316)	(11,645)
Increase (decrease) in cash and cash equivalents	(369,055)	326,191
Cash and cash equivalents, beginning of period	1,464,351	579,949
Cash and cash equivalents, end of period	$1,095,296	$906,140
Supplemental disclosure of cash flow information:
Interest paid in cash	$80	$3,057
Income taxes paid	160	2,110
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	832,500	37,500

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

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of December 31, 2010 the Company has an accumulated deficit of approximately $203.37 million. Cash provided by operations was $55,000 for the six months ended December 31, 2010.  Cash used in operations was $500,000 and $1.47 million during fiscal years ended 2010 and 2009, respectively. The Company continued to implement the cost reduction initiatives it started in fiscal 2010, including the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first half of fiscal 2011, 15% of our precision molded lenses sales in units were of more expensive glass types, compared to 17% in the prior fiscal year.  This decrease was due to a decrease in sales of higher cost lenses made from more expensive glasses. Management is committed to continuing efforts to transition more precision molded lenses to less expensive glass, which will contribute towards achieving profitability assuming we meet our sales targets and goals for producing and selling more low cost lenses at higher volumes.

The fiscal 2011 operating plan and related financial projections were developed anticipating sales growth primarily in the infrared products and the low cost, high volume products, such as industrial laser tools for the imaging markets in Asia, markets we have been targeting since 2009. We expect to hold our previous margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to the Shanghai facility, offset by marginal increases in selling, administrative and new product development expenditures.

We have not met our budgeted net income target through the six months ended December 31, 2010.  Our revenues were lower than expected for our precision molded lenses because even though sales of precision molded lens units increased, the average selling prices decreased.  The shortfall in forecasted margin dollars did not allow us to cover our selling, general and administrative expenses.  However, based on the current quote activity, we expect increased revenue results in the remaining two quarters of fiscal 2011 as compared to the first half.

The Company had a cash balance of approximately $1.10 million at December 31, 2010. In the first half of fiscal 2011, we reduced the Company’s debt obligations by $832,500 through the conversion of convertible debentures into shares of common stock and we received approximately $232,000 in proceeds from the exercise of warrants. To fund future operations, we may seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our cash flow financial resources are not sufficient to sustain our operations or to pursue our business plan.  There is no assurance we will be able to achieve the necessary cash flow from sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed an operating plan for fiscal year 2011 and believes the Company has adequate financial resources to achieve that plan and to sustain its current operations through February 2012. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated.

Liquidity
Cash flow and cash management continue to be primary concerns of the Company. In fiscal 2009 and 2010, cash used in operations was approximately $1.47 million and $500,000, respectively. During the six months ended December 31, 2010, the Company derived approximately $55,000 of net cash from operating activities.

For the six months ended December 31, 2010, cash decreased by $369,000 compared to an increase of $326,000 in the same period of the prior fiscal year.  The decrease in fiscal 2011 was primarily due to capital spending to expand our press capacity at our Shanghai facility, offset by cash received from the exercise of warrants. The increase in cash in fiscal 2010 was primarily related to net proceeds of $1.4 million received by the Company through a $1.6 million private placement of common stock and warrants in August 2009, offset by spending on labor and benefits, rent and utilities, period expenses, working capital, fixed assets purchases and notes payable.

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants are priced at $2.48 per share and are exercisable for a period of five years beginning on October 8, 2010. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1.1 million.  We have used the funds to purchase equipment which will enable us to manufacture an additional 3 million units per year, thereby expanding our pressing capacity, and provided working capital for our operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom were directors or officers of LightPath as of April 8, 2010, who paid $2.2325 per share of common stock.

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

Management believes the Company currently has sufficient cash to fund its operations through February 2012 assuming revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Management believes that taking the current booking rate combined with recent quote activity and the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a 9% purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $800,000 at December 31, 2010.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in Note 10 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value of the Debentures as of December 31, 2010 was calculated to be approximately $1.10 million.

The Company does not have other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

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

3.  Inventories

The components of inventories include the following at:

	December 31, 2010	June 30, 2010
	(unaudited)
Raw materials	$652,454	$500,515
Work in process	600,157	423,104
Finished goods	333,944	291,098
Reserve for obsolescence	(125,813)	(77,039)
	$1,460,742	$1,137,678

4.  Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 31,	June 30,
	Life (Years)	2010	2010
		(unaudited)

Manufacturing equipment	5 - 10	$2,801,561	$3,988,169
Computer equipment and software	3 - 5	247,352	308,252
Furniture and fixtures	5	85,537	170,045
Leasehold improvements	5 - 7	778,686	793,138
Construction in progress		674,156	355,109
Tooling	1 - 5	902,872	733,037
Total Property and Equipment		5,490,164	6,347,750

Less accumulated depreciation and amortization		2,924,355	4,003,058
Total property and equipment, net		$2,565,809	$2,344,692

In the second quarter of fiscal 2011, fixed assets with an original cost of $1,496,493 were written off.  These assets were fully depreciated.

5.  Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	December 31, 2010	June 30, 2010
	(unaudited)

Gross carrying amount	$621,303	$621,303

Accumulated amortization	(503,736)	(487,302)

Net carrying amount	$117,567	$134,001

Amortization expense related to intangible assets totaled approximately $16,000 during both six-month periods ended December 31, 2010 and 2009.  The net carrying amount will be amortized over the following schedule:

2011	2012	2013	2014	2015	Total
16,434	32,868	32,868	32,868	2,529	117,567

6.  Accounts Payable

The accounts payable balance includes $43,000 of related party transactions for board of director’s fees as of December 31, 2010 and June 30, 2010.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at December 31,	at December 31,
Equity Compensation Arrangement		2010	2010
Amended and Restated Omnibus Incentive Plan	1,715,625	937,944	334,174
Employee Stock Purchase Plan	200,000	-	137,810

	1,915,625	937,944	471,984

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $486 and $397 for the six months ended December 31, 2010 and 2009, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

The Company did not grant any stock options in the first half of fiscal 2010. For stock options granted in the six month period ended December 31, 2010, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

Six months ended
December 31, 2010
Expected volatility	117%
Weighted average expected volatility	117%
Dividend yields	0%
Risk-free interest rate	1.18%
Expected term, in years	3 - 7

Most options granted under the Incentive Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 49% and 0%, respectively, for the six months ended December 31, 2010 and 49% and 5%, respectively, for the six months ended December 31, 2009.  The volatility rate and expected term are based on seven-year historical trends in common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2010 is presented below:

				Restricted
		Stock Options		Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2010	437,641	$6.33	7.3	359,700	1.0
Granted	77,500	2.87	9.8	75,000	2.7
Exercised	(5,384)	1.05	8.0	-	-
Cancelled	(6,513)	209.33	-	-	-

December 31, 2010	503,244	$3.21	7.4	434,700	2.3
	-

Awards exercisable/
vested as of
December 31, 2010	276,994	$3.66	6.1	209,700	-

Awards unexercisable/
unvested as of
December 31, 2010	226,250	$2.51	6.1	225,000	2.3
	503,244			434,700

		Stock
		Options	RSU	All Awards
Weighted average fair value
of share awards granted for the six months ended
December 31, 2010		$2.31	$2.69	$2.58

The total intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009 was $43,645 and $45,207, respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2010 and 2009 was $0 and $33,800, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 was $10,136 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2010 and 2009 was $379,536 and $312,143, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2010 and 2009 was $15,250 and $83,930, respectively.

The total fair value of option shares vested during the six months ended December 31, 2010 and 2009 was $128,369, and $35,335, respectively.  As of December 31, 2010, there was $587,631 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Incentive Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Six months ended June 30, 2011	$61,186	$81,062	$142,248
Year ended June 30, 2012	74,293	132,672	206,965
Year ended June 30, 2013	63,324	96,284	159,608
Year ended June 30, 2014	48,522	22,434	70,956
Year ended June 30, 2015	7,854	-	7,854
	$255,179	$332,452	$587,631

The table above does not include shares under the ESPP, which has purchase settlement dates in the second and fourth fiscal quarters of each year. The ESPP is not administered with a look-back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2010 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2010	180,000	175,000	355,000	$2.24
Granted	77,500	75,000	152,500	2.58
Vested	(31,250)	(25,000)	(56,250)	2.55
Cancelled/Issued/Forfeited	-	-	-	-
December 31, 2010	226,250	225,000	451,250	$2.52

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2010 and 2009 included in the consolidated statements of operations:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2010	2009

Stock options	$39,579	$40,135

RSU	64,321	24,775

Total	$103,900	$64,910

The amounts above were included in:
General & administrative	$93,777	$47,632
Cost of sales	4,513	10,295
New Product Development	5,610	6,983
	$103,900	$64,910

8.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.  The computations for basic and diluted earning (loss) per share are the same for each period, except for the three-months ended December 31, 2009. The number of weighted-average shares used in the computation excludes the following shares as their effect would be anti-dilutive:

	(unaudited)		(unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net income (loss)	$(373,714)	$41,676	$(1,226,664)	$(664,697)

Weighted average common shares outstanding:
Basic	9,705,890	8,163,675	9,359,068	7,739,087

Effect of dilutive securities:
Options to purchase common stock	-	31,802	-	-
Restricted stock units	-	43,089	-	-
Common stock warrants	-	356,830	-	-
Convertible debentures	-	-	-	-
Diluted	9,705,890	8,595,396	9,359,068	7,739,087

Earnings (Loss) per common share:
Basic	$(0.04)	$0.01	$(0.13)	$(0.09)
Diluted	$(0.04)	$0.00	$(0.13)	$(0.09)

Excluded from computation:
Options to purchase common stock	503,244	281,924	503,244	353,690
Restricted stock units	434,700	209,700	434,700	284,700
Common stock warrants	2,656,492	712,000	2,656,492	2,900,944
Convertible debentures	715,422	1,402,110	715,422	1,402,110
	4,309,858	2,605,734	4,309,858	4,941,444

9.  Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month and six-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment balance reflects net gains of approximately $23,000 at June 30, 2010 and a loss of approximately $5,000 at December 31, 2010.  The Company, as of December 31, 2010, had approximately $2.9 million in assets and $2.3 million in net assets located at the Shanghai facility. The Company has purchased and transferred equipment to the Shanghai facility and other equipment owned by the Company was transferred from the Orlando facility to the Shanghai facility during each fiscal year since 2006 through 2010.

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

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of the our common stock on the NASDAQ Capital Market on July 31, 2008. The warrants were valued at $194,057 using the Black-Scholes-Merton pricing model and were recorded as debt costs. The warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to First Montauk and its designees at the closing of the July 2007 offering was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

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

For the six months ended December 31, 2010 and 2009, $269,844 and $175,329, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations. The remaining unamortized debt discount was $110,541 at December 31, 2010.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which will be amortized over the 36-month term using the effective interest method.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the six months ended December 31, 2010 and 2009, $107,494 and $69,848, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $44,035 as of December 31, 2010.

During the six months ended December 31, 2010, the Company’s debt obligations were reduced by $832,500 through the conversions of certain debentures into shares of common stock. Costs associated with the conversion of these debentures were $6,748, which reduced the proceeds recognized. During the six-months ended December 31, 2009, the Company’s debt obligations were reduced by $37,500 through the conversions of certain debentures into shares of common stock. These  transactions increased interest expense by $256,000 and $26,733 for the six months ending December 31, 2010 and 2009, respectively, reflecting debt issue costs, prepaid interest and discount on the debt that were written off as a result of the debt conversions. During the fiscal year ended June 30, 2010, the Company’s debt obligations were reduced by $262,500 through conversion of debentures into shares of common stock.

Total principal outstanding on the Debentures and the amount outstanding for directors’ and officers’ purchases under the Debentures was $1,101,750 and $266,250, respectively at December 31, 2010, less unamortized debt discount of $110,541 and $26,713, respectively.

We can force the debenture holders to convert the Debentures into shares of our common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11.  April 2010 Private Placement

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1,117,000.  The Company used the funds to purchase equipment which will enable us to manufacture an additional 3 million units per year, thereby expanding our pressing capacity, and provided working capital for our operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom were directors as of April 8, 2010, or officers of LightPath as of April 8, 2010, who paid $2.2325 per share for their shares.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the terms “EBITDA” and “gross margin.”  Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which is determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month and six-month periods. During the six months ended December 31, 2010 and 2009 we incurred a $28,316 loss and an $11,645 loss in on foreign currency translation, respectively.

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

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:
●	sales backlog;
●	EBITDA;
●	inventory levels; and
●	accounts receivable levels and quality.

These indicators are similarly used to determine tactical operating actions and changes and are discussed in more detail below.

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “disclosure backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2010 our disclosure backlog was approximately $2.95 million.

At December 31, 2010, our disclosure backlog has grown approximately $336,000 to $3.27 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter low cost, high volume commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  Bookings and quote activity have increased for our industrial low cost lenses in Asia. With the continuing diversification of our backlog we expect to show modest increases in revenue for the remaining quarters of 2011.

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net Income (Loss)	$(373,714)	$41,676	$(1,226,664)	$(664,697)
Depreciation and amortization	215,727	145,164	427,270	303,431
Interest expense	113,127	163,402	493,637	342,988
EBITDA	$(44,860)	$350,242	$(305,757)	$(18,278)

EBITDA- Our EBITDA for the six months ended December 31, 2010 declined to a loss of $306,000, compared to a loss of $18,000 for the six months ended December 31, 2009. The decline in EBITDA was principally caused by higher losses.  In Fiscal 2010 our losses were offset by a  $556,000 reimbursement received from our D&O insurance carrier for legal expenses incurred in connection with litigation. For comparison purposes, net loss was approximately $1,227,000 or $0.13 per basic and diluted common share during the first six months of fiscal 2011, compared with the first six months of fiscal 2010, in which we reported a net loss of approximately $665,000 or $0.09 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the six months ended December 31, 2010 and 2009, our DCSI was 87 and 76, respectively compared to 86 for the year ended June 30, 2010.  This increase in DCSI for the six months ended December 31, 2010 is due to a higher inventory balance as compared to a higher cost of sales as a result of increasing inventory for future sales and lower than budgeted sales in the first half of fiscal 2011.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the six months ended December 31, 2010 and 2009, our DSO was 60. During the year ended June 30, 2010 our DSO was 71. Our DSO is higher than our target DSO of 50 due to 50% of the quarterly revenue earned was from products shipped in December, and therefore, the majority of our total current receivables have not been collected as of December 31, 2010.

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

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of December 31, 2010 the Company has an accumulated deficit of approximately $203 million. Cash flow and cash management continue to be primary concerns of the Company.  Cash provided by operations was $55,000 for the six months ended December 31, 2010. Cash used in operations was $500,000 and $1.47 million during fiscal years 2010 and 2009, respectively. Management instituted cost reduction initiatives which included reductions in labor, material costs and discretionary expense spending. In addition, we redesigned certain product lines – collimators and precision molded lenses, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques which improved our product yields.

At December 31, 2010 we had a book cash balance of approximately $1.10 million. For the six months ended December 31, 2010, cash decreased from June 30, 2010 by approximately $601,000, excluding the proceeds we received from the exercise of common stock warrants, compared to a decrease of approximately $809,000, excluding the private placement offering proceeds we received in August 2009 in the same period of the prior fiscal year. The use of cash in both periods was primarily for capital expenditures for equipment and tooling to support our growth initiatives. On February 1, 2011, the Company had a book cash balance of approximately $945,000.

Through the first six months of fiscal 2011 we continued to engage in efforts to keep costs under control as we seek renewed sales growth. We continued to implement cost reduction initiatives, including increasing tooling life and increasing operator yields and efficiencies, lowering coating costs by qualifying coating vendors in China, improving yields on our infrared product line, reducing glass cost by moving more production to less expensive cost glasses, lowering labor cost by moving production to our Shanghai facility and improving production yields and efficiencies. In the first six months of fiscal 2011, 15% of our precision molded lenses sales in units were of more expensive glass types, compared to 17% in the prior fiscal year due to this product mix change.

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

We continue to face financial challenges arising from current worldwide economic conditions which have affected our customers, suppliers, and others with whom we do business.  Management believes the Company currently has sufficient cash to fund its operations through February 2012 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses, or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year.  Management believes that taking the current booking rates combined with the existing order backlog the Company will be able to generate increased revenues.  If we determine that future revenues are below current projections then we will attempt to implement additional cost saving measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers.  We are continually evaluating our supplier situation to ensure we meet our booked orders.  This also includes seeking new suppliers and looking for price reductions.

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

Investing Activities

Periodically we make expenditures for capital goods. Tooling costs for precision molded lenses are capitalized. Recent capital spending projects have been focused on expanding capacity at our Shanghai facility to meet forecasted demand.

Financing Activities

We do not currently have any availability for borrowing under equipment leases or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company. Since 2001, we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of shares of common stock or debt convertible into shares of our common stock, such as our private placement offerings over the last five fiscal years. Our cash forecast also includes the repayment of $1,101,750 due in August 2011 on our convertible debentures, assuming the debenture holders have not previously converted the debt to common stock. We have the cash now to pay this obligation and our forecast generates enough cash to support operations for the next twelve months.

In the future, we may be required to replenish cash and cash equivalent balances through the sale of equity securities or by debt financing. The debentures issued by the Company to certain investors in August 2008 contain certain limitations on our ability to issue additional equity securities without the approval of the current debenture holders, or offering to such holders the ability to participate in the equity offerings. Ultimately, this may affect our ability to obtain additional equity financing. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2010 compared to the three months ended December 31, 2009

Revenues:
For the quarter ended December 31, 2010, we reported total revenues of $2.53 million compared to $2.23 million for the second quarter of fiscal 2010, an increase of 14%. The increase from the second quarter of the prior fiscal year was primarily attributable to higher sales volumes of isolators, collimators and GRADIUM lenses. Our molded optics sales units increased and our average selling price increased due to our seasonal business cycle and a product mix change in the quarter’s sales. Growth in sales going forward is expected to be derived primarily from the precision molded lenses product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:
Our gross margin percentage in the second quarter of fiscal 2011 compared to second quarter of fiscal 2010 decreased to 40% from 43%. Total manufacturing cost of $1.53 million was approximately $260,000 higher in the second quarter of fiscal 2011 compared to the same period of the prior fiscal year.  Our manufacturing costs were lower in the second quarter of fiscal 2010 due to the favorable impact of a one time accrual reversal in the amount of $69,000 for royalty payments due to the University of Florida. The increase in manufacturing costs, as compared to the same period last year, is a reflection of a product mix change associated with increased sales of isolators and collimators which have a higher material cost. Unit shipment volume in precision molded lenses is up 30% in the second quarter of fiscal 2011 compared to the same period last year. In the second quarter of fiscal 2011, 15% of our precision molded lenses sales in units were of more expensive glass types, compared to 17% in the same period last year.  The sales volume was not high enough to absorb overhead costs which resulted in lower fixed cost utilization which increased our unit cost.  Direct costs, which include material, labor and services, increased to 28% of revenue in the second quarter of fiscal 2011, as compared to 26% of revenue in the second quarter of fiscal 2010 primarily due to product mix changes, including increased sales of isolators and collimators which have a higher material cost.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded lenses, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 69% of combined capacity for the six months ended December 31, 2010 and 39% of combined capacity for the six months ended December 31, 2009. As our revenues increase we expect improvements in gross margins as our fixed overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the second quarter of fiscal 2011, selling, general and administrative (“SG&A”) costs were approximately $997,000, compared to $544,000 in the second quarter of fiscal 2010, an increase of approximately $453,000. This increase was due to a $40,000 increase in wages, $61,000 for sales tax audit fees, $50,000 for investor relations fees and a $26,000 increase in stock compensation expense due to stock options granted in the third quarter of fiscal 2010. During the second quarter of fiscal 2010, we had higher legal costs offset by receipt of $280,000 from our D&O insurance carrier for legal expenses incurred in connection with litigation.  We intend to maintain SG&A costs generally at current levels, while continuing to seek additional cost reduction opportunities.

New Product Development:
New product development costs increased to $249,000 in the second quarter of fiscal 2011 from approximately $202,000 and in the second quarter of fiscal 2010. This increase was due to higher wages and materials costs associated with the University of Central Florida research program for our infrared lenses.  We anticipate these expenses to increase for the remainder of fiscal year 2011 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended December 31, 2010 and 2009.

Other Income (Expense):
Interest expense was approximately $113,000 in the second quarter of fiscal 2011 as compared to $163,000 in the second quarter of fiscal 2010. This lower interest expense resulted from accelerated conversion by certain investors of their debentures into shares of common stock in the second quarter of 2011 which reduced the company’s debt obligation by $100,000, and resulted in the write-off of approximately $56,000 of debt issuance costs, debt discount and prepaid interest related to those conversions.  The debentures issued on August 1, 2008 accounted for approximately all of the interest during the quarter ended December 31, 2010, representing periodic interest at 8% and amortization and write-off of the related debt issuance costs and debt discount. Future interest expense on the debentures is expected to be approximately $24,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $88,000 per quarter. Investment and other income was approximately $6,700 in the second quarter of fiscal 2011 and $800 in the second quarter of fiscal 2010.

Net Income (Loss):
Net loss was approximately $374,000 or $0.04 basic and diluted per share during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010, in which we reported a net income of approximately $42,000 or $0.01 basic per share and $0.0 diluted per share. The $415,000 increase in net loss resulted primarily from the $56,000 charge for interest and debt issuance costs associated with the accelerated conversion of a portion of the debentures into shares of common stock, the $280,000  reimbursement received during the second quarter of fiscal 2010 from our D&O insurance carrier, an increase in wages, an increase in investor relation fees and stock compensation expense during the three months ended December 31, 2010 compared to the same period in the prior year. Weighted-average shares outstanding (basic) increased to 9,705,890 in the second quarter of fiscal 2011 compared to 8,163,675 in the second quarter in fiscal 2010, primarily due to the issuance of shares for the conversion of debentures and warrant exercises in the first quarter of 2011 and the issuance of shares in a private placement in April 2010.

Fiscal First Half: Six months ended December 31, 2010 compared to the six months ended December 31, 2009

Revenues:
For the six months ended December 31, 2010, we reported total revenues of $4.78 million compared to $3.78 million for six months ended December 31, 2010, an increase of 26%. This increase from the first half of fiscal 2010 was primarily attributable to higher sales volumes in all product lines with the majority of the increase in the precision molded lenses, which accounted for 78% of our revenues. The increase in the number of units of precision molded lenses sold was due to our increased production capability and our pursuit of low cost, high volume lens business. Growth in sales going forward is expected to be derived primarily from the precision molded lens product line, particularly our low cost lenses being sold in Asia.

Cost of Sales:
Our gross margin percentage in the first half of fiscal 2011 compared to first half of fiscal 2010 decreased to 38% from 43%. Total manufacturing cost of $2.96 million was approximately $799,000 higher in the first half of fiscal 2011 compared to the same period of the prior fiscal year. This increase was due to higher sales volumes. Unit shipment volume for precision molded lenses is up 22% in the first half of fiscal 2011 compared to the same period last year. In the first half of fiscal 2011, 15% of our precision molded lenses sales in units were of more expensive glass types, compared to 17% in the same period last year.  The sales volume was not high enough to absorb overhead costs which resulted in lower fixed cost utilization which increased our unit cost.  Direct costs, which include material, labor and services, increased to 28% of revenue in the first half of fiscal 2011, as compared to 22% of revenue in the first half of fiscal 2010 primarily due to product mix changes which included increased sales of isolators and collimators, both of which have a higher material cost.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 69% capacity for the six months ended December 31, 2010 and 39% of combined capacity for the six months ended December 31, 2009. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first half of fiscal 2011, SG&A costs were approximately $2.07 million, compared to $1.51 million in the first half of fiscal 2010, an increase of approximately $560,000. This increase was due to a $103,000 increase in wages, a $100,000 increase in sales tax, $38,000 in recruiting fees, $23,000 in outside services for information technology, $11,000 in commissions to our sales force due to higher revenues and $46,000 higher stock compensation expense due to stock options granted in the third quarter of fiscal 2010.  During the first half of fiscal 2010, legal expenses decreased by $244,000 due to proceeds received from our D&O insurance carrier for legal expenses incurred in connection with litigation. We intend to maintain SG&A costs generally at current levels, while continuing to seek additional cost reduction opportunities.

New Product Development:
New product development costs increased by $43,000 to approximately $471,000 in the first half of fiscal 2011 compared to $428,000 in the first half of fiscal 2010. This increase was due to an increase in wages and materials costs associated with the University of Central Florida research program for our infrared lenses.  We anticipate these expenses to increase for the remainder of fiscal 2011 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $16,000 in each of the six-month periods ended December 31, 2010 and 2009.

Other Income (Expense):
Interest expense was approximately $494,000 in the first half of fiscal 2011 as compared to $343,000 in the first half of fiscal 2010. This higher interest expense resulted from the accelerated conversion by certain investors of their debentures into shares of common stock in the first half of 2011, which reduced the Company’s debt obligation by $832,500, and resulted in the write-off of approximately $256,000 of debt issuance costs, debt discount, and prepaid interest related to those conversions. The debentures issued in August 2008 accounted for approximately all of the interest during the six months ended December 31, 2010 representing periodic interest at 8% and amortization and write-off of the related debt issuance costs and debt discount. Future interest expense on the debentures is expected to be approximately $24,000 per quarter. In future quarters combined amortization of both the debt issuance costs and debt discount is expected to average approximately $88,000 per quarter. Investment and other expense were approximately $4,100 in the first half of fiscal 2011 and other income of $1,300 in the first half of fiscal 2010.

Net Loss:
Net loss was approximately $1.23 million or $0.13 basic and diluted per share during the first half of fiscal 2011, compared with the first half of fiscal 2010, in which we reported a net loss of approximately $665,000 or $0.09 basic and diluted per share. The $562,000 increase in net loss resulted primarily from the $256,000 charge for interest and debt issuance costs, debt discount and prepaid interest associated with the accelerated conversion of a portion of the debentures into common stock, the net reimbursement of $244,000 from our D&O insurance carrier for legal expenses which was received in the first half of fiscal 2010 and an increase in wages. Weighted-average shares outstanding basic increased to 9,326,953 in the first half of fiscal 2011 compared to 7,739,087 in the first half in fiscal 2010, primarily due to the issuance of shares for the conversion of debentures and warrant exercises in the first half of 2011.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2010, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal six months ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTPATH TECHNOLOGIES, INC.

Date:	February 3, 2011	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	February 3, 2011	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer