Form 10-Q
period 2011-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2011-05-03
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
9,711,213 shares of common stock, Class A, $.01 par value, outstanding as of May 2, 2011.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(unaudited)
	March 31,	June 30,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$954,546	$1,464,351
Trade accounts receivable, net of allowance of $8,575 and $22,930	1,605,111	1,804,063
Inventories, net	1,679,116	1,137,678
Prepaid interest expense	29,380	167,635
Prepaid expenses and other assets	219,220	223,908
Total current assets	4,487,373	4,797,635
Property and equipment, net	2,408,809	2,344,692
Intangible assets, net	109,350	134,001
Debt costs, net	7,964	151,530
Other assets	27,737	27,737
Total assets	$7,041,233	$7,455,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$933,316	$511,523
Accrued liabilities	208,066	179,370
Accrued payroll and benefits	383,173	396,863
8% convertible debentures, net of debt discount	14,147	—
Total current liabilities	1,538,702	1,087,756

Deferred rent	492,065	569,286
8% convertible debentures to related parties, net of debt discount	1,016,250	816,397
8% convertible debentures, net of debt discount	71,250	737,468
Total liabilities	3,118,267	3,210,907

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,711,213 and 8,971,638
shares issued and outstanding, respectively	97,112	89,716
Additional paid-in capital	207,549,990	206,277,806
Foreign currency translation adjustment	24,556	23,466
Accumulated deficit	(203,748,692)	(202,146,300)
Total stockholders’ equity	3,922,966	4,244,688
Total liabilities and stockholders’ equity	$7,041,233	$7,455,595

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Product sales, net	$2,434,056	$2,660,415	$7,216,052	$6,443,848
Cost of sales	1,456,758	1,409,356	4,412,173	3,566,230
Gross margin	977,298	1,251,059	2,803,879	2,877,618
Operating expenses:
Selling, general and administrative	861,051	816,957	2,929,578	2,322,422
New product development	265,746	222,607	736,838	650,281
Amortization of intangibles	8,217	8,217	24,651	24,651
Gain on sale of property and equipment	(7,211)	—	(7,751)	—

Total costs and expenses	1,127,803	1,047,781	3,683,316	2,997,354

Operating income (loss)	(150,505)	203,278	(879,437)	(119,736)
Other income (expense):
Interest expense	(32,115)	(54,272)	(148,414)	(152,083)
Interest expense - debt discount	(46,746)	(98,107)	(316,590)	(273,436)
Interest expense - debt costs	(10,699)	(39,082)	(118,193)	(108,930)
Loss on extinguishment of debt	(131,784)	—	(131,784)	—
Other income (expense), net	(3,879)	235	(7,974)	1,540
Total other expense, net	(225,223)	(191,226)	(722,955)	(532,909)

Net income (loss)	$(375,728)	$12,052	$(1,602,392)	$(652,645)

Income (Loss) per common share (basic)	$(0.04)	$0.00	$(0.17)	$(0.08)
Number of shares used in per share calculation (basic)	9,715,266	8,232,496	9,474,204	7,901,156

Income (Loss) per common share (diluted)	$(0.04)	$0.00	$(0.17)	$(0.08)

Number of shares used in per share calculation (diluted)	9,715,266	9,339,878	9,474,204	7,901,156

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine months ended March 31, 2011
(unaudited)

	Class A Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2010	8,971,638	$89,716	$206,277,806	$23,466	$(202,146,300)	$4,244,688

Issuance of common stock for:
Employee Stock Purchase Plan	7,854	78	12,059	—	—	12,137
Exercise of employee stock options	5,384	54	5,599	—	—	5,653
Conversion of debentures, net of costs	540,592	5,406	820,346	—	—	825,752
Cashless exercise of warrants	56,695	567	(567)	—	—	-
Exercise of warrants	129,050	1,291	230,368	—	—	231,659
Stock based compensation on stock
options and restricted stock units	—	—	161,660	—	—	161,660

Premium from debt exchange	—	—	42,719	—	—	42,719
Net loss	—	—	—	—	(1,602,392)	(1,602,392)
Foreign currency translation adjustment	—	—	—	1,090	—	1,090
Comprehensive loss						(1,601,302)

Balance at March 31, 2011	9,711,213	$97,112	$207,549,990	$24,556	$(203,748,692)	$3,922,966

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Nine months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,602,392)	$(652,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655,131	497,226
Interest from amortization of debt discount	316,590	273,436
Interest from amortization of debt costs	118,193	108,930
Common stock issued for legal settlement	—	50,000
Gain on sale of property and equipment	(7,751)	—
Stock based compensation	161,660	110,508
Change in provision for doubtful accounts receivable	(14,355)	(1,708)
Deferred rent	(77,221)	(49,346)
Loss on extinguishment of debt	131,784	—
Common stock issued for payment of consulting services	—	150,000
Changes in operating assets and liabilities:
Trade accounts receivables	213,307	(999,871)
Other receivables	—	183,413
Inventories	(541,438)	(107,047)
Prepaid expenses and other assets	142,943	973
Accounts payable and accrued liabilities	436,799	(75,842)
Net cash used in operating activities	(66,750)	(511,973)
Cash flows from investing activities
Purchase of property and equipment	(694,597)	(787,758)
Proceeds from sale of equipment	7,751	—
Net cash used in investing activities	(686,846)	(787,758)
Cash flows from financing activities
Proceeds from exercise of stock options	5,653	8,393
Proceeds from sale of common stock, net of costs	—	1,417,090
Proceeds from sale of common stock from employee stock purchase plan	12,137	6,857
Costs associated with conversion of debentures	(6,748)	—
Exercise of warrants	231,659	—
Payments on capital lease obligation	—	(5,050)
Payments on note payable	—	(152,758)
Net cash provided by financing activities	242,701	1,274,532
Effect of exchange rate on cash and cash equivalents	1,090	(11,859)
Decrease in cash and cash equivalents	(509,805)	(37,058)
Cash and cash equivalents, beginning of period	1,464,351	579,949
Cash and cash equivalents, end of period	$954,546	$542,891
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$3,477
Income taxes paid	4,079	5,100
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	$832,500	$137,500
Premium from debt exchange	42,719	-

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

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of March 31, 2011 the Company has an accumulated deficit of approximately $203.7 million. Cash used by operations was $67,000 for the nine months ended March 31, 2011.  Cash used in operations was approximately $500,000 and $1.47 million during fiscal years ended 2010 and 2009, respectively. The Company continued to implement the cost reduction initiatives it started in fiscal 2010, including the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first nine months of fiscal 2011, 18% of our precision molded lenses sales in units were of more expensive glass types, compared to 21% of the same period in the prior fiscal year.  This decrease was due to an increase of these precision molded lenses being converted to lower cost glass. Management is committed to continuing efforts to transition more precision molded lenses to less expensive glass, which will contribute towards achieving profitability assuming we meet our sales targets and goals for producing and selling more low cost lenses at higher volumes.

The fiscal 2011 operating plan and related financial projections were developed anticipating sales growth primarily in the infrared products and the low cost, high volume products, such as industrial laser tools for the imaging markets in Asia, markets we have been targeting since 2009. Unit volumes in these targeted markets have increased 123% from last year. We expect to hold our previous margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to the Shanghai facility, offset by marginal increases in selling, administrative and new product development expenditures.

Our revenues were lower than expected for our precision molded lenses because even though sales of precision molded lens units increased, the average selling price per unit decreased.  The shortfall in forecasted margin dollars did not allow us to cover our selling, general and administrative expenses.  However, based on the current quote and booking activity on all of our product lines and particularly the precision molded lenses, we expect increased revenue results in the fourth quarter of fiscal 2011 as compared to the previous three quarters.

The Company had a cash balance of approximately $1.0 million at March 31, 2011. In the first nine months of fiscal 2011, we reduced the Company’s debt obligations by $832,500 through the conversion of convertible debentures into shares of common stock and we received approximately $232,000 in proceeds from the exercise of warrants. In March 2011, we extended the maturity date of our convertible debentures from August 2011 to August 2013. To fund future operations, we may seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our cash flow financial resources are not sufficient to sustain our operations or to pursue our business plan.  There is no assurance we will be able to achieve the necessary cash flow from sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed an operating plan for fiscal year 2011 and 2012 and believes the Company has adequate financial resources to achieve that plan and to sustain its current operations through May 2012. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated.

Liquidity
Cash flow and cash management continue to be primary concerns of the Company. In fiscal 2009 and 2010, cash used in operations was approximately $1.47 million and $500,000, respectively. During the nine months ended March 31, 2011, the Company used approximately $67,000 of net cash for operating activities.

For the nine months ended March 31, 2011, the cash used for operating activities decreased by $510,000 compared to a decrease of $37,000 in the same period of the prior fiscal year.  This decrease in fiscal 2011 was primarily due to capital spending to expand our press capacity at our Shanghai facility, offset by cash received from the exercise of warrants. The decrease in cash in fiscal 2010 was primarily related to cash used in operations of $512,000 and capital spending of $788,000 offset by net proceeds of $1.4 million received by the Company through a $1.6 million private placement of common stock and warrants in August 2009, offset by spending on labor and benefits, rent and utilities, period expenses, working capital, fixed assets purchases and notes payable.

On April 8, 2010 the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”) at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “Warrants”). The Warrants are priced at $2.48 per share and are exercisable for a period of five years beginning on October 8, 2010. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the Warrants) in the amount $1.1 million.  We have used the funds to purchase equipment which will enable us to manufacture an additional 3 million units per year, thereby expanding our pressing capacity, and provide for working capital for our operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom were directors or officers of LightPath as of April 8, 2010, who paid $2.2325 per share of common stock.

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

Management believes the Company currently has sufficient cash to fund its operations through May 2012 assuming revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Management believes that taking the current booking rate combined with recent quote activity and the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

2.  Significant Accounting Policies

Consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones and are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoice amounts for sales or VAT taxes are posted to the balance sheet and not included in revenue.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $547,000 at March 31, 2011.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in Note 10 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value of the Debentures as of March 31, 2011 was calculated to be approximately $1.1 million.

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

Beneficial Conversion and Warrant Valuation. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that had conversion features at fixed rates that were in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments was recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation were recognized as non-cash interest expense debt discount over the term of the convertible debt, using the effective interest method.

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

3.  Inventories

The components of inventories include the following at:

	March 31, 2011	June 30, 2010
	(unaudited)
Raw materials	$782,716	$500,515
Work in process	691,775	423,104
Finished goods	348,062	291,098
Reserve for obsolescence	(143,437)	(77,039)
	$1,679,116	$1,137,678

4.  Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Life (Years)	2011	2010
		(unaudited)

Manufacturing equipment	5 - 10	$2,749,758	$3,988,169
Computer equipment and software	3 - 5	257,010	308,252
Furniture and fixtures	5	85,822	170,045
Leasehold improvements	5 - 7	782,050	793,138
Construction in progress		634,462	355,109
Tooling	1 - 5	938,691	733,037
Total Property and Equipment		5,447,793	6,347,750

Less accumulated depreciation and amortization		3,038,984	4,003,058
Total property and equipment, net		$2,408,809	$2,344,692

In the second quarter of fiscal 2011, fully depreciated property and equipment with an original cost of $1.50 million were written off since they are no longer in use.

5.  Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	March 31, 2011	June 30, 2010
	(unaudited)

Gross carrying amount	$621,302	$621,303

Accumulated amortization	(511,952)	(487,302)

Net carrying amount	$109,350	$134,001

Amortization expense related to intangible assets totaled approximately $25,000 during both nine-month periods ended March 31, 2011 and 2010.  The net carrying amount will be amortized over the following schedule:

2011	2012	2013	2014	2015	Total
8,217	32,868	32,868	32,868	2,529	109,350

6.  Accounts Payable

The accounts payable balance includes $43,000 of related party transactions for board of director’s fees as of March 31, 2011 and June 30, 2010.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Incentive Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

These plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at March 31,	at March 31,
Equity Compensation Arrangement		2011	2011
Amended and Restated Omnibus Incentive Plan	1,715,625	936,819	335,299
Employee Stock Purchase Plan	200,000	-	133,193

	1,915,625	936,819	468,492

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $1,224 and $764 for the nine months ended March 31, 2011 and 2010, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options and restricted stock units granted in the nine month period ended March 31, 2011 and 2010, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine months ended	Nine Months ended
	March 31, 2011	March 31, 2010
Expected volatility	117%	134%
Weighted average expected volatility	117%	134%
Dividend yields	0%	0%
Risk-free interest rate	1.18%	1.34%
Expected term, in years	3 - 7	3-7

Most options granted under the Incentive Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 49% and 0%, respectively, for the nine months ended March 31, 2011 and 43% and 7%, respectively, for the nine months ended March 31, 2010.  The volatility rate and expected term are based on seven-year historical trends in common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2011 is presented below:

				Restricted
	Stock Options			Stock Units ("RSU")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2010	437,641	$6.33	7.3	359,700	1.0
Granted	77,500	2.87	9.6	75,000	2.4
Exercised	(5,384)	1.05	7.8	-	-
Cancelled	(7,638)	192.20	-	-	-

March 31, 2011	502,119	$3.00	7.1	434,700	1.5
	-

Awards exercisable/
vested as of
March 31, 2011	319,619	$3.17	6.2	234,700	-

Awards unexercisable/
unvested as of
March 31, 2011	182,500	$2.52	8.4	200,000	2.3
	502,119			434,700

		Stock
		Options	RSU	All Awards
Weighted average fair value
of share awards granted for the nine months ended
March 31, 2011		$2.47	$2.69	$2.58

The total intrinsic value of options outstanding and exercisable at March 31, 2011 and 2010 was $68,678 and $77,332, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2011 and 2010 was $0 and $41,700, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $4,497 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2011 and 2010 was $492,870 and $402,646, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2011 and 2010 was $65,000 and $83,930, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2011 and 2010 was $223,706, and $174,829, respectively.  As of March 31, 2011, there was $529,871 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Incentive Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Three months ended June 30, 2011	$42,544	$41,944	$84,488
Year ended June 30, 2012	74,293	132,672	206,965
Year ended June 30, 2013	63,324	96,284	159,608
Year ended June 30, 2014	48,522	22,434	70,956
Year ended June 30, 2015	7,854	-	7,854
	$236,537	$293,334	$529,871

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

The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2011 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2010	180,000	175,000	355,000	$2.24
Granted	77,500	75,000	152,500	2.58
Vested	(75,000)	(50,000)	(125,000)	2.31
Cancelled/Issued/Forfeited	-	-	-	-
March 31, 2011	182,500	200,000	382,500	$2.52

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2011 and 2010 included in the consolidated statements of operations:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2011	2010

Stock options	$58,221	$65,426

RSU	103,439	45,082

Total	$161,660	$110,508

The amounts above were included in:
General & administrative	$144,174	$86,197
Cost of sales	7,380	13,638
New Product Development	10,107	10,673
	$161,660	$110,508

During the nine months ended March 31, 2010 the Company reversed approximately $7,000 in stock compensation expense related to the forfeiture of unvested options.

8.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.  The computations for basic and diluted earning (loss) per share as follows:

	(unaudited) Three months ended March 31,		(unaudited) Nine months ended March 31,
	2011	2010	2011	2010

Net income (loss)	$(375,728)	$12,052	$(1,602,392)	$(652,645)

Weighted average common shares outstanding:
Basic	9,715,266	8,232,496	9,474,204	7,901,156

Effect of dilutive securities:
Options to purchase common stock	-	42,945	-	-
Restricted stock units	-	359,700	-	-
Common stock warrants	-	704,737	-	-
Diluted	9,715,266	9,339,878	9,474,204	7,901,156

Earnings (Loss) per common share:
Basic	$(0.04)	$0.00	$(0.17)	$(0.08)
Diluted	$(0.04)	$0.00	$(0.17)	$(0.08)

The number of weight-average shares used in the computation excludes the following shares as their effect would be anti-dilutive:

Excluded from computation:
Options to purchase common stock	502,119	402,752	502,119	445,697
Restricted stock units	434,700	-	434,700	359,700
Common stock warrants	2,656,492	2,196,209	2,656,492	2,900,946
Convertible debentures	715,422	1,337,175	715,422	1,337,175
	4,308,733	3,936,136	4,308,733	5,043,518

9.  Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month and nine-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of stockholders’ equity.   The foreign exchange translation adjustment balance reflects net gains of approximately $23,000 at June 30, 2010 and a gain of approximately $25,000 at March 31, 2011.  The Company, as of March 31, 2011, had approximately $3.36 million in assets and $2.64 million in net assets located at the Shanghai facility. The Company has purchased and transferred equipment to the Shanghai facility and other equipment owned by the Company was transferred from the Orlando facility to the Shanghai facility during each fiscal year since 2006 through 2010.

10.  Convertible Debentures

On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to the private placement of 8% senior convertible debentures (the “Debentures”). The Debentures are secured by substantially all of our previously unencumbered assets pursuant to a Security Agreement and are guaranteed by our wholly-owned subsidiaries, Geltech and LPOI pursuant to a Subsidiary Guarantee.  The sale of the Debentures generated gross proceeds of approximately $2.9 million and net proceeds of $2.7 million.  We used the funds to provide working capital for our operations.  Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

The original maturity date of the Debentures was August 1, 2011, on which date the outstanding principal amount of the Debentures would have been due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share (the “October Interest Shares”).  The remaining interest on the Debentures was prepaid by issuing common stock in December 2008.

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

The Warrants and the Incentive Shares issued to the debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value the Company’s stock options and RSUs. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 was amortized using the effective interest method over the 36-month term of the Debentures and subsequently adjusted for the extension of the maturity date of the Debentures.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the nine months ended March 31, 2011 and 2010, $118,193 and $108,930, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and the remaining unamortized balance was $41 as of March 31, 2011, which was expensed in April 2011.

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

On March 30, 2011 debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date from August 2011 to August 2013. The one debenture holder electing not to participate in the extension was paid all amounts due under the Debenture held by such holder, or $14,250, in April 2011. Pursuant to the terms of the amendment, interest will be prepaid in common stock annually each August. The extension of the maturity date of the Debentures was determined to be substantial and therefore triggered “debt extinguishment” accounting under ASC 470-50-40, which requires the Debentures to be adjusted to fair value. The Debentures are hybrid financial instruments that blend characteristics of both debt and equity securities.  The Debentures embody settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature).  As a result of the debt extinguishment accounting, $63,693 of debt discount and $25,378 of debt issuance costs were written off to loss on extinguishment of debt. The calculated fair value of the amended Debentures as of March 31, 2011 was $1,706,919, and included $924,844 for the forward component and $782,075 for the embedded conversion feature.  The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using Monte Carlo simulations. The difference between the fair value and the carrying value of the Debentures at the amendment date was a premium of $619,419. 93% of the Debentures are held by related parties and as such $576,700 of the premium was considered a capital contribution and was not included in the loss on extinguishment and therefore had no impact on additional paid in capital. The remaining $42,719 was expensed to loss on extinguishment of debt and increased additional paid in capital.

For the nine months ended March 31, 2011 and 2010, $316,590 and $273,436, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations. The remaining unamortized debt discount was $103 at March 31, 2011, and will be expensed in April 2011.

During the nine months ended March 31, 2011, the Company’s debt obligations were reduced by $832,500 through the conversions of certain debentures into shares of common stock. Costs associated with the conversion of these debentures were $6,748, which reduced the proceeds recognized. These  transactions increased interest expense by $101,300 for the nine months ending March 31, 2011, reflecting debt issue costs, prepaid interest and discount on the debt that were written off as a result of the debt conversions of certain Debentures into shares of common stock. During the fiscal year ended June 30, 2010, the Company’s debt obligations were reduced by $262,500 through conversion of certain Debentures into shares of common stock.

Total principal outstanding on the Debentures and the amount outstanding for directors’, officers’ and stockholders’ purchases under the Debentures was $1,101,750 and $1,012,500, respectively at March 31, 2011, less unamortized debt discount of $103 and $0, respectively.

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

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month and nine-month periods. During the nine months ended March 31, 2011 and 2010 we incurred a $1,090 gain and an $11,859 loss in on foreign currency translation, respectively.

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

At March 31, 2011, our disclosure backlog has increased approximately $663,000 to $3.63 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter low cost, high volume commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  Bookings and quote activity have increased for our industrial low cost lenses in Asia. With the continuing diversification of our backlog we expect to show modest increases in revenue for the remaining quarter of 2011.

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2011	2010	2011	2010

Net Income (Loss)	$(375,728)	$12,052	$(1,602,392)	$(652,645)
Depreciation and amortization	227,861	193,795	655,131	497,226
Loss on extinguishment of debt	131,784	-	131,784	-
Interest expense	89,560	191,461	583,197	534,449
EBITDA	$73,477	$397,308	$(232,280)	$379,030

EBITDA- Our EBITDA for the nine months ended March 31, 2011 declined to a loss of $232,000, compared to a gain of $379,000 for the nine months ended March 31, 2010. The decline in EBITDA was principally caused by higher net losses. In fiscal 2010 our net loss was offset by a $556,000 reimbursement received from our D&O insurance carrier for legal expenses incurred in connection with litigation. For comparison purposes, net loss was approximately $1,602,000 or $0.14 per basic and diluted common share during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010, in which we reported a net loss of approximately $653,000 or $0.08 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the nine months ended March 31, 2011 and 2010, our DCSI was 105 and 71, respectively compared to 86 for the year ended June 30, 2010.  This increase in DCSI for the nine months ended March 31, 2011 is due to higher inventory balances as our plants were producing units based on our forecast.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the nine months ended March 31, 2011 and 2010, our DSO was 60 and  68, respectively. During the year ended June 30, 2010 our DSO was 71. Our DSO is higher than our target DSO of 50 due to 47% of the quarterly revenue earned was from products shipped in March, and therefore, the majority of our total current receivables have not been collected as of March 31, 2011.

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

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of March 31, 2011 the Company has an accumulated deficit of approximately $204 million. Cash flow and cash management continue to be primary concerns of the Company.  Cash used in operations was $67,000 for the nine months ended March 31, 2011. Cash used in operations was $500,000 and $1.47 million during fiscal years 2010 and 2009, respectively. During fiscal 2010, management instituted cost reduction initiatives which included reductions in labor, material costs and discretionary expense spending. In addition, we redesigned certain product lines – collimators and precision molded lenses, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques which improved our product yields.

At March 31, 2011 we had a book cash balance of approximately $1.0 million. For the nine months ended March 31, 2011, cash decreased from June 30, 2010 by approximately $741,000, excluding the proceeds we received from the exercise of common stock warrants, compared to a decrease of approximately $809,000, excluding the private placement offering proceeds we received in the same period of the prior fiscal year. The use of cash in both periods was primarily for capital expenditures for equipment and tooling to support our growth initiatives. On May 2, 2011, the Company had a book cash balance of approximately $943,000.

Through the first nine months of fiscal 2011 we continued to engage in efforts to keep costs under control as we seek renewed sales growth. We continued to implement cost reduction initiatives, including increasing tooling life and increasing operator yields and efficiencies, lowering coating costs by qualifying coating vendors in China, improving yields on our infrared product line, reducing glass cost by moving more production to less expensive cost glasses and improving production yields and efficiencies. In the first nine months of fiscal 2011, 18% of our precision molded lenses sales in units were of more expensive glass types, compared to 21% in the prior fiscal year due to this product mix change.

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

We continue to face financial challenges arising from current worldwide economic conditions which have affected our customers, suppliers, and others with whom we do business.  Management believes the Company currently has sufficient cash to fund its operations through May 2012 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses, or sale of non-strategic assets or from future equity or debt financing. Recent quarterly booking trends have risen over the last fiscal year.  Management believes that taking the current booking rates combined with the existing order backlog the Company will be able to generate increased revenues.  If we determine that future revenues are below current projections then we will attempt to implement additional cost saving measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers.  We are continually evaluating our supplier situation to ensure we meet our booked orders.  This also includes seeking new suppliers and looking for price reductions.

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

Sources and Uses of Cash

Operating Activities

Our sources of operating cash consist of our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for product shipments. Our uses of operating cash primarily consist of payments to vendors for materials and services purchased,  payments to employees for wages and compensation, payments to providers of employee benefits, rent and utilities. Our plan is to minimize our investment in inventory but still support our sales and forecasted anticipated growth. We manage our accounts payable very carefully. We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and sometimes work with other vendors to develop payment plans.

Investing Activities

Periodically we make expenditures for capital goods. In both the first nine months of fiscal 2011 and 2010, we added press capacity and tooling for precision molded lenses. Tooling costs for precision molded lenses are capitalized. Recent capital spending projects have been focused on expanding capacity at our Shanghai facility to meet forecasted demand.

Financing Activities

We do not currently have any availability for borrowing under equipment leases or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company. Since 2001, we have experienced negative cash flow or net use of cash from operations. This net use of cash has recently been met by drawing down on our cash and cash equivalent balances and raising additional funds through the sale of shares of common stock or debt convertible into shares of our common stock, such as our private placement offerings over the last five fiscal years. Our cash forecast also includes the repayment of $1,087,500 due in August 2013 on our convertible debentures, assuming the debenture holders have not previously converted the debt to common stock.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues:
For the quarter ended March 31, 2011, we reported total revenues of $2.43 million compared to $2.66 million for the third quarter of fiscal 2010, a decrease of 9%. The decrease in revenue, as compared to the same period of the prior fiscal year was primarily attributable to lower sales prices of precision molded optics despite increased unit volumes, and lower sales volume of GRADIUM lenses and isolators offset by higher sales for infrared lenses and collimators. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, where we have experienced an increase in bookings during this quarter.

Cost of Sales:
Our gross margin percentage in the third quarter of fiscal 2011 compared to third quarter of fiscal 2010 decreased to 40% from 47%. Total manufacturing cost of $1.46 million was approximately $47,000 higher in the third quarter of fiscal 2011 compared to the same period of the prior fiscal year.  Our manufacturing costs were lower in the third quarter of fiscal 2010 due to the favorable impact of a one time accrual reversal in the amount of $69,000 for royalty payments due to the University of Florida. Unit shipment volume in precision molded lenses is up 61% in the third quarter of fiscal 2011 compared to the same period last year. Direct costs, which include material, labor and services, decreased to 24% of revenue in the third quarter of fiscal 2011, as compared to 26% of revenue in the third quarter of fiscal 2010 primarily due to increases in the number of units produced. Gross margins were also lower due to a 41% decrease in the average selling price per unit, but were offset by a 34% decrease in average cost per unit.  Average cost per unit decreased due to the higher unit volume improving overhead absorption offset by slightly higher labor costs and increased freight costs.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded lenses, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 63% of combined capacity for the nine months ended March 31, 2011. As our revenues increase we expect improvements in gross margins as our fixed overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the third quarter of fiscal 2011, selling, general and administrative (“SG&A”) costs were approximately $861,000, compared to $817,000 in the third quarter of fiscal 2010, an increase of approximately $44,000. This increase was due to a $76,000 credit in the prior year for the reversal of an accrual for legal expenses offset by a $37,000 increase in investor relations expenses. We intend to maintain SG&A costs generally at current levels, while continuing to seek additional cost reduction opportunities.

New Product Development:
New product development costs increased to $266,000 in the third quarter of fiscal 2011 from approximately $222,000 in the third quarter of fiscal 2010. This increase was due to higher materials costs associated with our development projects.  We anticipate these expenses to increase for the remainder of fiscal year 2011 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended March 31, 2011 and 2010.

Other Income (Expense):
Net interest expense was $93,000 in the third quarter of fiscal 2011 as compared to $191,000 in the third quarter of fiscal 2010, and represents interest on our convertible debentures, at 8% per annum and amortization of debt discount and debt costs. Loss on extinguishment of debt of $132,000 during the third quarter of fiscal 2011 resulted from the two year extension of the maturity date of our convertible debentures and included the write-off of approximately $89,000 of debt issuance costs and debt discount and premium of $43,000 from debt exchange for a non-related debt holder.

Net Income (Loss):
Net loss for the third quarter of fiscal 2011 was $376,000 or $0.04 per basic and diluted common share, compared with a net income of $12,000 or $0.00 per basic and diluted common share for the same period in fiscal 2010.  The $388,000 increase in net loss resulted primarily from the loss on extinguishment of debt of $132,000 and a $76,000 reversal of a legal accrual in the prior year and lower revenue. Weighted-average basic shares outstanding increased to 9,715,266 in the third quarter of fiscal 2011 compared to 8,232,496 in the third quarter of fiscal 2010 which is primarily due to the issuance of shares of common stock related to a private placement in the fourth quarter of fiscal 2010 and convertible debentures that were converted to shares of common stock in the first and second quarters of fiscal 2011.

Fiscal First Nine Months: Nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

Revenues:
For the nine months ended March 31, 2011, we reported total revenues of $7.22 million compared to $6.44 million for nine months ended March 31, 2010, an increase of 12%. This increase from the first nine months of fiscal 2010 was primarily attributable to higher sales volumes in all of our product lines. The number of units of precision molded optics increased 34% due to our increased production capability and our pursuit of low cost, high volume lens business. Growth in sales going forward is expected to be derived primarily from our precision molded optics product line, particularly our low cost lenses sold in Asia.

Cost of Sales:
Our gross margin percentage in the first nine months of fiscal 2011 compared to first nine months of fiscal 2010 decreased to 39% from 45%. Total manufacturing cost of $4.41 million was approximately $846,000 higher in the first nine months of fiscal 2011 compared to the same period of the prior fiscal year. This increase in manufacturing costs resulted from an increase in costs necessary to support higher production and sales volumes and a product mix change to products with a higher material cost, such as isolators and collimators. Direct costs, which include material, labor and services increased to 26% of revenue in the first nine months of fiscal 2011, as compared to 23% of revenue in the first nine months of fiscal 2010. Our average cost per unit decreased by 8% due to higher unit volume reducing overhead costs per unit offset by slightly higher labor costs and higher freight costs. This improvement in the average cost per unit was offset by a 17% decrease in the average selling price which negatively impacted our gross margin.

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded optics, collimator and isolator products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. Our plants were at 63% capacity for the nine months ended March 31, 2011 and 39% of combined capacity for the nine months ended March 31, 2010. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first nine months of fiscal 2011, SG&A costs were approximately $2.93 million, compared to $2.32 million in the first nine months of fiscal 2010, an increase of approximately $607,000. This increase was due to a $129,000 increase in wages, an $89,000 increase in sales tax, $38,000 in recruiting fees, $46,000 in outside services for information technology and a $58,000 increase in stock compensation expense due to stock options granted in the third quarter of fiscal 2010.  In addition, costs were reduced in the first nine months of 2010 by a one time benefit resulting from an increase in legal expenses incurred which were offset by receipt of a reimbursement from our D&O insurance carrier in the net amount of $278,000 for legal expenses incurred in connection with litigation. We intend to maintain SG&A costs generally at current levels, while continuing to seek additional cost reduction opportunities.

New Product Development:
New product development costs increased by $43,000 to approximately $737,000 in the first nine months of fiscal 2011 compared to $650,000 in the first nine months of fiscal 2010. This increase was due to an increase in wages and materials costs associated with engineering projects.  We anticipate these expenses to increase for the remainder of fiscal 2011 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $25,000 in each of the nine-month periods ended March 31, 2011 and 2010.

Other Income (Expense):
Net interest expense was approximately $583,000 in the first nine months of fiscal 2011 as compared to approximately $534,000 in the first nine months of fiscal 2010. This increase was due to the write-off of unamortized debt discount and debt costs related to the conversion of debentures totaling $832,500 into shares of common stock in the first nine months of fiscal 2011. Our interest expense included interest on our convertible debentures, at 8% per annum, the amortization of the related debt issuance costs and debt discount, and write off of debt issue costs, prepaid interest and debt discount for convertible debentures that were converted into shares of common stock during the first nine months of fiscal 2011. Loss on extinguishment of debt of $132,000 during the nine months ended March 31, 2011 resulted from the extension of the maturity date of our convertible debentures from August 2011 to August 2013 and included the write-off of approximately $89,000 of debt costs and debt discount and $43,000 premium from debt exchange for a non-related debenture holder.

Net Loss:
Net loss for the first nine months of fiscal 2011 was approximately $1.60 million or $0.17 per basic and diluted common share, compared with a net loss of approximately $653,000 or $0.08 per basic and diluted common share for the same period in fiscal 2010.  The $950,000 increase in net loss was primarily from the loss on extinguishment of debt of $132,000, the reimbursement of $278,000 from our D&O insurance carrier for legal expenses, which was received last year and an increase of $457,000 in wages associated with the increased unit volume, sales and engineering development and an increase of $51,000 for stock compensation expense.  Weighted-average basic shares outstanding increased to 9,474,204 in the first nine months of fiscal 2011 compared to 7,901,156 in the first nine months of fiscal 2010 which is primarily due to the issuance of shares of common stock related to a private placement in the fourth quarter of fiscal 2010 and convertible debentures converted into shares of common stock in the first half of fiscal 2011.

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

Beneficial Conversion and Warrant Valuation. The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments was recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value using the Black-Scholes-Merton pricing model, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation were recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal nine months ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debenture, dated as of March 30, 2011	17

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

17.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2011, and is incorporated herein by reference thereto.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	May 3, 2011	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	May 3, 2011	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer