Form 10-K
period 2011-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2011-09-08
CIK 889971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011,

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐    NO ☒

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

 Large accelerated filer ☐    Accelerated filer    Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act).  YES ☐   NO ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $13,417,519 as of December 31, 2010.

As of September 6, 2011, the number of shares of the registrant’s Class A Common Stock outstanding was 9,719,217.

LightPath Technologies, Inc.
Form 10-K

Table of Contents

PART I		3
Item 1.	Business	3
	General	3
	Business Strategy	4
	Sales and Marketing	5
	Competition	6
	Manufacturing	8
	Patents and Other Proprietary Intellectual Property	9
	Environmental and Governmental Regulation	9
	New Product Development	9
	Concentration of Customer Risk	10
	Backlog	10
	Employees	10
Item 2.	Properties	10

PART II		12
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	24

PART III		24
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	24
Item 11.	Executive Compensation, and Director Independance	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management	37
Item 13.	Certain Relationships and Related Transactions, and Director Independance	39
Item 14.	Principal Accountant Fees and Services	40

PART IV		40
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	40

Index to Consolidated Financial Statements		F-1

Signatures		S-1

Certifications		See Exhibits

PART I

Item 1.    Business.

General

LightPath Technologies, Inc. (“LightPath”, “Company”, “we”, “us”, or “our”) manufactures optical components and higher-level assemblies including precision molded glass aspheric optics, precision molded infrared molded optics, isolators, proprietary fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to function more effectively. For example:

•	Molded glass aspheres are used in various high performance optical applications primarily based on laser technology;
•	Isolators prevent the back-reflection of optical signals that can degrade optical transmitter and amplifier performance whenever light must enter or exit a fiberoptic cable (“fiber”);
•	Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber, and are used in laser delivery applications like fiber lasers; and
•	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance so that it approximates aspheric lens performance.

LightPath was incorporated under Delaware law in June 1992 as the successor to LightPath Technologies LP, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, organized in 1985. Our initial business objectives focused on solar energy technology, however, over time, we expanded our business to other optics applications primarily driven by laser based technology.

During fiscal 1998, as a result of the number of inquiries we received from prospective customers about the ability of one of the proprietary materials we developed, GRADIUM glass, to solve optoelectronic problems, we refocused our sales and marketing efforts to expand our business to include the optoelectronics and photonics markets, specifically in the area of fiber telecommunications. During fiscal 2000 we acquired Horizon Photonics, Inc. (“Horizon”), a California corporation that utilized automated production platforms to manufacture passive optical components for the telecommunications and data communications markets.   In September 2000, we also acquired Geltech, Inc. (“Geltech”), a Delaware corporation that manufactured precision molded glass aspheric optics used in the active telecom components market to provide a highly efficient means to couple laser diodes to fibers or waveguides.

From 1998 through 2002, we were heavily reliant on the telecommunications capital equipment market, which went through a rapid increase and a subsequent rapid decrease during this period.  During fiscal 2003 following the contraction of this market, we consolidated our corporate headquarters and all production, including production for GRADIUM glass lenses and collimators previously performed in New Mexico and production of isolators previously performed in California, in Orlando, Florida to reduce costs and adapt to the market changes.

In November 2005, we announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthen partnerships within the Asia/Pacific region. It also provided a launching point to drive our sales expansion in the Asia/Pacific region.

In 2006, the Company began a program to reduce its operating costs, including restructuring its manufacturing operations. By 2008, the major elements of this program were implemented resulting in a significant reduction of costs. The elements of the program were: 1) move the majority of our manufacturing to our Shanghai facility, 2) convert our tooling to a less expensive ceramic system and 3) introduce lower cost glass materials. In exploiting our new cost structure we have focused on leveraging our facility in Shanghai to address high volume, lower cost applications.  These applications include laser tools, laser gun sights and certain imaging applications. We have established relationships with some of the larger OEM customers in these areas.  We have expanded our sales channels by adding distribution coverage in North America and Asia, and adding a master distributor in Europe.  Finally, we are designing lenses specifically for our existing and new target markets.  Our new designs and new marketing approach have brought additional requests for product information from new customers.  We believe we are well positioned to take advantage of new opportunities in these areas.

Business Strategy

LightPath intends to focus on three primary product markets which we believe will provide significant growth opportunities over the next several years. These markets are: 1) glass aspheres, which we project to grow to $1.2 billion globally by 2014 driven by OEM laser modules and the demand for internet mobility; 2) specialty optics, which we project to grow to $500 million globally by 2014 driven by high-power laser applications and custom designs; and 3) infrared systems, which we project to grow to $3.2 billion globally by 2014 driven by defense and commercial applications.  These large overall markets total $4.9 billion globally.

LightPath has targeted specific applications in each of these areas: laser tools, gun sights, biomedical instruments and telecommunication subsystems for the glass aspheres market; laser line generators, industrial tools, optical cutting/welding, scientific lasers, semiconductors metrology systems and telecommunication subsystems for the specialty optics market; and thermal imaging, security cameras, thermography, gas sensing and defense targeting and tracking for the infrared optics market.  Within the larger overall markets discussed above, we believe there is a market of approximately $450 million for our current products and capabilities.

Given these specific markets and applications, our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business.

We will accomplish this growth by:

•	Continuing our penetration into high volume applications by leveraging our low cost structure;
•	Introducing new value added products;
•	Expanding our market presence by broadening our customer base and leveraging our Shanghai subsidiary to gain direct access to the Asian market;
•	Adding new products for industrial tools, laser based measurement tools and laser based gas sensing instruments;
•	Leveraging our expanded sales distribution channels worldwide; and
•	Completing the development of molded infrared lenses and assembly products which will enable future revenue growth.

Precision Molded Aspheric Lenses

 We have rights under a royalty-free perpetual license to the Precision Molded Optics process originally developed by Corning, Inc., whose business in this field we acquired in 1994. Products manufactured using this technology include glass aspheric lenses, sub-millimeter lenses and lens arrays. Precision Molded Aspheres are our base business and this business tracks with the growth of the laser diode markets which have a 5% cumulative annual growth rate. We anticipate we will be able to grow this product line at a rate faster than that in the immediate future as we shift from low volume applications to high volume commercial and consumer applications. These growth opportunities are well diversified and include laser tools, telecom transceivers, micro-projectors, scientific and bench top lasers, range finders, medical devices, bar code scanners and laser based spectrometers. We are aggressively pursuing new sales opportunities in all of these areas.

Infrared Molded Glass Aspheric Lenses & Assemblies

Infrared Systems represent a market that is forecasted to grow to $3.2 billion by 2014. LightPath has proprietary manufacturing and material technology to manufacture molded optics that addresses applications across a broad cross section of this market. We are continuing to develop a molded infrared aspheric optic product line with short (SWIR), mid (MWIR) and long wave (LWIR) materials. This product line is called the Black Diamond TM precision molded glass aspheric optics. Advances in optical material now provide a technology path to produce molded infrared aspheric optics over the wavelength range of 1 to 14 microns. Traditionally, infrared optics relies on individually diamond turned, polished or other lengthy manufacturing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses.

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

Overall, we anticipate the growth of infrared optics and increased requirements for systems requiring molded aspheric optics over traditional ground and polished lenses.  As infrared imaging systems become widely available, the cost of optical components needs to decrease before the market demand will increase. The commercial market has the potential to be the largest market opportunity within the infrared market with products such as automotive imaging/warning systems and infrared cameras.  The aspheric character of LightPath’s lenses enables system designers to reduce the lens elements in a system and provide similar performance at a lower cost.  LightPath’s aspheric molding process is an enabling technology for the cost reduction and commercialization of infrared imaging systems.

Specialty Products & Assemblies

LightPath has a group of products that take advantage of our unique technologies and capabilities. These include custom optical designs, mounted lenses, assemblies, isolators, collimators and GRADIUM lenses.

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

GRADIUM Lenses

We developed GRADIUM glass as an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems. Typical applications include surgical lasers, high power YAG lasers for welding, cutting and marking, defense-market uses, and test and measurement. GRADIUM has a unique capability to handle up to 10 kilowatts of power and is servicing a niche market for laser high-power cutting and laser welding.

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

Sales and Marketing

Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage, infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, lens systems) to products incorporating lens components (e.g., robotics, semiconductor production equipment) and communications (various optics are required for bandwidth expansion and improved data transfer for the optical network). As a result, we market our products across a wide variety of customer groups including laser systems manufacturers, laser OEMs, infrared-imaging systems vendors, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical and industrial measurement equipment manufacturers, government defense agencies and researcher institutions worldwide.

Sales Organization

We have regional sales forces that market and sell our products directly to customers in North America and China.  In addition to our direct regional sales forces in the United States and China, we use two other distinct channels to market our products.  First, we have formalized relationships with fifteen industrial, laser, and optoelectronics distributors and channel partners located in foreign countries and in the United States to assist in distribution of our products in highly specific target markets. Second, we have reseller arrangements with the top three product catalogs in the optics and opto-electronics market.  In addition, we also produce and maintain our own product catalog and internet website (www.lightpath.com) as vehicles for broader promotion of our products. We make use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

All of our partners work diligently to expand opportunities in emerging geographic markets and through alternate channels of distribution. We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Trade Shows

We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in several United States based shows including SPIE’s Photonics West in January 2011 and Society of Photographic Instrumentation Engineers (“SPIE”) Defense, Security and Sensing in April 2011. We also participate in shows in China such as the China International Optoelectronic Exposition in Shenzhen.  In addition, we partner with key distributors to attend exhibitions such a Laser World of Photonics in Munich, Germany.  Such a strategy underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These trade shows provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

    New Products

LightPath has identified three market categories to focus our new product efforts that we believe will provide significant growth opportunities over the next several years: molded glass aspheres, specialty optics and infrared systems.

LightPath has targeted specific applications in each of these areas for new product launches in the near future.  For example, in glass aspheres: laser tools, gun sights, biomedical instruments and telecommunication subsystems; in specialty optics: laser line generators, industrial tools, optical cutting/welding, scientific lasers, semiconductors metrology systems and telecommunication subsystems; and in infrared optics: thermal imaging, security cameras, thermography, gas sensing and defense targeting and tracking.

Given these specific markets and applications, our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow the business dramatically.

Competition

The market for optical components generally is highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lenses and optical components, providers of aspheric lenses and optical components and producers of optical quality glass. To a lesser extent, we compete with developers of specialty optical components and assemblies. Many of these competitors have greater financial, manufacturing, marketing and other resources than we do.

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

 Precision Molded Aspheric Lenses

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

Manufacturers of aspheric lenses provide significant competition for our molded glass aspheric lenses in providing products that improve the shortcomings of conventional lenses. Aspheric lens system manufacturers include Panasonic, ALP’s and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products.  We believe that our optical design expertise and our flexibility in providing custom high performance optical components at a low price are key competitive advantages for us over these competitors.

Plastic molded aspheres and  hybrid plastic/glass aspheric optics, such as manufactured by Anteryon, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost as their measure of success over performance and durability.   LightPath’s low cost structure allows us to compete with these lenses based on higher performance and durability from our glass lenses at only a small premium in price over plastic or plastic/glass hybrid lenses.

Infrared Molded Glass Aspheric Lenses & Assemblies

LightPath’s infrared molded aspheric optics compete with traditional infrared lenses manufactured from germanium such as those produced by Janos Technologies.  These lenses can either be polished spherical or are diamond turned aspherical.  LightPath’s molded lenses compete with spherical lenses because like all aspheres they can replace doublets or triplets based on the higher performance of an aspheric lens.  Diamond turned aspheres from germanium are expensive in volume and time consuming to manufacture.  LightPath’s molded aspheric lenses compete with these technologies through lower costs at high production volumes.

Companies that produce molded infrared optics include Umicore and Rochester Precision Optics. We believe that our optical design expertise and our flexibility in providing custom high performance infrared optical components are key advantages over both of these companies.  A specific advantage over Umicore, a foreign company, is that the infrared market is highly dependent on the United States defense industry, which prefers to purchase from United States based companies such as LightPath.

Specialty Products & Assemblies

Due to the unique nature of each of these product lines, we have few direct competitors.  However, each technology has alternate technologies that indirectly compete with our products.

GRADIUM

GRADIUM lenses are competitive in a niche market for high power laser optics.  GRADIUM is unique technology that no other manufacturer possesses for lenses in this market space.  However, there are other competing technologies such as traditional fused silica doublets and triplets as well as newer large diameter aspheres, such as those manufactured by Asphericon or Edmund Optics.  GRADIUM is a well-established technology that has a successful history in the high power laser marketplace.

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

Collimators

LightPath’s collimator line focuses on high performance and high durability fiber optic systems for lasers and optical systems. There are currently only a handful of direct competitors for our collimators, such as Optoskand and Oz Optics. The key difference between our collimators and our competitors’ collimators is in our fiber fusion technology.  This fusion technology eliminates the air interface at the tip of a fiber providing a more robust, reliable construction than our competition.

Manufacturing

Facilities

Our manufacturing is performed in a 22,000 square foot production facility in Orlando, Florida and in a 16,000 square foot production facility in Shanghai. With space remaining in the Shanghai and Orlando facilities, we believe our facilities are adequate to accommodate our foreseeable needs. Both facilities feature areas for each step of the manufacturing process including tooling and coating work areas, pre-form manufacturing, and a clean room for pressing and integrated assembly. Both facilities include new product development laboratories and space that includes development and metrology equipment.

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

Our Shanghai facility also features a molded glass aspheres manufacturing area, which includes lens pressing equipment, advanced metrology and inspection equipment and coating facilities. The clean room in our Shanghai facility features our isolator manufacturing equipment, sub-micron alignment engines, automated dispensing systems and precision dicing equipment.

We are ISO 9001:2008 certified in both of our Orlando and Shanghai facilities. Much of our product qualification is performed in-house at both facilities. Our test and evaluation capabilities include Damp Heat, High/Low Temp Storage, and a Thermal Shock Oven, which are representative of the equipment required to meet Telcordia requirements and other customer required product specifications. Our New Product Development department has CAD tools and technical support. The continuing implementation of various statistical process controls (SPCs) is being pursued to improve product yields and allow us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers demand rigorous testing prior to their purchase of our products.

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

Suppliers

We utilize a number of glass compositions in manufacturing our molded glass aspheres and lens array products.  These precuts are available from a large number of suppliers, including Hikari Glass.

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

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are either owned and maintained by us or licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment, robotic assembly and micro-fabrication. The first of our issued patents expired in 2006; the remainder expire at various times through 2017.

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

We own several registered and unregistered service marks and trademarks which are used in the marketing and sale of our products.  The following sets forth our registered and unregistered service marks and trademarks, whether it is a service mark or trademark, whether it is registered or unregistered, if registered, the country in which the mark is filed, and the renewal date for such mark.

Mark	Type	Registered	Country	Renewal Date
LightPath®	service mark	Yes	United States	November 10, 2014
GRADIUM™	trademark	Yes	United States	February 5, 2017
Circulight	trademark	No	-	-
BLACK DIAMOND	trademark	No	-	-
GelTech	trademark	No	-	-
Oasis	trademark	No	-	-

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

New Product Development

For many years, we were engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, new product development efforts were broadened or acquired that led to the development of our capabilities in molded aspheric lenses, infrared lenses, isolators and collimators. Throughout fiscal 2011, however, as part of our cash conservation strategy, we conducted very limited basic research and development. Our efforts in this area were concentrated on product development to support existing and new customers in the design and manufacture of items in two of our product lines: lenses and collimators. Going forward we will focus the majority of our research and development efforts in the area of infrared materials, lenses and assemblies.

Our present new product development efforts are focused on markets that include Infrared Optics for imaging and sensing, blue lens applications, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We incurred expenditures for new product development during fiscal years 2011 and 2010 of approximately $995,000 and

$869,000, respectively. We currently plan to expend approximately $1,175,000 for new product development during fiscal 2012, which could vary depending upon revenue levels, customer requirements and perceived market opportunities. For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2011, sales to three customers, which individually comprised at least 5% of our annual revenue, were sales to Thorlabs at 9%, sales to Crimson Trace at 7%, and sales to Edmunds Industrial Optics at 6%.  In fiscal 2010, sales to three customers, which individually comprised at least 5% of our annual revenue, were sales to Crimson Trace at 12%, sales to Thorlabs at 7% and sales to Edmunds Industrial Optics at 6%.  The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2011, 39% of our revenue was derived from sales outside of the United States. 87% of our foreign sales were to customers in Europe and Asia.

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

Disclosure Backlog, as defined above, has been as follows in the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2011	6/30/2011	$3,873,000
Q3-2011	3/31/2011	$3,633,000
Q2-2011	12/31/2010	$3,273,000
Q1-2011	9/30/2010	$3,186,000
Q4-2010	6/30/2010	$2,950,000
Q3-2010	3/31/2010	$3,927,000

Employees

As of June 30, 2011, we had 200 full-time equivalent employees, with 54 in Florida and 146 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2012. We have 21 employees engaged in management, administrative and clerical functions, 16 in new product development, 11 in sales and marketing and 152 are in production and quality functions. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

 Item 2.    Properties.

We occupy a 22,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, marketing, internal sales, manufacturing management and some manufacturing operations. Lease terms on our Orlando facility call for monthly rental payments of approximately $40,000 through February 2015, which includes all charges, including common area maintenance, escalation, and certain pass-through of taxes and other operating costs.

 Due to the transfer of manufacturing for over 90% of our production requirements for our precision molded optic line and our isolator product line to our Shanghai facility, we reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet.  The third and fourth amendments to the Orlando facility lease, effective December 1, 2007 and May 1, 2009, respectively, reflect this reduction in leased space and the related rental obligations. The lease term was also extended from November 30, 2008, to February 28, 2015, and minimum rental rates for the extension term were established based on annual increases of three percent.  Additionally, there are two 3-year extension options exercisable by the Company.  The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.

We also lease a 16,000 square foot facility located in Jiading, People’s Republic of China. In May 2009 the Chinese government paid us to move to a new facility in the Jiading Industrial Zone near Shanghai. We signed a five year lease that will expire April 30, 2014.  The Shanghai facility houses 146 employees. The rent is approximately $6,000 per month. The facility is used primarily for manufacturing operations and has increased our overall production capacity, enabling us to compete for larger production volumes of optical components and assemblies and strengthen partnerships within the Asia/Pacific region.  It has also provided a launching point to drive our sales expansion in the Asia/Pacific region.  We believe our facilities are suitable for our production needs and adequate to meet our future needs. Current production levels for both of our facilities are at 62% of capacity and therefore, we have the ability to add equipment and additional work shifts to meet forecasted demand.

The territorial sales personnel maintain an office from their homes to serve their geographical territories.

Item 3.                     Legal Proceedings.

As disclosed in note 13 under the “Notes to the Consolidated Financial Statements” heading, the Company is involved in various legal actions arising in the normal course of business.  Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NCM from the appropriate market. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2011 was $1.54 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2011
Quarter ended June 30, 2011	$2.18	$1.50
Quarter ended March 31, 2011	$2.35	$1.27
Quarter ended December 31, 2010	$2.83	$1.61
Quarter ended September 30, 2010	$3.44	$1.57

Fiscal Year Ended June 30, 2010
Quarter ended June 30, 2010	$2.66	$1.57
Quarter ended March 31, 2010	$3.00	$1.51
Quarter ended December 31, 2009	$2.74	$1.59
Quarter ended September 30, 2009	$3.50	$1.13

Holders

As of August 15, 2011, we estimate there were approximately 244 holders of record and approximately 4,289 street name holders of the Class A common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain all future earnings in order to finance the operation and expansion of our business. We are currently prohibited from declaring dividends without the prior written consent of the holders of at least 80% in principal amount of the then outstanding convertible debentures issued on August 1, 2008.  In addition, the payment of dividends, if any, in the future, will depend on our earnings, capital requirements, financial conditions and other relevant factors.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of fiscal 2011:

Equity Compensation Plans

Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$2.53	335,239

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

Liquidity and Capital Resources

History and Background:

From February 1996 (when our IPO occurred) through fiscal 2011, inclusive, we have raised a net total of approximately $102 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our capital stock.

Overtime, LightPath has transformed its business model to accommodate the changes in the optical market. In 2006, the Company began a program to reduce its operating costs, including restructuring its manufacturing operations. By 2008, the major elements of this program were implemented resulting in a significant reduction of costs. The elements of the program were: 1) moving the majority of our manufacturing to our Shanghai facility; 2) converting our tooling to a less expensive ceramic system; and 3) introducing lower cost glass materials. With this new cost structure we have focused on leveraging our facility in Shanghai to address high volume, lower cost applications.  During this period, we enhanced our sales channels by adding distribution coverage in North America and Asia, and adding a master distributor in Europe.  Additionally, we have designed lenses specifically for particular markets.

As we have implemented this new business strategy the fundamentals of the company have been improving each year and as we continue to build the business volume we anticipate that the company will reach profitability in the future.  However, we did not reach a status of positive cash flow or profitability during fiscal 2011 or 2010.

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2011 the Company has an accumulated deficit of approximately $204 million. Cash provided by (used in) operations was $95,000, ($471,000) and ($1.5 million) during fiscal 2011, 2010 and 2009, respectively. The improvements in the cash flows from operations are as a result of the cost reductions we implemented and the additional markets the Company is able to address due to its lower cost structure.  In addition, starting in fiscal 2009 we redesigned the collimator product line, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques, all of which have improved our product yields.  Management believes these factors will contribute towards achieving profitability, assuming we meet our sales targets.

Management has developed an operating plan for fiscal 2012 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $929,000 at June 30, 2011.  During fiscal 2010, the Company raised approximately $2.4 million from the sale of common stock and warrants.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

The fiscal 2012 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on low cost high volume applications, optical assemblies including our redesigned collimator product line and infrared products.  We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, and improved overhead absorption as we increase the volume of products produced, which in turn lowers our material costs since we are able to purchase materials in higher volumes. We also will continue to implement new cost reductions with programs to improve tool life and lower anti-reflective coating costs.

We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers and by delaying purchases for as long as practical using just in time ordering practices.

In March 2009 the Orlando staff was reduced to a four day work week.  Increased sales allowed us to return to a five day work week in November 2009. This reduced work week resulted in savings of $438,000 in fiscal 2010 in wages and benefits. In fiscal 2011, we redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and have instituted more efficient management techniques which have improved our product yields. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We continue to face financial challenges along with many in the industries we do business with, as the worldwide economic instability continues to create turbulence in the market.  We engaged in continuing efforts to keep costs under control as we sought renewed sales growth. Our efforts were directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On September 6, 2011, the Company had a book cash balance of approximately $658,034.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2011 and 2010 we incurred a $27,127 gain and a $34,767 loss on foreign currency translation, respectively.

Cash Flows - Financings:

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

The original maturity date of the Debentures was August 1, 2011, on which date the outstanding principal amount of the Debentures would have been due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share (the “October Interest Shares”).  The interest accruing on the Debentures from October 1, 2008 to August 1, 2011 was prepaid by issuing common stock in December 2008.

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

Investors who participated in our July 2007 offering were given an incentive to invest in the debenture offering.  Four investors from the July 2007 offering participated in the debenture offering and as a result, we reduced the exercise price of the warrants they received in the July 2007 offering from $5.50 per share to $2.61 per share.  The reduced exercise price lowered potential proceeds on the exercise of the warrants from the July 2007 offering by $119,212 to $107,663.  Additionally, such investors were issued an aggregate of 73,228 shares of common stock (the “Incentive Shares”), valued at $75,131.

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

The Warrants and the Incentive Shares issued to the debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value the Company’s stock options and restricted stock units. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 was amortized using the effective interest method over the original 36-month term of the Debentures and subsequently adjusted for the extension of the maturity date of the Debentures.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the original 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the year ended June 30, 2011 and 2010, $118,977 and $147,550, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations.

On December 31, 2008 the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of common stock.  As an inducement to partially convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the original maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  The interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.   On May 29, 2009 we filed a registration statement to register those additional interest shares and the shares underlying the warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

During the year ended June 30, 2011, the Company’s debt obligations were reduced by $832,500 through the conversions of certain Debentures into shares of common stock. Costs associated with the conversion of these Debentures were $6,748, which reduced the proceeds recognized. These  transactions increased interest expense by $101,300 for the year ending June 30, 2011, reflecting debt issue costs, prepaid interest and discount on the debt that were written off as a result of the debt conversions of certain of the Debentures into shares of common stock. During the fiscal year ended June 30, 2010, the Company’s debt obligations were reduced by $262,500 through conversion of certain of the Debentures into shares of common stock.

On March 30, 2011 debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date from August 2011 to August 2013. The one debenture holder electing not to participate in the extension was paid all amounts due under the Debenture held by such holder, or $14,250, in April 2011. Pursuant to the terms of the amendment, interest will be prepaid in common stock annually each August. The extension of the maturity date of the Debentures was determined to be substantial and therefore triggered “debt extinguishment” accounting under ASC 470-50-40, which requires the Debentures to be adjusted to fair value. The Debentures are hybrid financial instruments that blend characteristics of both debt and equity securities.  The Debentures embody settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature).  As a result of the debt extinguishment accounting, $63,692 of the unamortized debt discount and $25,372 of the unamortized debt issuance costs were written off to loss on extinguishment of debt. The calculated fair value of the amended Debentures as of March 31, 2011 was $1,706,919, and included $924,844 for the forward component and $782,075 for the embedded conversion feature.  The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using a Monte Carlo simulations method. The fair value of the amended

Debentures exceeded the carrying value of the Debentures just prior to the amendment date by $619,419, recognized as a premium. Approximately 93% of the Debentures are held by related parties and as such $576,700 of the premium was considered a capital contribution and was not included in the loss on extinguishment and therefore had no impact on additional paid in capital. The remaining $42,719 of the premium was associated with the Debentures to non-related parties and thus was recorded to loss on extinguishment of debt and additional paid in capital.

For the years ended June 30, 2011 and 2010, $316,693 and $370,385, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations.

Total principal outstanding on the Debentures and the gross amount outstanding for directors’, officers’ and stockholders’ purchases under the Debentures was $1,087,500 and $1,012,500, respectively at June 30, 2011.

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

On April 8, 2010, we executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of common stock at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of common stock (the “April 2010 Warrants”). The April 2010 Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term.  We received aggregate gross cash proceeds from the issuance of the common stock (exclusive of proceeds from any future exercise of the April 2010 Warrants) in the amount of $1,117,006.  We used the funds to provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of Common Stock.

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

The private placement is exempt from the registration requirements of the Act, pursuant to Section 4(2) of the Act (in that the shares of common stock and the April 2010 Warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder. The shares of common stock and the shares of common stock underlying the warrants have been registered for resale under the Act. The registration statement was declared effective on May 20, 2010.

Cash Flows – Operating and Investing:

Cash provided during fiscal 2011 was approximately $95,000, an increase of approximately $566,000 from fiscal 2010. We anticipate lower glass costs to result from our replacement of internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes. These cost reductions are expected to improve our cash flow in future years.

While progress has been made to reduce operating cash outflow since fiscal 2004, significant risk and uncertainty remains. Our cash provided by operations was approximately $162,000 for the fourth quarter of fiscal 2011. Cost cutting measures were implemented in fiscal 2010 and 2011 but revenues were not high enough to cover fixed costs.  The fiscal 2012 operating plan and related financial projections we developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

During fiscal 2011, we expended approximately $908,000 for capital equipment in comparison to $988,000 during fiscal 2010. The majority of the capital expenditures during both fiscal 2011 and fiscal 2010 were related to equipment used to enhance or expand our production capacity and for tooling for our precision molded products.  Our operating plan for fiscal 2012 estimates expenditures at increased levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2011 compared to the Fiscal Year Ended June 30, 2010:

Revenue for fiscal year 2011 totaled $10.0 million compared to $9.3 million for fiscal year 2010, an increase of 8%. The increase from the prior fiscal year was primarily attributable to higher sales volumes for precision molded optics, collimators and GRADIUM lenses. Our precision molded optics sales units were significantly higher but our average selling price was lower. This is the result of our pursuit of the high volume low cost lens business. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low cost lenses being sold in Asia and the growth of our infrared lens business.

Our gross margin percentage in fiscal 2011 compared to fiscal 2010 decreased to 39% from 47%. Total manufacturing cost of $6.1 million was $1.1 million higher in fiscal 2011 compared to the prior fiscal year. This increase in cost of goods sold resulted from increased costs associated with ramping up production volumes which included tooling and labor costs, competitive price pressures and product mix changes. We incurred increased labor costs of $225,000 for additional staff needed to manage our increased production volume and an increase in the Chinese labor rates totaling $238,000, higher freight costs of $124,000 and a one-time expense of $229,000 associated with increasing the amount of tooling inventory to support higher production levels. In addition, the changes in our product mix increased our costs by $286,000. The product mix change was due to higher sales of isolators, collimators and gradium lenses which all have a higher material cost.  Unit shipment volume in precision molded optics was up 38% in fiscal 2011 compared to last year.  Direct costs, which include material, labor and services, were 27% of revenue in fiscal 2011, as compared to 24% in the prior year.  Our average selling price decreased by 21% while our average cost per unit decreased by 10%.

Our plant capacity and overhead structure are sufficient to handle much higher levels of production.  Going forward into fiscal 2012, the emphasis will be continued unit cost reductions driven by efficient purchasing and more sourcing in China of raw materials and coating services and improved productivity due to a more experienced workforce at the Shanghai facility. Over the course of fiscal 2011, as we focused on new product development, we increased our headcount in Orlando from 49 to 54. We continue to produce over 95% of our precision molded optics production in our Shanghai facility.

Selling, general and administrative expenses increased by approximately $512,000 to $3.8 million in fiscal 2011 from $3.3 million in fiscal 2010. This increase is due to higher wages and benefits of $155,000, $55,000 higher recruiting fees in fiscal 2011 and the occurrence of some one-time events in fiscal 2010 that resulted in a $331,000 net reduction in selling, general and administrative expenses for fiscal 2010. These one-time events included receipt of $556,000 on our D&O insurance as a refund for legal expenses, a litigation settlement and corresponding legal expenses and a $76,000 reduction of legal expenses related to the reversal of accruals for litigation. Our operating plan for fiscal 2012 projects business levels that will require selling, general and administrative expenses to increase as we support a higher level of sales. We plan to manage our workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2011 increased by approximately $126,000 to approximately $995,000.  This increase was primarily due to an increase in the cost of product development materials and higher labor costs. Our operating plan for fiscal 2012 projects that product development spending will increase due to enhanced efforts in the development of the infrared product line.

In fiscal 2011 our amortization of intangibles remained at approximately $33,000 and is expected to remain at this level for fiscal 2012.

Interest expense was approximately $606,000 for fiscal 2011 as compared to approximately $728,000 for fiscal 2010. Approximately $5,600 of the interest expense for fiscal 2010 was attributable to our equipment term loan and our capital equipment lease. The convertible debentures issued on August 1, 2008 accounted for approximately $606,000 and $722,000 of interest during fiscal 2011 and 2010, respectively. This represents periodic interest of 8% per annum, amortization and the write-off of the related debt issuance costs and debt discount. Included in these totals are related debt discount, debt issue costs and prepaid interest of $262,500 for debentures which were converted into common stock during fiscal 2010. In fiscal 2011 we had $132,000 for loss on extinguishment of debt incurred when we extended the maturity date of the debentures during fiscal 2011.

Investment and other income decreased by approximately $11,000 to an expense of $6,000 in fiscal 2011 from an income of approximately $5,000 in fiscal 2010, due to foreign currency exchange rate impacts during the year.

Net loss for fiscal 2011 was approximately $1.6 million compared with approximately $561,000 in fiscal 2010, a decline of approximately $1.0 million. This increase in loss in the current year was comprised principally of:

•	Cost of goods sold increased by $648,000 primarily due to the change in product mix and increased labor rates in China and higher freight costs;
•	One-time tooling costs of $229,000 to increase tooling inventory to support higher production levels; and
•	Increased SG&A salaries and benefits of $155,000.

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

Disclosure Backlog, as defined above, has been as follows in the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	Approximate Disclosure Backlog
Q4-2011	6/30/2011	$3,873,000
Q3-2011	3/31/2011	$3,633,000
Q2-2011	12/31/2010	$3,273,000
Q1-2011	9/30/2010	$3,186,000
Q4-2010	6/30/2010	$2,950,000
Q3-2010	3/31/2010	$3,927,000
Q2-2010	12/31/2009	$4,001,000
Q1-2010	9/30/2009	$3,093,000

Our disclosure backlog at June 30, 2011 was approximately $3.9 million. In the fourth quarter of fiscal 2010 we debooked orders to two large customers, one due to non-payment and one due to customer cancellation.

We believe our backlog will grow as a result of our efforts to enter high volume lower cost commercial markets, including the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  With the continuing diversification of our backlog we expect to show increases in revenue starting in fiscal 2012. We have experienced an increase in bookings for our industrial low cost lenses in Asia. We project continued production and shipment growth for these low cost lenses in Asia.

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

Our EBITDA as defined above, has been as follows in the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	EBITDA
Q4-2011	6/30/2011	$281,285
Q3-2011	3/31/2011	$73,477
Q2-2011	12/31/2010	($44,860)
Q1-2011	9/30/2010	($260,897)
Q4-2010	6/30/2010	$488,423
Q3-2010	3/31/2010	$397,308
Q2-2010	12/31/2009	$363,345
Q1-2010	9/30/2009	($382,089)

Inventory levels:
We manage inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. We review our inventory for obsolete items quarterly. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days’ worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. The table below shows our DCSI for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DCSI (days)
Q4-2011	6/30/2011	89
Q3-2011	3/31/2011	105
Q2-2011	12/31/2010	87
Q1-2011	9/30/2010	78
Fiscal 2011 average		90
Q4-2010	6/30/2010	86
Q3-2010	3/31/2010	71
Q2-2010	12/31/2009	76
Q1-2010	9/30/2009	98
Fiscal 2010 average		83

In comparison, our days cost of sales in inventory for the year ended June 30, 2010 was 83, compared to 90 for the year ended June 30, 2011. We believe this upward trend in DCSI was principally caused by our decision to run the production schedule to meet the sales forecast.  We increased our inventory in order to meet our sales forecast.  However, our sales did not reach forecasted levels.

Accounts receivable levels and quality:
Similarly, we manage accounts receivable levels to minimize investment in working capital. We escalate our collection efforts when invoices are fifteen days past the due date.  Weekly we also review all receivables that are sixty days past terms. These past due accounts are contacted and all future shipments to them are placed on hold. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30-45 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows our DSO for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2011	6/30/2011	60
Q3-2011	3/31/2011	60
Q2-2011	12/31/2010	60
Q1-2011	9/30/2010	71
Fiscal 2011 average		63
Q4-2010	6/30/2010	71
Q3-2010	3/31/2010	68
Q2-2010	12/31/2009	60
Q1-2010	9/30/2009	57
Fiscal 2010 average		64

Our days sales outstanding for the year ended June 30, 2011 was 63 compared to 64 at June 30, 2010. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible. We strive to have DSO no higher than 55.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives.  The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options.  The interest rate used is the United States Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $449,000 at June 30, 2011.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in Note 16 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value of the Debentures as of June 30, 2011 was calculated to be approximately $1.1 million.

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

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 14 to the accompanying consolidated financial statements.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Reclassifications of certain items have been reclassified in the fiscal 2010 financial statements to conform to the fiscal 2011 presentation.

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 8.    Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2011, LightPath carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of LightPath’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2011, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

LightPath’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2011 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in LightPath’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, LightPath’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Each of our directors and officers serves until his or her successor is elected and qualified.  The names and ages of our directors and officers, the years they became directors or officers, their principal occupations or employment for at least the past five years and certain of their other directorships is set forth below. The Class I directors’ term expires at the annual meeting of stockholders proposed to be held in 2014.  The Class II directors’ term expires at the annual meeting of stockholders proposed to be held in 2013.  The Class III directors’ term expires at the annual meeting of stockholders proposed to be held in 2012.

Class I Directors

Robert Ripp, 70 Director (Chairman of the Board)
Mr. Ripp has served as a director of the Company since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as the Company’s Interim President and Chief Executive Officer.  Mr. Ripp held various executive positions at AMP Incorporated (“AMP”) from 1994 to 1999, including serving as Chairman and Chief Executive Officer of AMP from August 1998 until April 1999, when AMP was sold to TYCO International Ltd.  Mr. Ripp previously spent 29 years with IBM of Armonk, New York.  He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer. He retired from IBM in 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University.  Mr. Ripp is currently on the board of directors of Ace, Ltd., and PPG Industries, both of which are listed on the New York Stock Exchange.  Mr. Ripp also serves on the Company’s Compensation and Finance Committees. Mr. Ripp has dedicated over ten years of service to the Company. His extensive executive management experience, in addition to his financial expertise gained from various executive positions, qualify him for service as a director of our Company.

J. James Gaynor, 60 President & Chief Executive Officer, Director
Mr. Gaynor was appointed as President, Chief Executive Officer and as a director on February 1, 2008 and prior to that served as Interim Chief Executive Officer from September 18, 2007. Mr. Gaynor previously served as the Company’s Corporate Vice President of Operations since July 2006. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining the Company, from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that, he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, and cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in the manufacturing industries since 1976. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry. Mr. Gaynor understands the engineering aspects of our business, due to his engineering background, and has the management experience necessary to lead our Company and serve as a director.

Class II Directors

Louis Leeburg, 58 Director
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

Gary Silverman, 72 Director
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

Class III Directors
Sohail Khan, 57 Director
Mr. Khan has served as a director of the Company since February 2005. He was the President and Chief Executive Officer of SiGe Semiconductor (“SiGe”), a leader in silicon based RF front end solutions which was acquired by Skyworks in June 2011. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 1996 to 2006 he held various executive positions with Agere Systems/Lucent Technologies ending as Executive Vice President and Chief Strategy & Development Officer of Agere Systems. Mr. Khan has also held various management positions at NEC Electronics, Intel and the National Engineering Services of Pakistan. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management positions at various manufacturing companies, as well as his background in engineering qualifies him for service as a director of our Company. Mr. Khan serves on the board of directors for Gainspan Corporation

Dr. Steven Brueck, 67 Director
Dr. Brueck has served as a director of the Company since July 2001. He is the Director of the Center for High Technology Materials (CHTM) and Professor of Electrical and Computer Engineering and Professor of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of the OSA, the IEEE and the AAAS. Dr. Brueck serves on the Company’s Audit Committee. Dr. Brueck’s background in engineering and his significant experience in research and material systems qualify him for service as a director of our Company.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 55 Chief Financial Officer, Secretary and Treasurer
Ms. Cipolla has been the Company’s Chief Financial Officer, Secretary and Treasurer since February 2006. Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc., (“LaserSight”) from March 2004 to February 2006. Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant in Massachusetts.

Dr. Brian Soller, 38 Vice President, Business Development and Sales
Dr. Soller started serving as the Company’s Vice President of Business Development and Sales in September 2010. Previously, Dr. Soller was Corporate Vice President of Strategic Business Development at Luna Innovations Incorporated (“Luna”) from June 2009 to August 2010, where he focused on corporate growth via strategic alliances, marketing and sales and channel strategy. Dr. Soller also held the following positions at Luna: Division President of the Products Division from January 2008 to May 2009, Vice President & General Manager of the Luna Technologies Division from November 2006 to December 2007, and Business Unit Director of the Products Division from October 2005 to November 2006.  From December 2001 to September 2005, he was a Senior Optical Engineer at Luna. Dr. Soller is a Goldwater scholar who received his Bachelor of Science degree in mathematics and physics from the University of Wisconsin-LaCrosse. He conducted his doctoral studies as a National Defense Science and Engineering Graduate fellow in optical science at the University of Rochester in New York. He has authored numerous publications and has several patents pending.

Alan Symmons, 40 Vice President of Engineering
Mr. Symmons has been the Company’s Director of Engineering since October 2006. In September 2010, he was promoted to Corporate Vice President of Engineering. Prior to joining LightPath, Mr. Symmons was Engineering Manager for Aurora Optical, a subsidiary of Multi-Fineline Electronix, (“MFLEX”), dedicated to the manufacture of cell phone camera modules. From 2000 to 2006, Mr. Symmons worked for Applied Image Group – Optics, (“AIG/O”), a recognized leader in precision injection molded plastic optical components and assemblies, working up to Engineering Manager. AIG/O was purchased by MFLEX in 2006. Prior to 2000, Mr. Symmons held engineering positions at Ryobi N.A., SatCon Technologies and General Dynamics. Mr. Symmons has a Bachelor of Science degree in Mechanical Engineering from Rensselaer Polytechnic Institute and a Masters of Business Administration degree from the Eller School of Management at the University of Arizona.

Other Significant Employees

Michael Lancaster, 47 Director of Operations Interim General Manager, Shanghai Operations
Mr. Lancaster has been the Company’s Director of Operations since November 2006. He was appointed interim General Manager of our Shanghai facility in March 2011. Mr. Lancaster was the Materials Manager for Bolton Medical from August 2005 to November 2006. Prior to joining Bolton Medical he held the position of Logistics/Materials Manager for Hydro Aluminum from March 2000 to May 2005. Mr. Lancaster was also Materials Manager at Yuasa, Inc. from October 1998 to April 2005. He obtained a Masters of Business Administration degree and a Bachelor of Arts degree in Industrial Relations from Western Illinois University.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, Louis Leeburg (Chairman) and Gary Silverman, met five times during fiscal 2011, which meetings included discussions with management and with the Company’s independent auditors to discuss the interim and annual financial statements and the annual report of the Company, and the effectiveness of the Company’s financial and accounting functions and organization.  The Audit Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.lightpath.com.  The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of the Company’s independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s).  The Board of Directors has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC, the National Association of Securities Dealers (NASD) and the NASDAQ Capital Market.  The Board of Directors has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by SEC rules.  Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.    Executive Compensation.

Summary Compensation Table for Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (ii) the three other most highly compensated executive officers of the Company serving as an executive officer at the end of fiscal 2011 for services rendered in executive officer capacities to the Company during fiscal 2011 and fiscal 2010. The Company did not have any individuals for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the individual was not serving as an executive officer of the Company as of the end of fiscal 2011.

			Option	All Other Compensation	Total
Name and Position	Fiscal	Salary	Awards	Compensation	($)
	Year	($)	($)**	($) *
(a)	(b)	(c)	(f)	(i)	(j)
J. James Gaynor	2011	199,039	44,632	—	243,671
President & Chief Executive Officer	2010	196,442	60,984	—	257,426
Dorothy M. Cipolla	2011	144,692	15,170	—	159,862
Chief Financial officer, Treasurer & Secretary	2010	138,173	32,585	—	170,758
Alan Symmons	2011	118,103	8,763	—	126,866
Corporate Vice President,	2010	101,115	12,618	—	113,733
Vice President Engineering
Brian Soller	2011	107,327	7,088	—	114,415
Corporate Vice President,	2010	—	—	—	-
Vice President Business Development & Sales (1)

Notes:
* Other Compensation, as defined by SEC rules does not include the amounts that qualify under the applicable de minimis rule for all periods presented. The de minimis rule does not require reporting of perquisites and other compensation that totals less than $10,000 in the aggregate. The nature of these compensatory items include the Company’s matching of elective employee 401(k) deferrals and the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

** For valuation assumptions on restricted stock and stock option awards refer to note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2011. The disclosed amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2011 in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2011.

(1) Mr. Soller started as Vice President Business Development and Sales on September 13, 2010.

Narrative Discussion of Summary Compensation Table of Executive Officers

The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our executive officers.

J. James Gaynor

Cash Compensation (Base Salaries and Bonuses). Mr. Gaynor was awarded total cash compensation for his services to the Company in fiscal 2011 in the amount of $199,039. This represents his annual base salary for fiscal 2011.  The base salary paid to Mr. Gaynor for fiscal 2011 constituted approximately 82% of the total compensation paid to Mr. Gaynor as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.  The Compensation Committee did not award Mr. Gaynor any compensation on account of fiscal 2010 or 2011 goals. On July 24, 2006, Mr. Gaynor was granted an option to purchase 15,000 shares which vested on July 24, 2008. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2010 as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payment. On October 27, 2006, Mr. Gaynor was granted an option to purchase 20,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on October 27, 2010.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $22,910 in fiscal 2010 and $5,043 in fiscal 2011 under ASC Topic 718, Share-Based Payment. On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $10,684 in fiscal 2010, and $6,766 in fiscal 2011 and we expect to recognize $2,066 in fiscal 2012 under ASC Topic 718, Share-Based Payment. On January 31, 2008, Mr. Gaynor was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on January 31, 2012.  Based on the vesting schedule of the options, we recognized $14,625 of compensation expenses for fiscal 2010 and $9,214 for fiscal 2011. We expect to recognize compensation expense of approximately $4,241 in fiscal 2012 under ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Gaynor was granted an option to purchase 50,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014.  Based on the vesting schedule of the options, we recognized $12,766 of compensation expenses for fiscal 2010 and $18,018 for fiscal 2011. We expect to recognize compensation expense of approximately $17,762 in fiscal 2012 and $10,363 in fiscal 2013 under ASC Topic 718, Share-Based Payment. On November 3, 2010, Mr. Gaynor was granted an option to purchase 25,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 3, 2014.  Based on the vesting schedule of the options, we recognized $5,591 of compensation expenses for fiscal 2011. We expect to recognize compensation expense of approximately $8,388 in each of fiscal 2012, fiscal 2013 and fiscal 2014 and $2,797 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

All Other Compensation. Mr. Gaynor is eligible to participate in COBRA health insurance and in any other benefits generally available to our executive officers. He received other compensation for insurance payments for health insurance, dental insurance, life insurance, short term disability and long term disability premiums.

 Change of Control Agreement. Mr. Gaynor is eligible to receive twenty-four months compensation in the event of a change of control. For additional details, please see the section titled “Potential Payments Upon Termination or Change-of-Control”.

Dorothy Cipolla

Cash Compensation (Base Salaries and Bonuses). Ms. Cipolla was awarded total cash compensation for her services to the Company in fiscal 2011 in the amount of $144,692. This represents her annual base salary for fiscal 2011. The base salary paid to Ms. Cipolla for fiscal 2011 constituted approximately 91% of the total compensation paid to Ms. Cipolla as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards. On October 27, 2006, Ms. Cipolla was granted an option to purchase 20,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on October 27, 2010. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $22,910 in fiscal 2010 and $5,043 in fiscal 2011 under ASC Topic 718, Share-Based Payment. On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 6, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of $7,123 in fiscal 2010 and $4,511 in fiscal 2011 and expects to recognize compensation expense of approximately $1,375 in fiscal 2012 under ASC Topic 718, Share-Based Payment. On February 4, 2010, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $2,553 in fiscal 2010 and $3,604 in fiscal 2011 and expects to recognize compensation expense of approximately $3,553 in each of fiscal 2012 and fiscal 2013 and $2,072 in fiscal 2014 under ASC Topic 718, Share-Based Payment. On November 3, 2010, Ms. Cipolla was granted an option to purchase 9,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 3, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $2,013 in fiscal 2011 and expects to recognize compensation expense of approximately $3,020 in each of fiscal 2012, fiscal 2013 and fiscal 2014 and $1,007 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

All Other Compensation. Ms. Cipolla is eligible to participate in COBRA health insurance or in any other benefits generally available to the Company’s executive officers. She received other compensation for insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Ms. Cipolla is eligible to receive three months compensation in the event of a change of control.  For additional details, please see the section titled “Potential Payments Upon Termination or Change-of-Control”.

Alan Symmons

Cash Compensation (Base Salaries and Bonuses). Mr. Symmons was awarded total cash compensation for his services to the Company in fiscal 2011 in the amount of $118,103. This represents his annual base salary for fiscal 2011. The base salary paid to Mr. Symmons for fiscal 2011 constituted approximately 93% of the total compensation paid to Mr. Symmons as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On October 18, 2006, Mr. Symmons was granted a stock option for 5,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on October 18, 2010. Based on the vesting schedule of the shares, the Company recognized compensation expense of $6,246 in fiscal 2010 and recognized $1,189 in fiscal 2011 under ASC Topic 718, Share-Based Payment. On December 3, 2007, Mr. Symmons was granted an option to purchase 5,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on December 3, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $3,809 in fiscal 2010 and $2,406 in fiscal 2011 and expects to recognize $919 in fiscal 2012 under ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Symmons was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $2,553 in fiscal 2010 and $3,604 in fiscal 2011 and expects to recognize compensation expense of approximately $3,553 in fiscal 2012 and fiscal 2013 and $2,072 in fiscal 2014 under ASC Topic 718, Share-Based Payment. On November 3, 2010, Mr. Symmons was granted an option to purchase 7,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 3, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $1,565 in fiscal 2011 and expects to recognize compensation expense of approximately $2,349 in each of fiscal 2012, fiscal 2013 and fiscal 2014 and $784 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

All Other Compensation. Mr. Symmons is eligible to participate in COBRA health insurance or in any other benefits generally available to the Company’s executive officers. He received other compensation for insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Mr. Symmons is eligible to receive three months compensation in the event of a change of control.  For additional details, please see the section titled “Potential Payments Upon Termination or Change-of-Control”.

Brian Soller

Cash Compensation (Base Salaries and Bonuses). Mr. Soller was awarded total cash compensation for his services to the Company in fiscal 2011 in the amount of $107,327. This represents his annual base salary for fiscal 2011. The base salary paid to Mr. Soller for fiscal 2011 constituted approximately 94% of the total compensation paid to Mr. Soller as set forth in the “Total” column in the Summary Compensation Table.  Mr. Soller started employment with the Company on September 13, 2010.

 Long-Term Equity Incentive Awards. On September 13, 2010, Mr. Soller was granted an option to purchase 20,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on September 13, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $7,088 in fiscal 2011 and expects to recognize compensation expense of approximately $8,507 in each of fiscal 2012, fiscal 2013 and fiscal 2014 and $1,419 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

All Other Compensation. Mr. Soller is eligible to participate in COBRA health insurance or in any other benefits generally available to the Company’s executive officers. He received other compensation for insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement. Mr. Soller is eligible to receive three months compensation in the event of a change of control.  For additional details, please see below.

Potential Payments Upon Termination or Change-of-Control

The following table provides change of control payments due to the executive officers named in the Summary Compensation Table. These payments would be due to the executive officers in the event of a change of control.

Amount of Payment Upon
Executive Officer	A Change of Control (1)
J. James Gaynor (2)	$ 450,000
Dorothy Cipolla (3)	$ 41,250
Brian Soller (3)	$ 36,250
Alan Symmons (3)	$ 35,000

(1)  A change of control is defined as any of the following transactions occurring:

•	the dissolution or liquidation of the Company,

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

(3) Payments made pursuant to a change of control to Ms. Cipolla, Mr. Symmons or Mr. Soller would occur according to our normal payroll schedule and would only be paid out in the event they were no longer employed by the Company.

Outstanding Equity Awards at Fiscal Year-End

(a)	(b)	(c)	(e)		(f)
Name	Number of	Number of	Option	Vesting	Option
	Securities	Securities	Exercise	Schedule	Expiration
	Underlying	Underlying	Price ($)		Date
	Unexercised	Unexercised
	Options (#)	Options (#)
	Exercisable	Unexercisable

J. James Gaynor	15,000	—	$ 3.47	2 year cliff	7/24/2016
	20,000	—	$ 4.80	25%/yr for 4 yrs	10/27/2016
	11,250	3,750	$ 3.05	25%/yr for 4 yrs	11/6/2017
	22,500	7,500	$ 2.10	25%/yr for 4 yrs	1/31/2018
	12,500	37,500	$ 2.66	25%/yr for 4 yrs	2/4/2020
	—	25,000	$ 2.69	25%/yr for 4 yrs	11/3/2020
Dorothy Cipolla	15,000	—	$ 4.53	2 year cliff	2/28/2016
	20,000	—	$ 4.80	25%/yr for 4 yrs	10/27/2016
	7,500	2,500	$ 3.05	25%/yr for 4 yrs	11/6/2017
	2,500	7,500	$ 2.66	25%/yr for 4 yrs	2/4/2020
	—	9,000	$ 2.69	25%/yr for 4 yrs	11/3/2020
Brain Soller	—	20,000	$ 3.40	25%/yr for 4 yrs	8/13/2020
Alan Symmons	5,000	—	$ 5.24	4 year cliff	10/18/2016
	3,750	1,250	$ 3.27	25%/yr for 4 yrs	12/3/2017
	2,500	7,500	$ 2.66	25%/yr for 4 yrs	2/4/2020
	—	7,000	$ 2.69	25%/yr for 4 yrs	11/3/2020

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

	Base Amount	10% Reduction
Chairman of the Board	$ 15,000	$13,500
Audit Committee Chairman	$ 2,000	$1,800
Compensation Committee Chairman	$ 1,000	$900
Finance Committee Chairman	$ 1,000	$900

The Directors earned the amounts above for fiscal 2011 that were adjusted for a 10% reduction. The 10% reduction was put in place when the Orlando staff received a 10% pay reduction in fiscal 2009. The board fees will revert to base amounts when the Orlando pay reduction is eliminated. Directors who are employees of the Company receive no compensation for their service as directors.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2011.

Name (1)	Fees Earned or	Stock	Total
	Paid in Cash	Awards	($)
	($)(2)	($)(3)(4)
(a)	(b)	(c)	(h)
Robert Ripp	$ 75,600	$ 29,077	$ 104,677
Sohail Khan	$ 21,600	$ 29,077	$ 50,677
Steve Brueck	$ 21,600	$ 29,077	$ 50,677
Louis Leeburg	$ 28,800	$ 29,077	$ 57,877
Gary Silverman	$ 25,200	$ 29,077	$ 54,277

(1)
J. James Gaynor, the Company’s President and Chief Executive Officer during fiscal 2011, is not included in this table as he was an employee of the Company and thus received no compensation for his services as Director. The compensation received by Mr. Gaynor as an employee of the Company is shown in the Summary Compensation Table on page 29.

(2)	Does not include earned but unpaid board fees at year end as follows: Mr. Ripp - $18,900, Mr. Leeburg - $7,200, Mr. Silverman - $6,300, Mr. Brueck - $5,400 and Mr. Khan - $5,400.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2011 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to 2011.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2011 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to 2011.

Narrative Disclosure of Summary Compensation Table of Directors

Robert Ripp

Cash Compensation (Base Fees and Position Fees). Mr. Ripp earned total cash compensation for his services to the Company in fiscal 2011 in the amount of $75,600. This represents his retainer and chairman fees for fiscal 2011. Fees paid were $75,600 with $18,900 due in accounts payable at year end. The base fees to Mr. Ripp for fiscal 2011 constituted approximately 72% of the total fees paid to Mr. Ripp as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Ripp was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On February 1, 2008, Mr. Ripp was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 1, 2012. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $51,900 prior to fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 10, 2005, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $117 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On October 27, 2006, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $118 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 6, 2007, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,123 in fiscal 2010 and $7,114 in fiscal 2011 and expects to recognize $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On October 30, 2008, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,060 in fiscal 2010 and $3,050 in fiscal 2011 and expects to recognize $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and $9,950 in fiscal 2011 and expects to recognize $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment. On November 3, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and expects to recognize $13,450 in fiscal 2012 and fiscal 2013 and $4,487 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

Sohail Khan

Cash Compensation (Base Fees and Position Fees). Mr. Khan earned total cash compensation for his services to the Company in fiscal 2011 in the amount of $21,600. This represents his retainer for fiscal 2011. Fees paid were $21,600 with $5,400 due in accounts payable at year end. The base fees to Mr. Khan for fiscal 2011 constituted approximately 43% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Khan was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 10, 2005, Mr. Khan was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $$117 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On October 27, 2006, Mr. Khan was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $118 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 6, 2007, Mr. Khan was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,123 in fiscal 2010 and $7,114 in fiscal 2011 and expects to recognize $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On October 30, 2008, Mr. Khan was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,060 in fiscal 2010 and $3,050 in fiscal 2011 and expects to recognize $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and $9,950 in fiscal 2011 and expects to recognize $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.  On November 3, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and expects to recognize $13,450 in fiscal 2012 and fiscal 2013 and $4,487 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

Steven Brueck

Cash Compensation (Base Fees and Position Fees). Mr. Brueck earned total cash compensation for his services to the Company in fiscal 2010 in the amount of $21,600. This represents his retainer for fiscal 2011. Fees paid were $21,600 with $5,400 due in accounts payable at year end. The base fees to Mr. Brueck for fiscal 2011 constituted approximately 43% of the total fees paid to Mr. Brueck as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Brueck was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 10, 2005, Mr. Brueck was granted restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $117 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On October 27, 2006, Mr. Brueck was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $118 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 6, 2007, Mr. Brueck was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,123 in fiscal 2010 and $7,114 in fiscal 2011 and expects to recognize $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On October 30, 2008, Mr. Brueck was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,060 in fiscal 2010 and $3,050 in fiscal 2011 and expects to recognize $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and $9,950 in fiscal 2011 and expects to recognize $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment. On November 3, 2010, Mr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and expects to recognize $13,450 in fiscal 2012 and fiscal 2013 and $4,487 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

Louis Leeburg

Cash Compensation (Base Fees and Position Fees). Mr. Leeburg earned total cash compensation for his services to the Company in fiscal 2011 in the amount of $28,800. This represents his retainer and fee for audit committee chair for fiscal 2011. Fees paid were $28,800 with $7,200 due in accounts payable at year end. The base fees to Mr. Leeburg for fiscal 2011 constituted approximately 50% of the total fees paid to Mr. Leeburg as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $117 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On October 27, 2006, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $118 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 6, 2007, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,123 in fiscal 2010 and $7,114 in fiscal 2011 and expects to recognize $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On October 30, 2008, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,060 in fiscal 2010 and $3,050 in fiscal 2011 and expects to recognize $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and $9,950 in fiscal 2011 and expects to recognize $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment. On November 3, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and expects to recognize $13,450 in fiscal 2012 and fiscal 2013 and $4,487 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

Gary Silverman

Cash Compensation (Base Fees and Position Fees). Mr. Silverman earned total cash compensation for his services to the Company in fiscal 2011 in the amount of $25,200. This represents his retainer and fee for compensation committee chair for fiscal 2011. Fees paid were $25,200 with $6,300 due in accounts payable at year end. The base fees to Mr. Silverman for fiscal 2011 constituted approximately 46% of the total fees paid to Mr. Silverman as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards. On November 10, 2005, Mr. Silverman was granted a stock option for 6,100 shares which vested one-third each on the first, second and third anniversary of the grant date. Based on the vesting schedule of the shares, the Company recognized compensation expense prior to fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 10, 2005, Mr. Silverman was granted restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on November 10, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $117 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On October 27, 2006, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 27, 2009. Based on the vesting schedule of the stock, the Company recognized compensation expense of $118 in fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment. On November 6, 2007, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vests on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,123 in fiscal 2010 and $7,114 in fiscal 2011 and expects to recognize $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On October 30, 2008, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,060 in fiscal 2010 and $3,050 in fiscal 2011 and expects to recognize $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment. On February 4, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,155 in fiscal 2010 and $9,950 in fiscal 2011 and expects to recognize $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment. On November 3, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and expects to recognize $13,450 in fiscal 2012 and fiscal 2013 and $4,487 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Company’s Amended and Restated Omnibus Incentive Plan, including stock options, restricted stock awards or units. In fiscal year 2011, the following directors received grants under the Company’s Amended and Restated Omnibus Incentive Plan:

Restricted Stock Units
Name of Director	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steve Brueck	15,000	11/3/2010	$2.69
Sohail Khan	15,000	11/3/2010	$2.69
Louis Leeburg	15,000	11/3/2010	$2.69
Robert Ripp	15,000	11/3/2010	$2.69
Gary Silverman	15,000	11/3/2010	$2.69
	75,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2011, the end of the Company’s most recent fiscal year, information regarding (i) all compensation plans previously approved by the stockholders and (ii) all compensation plans not previously approved by the stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,715,625	$2.53	335,239

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 6, 2011, the number and percentage of outstanding shares of the Company's Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the officers named in the Summary Compensation Table below, (iii) directors and executive officers of the Company as a group at such date, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Class A common stock of the Company at such date.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 6, 2011, through the exercise of any stock option or other right to purchase, such as a warrant.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.  The table that follows is based upon information supplied in a questionnaire completed by each executive officer, director and principal stockholder.

	Securities
	Common Stock Class A
Name and Address (1)	Restricted	Unrestricted	Warrants	Debentures	Options	Amount of Shares of Class A Common Stock Beneficially Owned	Percent Owned (%)
Robert Ripp, Director (2)(3)	86,700	274,860	212,750	121,753	36,100	732,163	4%
Gary Silverman, Director (4)	86,700	19,764	11,275	12,175	21,100	151,014	1%
Louis Leeburg, Director (5)	86,700	21,430	11,730	12,175	6,100	138,135	1%
Sohail Khan, Director (6)	87,900	—	—	—	6,100	94,000	1%
Dr. Steve Brueck, Director (7)	86,700	12,451	11,275	12,175	6,100	128,701	1%
J. James Gaynor, President & CEO (8)	—	12,975	11,503	12,175	155,000	191,653	1%
Dorothy Cipolla, CFO, Secretary & Treasurer	—	—	—	—	64,000	64,000	*
Brian Soller, Vice President of Business Development and Sales	—	—	—	—	20,000	20,000	*
Alan Symmons, Vice President of Engineering	—	—	—	—	27,000	27,000	*

	434,700	341,480	258,533	170,453	341,500	1,546,666	8%

Berg & Berg Enterprises, LLC (9)	—	1,699,298	—	—	—	1,699,298	17%

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

(8) Includes 103,451 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire.  Specifically, Mr. Gaynor holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Gaynor also holds warrants which are currently exercisable for an aggregate of 11,504 shares of Class A common stock and options which are currently exercisable for an aggregate of 155,000 shares of Class A common stock.
(9)  Excludes 1,011,244 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC (“BBE”) may have the right to acquire in the future.  Specifically, BBE holds a debenture issued by the Company in the principal amount $750,000, which would be convertible into 487,013 shares of Class A common stock.  BBE also holds warrants which would be exercisable for an aggregate of 524,231 shares of Class A common stock.  However, neither BBE nor the Company is able to effect any conversion of the debenture or any exercise of the warrants to the extent that after giving effect to such issuance after conversion or exercise, as the case may be, BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon conversion or exercise of the debenture or warrants.  Given that BBE currently holds in excess of 4.99% of the issued and outstanding share of Class A common stock, the debenture cannot be converted and the warrants cannot be exercised.

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

Item 14.    Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Cross, Fernandez & Riley, LLP (“CFR”) for the audit of the Company’s annual financial statements during the years ended June 30, 2011 and 2010, and fees billed for other services rendered by CFR:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	120,750	124,677
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	_--
Total All Fees	$120,750	$124,677

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

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

  (1)   Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2011 and 2010

Consolidated Statements of Operations—For the years ended June 30, 2011 and 2010

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows—For the years ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

(b)   The following exhibits are filed herewith as a part of this report.

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11
10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debenture, dated as of March 30, 2011	17

14.1	Code of Ethics	18

21.1	Subsidiaries of the Registrant	*

24	Power of Attorney	*

23.1	Consent of Independent Registered Public Accounting Firm	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

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

18.  This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2010, and is incorporated herein by reference thereto.

Filed herewith.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida
September 7, 2011

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$928,900	$1,464,351
Trade accounts receivable, net of allowance of $7,245 and $22,930	1,833,044	1,804,063
Inventories, net	1,622,637	1,137,678
Other receivables	30,943	—
Prepaid interest expense	7,250	167,635
Prepaid expenses and other assets	189,630	223,908
Total current assets	4,612,404	4,797,635
Property and equipment, net	2,373,022	2,344,692
Intangible assets, net	101,133	134,001
Debt costs, net	7,180	151,530
Other assets	27,737	27,737
Total assets	$7,121,476	$7,455,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$928,790	$511,523
Accrued liabilities	123,705	179,370
Accrued payroll and benefits	481,318	396,863
Total current liabilities	1,533,813	1,087,756

Deferred rent	464,262	569,286
8% convertible debentures to related parties, net of debt discount	1,012,500	816,397
8% convertible debentures, net of debt discount	75,000	737,468
Total liabilities	3,085,575	3,210,907

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,713,099 and 8,971,638
shares issued and outstanding, respectively	97,131	89,716
Additional paid-in capital	207,636,440	206,277,806
Foreign currency translation adjustment	50,593	23,466
Accumulated deficit	(203,748,263)	(202,146,300)
Total stockholders’ equity	4,035,901	4,244,688
Total liabilities and stockholders’ equity	$7,121,476	$7,455,595

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Year ended
	2011	2010
Product sales, net	$10,000,602	$9,250,621
Cost of sales	6,078,829	4,935,755
Gross margin	3,921,773	4,314,866
Operating expenses:
Selling, general and administrative	3,771,643	3,259,551
New product development	995,087	869,440
Amortization of intangibles	32,868	32,868
Gain on disposal of equipment	(20,480)	(9,138)
Total costs and expenses	4,779,118	4,152,721
Operating income (loss)	(857,345)	162,145
Other income (expense)
Interest expense	(170,585)	(210,002)
Interest expense - debt discount	(316,693)	(370,385)
Interest expense - debt costs	(118,977)	(147,550)
Loss on extinguishment of debt	(131,784)	—
Investment and other income	(6,579)	4,833
Net loss	$(1,601,963)	$(560,959)
Loss per share (basic and diluted)	$(0.17)	$(0.07)
Number of shares used in per share calculation	9,533,558	8,139,852

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year ended June 30, 2011 and 2010

				Foreign
	Class A		Additional	Currency		Total
	Common Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2009	6,696,992	$66,970	$203,151,364	$58,233	$(201,585,341)	$1,691,226
Issuance of common stock for:
Employee Stock Purchase Plan	8,910	89	6,768	—	—	6,857
Vested restricted stock units	20,000	200	(200)	—	—	—
Exercise of employee stock options	7,993	80	8,313	—	—	8,393
Conversion of debentures	170,455	1,705	260,795	—	—	262,500
Cashless exercise of warrants	63,622	636	(636)	—	—	—
Exercise of warrants	101,209	1,012	138,322	—	—	139,334
Settlement of litigation	26,455	265	49,735	—	—	50,000
Consulting services	69,445	694	149,306	—	—	150,000
Stock based compensation on stock
options and restricted stock units	—	—	160,416	—	—	160,416
Sale of common stock and warrants, net	1,806,557	18,065	2,353,623	—	—	2,371,688
Foreign currency translation adjustment	—	—	—	(34,767)	—	(34,767)
Net loss	—	—	—	—	(560,959)	(560,959)
Comprehensive loss						(595,726)

Balance at June 30, 2010	8,971,638	$89,716	$206,277,806	$23,466	$(202,146,300)	$4,244,688

Issuance of common stock for:
Employee Stock Purchase Plan	7,854	78	12,059	—	—	12,137
Exercise of employee stock options	7,270	73	7,560	—	—	7,633
Conversion of debentures, net of costs	540,592	5,406	820,346	—	—	825,752
Cashless exercise of warrants	56,695	567	(567)	—	—	—
Exercise of warrants	129,050	1,291	230,368	—	—	231,659
Stock based compensation on stock
options and restricted stock units	—	—	246,149	—	—	246,149
Premium from debt exchange	—	—	42,719	—	—	42,719
Net loss	—	—	—	—	(1,601,963)	(1,601,963)
Foreign currency translation adjustment	—	—	—	27,127	—	27,127
Comprehensive loss						(1,574,836)

Balance at June 30, 2011	9,713,099	$97,131	$207,636,440	$50,593	$(203,748,263)	$4,035,901

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,601,963)	$(560,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	912,929	700,475
Interest from amortization of debt discount	316,693	370,385
Interest from amortization of debt costs	118,977	147,550
Common stock issued for legal settlement	—	50,000
Gain on sale of property and equipment	(20,480)	(9,138)
Stock based compensation	246,149	160,416
Change in provision for doubtful accounts receivable	(15,685)	(3,201)
Deferred rent	(105,024)	(74,770)
Loss on extinguishment of debt	131,784	—
Common stock issued for payment of consulting services	—	150,000
Changes in operating assets and liabilities:
Trade accounts receivables	(13,296)	(827,228)
Other receivables	(30,943)	183,413
Inventories	(484,959)	(154,400)
Prepaid expenses and other assets	194,663	199,522
Accounts payable and accrued liabilities	446,057	(802,770)
Net cash provided by (used in) operating activities	94,902	(470,705)
Cash flows from investing activities
Purchase of property and equipment	(908,391)	(987,728)
Proceeds from sale of equipment	20,480	9,138
Net cash used in investing activities	(887,911)	(978,590)
Cash flows from financing activities
Proceeds from exercise of stock options	7,634	8,393
Proceeds from sale of common stock, net of costs	—	2,371,688
Proceeds from sale of common stock from employee stock purchase plan	12,137	6,857
Costs associated with conversion of debentures	(6,749)	—
Repayments of debentures	(14,250)	—
Exercise of warrants	231,659	139,334
Payments on capital lease obligation	—	(5,050)
Payments on note payable	—	(152,758)
Net cash provided by financing activities	230,431	2,368,464
Effect of exchange rate on cash and cash equivalents	27,127	(34,767)
Increase (decrease) in cash and cash equivalents	(535,451)	884,402
Cash and cash equivalents, beginning of period	1,464,351	579,949
Cash and cash equivalents, end of period	$928,900	$1,464,351
Supplemental disclosure of cash flow information:
Interest paid in cash	$2,236	$3,477
Income taxes paid	4,429	5,940
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	$832,500	$262,500
Premium from debt exchange	42,719	—
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
During fiscal year 1996, the Company completed an initial public offering (“IPO”) and subsequently has had nine private placements of securities to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators. Additionally, during fiscal year 2000 warrants issued at the IPO and private placement warrants were exercised for approximately $65.5 million. In fiscal 2009 the Company raised $2.9 million through the sale of convertible debentures. In fiscal 2010, the Company raised approximately $2.4 million from the sale of common stock and warrants.

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

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2011 the Company has an accumulated deficit of approximately $204 million. Cash flows from operations was approximately $95,000, ($471,000) and ($1.5) million during fiscal 2011, 2010 and 2009, respectively. The variances in the cash provided by (used in) operations are partly as a result of certain cost reduction efforts which included a reduction in labor, material costs and discretionary expense spending. In addition, starting in fiscal 2009 we redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques, all of which have improved our product yields. Management believes these factors will contribute towards achieving profitability, assuming we meet our sales targets.

  Management has developed an operating plan for fiscal 2012 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $929,000 at June 30, 2011. As discussed in Note 17, during fiscal 2010, the Company raised approximately $2.4 million from the sale of common stock and warrants.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

The fiscal 2012 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low cost high volume products, such as laser tools, for the imaging markets in Asia. We have been targeting these markets since fiscal 2009. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

Consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Geltech and LightPath Optical Instrumentation (Shanghai) Co., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options and restricted stock units granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives.  The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options.  The interest rate used is the United States Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Management makes estimates and assumptions during the preparation of the Company’s consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Financial instruments. The Company accounts for financial instruments in accordance with FASB Accounting Standards Codification (“ASC”)  820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of approximately $449,000 and $1,134,243 at June 30, 2011 and 2010, respectively .  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in Note 16 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2).

The Company does not have other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

Derivative financial instruments. The Company accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

Beneficial conversion and warrant valuation. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants, based on their allocated fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense over the term of the convertible debt, using the effective interest method.

Comprehensive income (loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustment. For more information see Note 14 to the accompanying consolidated financial statements.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Reclassifications of certain items have been reclassified in the fiscal 2010 financial statements to conform to the fiscal 2011 presentation.

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

3. Inventories – net

The components of inventories include the following:

	June 30, 2011	June 30, 2010

Raw materials	$806,024	$500,515
Work in process	604,788	423,104
Finished goods	318,076	291,098
Reserve for obsolescence	(106,251)	(77,039)
	$1,622,637	$1,137,678

During fiscal years 2011 and 2010 the Company evaluated all reserved items and disposed of $93,400 and $208,000, respectively, of parts and wrote them off against the reserve.

4.    Property and Equipment – net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Life (Years)	2011	2010

Manufacturing equipment	5 - 10	$3,226,898	$3,988,169
Computer equipment and software	3 - 5	257,451	308,252
Furniture and fixtures	5	86,299	170,045
Leasehold improvements	5 - 7	787,685	793,138
Construction in progress		227,654	355,109
Tooling	1 - 5	1,135,738	733,037
Total Property and Equipment		5,721,725	6,347,750

Less accumulated depreciation and amortization		3,348,703	4,003,058
Total property and equipment, net		$2,373,022	$2,344,692

During fiscal years 2011 and 2010, fully depreciated manufacturing equipment and computer equipment in the amount of $1,496,500 and $3,682,600, respectivley, was written off as abandoned assets.

5.    Intangible Assets – net

 Intangible assets consist of the following:

	June 30, 2011		June 30, 2010

Gross carrying amount	$621,302		$621,303
Accumulated amortization	(520,169)		(487,302)
Net carrying amount	$101,133	#	$134,001

Amortization expense related to intangible assets totaled approximately $33,000 during the fiscal years ended June 30, 2011 and 2010.

The amount of the June 30, 2011, net intangible asset value is expected to be fully amortized by the end of fiscal 2015, with annual amortization estimated as follows:

2012	2013	2014	2015	Total
32,868	32,868	32,868	2,529	101,133

6. Accounts Payable

The accounts payable balance includes $43,200 of related party transactions for board of directors’ fees for both June 30, 2011 and June 30, 2010.

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

In August 2009, the Company executed a Securities Purchase Agreement with thirty-three institutional and private investors with respect to a private placement of an aggregate of 1,298,827 shares of our Class A common stock, $0.01 par value (the “Common Stock”) at $1.26 per share and warrants to purchase 649,423 shares of our Common Stock at an exercise price of $1.73 per share (the “August 2009 Warrants”). The August 2009 Warrants are exercisable for a period of five years beginning on February 19, 2010. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the August 2009 Warrants) in the amount $1,636,500.  We used the funds to provide working capital for our operations. See note 17 to these Consolidated Financial Statements for more details on this transaction.

In April 2010, the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Common Stock at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “April 2010 Warrants”). The April 2010 Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the April 2010 Warrants) in the amount $1,117,000.  The Company used the funds to provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of Common Stock.  See note 17 to these Consolidated Financial Statements for more details on this transaction.

Warrants

Warrants shares outstanding at June 30, 2011 equal 2,656,492 and include:
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

•
warrants to purchase up to 238,750 shares of Class A common stock at $5.50 per share and warrants to purchase up to 71,250 shares of Class A common stock at $2.61 at any time through January 26, 2013 in connection with a private placement financing in fiscal 2008;

•
warrants to purchase up to 605,771 shares of Class A common stock at $1.68 per share and warrants to purchase up to 332,841 shares of Class A common stock at $1.89 at any time through August 1, 2013 in connection with the sale of convertible debentures in fiscal 2009;

•
warrants to purchase up to 332,102 shares of Class A common stock at $0.87 per share at any time through December 31, 2013 in connection with a conversion of 25% of the convertible debentures in fiscal 2009;

•	warrants to purchase up to 582,229 shares of Class A common stock at $1.73 per share at any time through February 19, 2015 in connection with a private placement financing in fiscal 2010; and
•	warrants to purchase up to 101,549 shares of Class A common stock at $2.48 per share at any time through October 8, 2015 in connection with a private placement financing in fiscal 2010.

 8.    Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid during the years ended June 30, 2011 and 2010. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2011	2010

Deferred tax assets:
Net operating loss and credit carryforwards	$36,370,000	$35,894,000
Capital loss and R&D credits	1,397,000	1,327,000
Research development expenses	708,000	653,000
Inventory	80,000	58,000
Accrued expenses and other	394,000	485,000
Gross deferred tax assets	38,949,000	38,417,000
Valuation allowance for deferred tax assets	(38,558,000)	(38,004,000)
Total deferred tax assets	391,000	413,000
Deferred tax liabilities:
Depreciation and other	(391,000)	(413,000)
Net deferred tax liability	$-	$-

The reconciliation of income tax attributable to operations computed at the United States federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $96 million prior to the expiration of net operating loss carry-forwards from 2012 through 2031.  Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $38,558,000 at June 30, 2011, a decrease of approximately $554,000 over June 30, 2010.

At June 30, 2011, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $96 million, which will expire from 2012 through 2031, if not utilized. The Company also has research and development credit carry forwards of approximately $1,397,000, which will expire beginning in 2012 through 2030, if not utilized. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9.    Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock awards have been granted to date.

These plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at June 30,	at June 30,
Equity Compensation Arrangement		2011	2011
Amended and Restated Omnibus Incentive Plan	1,715,625	934,933	335,299
Employee Stock Purchase Plan	200,000	-	133,193

	1,915,625	934,933	468,492

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $1,224 and $764 for fiscal 2011 and 2010, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and restricted stock units (“RSUs”) granted in the years ended June 30, 2011 and 2010, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year ended	Year ended
	June 30, 2011	June 30, 2010
Expected volatility	117%	131%
Weighted average expected volatility	117%	131%
Dividend yields	0%	0%
Risk-free interest rate	1.18% - 1.47%	1.34%
Expected term, in years	3 - 7	3-7

Most awards granted under the Company’s Plan vest ratably over two to four years and generally have three-year to ten-year contract lives.  The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 20% for 2011 and 44% for 2010.  The forfeiture rate for RSUs was 0% for both 2011 and 2010. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the treasury interest rate for constant maturities. The forfeiture rate for RSUs for directors is 0% because upon termination of service as a director, all outstanding RSUs immediately vest.

 Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2011 and 2010 is presented below:

				Restricted
		Stock Options		Stock Units
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2009	369,940	$8.10	7.6	304,700	0.9

Granted	100,000	2.66	9.6	75,000	2.6
Exercised	(7,993)	1.05	8.5	(20,000)	-
Cancelled	(24,306)	19.86	5.7	-	-

June 30, 2010	437,641	$6.33	7.3	359,700	0.7
	-

Granted	77,500	2.87	9.3	75,000	2.0
Exercised	(7,270)	1.05	7.5	-	-
Cancelled	(7,638)	192.20	-	-	-

June 30, 2011	500,233	$3.01	6.9	434,700	0.9
	-

Awards exercisable/
vested as of
June 30, 2011	317,733	$3.18	5.9	234,700	-

Awards unexercisable/
unvested as of
June 30, 2011	182,500	$2.71	8.6	200,000	0.9
	500,233			434,700

	Stock
	Options	RSU	All Awards
Weighted average fair value
of share awards granted for the year ended
June 30, 2011	$2.47	$2.69	$2.58

The total intrinsic value of share options exercised for years ended June 30, 2011 and 2010 was $11,174 and $4,156, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2011 and 2010 was $26,966 and $32,441 respectively.

The total fair value of shares options vested during the years ended June 30, 2011 and 2010 was $223,706 and $601,958, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2011 and 2010 was $0 and $31,400, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2011 and 2010 was $361,438 and $289,979, respectively.

The total fair value of RSUs vested during the years ended June 30, 2011 and 2010 was $65,000 and $578,240, respectively.

As of June 30, 2011 there was $445,383 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Omnibus Incentive Plan.  The cost expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Year ended June 30, 2012	$74,293	$132,672	$206,965
Year ended June 30, 2013	63,324	96,284	159,608
Year ended June 30, 2014	48,522	22,434	70,956
Year ended June 30, 2015	7,854	-	7,854
Year ended June 30, 2016	-	-	-
	$193,993	$251,390	$445,383

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

RSU awards vest immediately or from two to four years from the grant date.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2011 and changes during the year then ended:

Unexercisable/unvested awards	Stock			Weighted-Average
	Options	RSU	Total	Grant Date Fair Values
	Shares	Shares	Shares	(per share)
June 30, 2009	201,094	141,670	342,764	$2.24
Granted	100,000	75,000	175,000	2.26
Vested	(110,154)	(41,670)	(151,824)	6.39
Cancelled/Issued/Forfeited	(10,940)	-	(10,940)	5.42
June 30, 2010	180,000	175,000	355,000	$2.24
Granted	77,500	75,000	152,500	2.58
Vested	(75,000)	(50,000)	(125,000)	2.31
Cancelled/Issued/Forfeited	-	-	-	-
June 30, 2011	182,500	200,000	382,500	$2.53

Acceleration of Vesting— The Company has not accelerated the vesting of any stock options or RSUs.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2011 and 2010 included in the Consolidated Statement of Operations:

	Year Ended	Year Ended
	June 30,	June 30,
	2011	2010

Stock options	$100,765	$88,044

RSU	145,383	72,372

Total	$246,149	$160,416

The amounts above were included in:
General & administrative	$226,215	$130,759
Cost of sales	8,765	15,927
New Product Development	11,169	13,730
	$246,149	$160,416

 10.    Net Loss Per Share

Basic net loss per common share is computed based upon the weighted average number of common shares outstanding during each period presented. The computation of diluted net loss per common share does not differ from the basic computation because potentially issuable securities would be anti-dilutive. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2011: stock options and unvested restricted stock awards to acquire 934,933 shares of Class A common stock, and warrants to acquire 2,656,492 shares of Class A common stock and 706,169 shares that would be issued for the convertible debentures. The following outstanding securities were not included in the computation of diluted earnings per share at June 30, 2010: stock options and unvested restricted stock awards to acquire 797,341 shares of Class A common stock, and warrants to acquire 2,901,286 shares of Class A common stock and 1,256,006 shares that would be issued for the convertible debentures.

11.    Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009.  Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) contribution plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions until February 27, 2009 when the match was eliminated. Currently there are 18 employees who are enrolled in this program. The 401(k) contribution plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. The Company made no matching contributions during the fiscal years ended June 30, 2010 and 2011.

12.    Lease Commitments

The Company has operating leases for office space. At June 30, 2011, the Company has a lease agreement for a manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a six-year original term with renewal options, expires February 2015.

As of June 30, 2011, the Company has a lease agreement for a manufacturing and office facility in Shanghai, China (the “China Lease”). The China Lease, which is for a five-year original term with renewal options, expires April 2015.

Rent expense totaled $528,522 and $535,932 during the years ended June 30, 2011 and 2010, respectively.

The approximate future minimum lease payments under operating leases at June 30, 2011 were as follows:

Fiscal year ending June 30,	Operating Lease

2012	446,452
2013	457,572
2014	456,556
2015	269,067
Total Minimum Payments	1,629,647

13.   Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a $50,593 and $23,466 gain at June 30, 2011 and 2010, respectively.   The Company as of June 30, 2011 had approximately $4,079,000 in assets and $3,264,000 in net assets located in China. The Company as of June 30, 2010 had approximately $2,266,000 in assets and $1,714,000 in net assets located in China.

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

In fiscal 2011, sales to three customers individually comprised at least 5% of our annual sales, with sales to Thorlabs at 9%, sales to Crimson Trace at 7%, and sales to Edmunds Industrial Optics at 6%. The loss of any of these customers, or a significant reduction in sales to any such customer, may adversely affect our revenues.

In fiscal 2010 sales to four customers individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 12%, sales to AMS Technologies AG at 12%, sales to Thorlabs at 7% and sales to Edmunds Industrial Optics at 6%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

16. Convertible Debentures

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

The original maturity date of the Debentures was August 1, 2011, on which date the outstanding principal amount of the Debentures would have been due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of common stock in payment of such interest based upon the closing price of $1.40 per share (the “October Interest Shares”).  The interest accruing on the Debentures from October 1, 2008 to August 1, 2011 was prepaid by issuing common stock in December 2008.

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

The Warrants and the Incentive Shares issued to the debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value the Company’s stock options and RSUs. In addition a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 was amortized using the effective interest method over the original 36-month term of the Debentures and was subsequently adjusted for the extension of the maturity date of the Debentures as discussed below.

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the original 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures as discussed below.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the years ended June 30, 2011 and 2010, $118,977 and $147,550, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations.

On December 31, 2008, the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of common stock.  As an inducement to partially convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,993 on the unconverted portion of the Debentures through the original maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of common stock.  The interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.   On May 29, 2009 we filed a registration statement to register those additional interest shares and the shares underlying the warrants which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

During the year ended June 30, 2011, the Company’s debt obligations were reduced by $832,500 through the conversions of certain of the Debentures into shares of common stock. Costs associated with the conversion of these Debentures were $6,749, which reduced the proceeds recognized. These  transactions increased interest expense by $101,300 for the year ending June 30, 2011, reflecting debt issue costs, prepaid interest and discount on the debt that were written off as a result of the debt conversions of certain of the Debentures into shares of common stock. During the fiscal year ended June 30, 2010, the Company’s debt obligations were reduced by $262,500 through conversion of certain of the Debentures into shares of common stock.

On March 30, 2011 debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date of the Debentures from August 1, 2011 to August 1, 2013. The one debenture holder electing not to participate in the extension was paid all amounts due under the Debenture held by such holder, or $14,250, in April 2011. Pursuant to the terms of the amendment, interest will be prepaid in common stock annually each August. The extension of the maturity date of the Debentures was determined to be substantial and therefore triggered “debt extinguishment” accounting under ASC 470-50-40. The Debentures are hybrid financial instruments that blend characteristics of both debt and equity securities.  The Debentures embody settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into the Company’s common stock (embedded conversion feature).  As a result of the debt extinguishment accounting, $63,692 of the unamortized debt discount and $25,372 of unamortized debt issuance costs were written off to loss on extinguishment of debt. The calculated fair value of the amended Debentures as of March 31, 2011 was $1,706,919, and included $924,844 for the forward component and $782,075 for the embedded conversion feature.  The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using a Monte Carlo simulations method. The fair value of the amended Debentures exceeded the carrying value of the Debentures just prior to the amendment date by $619,419 which represents a premium. Approximately 93% of the Debentures are held by related parties and as such $576,700 of the premium was considered a capital contribution and was not included in the loss on extinguishment and therefore had no impact on additional paid in capital. The remaining $42,719 of the premium was associated with Debentures to non-related parties and thus was recorded to loss on extinguishment of debt and additional paid in capital.

For the years ended June 30, 2011 and 2010, $316,693 and $370,385, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations. The unamortized debt discount was $0 and $380,385 as of June 30, 2011 and 2010, respectively.

Total principal outstanding on the Debentures and the gross amount outstanding for directors’, officers’ and stockholders’ purchases under the Debentures was $1,087,500 and $1,012,500, respectively at June 30, 2011 and $816,397 and $737,468, respectively, at June 30, 2010.

We can force the debenture holders to convert the Debentures into shares of our common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

17. Private Common Stock Placements

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

April 2010:

On April 8, 2010, the Company executed a Securities Purchase Agreement with seven institutional and private investors, with respect to a private placement of an aggregate of 507,730 shares of the Company’s Common Stock at $2.20 per share for all non-insider purchasers, and warrants to purchase 50,776 shares of Common Stock (the “April 2010 Warrants”). The April 2010 Warrants have an exercise price of $2.48 per share, are exercisable after October 8, 2010, and have a five-year term. The Company received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the April 2010 Warrants) in the amount $1,117,006.  The Company used the funds to provide working capital for its operations.  Among the investors were J. James Gaynor and Louis Leeburg, both of whom are directors or officers of LightPath, who paid $2.2325 per share of Common Stock.

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

18. D&O Proceeds

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

In May 2008, we submitted a claim against our D&O carrier, Reliance Insurance Company (“Reliance”), for reimbursement of legal fees incurred in connection with the Texas Action. Reliance had previously filed for bankruptcy. In April 2009 we received notice of a proposed determination as to our claim arising from the Reliance D&O Policy.  The full $1 million limit claimed would be allowed as a Class B claimant.  An initial payment on September 9, 2009 in the amount of $276,376 was recorded as a reduction in legal expenses for the year ended June 30, 2010. A Notice of Determination reflecting the balance of our claim was to proceed under the court approved liquidation process for Reliance. In December 2009 we sold the balance of our claim against Reliance, and the rights to collect such future distributions, if any, to a third party in exchange for immediate cash proceeds of $280,000.  Total proceeds of $556,376 were recorded as a reduction in legal expenses in the consolidated statement of operations for the year ended June 30, 2010. These funds are not subject to repayment if the claim is not ultimately paid.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 8, 2011

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	September 8 2011	/s/ DOROTHY M. CIPOLLA	September 8, 2011
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	September 8, 2011	/s/ SOHAIL KHAN Sohail Khan Director	September 8, 2011

/s/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	September 8, 2011	/s/ LOUIS LEEBURG Louis Leeburg Director	September 8, 2011

		/s/ GARY SILVERMAN Gary Silverman Director	September 8, 2011

S-1