Form 10-Q
period 2011-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2011-11-03
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
9,761,129 shares of common stock, Class A, $.01 par value, outstanding as of October 31, 2011.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

2

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(unaudited)
	September 30,	June 30,
Assets	2011	2011
Current assets:
Cash and cash equivalents	$693,748	$928,900
Trade accounts receivable, net of allowance of $7,245 and $7,245	2,069,979	1,833,044
Inventories, net	1,818,189	1,622,637
Other receivables	-	30,943
Prepaid interest expense	72,500	7,250
Prepaid expenses and other assets	233,634	189,630
Total current assets	4,888,050	4,612,404
Property and equipment, net	2,483,029	2,373,022
Intangible assets, net	92,916	101,133
Debt costs, net	6,380	7,180
Other assets	27,737	27,737
Total assets	$7,498,112	$7,121,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,332,500	$928,790
Accrued liabilities	136,634	123,705
Accrued payroll and benefits	497,146	481,318
Total current liabilities	1,966,280	1,533,813

Deferred rent	435,605	464,262
8% convertible debentures to related parties	1,012,500	1,012,500
8% convertible debentures	75,000	75,000
Total liabilities	3,489,385	3,085,575

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,761,129 and 9,713,099
shares issued and outstanding, respectively	97,611	97,131
Additional paid-in capital	207,795,377	207,636,440
Foreign currency translation adjustment	62,449	50,593
Accumulated deficit	(203,946,710)	(203,748,263)
Total stockholders’ equity	4,008,727	4,035,901
Total liabilities and stockholders’ equity	$7,498,112	$7,121,476

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2011	2010
Product sales, net	$2,733,125	$2,253,922
Cost of sales	1,650,501	1,427,474
Gross margin	1,082,624	826,448
Operating expenses:
Selling, general and administrative	995,621	1,071,198
New product development	287,719	222,585
Amortization of intangibles	8,217	8,217
Gain on sale of property and equipment	—	(540)
Total costs and expenses	1,291,557	1,301,460
Operating loss	(208,933)	(475,012)
Other income (expense):
Interest expense	(23,420)	(87,322)
Interest expense - debt discount	—	(209,666)
Interest expense - debt costs	(800)	(83,522)
Other income (expense), net	34,706	2,572
Total other income (expense), net	10,486	(377,938)
Net loss	$(198,447)	$(852,950)
Loss per common share (basic and diluted)	$(0.02)	$(0.09)
Number of shares used in per share calculation	9,746,107	9,011,214
(basic and diluted)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Three months ended September 30, 2011
(unaudited)

	Class A Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balance at June 30, 2011	9,713,099	$97,131	$207,636,440	$50,593	$(203,748,263)	$4,035,901
Issuance of common stock for:
Employee stock purchase plan	6,198	62	7,809	—	—	7,871
Interest payment on convertible debentures	41,832	418	86,582	—	—	87,000
Stock based compensation on stock
options and restricted stock units	—	—	64,546	—	—	64,546
Net loss	—	—	—	—	(198,447)	(198,447)
Foreign currency translation adjustment	—	—	—	11,856	—	11,856
Comprehensive loss						(186,591)

Balance at September 30, 2011	9,761,129	$97,611	$207,795,377	$62,449	$(203,946,710)	$4,008,727

The accompanying notes are an integral part of these consolidated statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
 (unaudited)

	Three Months ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(198,447)	$(852,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	245,438	211,543
Interest from amortization of debt discount	—	209,666
Interest from amortization of debt costs	800	83,522
Gain on sale of property and equipment	—	(540)
Stock based compensation	64,546	50,387
Change in provision for doubtful accounts receivable	—	3,291
Deferred rent	(28,657)	(23,537)
Changes in operating assets and liabilities:
Trade accounts receivables	(236,935)	36,797
Other receivables	30,943	—
Inventories	(195,552)	(83,364)
Prepaid expenses and other assets	2,746	108,261
Accounts payable and accrued liabilities	432,467	214,637
Net cash provided by (used in) operating activities	117,349	(42,287)
Cash flows from investing activities
Purchase of property and equipment	(347,228)	(288,616)
Proceeds from sale of equipment	—	540
Net cash used in investing activities	(347,228)	(288,076)
Cash flows from financing activities
Proceeds from exercise of stock options	—	5,653
Proceeds from sale of common stock from employee stock purchase plan	7,871	4,888
Deferred costs associated with equity financing	(25,000)	—
Costs associated with conversion of debentures	—	(6,098)
Exercise of warrants	—	231,659
Net cash provided by (used in) financing activities	(17,129)	236,102
Effect of exchange rate on cash and cash equivalents	11,856	(22,840)
Decrease in cash and cash equivalents	(235,152)	(117,101)
Cash and cash equivalents, beginning of period	928,900	1,464,351
Cash and cash equivalents, end of period	$693,748	$1,347,250
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$80
Income taxes paid	1,755	110
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	$-	$732,500
Accrued deferred costs associated with equity financing	$32,139	$-
Prepaid interest on convertible debentures through the issuance of	$87,000	$-
common stock

The accompanying notes are an integral part of these consolidated statements.

1.  Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

These consolidated financial statements are unaudited, but include all adjustments, which include normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

History:
LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company announced the formation of LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”), a wholly-owned manufacturing subsidiary located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened partnerships within the Asia/Pacific region. It also provided a launching point to drive our sales expansion in the Asia/Pacific region.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications.

Going Concern and Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of September 30, 2011 the Company has an accumulated deficit of approximately $203.9 million. Cash provided by operations was $117,000 for the three months ended September 30, 2011.  Cash provided by (used in) operations was approximately $95,000 and ($471,000) during fiscal years ended 2011 and 2010, respectively. We continued to implement the cost reduction initiatives we started in fiscal 2010, including the transition of more precision molded lenses to less expensive glass, increasing tooling life, increasing operator yields and efficiencies, qualifying coating vendors in China and improving yields on our infrared product line. In the first three months of fiscal 2012, 41% of our precision molded lenses sales in units were of more expensive glass types, compared to 26% of the same period in the prior fiscal year.  This increase was due to a decrease in sales for lower cost precision molded lenses, which was caused primarily by the slowdown of construction spending in China, and in turn, lowered the demand for our lenses. Management is committed to continuing efforts to transition more precision molded lenses to less expensive glass, which will contribute towards achieving profitability assuming we meet our sales targets and goals for producing and selling more low-cost lenses at higher volumes.

The fiscal 2012 operating plan and related financial projections were developed anticipating sales growth primarily from precision molded optics, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  Unit volumes in these targeted markets have increased 77% from last year. We expect to hold our previous margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to the Shanghai facility and improved overhead absorption as we increase the volume of products produced, which in turn lowers our material costs since we are able to purchase materials in higher volumes. We also will continue to pursue new cost reduction opportunities such as by improving tool life and lowering anti-reflective coating costs by coating the lenses in-house.

Our revenues were lower than expected from sales of our precision molded lenses, but we met our revenue goals due to a higher average selling price per unit.  Labor costs at our Shanghai facility increased due to increases in the minimum wage and higher benefit costs. Overtime expense in Orlando and Shanghai was also higher during the quarter due to unexpected tool shortages caused by machine repairs combined with a planned machine conversion.  The machine repairs and conversion are completed which has reduced the need for the overtime going forward. The combination of these factors resulted in lower margins than budgeted. The shortfall in forecasted margin dollars did not allow us to cover our selling, general and administrative expenses.  However, based on the current quote and booking activity on all of our product lines, and particularly the precision molded lenses, we expect increased revenue results in the second quarter of fiscal 2012 as compared to the current quarter.

The Company had a cash balance of approximately $694,000 at September 30, 2011. To fund future operations, we may seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, we may be required to seek external financing regardless of whether the terms would otherwise be acceptable if our cash flow financial resources are not sufficient to sustain our operations or to pursue our business plan.  There is no assurance we will be able to achieve the necessary cash flow from sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has developed an operating plan for fiscal year 2012 and believes the Company has adequate financial resources to achieve that plan and to sustain its current operations through November 2012. Nevertheless, management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated.

Liquidity
Cash flow and cash management continue to be primary concerns of the Company. Cash provided by (used in) operations was approximately $95,000 and ($471,000) during fiscal years ended 2011 and 2010, respectively. During the three months ended September 30, 2011, cash provided by operating activities was approximately $117,000.

For the three months ended September 30, 2011, our cash balance decreased by $235,000 compared to a decrease of $117,000 in the same period of the prior fiscal year.  This decrease in first quarter of fiscal 2012 was primarily due to capital spending to expand our tooling capabilities.

Management believes the Company currently has sufficient cash to fund its operations through November 2012 assuming revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses or sale of non-strategic assets or from future equity or debt financing. Management believes that taking the current booking rate combined with recent quote activity and the existing order backlog the Company will be able to generate increased revenues. If we determine that future revenues are below current projections then we will attempt to implement additional cost savings measures including seeking lower cost suppliers and attempting to negotiate price reductions from current suppliers. We are continuously evaluating our supplier situation to ensure we meet our booked orders.

2.  Significant Accounting Policies

Consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a 9% purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

Debt costs consist of third-party fees incurred and other costs associated with the issuance of long-term debt. Debt costs are capitalized and amortized to interest expense over the term of the debt using the effective interest method.

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

The Company has not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there has been no unrecognized benefit or penalty. If there were an unrecognized tax benefit or penalty, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files U.S. federal income tax returns, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $256,000 at September 30, 2011.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in Note 10 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value of the Debentures as of September 30, 2011 was calculated to be approximately $1.1 million.
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

Beneficial Conversion and Warrant Valuation. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense debt discount over the term of the convertible debt, using the effective interest method.

Comprehensive Income (Loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of stockholders’ equity. Our other comprehensive income (loss) consists of the foreign currency translation adjustments. For more information see Note 9 to the accompanying consolidated financial statements.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Recent accounting pronouncements issued by the Financial Accounting Standard Board ("FASB") (including the Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Acountants ("AICPA") and the SEC are:

The Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income, eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011.  The ASU is effective for the Company for its interim period beginning January 1, 2012. The Company does not believe this pronouncement will have a material impact on the Company’s present or future financial statements.

3. Inventories

The components of inventories include the following:

	(unaudited)
	September 30, 2011	June 30, 2011

Raw materials	$742,875	$806,024
Work in process	807,435	604,788
Finished goods	342,047	318,076
Reserve for obsolescence	(74,168)	(106,251)
	$1,818,189	$1,622,637

4.  Property and Equipment

 Property and equipment are summarized as follows:

		(unaudited)
	Estimated	September 30,	June 30,
	Life (Years)	2011	2011

Manufacturing equipment	5 - 10	$3,241,864	$3,226,898
Computer equipment and software	3 - 5	271,170	257,451
Furniture and fixtures	5	86,166	86,299
Leasehold improvements	5 - 7	792,793	787,685
Construction in progress		407,959	227,654
Tooling	1 - 5	1,289,946	1,135,738
Total property and equipment		6,089,898	5,721,725

Less accumulated depreciation and amortization		3,606,869	3,348,703
Total property and equipment, net		$2,483,029	$2,373,022

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	September 30, 2011	June 30, 2011

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(528,386)	(520,169)
Net carrying amount	$92,916	$101,133

Amortization expense related to intangible assets totaled approximately $8,000 during both three-month periods ended September 30, 2011 and 2010.  The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2012 and each fiscal year thereafter:

2012	2013	2014	2015	Total
24,651	32,868	32,868	2,529	92,916

6. Accounts Payable

The accounts payable balance includes $43,000 of related party transactions for board of directors’ fees as of September 30, 2011 and June 30, 2011.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at September 30,	at September 30,
Equity Compensation Arrangement		2011	2011
Amended and Restated Omnibus Incentive Plan	1,715,625	934,933	335,299
Employee Stock Purchase Plan	200,000	-	126,995
	1,915,625	934,933	462,294

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $806 and $486 for the three months ended September 30, 2011 and 2010, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

The Company did not grant any stock options in the first quarter of fiscal 2012. For stock options granted in the three month period ended September 30, 2010, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

Quarter Ended
September 30, 2010
Expected volatility	134%
Weighted average expected volatility	134%
Dividend yields	0%
Risk-free interest rate	2.15%
Expected term, in years	7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the three months ended September 30, 2011 and 42% and 0%, respectively, for the three months ended September 30, 2010.  The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2011 is presented below:

Restricted
		Stock Options		Stock Units
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2011	500,233	$3.01	6.9	434,700	0.9

September 30, 2011	500,233	$3.01	6.6	434,700	0.8

Awards exercisable/
vested as of
September 30, 2011	323,483	$3.19	5.7	234,700	-

Awards unexercisable/
unvested as of
September 30, 2011	176,750	$2.69	8.3	200,000	0.8
	500,233			434,700

The total intrinsic value of options outstanding and exercisable at September 30, 2011 and 2010 was $21,000 and $140,000, respectively.

The total intrinsic value of RSUs exercised during the three months ended September 30, 2011 and 2010 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2011 and 2010 was $338,000 and $74,000, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2011 and 2010 was $0 and $0, respectively.

The total fair value of option shares vested during the three months ended September 30, 2011 and 2010 was $18,000, and $3,000, respectively.

As of September 30, 2011, there was $341,436 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Nine months ended June 30, 2012	$34,892	$68,126	$103,018
Year ended June 30, 2013	63,324	96,284	159,608
Year ended June 30, 2014	48,522	22,434	70,956
Year ended June 30, 2015	7,854	-	7,854
	$154,592	$186,844	$341,436

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2011 and changes during the three months then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average
Unexercisable/unvested awards				Grant Date Fair Values
				(per share)
June 30, 2011	182,500	200,000	382,500	$2.53
Granted	-	-	-	-
Vested	(5,750)	-	(5,750)	3.12
Cancelled/Issued/Forfeited	-	-	-	-
September 30, 2011	176,750	200,000	376,750	$2.53

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2011 and 2010 included in the consolidated statements of operations:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2011	2010

Stock options	$22,575	$25,196

RSU	41,971	25,191

Total	$64,546	$50,387

The amounts above were included in:
General & administrative	$59,841	$44,479
Cost of sales	2,125	2,578
New product development	2,580	3,330
	$64,546	$50,387

 8. Loss Per Share

Basic loss per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock.  The computation for basic and diluted loss per share are the same as the diluted calculation excludes the following shares as their effect would be anti-dilutive:

	(unaudited)
	Three months ended
	September 30,
	2011	2010

Net loss	$(198,447)	$(852,950)

Weighted average common shares outstanding:

Basic and diluted	9,746,107	9,011,214

Loss per Class A common share:
Basic and diluted	$(0.02)	$(0.09)

Excluded from computation:
Options to purchase Class A common stock	500,233	452,090
Restricted stock units	434,700	359,700
Class A common stock warrants	2,364,492	2,656,492
Convertible debentures	706,169	780,357
	4,005,594	4,248,639

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi, are reflected as a separate component of equity.   The foreign exchange translation adjustment reflects net losses of approximately $12,000 for the three months ended September 30, 2011, and gains of $23,000 for the three months ended September 30, 2010.  The Company, as of September 30, 2011, had approximately $4.4 million in assets and $3.5 million in net assets located at the Shanghai facility. The Company transferred equipment from the Orlando facility to the Shanghai facility, and purchased and transferred equipment to the Shanghai facility, during each fiscal year since 2006 through 2011.

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

The original maturity date of the Debentures was August 1, 2011, on which date the outstanding principal amount of the Debentures would have been due.  Interest of $39,053 was due on October 1, 2008 and was prepaid by the Company on August 1, 2008 by issuing 27,893 shares of Class A common stock in payment of such interest based upon the closing price of $1.40 per share (the “October Interest Shares”).  The interest accruing on the Debentures from October 1, 2008 to August 1, 2011 was prepaid by issuing Class A common stock in December 2008.

Upon issuance, the Debentures were immediately convertible into 1,901,948 shares of Class A common stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.

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

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our Class A common stock at an exercise price equal to $1.68 per share, which was 120% of the closing bid price of our common stock on the NASDAQ Capital Market on July 31, 2008. The warrants were valued at $194,057 using the Black-Scholes-Merton pricing model and were recorded as debt costs. The warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to First Montauk and its designees at the closing of the July 2007 offering was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act (in that we sold the Debentures, Warrants and shares of Class A common stock in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  The shares into which the Debentures are convertible, the shares issuable upon exercise of the Warrants, the October Interest Shares and the Incentive Shares have been registered for resale under the Act.  The registration was declared effective on October 16, 2008.

The Warrants and the Incentive Shares issued to the debenture holders were valued at issuance at $790,830 and recorded as a discount on the debt. The Incentive Shares were valued using the fair market value of the Company’s Class A common stock on the date of issuance. The Warrants were valued using the Black-Scholes-Merton valuation model using assumptions similar to those used to value the Company’s stock options and RSUs. In addition, a beneficial conversion feature associated with the Debentures was valued at the date of issuance at $600,635 and was recorded as a discount on the debt. The total debt discount of $1,391,465 was amortized using the effective interest method over the original 36-month term of the Debentures and was subsequently adjusted for the extension of the maturity date of the Debentures as discussed below.

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

On December 31, 2008, the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of Class A common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of Class A common stock.  As an inducement to partially convert the Debentures, we issued additional warrants (valued at $215,975 using the Black-Scholes-Merton method and recorded as interest expense) and prepaid the interest of $453,995 on the unconverted portion of the Debentures through the original maturity date of August 1, 2011, which resulted in the issuance of 589,614 shares of Class A common stock.  The interest payment of $58,580 for the quarter ended December 31, 2008 resulted in the issuance of 76,078 shares of Class A common stock.  As a result of the Debenture conversion, $304,382 of debt discount was written off to interest expense.   On May 29, 2009 we filed a registration statement to register the additional interest shares and the shares underlying the warrants, both of which were issued in December 2008. The registration statement was declared effective on June 16, 2009.

During the year ended June 30, 2011, the Company’s debt obligations were reduced by $832,500 through the conversions of certain of the Debentures into shares of Class A common stock. Costs associated with the conversion of these Debentures were $6,749, which reduced the proceeds recognized. These  transactions increased interest expense by $101,300 for the year ending June 30, 2011, reflecting debt issue costs, prepaid interest and discount on the debt that were written off as a result of the debt conversions of certain of the Debentures into shares of Class A common stock. During the fiscal year ended June 30, 2010, the Company’s debt obligations were reduced by $262,500 through conversion of certain of the Debentures into shares of Class A common stock.

On March 30, 2011, debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date of the Debentures from August 1, 2011 to August 1, 2013. The one debenture holder electing not to participate in the extension was paid all amounts due under the Debenture held by such holder, or $14,250, in April 2011. Pursuant to the terms of the amendment, interest will be prepaid in shares of Class A common stock annually each August. The extension of the maturity date of the Debentures was determined to be substantial and therefore triggered “debt extinguishment” accounting under ASC 470-50-40. The Debentures are hybrid financial instruments that blend characteristics of both debt and equity securities.  The Debentures embody settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into shares of Class A common stock (embedded conversion feature).  As a result of the debt extinguishment accounting, $63,692 of the unamortized debt discount and $25,372 of unamortized debt issuance costs were written off to loss on extinguishment of debt. The calculated fair value of the amended Debentures as of March 30, 2011 was $1,706,919, and included $924,844 for the forward component and $782,075 for the embedded conversion feature.  The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using a Monte Carlo simulations method. The fair value of the amended Debentures exceeded the carrying value of the Debentures just prior to the amendment date by $619,419 which represents a premium. Approximately 93% of the Debentures are held by related parties and as such $576,700 of the premium was considered a capital contribution and was not included in the loss on extinguishment and therefore had no impact on additional paid in capital. The remaining $42,719 of the premium was associated with Debentures to non-related parties and thus was recorded to loss on extinguishment of debt and additional paid in capital.

For the quarter ended September 30, 2011 and 2010, $0 and $209,666, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations. The unamortized debt discount was $0 and $170,719 as of September 30, 2011 and 2010, respectively.

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders under the Debentures was $1,087,500 and $1,012,500, respectively at September 30, 2011 and $1,201,750 and $1,016,250, respectively, at September 30, 2010.

We can force the debenture holders to convert the Debentures into shares of our Class A common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11.  Future Financing Plans

On September 29, 2011, the Company filed a Registration Statement on Form S-1 (Registration No, 333-177079) with the SEC announcing its intention to raise funds through the sale of our Class A common stock in a fully-underwritten public offering. The Company intends to sell up to 4.5 million units, with each unit consisting of one share of our Class A common stock, one Warrant A to purchase 0.25 shares of our Class A common stock, and one Warrant B to purchase 0.25 shares of our Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the terms “EBITDA” and “gross margin.”  EBITDA is discussed below. Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

In 2006, the Company began a program to reduce its operating costs, including restructuring its manufacturing operations. By 2008, the major elements of this program were implemented resulting in a significant reduction of costs. The elements of the program were: 1) move the majority of our manufacturing to our Shanghai facility, 2) convert our tooling to a less expensive ceramic system and 3) introduce lower cost glass materials. In exploiting our new cost structure, we have focused on leveraging our facility in Shanghai to address high volume, lower cost applications.  These applications include laser tools, laser gun sights and certain imaging applications. We have established relationships with some of the larger OEM customers in these areas.  We have expanded our sales channels by adding distribution coverage in North America and Asia, and adding a master distributor in Europe.  Finally, we are designing lenses specifically for our existing and new target markets.  Our new designs and new marketing approach have brought additional requests for product information from new customers.  We believe we are well positioned to take advantage of new opportunities in these areas.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three-month period. During the three months ended September 30, 2011 and 2010, we incurred an $11,856 gain and a $22,840 loss in on foreign currency translation, respectively.

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

●	Because of our limited cash resources and cash flow, we may not be able to support the supply requirements needed to service the demands in the market for high-volume, low-cost lenses.

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

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “12-month backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2011, our 12-month backlog was approximately $3.87 million.

At September 30, 2011, our 12-month backlog has increased approximately $330,000 to $4.20 million during these slow economic times. We believe this growth to be partially the result of our efforts to enter low-cost, high-volume commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  Bookings and quote activity have increased for our industrial low-cost lenses in Asia. With the continuing diversification of our 12-month backlog we expect to show modest increases in revenue for the remaining quarters of 2012.

	(Unaudited)
	Three months ended
	September 30,
	2011	2010

Net Loss	$(198,447)	$(852,950)
Depreciation and amortization	245,438	211,543
Interest expense	24,220	380,510
EBITDA	$71,211	$(260,897)

EBITDA- EBITDA is a non-GAAP financial measure used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation's financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation, amortization and interest expense. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business's cash flows. We use EBITDA for evaluating the relative underlying performance of the Company's core operations and for planning purposes. We calculate EBITDA by adjusting net loss to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term "Earnings Before Interest, Taxes, Depreciation and Amortization" and the acronym "EBITDA."

Our EBITDA for the three months ended September 30, 2011 increased to a gain of approximately $71,000, compared to a loss of approximately $261,000 for the three months ended September 30, 2010. The increase in EBITDA was principally caused by lower net losses and lower interest expense. For comparison purposes, net loss was approximately $198,000 or $0.02 per basic and diluted common share during the first three months of fiscal 2012, compared with the first three months of fiscal 2011, in which we reported a net loss of approximately $853,000 or $0.09 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the three months ended September 30, 2011 and 2010, our DCSI was 100 and 78, respectively, compared to 91 for the year ended June 30, 2011.  This increase in DCSI for the three months ended September 30, 2011 is due to higher inventory balances as our plants were producing units based on our sales forecast. Although our sales did not reach our forecasted levels, we anticipate DCSI to improve in the near term as a result of our increased 12-month backlog.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the three months ended September 30, 2011 and 2010, our DSO was 69 and 71, respectively. During the quarter ended June 30, 2011 our DSO was 60. Our DSO is higher than our target DSO of 50 due to 51% of the quarterly revenue earned was from products shipped in September, and therefore, the majority of our total current receivables have not been collected as of September 30, 2011.

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

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of September 30, 2011, the Company has an accumulated deficit of approximately $203.9 million. Cash flow and cash management continue to be primary concerns of the Company.  Cash provided by operations was approximately $117,000 for the quarter ended September 30, 2011. Cash provided by (used in) operations was $95,000 for fiscal year 2011 and ($471,000) during fiscal year 2010. During fiscal 2010, management continued to pursue cost reduction initiatives which included reductions in labor, material costs and discretionary expense spending. In fiscal 2011, we redesigned certain product lines – collimators and precision molded lenses, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques which improved our product yields.

At September 30, 2011, we had a book cash balance of approximately $694,000. For the three months ended September 30, 2011, cash decreased from June 30, 2011 by approximately $235,000, and cash decreased by approximately $349,000 for the same period last year excluding the proceeds we received from the exercise of common stock warrants. The use of cash in both periods was primarily for capital expenditures for equipment and tooling to support our growth initiatives. On October 31, 2011, the Company had a book cash balance of approximately $592,000.

Through the first three months of fiscal 2012 we continued to engage in efforts to keep costs under control as we seek renewed sales growth. During the first quarter of fiscal 2012, we experienced rising labor and benefit expenses at our Shanghai facility. We continued to implement cost reduction initiatives, including increasing tooling life and increasing operator yields and efficiencies, lowering coating costs by qualifying coating vendors in China, improving yields on our infrared product line, reducing glass cost by moving more production to less expensive cost glasses and improving production yields and efficiencies. In the first three months of fiscal 2012, 41% of our precision molded lenses sales in units were of more expensive glass types, compared to 26% in the prior fiscal year due to the sale of fewer low cost industrial tool lenses.

We also expect sales increases and margin improvements during the rest of fiscal year 2012.  The increased sales will allow us to spread our overhead cost over a larger base thereby increasing gross margins. We have targeted specific applications in each of these areas: laser tools, gun sights, biomedical instruments and telecommunication subsystems for the glass ashpheres market; laser line generators, industrial tools, optical cutting/welding, scientific lasers, semiconductors, metrology systems  and telecommunication subsystems for the specialty optics market; and thermal imaging, security cameras, thermography, gas sensing and defense targeting and tracking for the infrared optics market. In support of these efforts, the Company is engaged in new product development and customer prospecting for these markets. We believe that cash flow from operations will improve in the future based upon anticipated increases in sales and further cost reductions. We believe these factors will contribute toward achieving profitability assuming we meet our sales targets.

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

Economic conditions affecting some of the markets we serve had an effect on our quarterly revenue. In particular, such conditions have affected the telecommunications market and caused our telecommunications customers to delay new orders.  Also, the Chinese government has continued its tight monetary policy in an effort to slow expansion of the economy and reduce inflation. As a result, construction in China has slowed which negatively impacted our industrial tool market in China. These occurrences resulted in a reduction of anticipated quarterly revenue from our telecommunications and industrial tools customers. By taking advantage of our diversified markets and customer base, we were able to offset this revenue loss with increases in revenues from our defense and industrial customers, particularly with our collimator and custom optics lines.  Management believes the Company currently has sufficient cash to fund its operations through November 2012 assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues from low cost and infrared lenses, or sale of non-strategic assets or from future equity or debt financing.

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

Investing Activities

Periodically we make expenditures for capital goods. In the first quarter of fiscal 2012, we had capital expenditures for tooling, computer servers and equipment to support our tooling operations. In the first quarter of fiscal 2011, we added press capacity and tooling for precision molded lenses. Tooling costs for precision molded lenses are capitalized. Recent capital spending projects have been focused on expanding capacity at our Shanghai facility to meet forecasted demand.

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

On September 29, 2011, the Company filed a Registration Statement on Form S-1 (Registration No. 333-177079) with the SEC announcing its intention to raise funds through the sale of our Class A common stock in a fully-underwritten public offering. The Company intends to sell up to 4.5 million units, with each unit consisting of one share of our Class A common stock, one Warrant A to purchase 0.25 shares of our Class A common stock, and one Warrant B to purchase 0.25 shares of our Class A common stock.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues:
For the quarter ended September 30, 2011, we reported total revenues of $2.73 million compared to $2.25 million for the first quarter of last fiscal year, an increase of 21%. The increase from the first quarter of the prior fiscal year was primarily attributable to higher sales volumes in precision molded optics, which accounted for 77% of our revenues. Our precision molded optics sales units were higher and our average selling price was higher due to the product mix change in the quarter’s sales. Growth in sales going forward is expected to be derived primarily from the precision molded optics product line, particularly our low-cost lenses being sold in Asia, infrared lenses and collimators.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2012 compared to first quarter of fiscal 2011 increased to 40% from 37%. Total manufacturing cost of $1.65 million was approximately $220,000 higher in the first quarter of fiscal 2012 compared to the same period of the prior fiscal year. This was due to higher sales volumes and higher labor costs due to higher volumes. Unit shipment volume in precision molded optics was up 80% in the first quarter of fiscal 2012 compared to the same period last year. In the first three months of fiscal 2012, 41% of our precision molded optics sales in units were of more expensive glass types, compared to 26% in the same period last year.  Direct costs, which include material, labor and services, increased to 29% of revenue in the first quarter of fiscal 2012, as compared to 27% of revenue in the first quarter of fiscal 2011, primarily due to product mix changes including increased sales of infrared lenses and collimators which have a higher material cost also contributed to the increase in direct costs

The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded optics, collimator and infrared products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first quarter of fiscal 2012, selling, general and administrative (“SG&A”) costs were approximately $1.00 million, compared to $1.07 million in the first quarter of fiscal 2011, a decrease of approximately $76,000. This decrease was due to lower investor relations expenses.  We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:
New product development costs were approximately $288,000 in the first quarter of fiscal 2012 compared to $223,000 in the same period last year, a 29% increase. This increase was primarily due to increases in wages and materials purchased for current projects with respect to our infrared lenses and new lens designs. We anticipate these expenses to increase for the remainder of fiscal year 2012 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended September 30, 2011 and 2010.

Other Income (Expense):
Interest expense was approximately $24,000 in the first quarter of fiscal 2012 as compared to $380,000 in the first quarter of fiscal 2011. This higher interest expense last year resulted from the accelerated conversion by certain investors of their debentures into common stock in the first quarter of 2011 which reduced the Company’s debt obligation by $732,500. As the interest and debt issuance cost was amortized over the full life of the debenture, with the accelerated conversion approximately $200,000 of cost associated with the amount converted was expensed during the first quarter of 2011. The debentures issued in August 1, 2008 accounted for approximately all of the interest, which accrues at 8% per annum, during the quarter ended September 30, 2011. Future interest expense on the debentures is expected to be approximately $24,000 per quarter. Investment and other income was approximately $35,000 in the first quarter of fiscal 2012 and $2,600 in the first quarter of fiscal 2011.

Net Loss:
Net loss was approximately $198,000 or $0.02 basic and diluted per share during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011, in which we reported a net loss of approximately $853,000 or $0.09 basic and diluted per share. The $655,000 decrease in net loss resulted from the improvement of gross margin in the curent period and the $380,000 charge for interest and debt issuance costs associated with the accelerated conversion of a portion of the debentures into common stock during the prior period. Weighted-average shares outstanding (basic) increased to 9,746,107 in the first quarter of fiscal 2012 compared to 9,011,214 in the first quarter in fiscal 2011, primarily due to the issuance of shares for the conversion of debentures and warrant exercises in the fiscal 2011.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11
10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16
10.18	Second Amendment to the 8% Senior Secured Convertible Debenture, dated as of March 30, 2011	17

10.19	2004 Employee Stock Purchase Plan dated December 6, 2004	18
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

18.  This exhibit was filed as an exhibit to our Registration Statement on Form S-8 (File No: 333-121385) filed with the Securitites and Exchange Commission on December 17, 2004 and is incorporated herein by reference thereto.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	November 3, 2011	By: /s/ J. James Gaynor
President and Chief Executive Officer

Date:	November 3, 2011	By: /s/ Dorothy M. Cipolla
Chief Financial Officer