Form 10-Q
period 2011-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2012-02-09
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
9,768,071 shares of common stock, Class A, $.01 par value, outstanding as of February 6, 2012.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(unaudited)
	December 31,	June 30,
Assets	2011	2011
Current assets:
Cash and cash equivalents	$595,388	$928,900
Trade accounts receivable, net of allowance of $15,802 and $7,245	1,833,358	1,833,044
Inventories, net	1,792,696	1,622,637
Other receivables	-	30,943
Prepaid interest expense	50,750	7,250
Prepaid expenses and other assets	340,421	189,630
Total current assets	4,612,613	4,612,404
Property and equipment, net	2,360,346	2,373,022
Intangible assets, net	84,699	101,133
Debt costs, net	5,564	7,180
Other assets	27,737	27,737
Total assets	$7,090,959	$7,121,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,315,944	$928,790
Accrued liabilities	74,238	123,705
Accrued payroll and benefits	460,738	481,318
Total current liabilities	1,850,920	1,533,813

Deferred rent	404,403	464,262
8% convertible debentures to related parties	1,012,500	1,012,500
8% convertible debentures	75,000	75,000
Total liabilities	3,342,823	3,085,575

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,761,129 and 9,713,099
shares issued and outstanding, respectively	97,611	97,131
Additional paid-in capital	207,868,807	207,636,440
Accumulated other comprehensive income	71,727	50,593
Accumulated deficit	(204,290,009)	(203,748,263)
Total stockholders’ equity	3,748,136	4,035,901
Total liabilities and stockholders’ equity	$7,090,959	$7,121,476

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three months ended			Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Product sales, net	$2,672,138	$2,528,074	5,405,263	$4,781,996
Cost of sales	1,828,368	1,527,941	3,478,869	2,955,415
Gross margin	843,770	1,000,133	1,926,394	1,826,581
Operating expenses:
Selling, general and administrative	883,882	997,329	1,879,503	2,068,527
New product development	271,532	248,507	559,251	471,092
Amortization of intangibles	8,217	8,217	16,434	16,434
Gain on sale of property and equipment	—	—	—	(540)
Total costs and expenses	1,163,631	1,254,053	2,455,188	2,555,513
Operating loss	(319,861)	(253,920)	(528,794)	(728,932)
Other income (expense):
Interest expense	(21,750)	(28,977)	(45,170)	(116,299)
Interest expense - debt discount	—	(60,178)	—	(269,844)
Interest expense - debt costs	(816)	(23,972)	(1,616)	(107,494)
Other income (expense), net	(872)	(6,667)	33,834	(4,095)
Total other income (expense), net	(23,438)	(119,794)	(12,952)	(497,732)
Net loss	$(343,299)	$(373,714)	$(541,746)	$(1,226,664)
Loss per common share (basic and diluted)	$(0.04)	$(0.04)	$(0.06)	$(0.13)
Number of shares used in per share calculation	9,761,129	9,705,890	9,753,618	9,359,068
(basic and diluted)
Foreign currency translation adjustment	9,278	(5,476)	21,134	(28,316)
Comprehensive loss	$(334,021)	$(379,190)	$(520,612)	$(1,254,980)
The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Six months ended December 31, 2011
	(Unaudited)	(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2011	9,713,099	$97,131	$207,636,440	$50,593	$(203,748,263)	$4,035,901
Issuance of common stock for:
Employee stock purchase plan	6,198	62	7,809	—	—	7,871
Interest payment on convertible debentures	41,832	418	86,582	—	—	87,000
Stock based compensation on stock
options and restricted stock units	—	—	137,976	—	—	137,976
Net loss	—	—	—	—	(541,746)	(541,746)
Foreign currency translation adjustment	—	—	—	21,134	—	21,134
Balance at December 31, 2011	9,761,129	$97,611	$207,868,807	$71,727	$(204,290,009)	$3,748,136

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Six Months ended
	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(541,746)	$(1,226,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	571,707	427,270
Interest from amortization of debt discount	—	269,844
Interest from amortization of debt costs	1,616	107,494
Gain on sale of property and equipment	—	(540)
Stock based compensation	137,976	103,900
Change in provision for doubtful accounts receivable	8,557	(2,903)
Deferred rent	(59,859)	(48,447)
Changes in operating assets and liabilities:
Trade accounts receivables	(8,871)	147,584
Other receivables	30,943	—
Inventories	(170,059)	(323,064)
Prepaid expenses and other assets	(30,764)	210,001
Accounts payable and accrued liabilities	317,107	390,747
Net cash provided by operating activities	256,607	55,222
Cash flows from investing activities
Purchase of property and equipment	(542,597)	(631,953)
Proceeds from sale of equipment	—	540
Net cash used in investing activities	(542,597)	(631,413)
Cash flows from financing activities
Proceeds from exercise of stock options	—	5,653
Proceeds from sale of common stock from employee stock purchase plan	7,871	4,888
Deferred costs associated with equity financing	(76,527)	—
Costs associated with conversion of debentures	—	(6,748)
Exercise of warrants	—	231,659
Net cash provided by (used in) financing activities	(68,656)	235,452
Effect of exchange rate on cash and cash equivalents	21,134	(28,316)
Decrease in cash and cash equivalents	(333,512)	(369,055)
Cash and cash equivalents, beginning of period	928,900	1,464,351
Cash and cash equivalents, end of period	$595,388	$1,095,296
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$80
Income taxes paid	3,694	160
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	$-	$832,500
Accrued deferred costs associated with equity financing	144,070	-
Prepaid interest on convertible debentures through the issuance of	87,000	-
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

These consolidated financial statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

History:
LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company formed LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”), a wholly-owned manufacturing subsidiary located in Jiading, People’s Republic of China. LPOI’s manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant has increased LightPath’s overall production capacity and enabled it to compete for larger production volumes of optical components and assemblies. It also provided a launching point to drive our sales expansion in the Asia/Pacific region.

The Company is engaged in the production of precision molded aspherical lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications.

Liquidity:
Cash flow and cash management continue to be primary concerns of the Company. Cash provided by (used in) operations was approximately $95,000 and ($471,000) during fiscal years ended 2011 and 2010, respectively. During the six months ended December 31, 2011, cash provided by operating activities was approximately $257,000.

At December 31, 2011, we had a book cash balance of approximately $595,000.  For the six months ended December 31, 2011, our cash balance decreased by $334,000 compared to a decrease of $369,000 in the same period of the prior fiscal year.   This decrease in our cash balance for the first half of fiscal 2012 was primarily due to capital spending to expand our tooling capabilities and purchase equipment for the infrared product line.

Management believes that cash flow from operations will improve during the rest of fiscal 2012 based upon the current booking rate combined with recent quote activity and the existing 12-month backlog.  We are also continuing to seek opportunities to reduce costs and manage cash usage.  The areas in which we believe we can achieve additional cost reductions include the continuing transition of precision molded optics lenses to less expensive glass, increasing tooling life and increasing operator yields and production efficiencies.

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

The Company files U.S. Federal income tax returns, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, or local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $255,000 at December 31, 2011.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

On August 1, 2008, the Company executed a Securities Purchase Agreement with respect to the private placement of 8% senior convertible debentures (the “Debentures”) as described in Note 10 to the accompanying consolidated financial statements. The Debentures issued were valued using observable inputs other than quoted prices (Level 2). The fair value of the Debentures as of December 31, 2011 was calculated to be approximately $1.1 million.

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

Recent accounting pronouncements issued by Financial Accounting Standards Board (“FASB”) (including Emerging Issues Task Force (“EITF”)), the American Institute Certified Public Accountants (“AICPA”) and the SEC are:

In June 2011, the FASB issued Acounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011, however early adoption is permitted. The Company has adopted the provision of this ASU for its quarter ended December 31, 2011. The adoption of this ASU did not have a material impact on the consolidated financial statements.

3. Inventories

The components of inventories include the following:

	(unaudited)
	December 31, 2011	June 30, 2011

Raw materials	$691,510	$806,024
Work in process	781,316	604,788
Finished goods	402,169	318,076
Reserve for obsolescence	(82,299)	(106,251)
	$1,792,696	$1,622,637

4.  Property and Equipment

 Property and equipment are summarized as follows:

		(unaudited)
	Estimated	December 31,	June 30,
	Life (Years)	2011	2011

Manufacturing equipment	5 - 10	$3,360,294	$3,226,898
Computer equipment and software	3 - 5	241,598	257,451
Furniture and fixtures	5	86,399	86,299
Leasehold improvements	5 - 7	795,587	787,685
Construction in progress		235,418	227,654
Tooling	1 - 5	1,342,516	1,135,738
Total property and equipment		6,061,812	5,721,725

Less accumulated depreciation and amortization		3,701,466	3,348,703
Total property and equipment, net		$2,360,346	$2,373,022

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	December 31, 2011	June 30, 2011

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(536,603)	(520,169)
Net carrying amount	$84,699	$101,133

Amortization expense related to intangible assets totaled approximately $16,000 during both six-month periods ended December 31, 2011 and 2010.  The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2012 and each fiscal year thereafter:

2012	2013	2014	2015	Total
16,434	32,868	32,868	2,529	84,699

6. Accounts Payable

The accounts payable balance includes $58,000, and $43,000 of related party transactions for board of directors’ fees as of December 31, 2011 and June 30, 2011, respectively.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $806 and $486 for the six months ended December 31, 2011 and 2010, respectively.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at December 31,	at December 31,
Equity Compensation Arrangement		2011	2011
Amended and Restated Omnibus Incentive Plan	1,715,625	1,184,933	85,299
Employee Stock Purchase Plan	200,000	-	126,995

	1,915,625	1,184,933	212,294

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the six month period ended December 31, 2011 and 2010, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended	Six Months Ended
	December 31, 2011	December 31, 2010
Expected volatility	121%	117%
Weighted average expected volatility	121%	117%
Dividend yields	0%	0%
Risk-free interest rate	1.59%	1.18% - 1.218%
Expected term, in years	3 - 7	3 - 7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the six months ended December 31, 2011 and 49% and 0%, respectively, for the six months ended December 31, 2010.  The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2011 is presented below:

				Restricted
		Stock Options		Stock Units ("RSUs")
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2011	500,233	$3.01	6.9	434,700	0.9

Granted	90,000	1.39	9.8	160,000	2.8
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-

December 31, 2011	590,233	$2.76	6.9	594,700	1.2

Awards exercisable/
vested as of
December 31, 2011	348,358	$3.17	5.6	334,700	-

Awards unexercisable/
unvested as of
December 31, 2011	241,875	$2.18	8.8	260,000	1.2
	590,233			594,700

The weight average fair value of shares awarded for the six months ended December 31, 2011 was:

	Stock
	Options	RSUs	All Awards
Weighted average fair value
of share awards granted for the six months ended
December 31, 2011	$1.21	$1.35	$1.30

The total intrinsic value of options outstanding and exercisable at December 31, 2011 and 2010 was $1,068 and $43,645, respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2011 and 2010 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2011 and 2010 was $465,129 and $379,536, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2011 and 2010 was $225,000 and $15,250, respectively.

The total fair value of option shares vested during the six months ended December 31, 2011 and 2010 was $81,942, and $128,369, respectively.

As of December 31, 2011, there was $587,443 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Six months ended June 30, 2012	$39,526	$94,542	$134,068
Year ended June 30, 2013	79,057	168,420	247,477
Year ended June 30, 2014	64,254	94,570	158,824
Year ended June 30, 2015	23,587	18,852	42,439
Year ended June 30, 2016	4,635	-	4,635
	$211,059	$376,384	$587,443

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2011 and changes during the six months then ended:

	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average
				Grant Date Fair Values
Unexercisable/unvested awards				(per share)
June 30, 2011	182,500	200,000	382,500	$2.53
Granted	90,000	160,000	250,000	1.30
Vested	(30,625)	(100,000)	(130,625)	2.35
Cancelled/Issued/Forfeited	-	-	-	-
December 31, 2011	241,875	260,000	501,875	$2.41

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2011 and 2010 included in the consolidated statements of operations:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2011	2010

Stock options	$46,570	$39,579

RSU	91,406	64,321

Total	$137,976	$103,900

The amounts above were included in:
General & administrative	$128,104	$93,777
Cost of sales	4,536	4,513
New product development	5,335	5,610
	$137,976	$103,900

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

	(unaudited)		(unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net loss	$(343,299)	$(373,714)	$(541,746)	$(1,226,664)

Weighted average common shares outstanding:
Basic and diluted	9,761,129	9,705,890	9,753,618	9,359,068

Loss per common share:
Basic and diluted	$(0.04)	$(0.04)	$(0.06)	$(0.13)

Excluded from computation:
Options to purchase common stock	590,233	503,244	590,233	503,244
Restricted stock units	594,700	434,700	594,700	434,700
Common stock warrants	2,364,492	2,656,492	2,364,492	2,656,492
Convertible debentures	706,169	715,422	706,169	715,422
	4,255,594	4,309,858	4,255,594	4,309,858

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three and six month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment reflects net gains of approximately $21,000 for the six months ended December 31, 2011 and a loss of approximately $28,000 for the six months ended December 31, 2010.  The Company, as of December 31, 2011, had approximately $4.2 million in assets and $3.4 million in net assets located at LPOI’s Shanghai facility. The Company transferred equipment from the Orlando facility to LPOI’s Shanghai facility, and purchased and transferred equipment to the Shanghai facility, during each fiscal year since 2006 through 2011.

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

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the original 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures as discussed below.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and are immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the six-months ended December 31, 2011 and 2010, $1,616 and $107,494, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations.

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

On March 30, 2011, debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date of the Debentures from August 1, 2011 to August 1, 2013, at which time the Debentures that have not been converted into shares of Class A common stock will be due and payable in full. The one debenture holder electing not to participate in the extension was paid all amounts due under the Debenture held by such holder, or $14,250, in April 2011. Pursuant to the terms of the amendment, interest will be prepaid in Class A common stock annually each August. The extension of the maturity date of the Debentures was determined to be substantial and therefore triggered “debt extinguishment” accounting under ASC 470-50-40. The Debentures are hybrid financial instruments that blend characteristics of both debt and equity securities.  The Debentures embody settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into Class A common stock (embedded conversion feature).  As a result of the debt extinguishment accounting, $63,692 of the unamortized debt discount and $25,372 of unamortized debt issuance costs were written off to loss on extinguishment of debt. The calculated fair value of the amended Debentures as of March 30, 2011 was $1,706,919, and included $924,844 for the forward component and $782,075 for the embedded conversion feature.  The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using a Monte Carlo simulations method. The fair value of the amended Debentures exceeded the carrying value of the Debentures just prior to the amendment date by $619,419 which represents a premium. Approximately 93% of the Debentures are held by related parties and as such $576,700 of the premium was considered a capital contribution and was not included in the loss on extinguishment and therefore had no impact on additional paid in capital. The remaining $42,719 of the premium was associated with Debentures to non-related parties and thus was recorded to loss on extinguishment of debt and additional paid in capital.

For the six months ended December 31, 2011 and 2010, $0 and $269,844, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations. The unamortized debt discount was $0 and $110,541 as of December 31, 2011 and 2010, respectively.

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $1,087,500 and $1,012,500, respectively at December 31, 2011 and $1,101,750 and $1,016,250, respectively, at December 31, 2010.

We can force the debenture holders to convert the Debentures into shares of our Class A common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11.  Financing Plans

On September 29, 2011, the Company filed a Registration Statement on Form S-1, as subsequently amended (Registration No, 333-177079) with the SEC announcing its intention to raise funds through the sale of Class A common stock in a fully-underwritten public offering. The Company intended to sell up to 4.5 million units, with each unit consisting of one share of our Class A common stock, one Warrant A to purchase 0.25 shares of our Class A common stock and one Warrant B to purchase 0.25 shares of our Class A common stock. On January 27, 2012 the Company filed a request for withdrawal of the Registration Statement with the SEC. The Company has determined that it is not in the best interests of the Company to proceed with the offering at this time due to current business, economic and market conditions. Prepaid offering costs of approximately $220,000 will be written off in the third fiscal quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

From 1998 through 2002, we relied heavily on the telecommunications capital equipment market, which went through a rapid increase and a subsequent rapid decrease during this period.  During fiscal 2003 following the contraction of this market, we consolidated our corporate headquarters and all production, including production for GRADIUM glass lenses and collimators previously performed in New Mexico and production of isolators previously performed in California, in Orlando, Florida to reduce costs and adapt to the market changes.

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

In 2006, the Company began a program to reduce its operating costs, including restructuring its manufacturing operations. By 2008, the major elements of this program were implemented resulting in a significant reduction of costs. The elements of the program were: 1) moving the majority of our manufacturing to LPOI’s Shanghai facility, 2) converting our tooling to a less expensive ceramic system and 3) introducing lower cost glass materials. In exploiting our new cost structure, we have focused on leveraging LPOI’s facility in Shanghai to address high volume, low cost applications.  These applications include laser tools, laser gun sights and certain imaging applications. We have established relationships with some of the larger OEM customers in these areas and expanded our sales channels by adding distribution coverage in North America and Asia, and a master distributor in Europe.  Finally, we are designing lenses specifically for our existing and new target markets.  Our new designs and new marketing approach have brought additional requests for product information from new customers.  We believe we are well positioned to take advantage of new opportunities in these areas.

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six-month period. During the six months ended December 31, 2011 and 2010, we incurred a $21,134 gain and a $28,316 loss in on foreign currency translation, respectively.

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

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” Our backlog has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, the percent of the backlog is scheduled by the customer for date-certain delivery. We define our “12-month backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. At June 30, 2011, our 12-month backlog was approximately $3.87 million.

At December 31, 2011, our 12-month backlog increased by approximately $554,000 to $3.83 million as compared to the same period last year. Our 12-month backlog decreased by approximately $46,000 since June 30, 2011.  We believe this growth to be partially the result of our efforts to enter low-cost, high-volume commercial markets, like the industrial laser tool market and other imaging related product markets. We have seen increased quote activity for our Black Diamond product line and our new blue lenses.  Bookings and quote activity have increased for our industrial low-cost lenses in Asia. With the continuing diversification of our 12-month backlog we expect to show modest increases in revenue for the remaining quarters of 2012.

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

The following table sets forth EBITDA for the three months ended December 31, 2010 and 2011 and the six months ended December 31, 2010 and 2011:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net loss	$(343,299)	$(373,714)	$(541,746)	$(1,226,664)
Depreciation and amortization	326,269	215,727	571,707	427,270
Interest expense	22,566	113,127	46,786	493,637
EBITDA	$5,536	$(44,860)	$76,747	$(305,757)

Our EBITDA for the six months ended December 31, 2011 increased to a gain of approximately $6,000, compared to a loss of approximately $306,000 for the six months ended December 31, 2010. The increase in EBITDA was principally caused by lower net losses. For comparison purposes, net loss was approximately $542,000 or $0.06 per basic and diluted common share during the first six months of fiscal 2012, compared with the first six months of fiscal 2011, in which we reported a net loss of approximately $1.23 million or $0.13 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the six months ended December 31, 2011 and 2010, our DCSI was 89 and 87, respectively, compared to 91 for the year ended June 30, 2011.  This increase in DCSI for the six months ended December 31, 2011, as compared to the six months ended December 31, 2010, was due to higher inventory balances.  Our plants produced units based on our sales forecasts, not on actual orders.  Because we did not meet our sales forecast for the period, our inventory balance was higher than anticipated and higher than the same period in fiscal 2011.  The decrease in DCSI on December 31, 2011 from June 30, 2011 was due to higher cost of goods sold. Although our sales did not reach our forecasted levels, we anticipate DCSI to improve in the near term as a result of our increased 12-month backlog.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the six months ended December 31, 2011 and 2010, our DSO was 63 and 60, respectively. During the year ended June 30, 2011 our DSO was 60. Our DSO is higher than our target DSO of 55 due to 53% of the quarterly revenue earned was from products shipped in December, and therefore, the majority of our total current receivables have not been collected as of December 31, 2011.

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

Liquidity and Capital Resources

Cash flow and cash management continue to be primary concerns of the Company. The Company has a history of recurring losses from operations and as of December 31, 2011, the Company had an accumulated deficit of approximately $204.3 million. Cash provided by (used in) operations was $95,000 for fiscal year 2011 and ($471,000) for fiscal year 2010.  During the six months ended December 31, 2011, cash provided by operating activities was approximately $257,000.

At December 31, 2011, we had a book cash balance of approximately $595,000.  For the six months ended December 31, 2011, cash decreased by approximately $334,000 compared to a decrease of approximately $601,000 (excluding the proceeds we received from the exercise of common stock warrants) for the same period last year. The use of cash in both periods was primarily due to capital spending to expand our tooling capabilities and purchase equipment for the infrared product line.  On February 6, 2012, the Company had a book cash balance of approximately $592,000.

We believe that cash flow from operations will improve during the rest of fiscal 2012 based upon the current booking rate combined with recent quote activity and the existing 12-month backlog.  We are also continuing to seek opportunities to reduce costs and manage cash usage.  The areas in which we believe we can achieve additional cost reductions include the continuing transition of precision molded optics lenses to less expensive glass, increasing tooling life and increasing operator yields and production efficiencies.

 Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue, poor cash collections from our accounts receivables, increased material costs, increased labor costs, planned production efficiency improvements not being realized, the current ongoing economic conditions and increases in other discretionary spending, particularly sales and marketing costs.

To fund future operations, we may seek external debt or equity financing, if it can be obtained in an amount and on terms that are acceptable. We attempted to raise funds through a public offering in the second quarter; however, that financing was withdrawn as a result of current business, economic and market conditions. We may be required to seek external financing regardless of whether the terms would be acceptable, if our cash flow financial resources are not sufficient to sustain our operations or to pursue our business plan.  There is no assurance we will be able to achieve the necessary cash flow from sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related.

Sources and Uses of Cash

Operating Activities
Our sources of operating cash consist of our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for product shipments. Our uses of operating cash primarily consist of expenditures for materials and services, wages and compensation, employee benefits, rent and utilities. Our plan is to minimize our investment in inventory but still support our sales and forecasted anticipated growth. We manage our accounts payable very carefully. We have taken certain actions to conserve our cash including extending payment terms with certain of our suppliers. We have negotiated payment plans with some key vendors and sometimes work with other vendors to develop payment plans.

Investing Activities
Periodically we make expenditures for capital goods. In the first half of fiscal 2012, we had capital expenditures for tooling, computer servers and equipment to support our tooling operations, as well as purchasing equipment for the infrared product line. In the first half of fiscal 2011, we added press capacity and tooling for precision molded optics lenses. Tooling costs for precision molded optics lenses are capitalized.

Financing Activities
Since 2001, we have experienced negative cash flow or net use of cash. Over the past five fiscal years, our net use of cash has required that we draw down on our cash and cash equivalent balances and periodically raise additional funds through the sale of shares of common stock or, in the case of our August 2008 offering, debentures convertible into shares of our common stock.

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

We do not currently have any availability for borrowing under equipment leases or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company. We attempted to raise funds through a public offering in the second quarter of fiscal 2012; however, that offering was withdrawn as a result of current business, economic and market conditions. There can be no assurances that financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price.

 Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Revenues:
For the quarter ended December 31, 2011, we reported total revenues of $2.67 million compared to $2.53 million for the second quarter of last fiscal year, an increase of 6%. The increase from the second quarter of the prior fiscal year was primarily attributable to a 30% increase in sales volume of precision molded optics lens units, which accounted for 78% of our revenues.  Despite the increase in sales of precision molded optics lens units during the period, our average per unit selling price was lower due to a higher percentage of our sales being shipped against longer term negotiated contracts which have slightly lower prices.

Cost of Sales:
Our gross margin percentage in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 decreased to 32% from 40%. Total manufacturing cost of $1.83 million was approximately $300,000 higher in the second quarter of fiscal 2012 compared to the same period of the prior fiscal year. This increase in total manufacturing cost was due primarily to a change in the mix of the products sold as compared to the same period in fiscal 2011, one-time severance costs incurred with respect to Orlando and Shanghai employees, and a charge for the return of products by a customer resulting from customer specification changes.

Unit sales of precision molded optics lenses increased by 27% in the second quarter of fiscal 2012 compared to the same period last year. However, in the second quarter of fiscal 2012, 46% of our precision molded optics lens units sold were produced with more expensive glass types, compared to 15% in the same period last year.  The increase in sales of precision molded optics lens units, coupled with the fact that more of these units were of more expensive glass types, resulted in higher manufacturing costs.

Direct costs, which include material, labor and services, decreased to 26% of revenue in the second quarter of fiscal 2012, as compared to 28% of revenue in the second quarter of fiscal 2011.  The decrease in direct costs was primarily due to lower lens-coating costs and improved labor productivity. We experienced an increase in labor costs at LPOI’s Shanghai facility due to (i) increases in the minimum wage and higher benefit costs and (ii) an increase in employee headcount during portions of fiscal 2011 and fiscal 2012.  Headcount in Shanghai was reduced during the second quarter of fiscal 2012 to reflect the improved productivity and yield and to better match our production requirements to our current 12-month backlog.

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

Selling, General and Administrative:
During the second quarter of fiscal 2012, selling, general and administrative (“SG&A”) costs were approximately $884,000, compared to $997,000 in the second quarter of fiscal 2011, a decrease of approximately $113,000. This decrease was due primarily to a $75,000 decrease in investor relations expenses and a $33,000 decrease in legal expenses. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:
New product development costs were approximately $272,000 in the second quarter of fiscal 2012 compared to approximately $249,000 in the same period last year, a 9% increase. This increase was primarily due to increases in materials purchased for current projects with respect to our infrared lenses and new lens designs. We anticipate that these expenses will continue to increase for the remainder of fiscal year 2012 as we invest in the continued development of our infrared product line.

 Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended December 31, 2011 and 2010.

Other Income (Expense):
Interest expense was approximately $23,000 in the second quarter of fiscal 2012 as compared to $113,000 in the second quarter of fiscal 2011. This higher interest expense last year resulted from the accelerated conversion by certain investors of their debentures into common stock in the second quarter of fiscal 2011, which reduced the Company’s debt obligation by $100,000. The accelerated conversions resulted in approximately $56,000 of costs associated with the principal amounts converted to be expensed during the second quarter of fiscal 2011 due to the interest and debt issuance costs being amortized over the full life of the debentures. The debentures issued in August 1, 2008 accounted for approximately all of the interest, which accrues at 8% per annum, during the quarter ended December 31, 2011. Future interest expense on the debentures is expected to be approximately $23,000 per quarter. Investment and other income was approximately $1,000 in the second quarter of fiscal 2012 and $6,700 in the second quarter of fiscal 2011.

Net Loss:
Net loss was approximately $343,000 or $0.04 basic and diluted per share during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011, in which we reported a net loss of approximately $374,000 or $0.04 basic and diluted per share. The approximate $30,000 decrease in net loss resulted from the write-off of debt issuance costs associated with the accelerated conversion of a portion of the Debentures into common stock during the second quarter of fiscal 2011. Weighted-average shares outstanding (basic) was 9,761,129 in the second quarter of fiscal 2012 compared to 9,705,890 in the second quarter of fiscal 2011.  The increase in weighted-average shares outstanding was primarily due to the issuance of shares for the conversion of debentures and warrant exercises in the second quarter of fiscal 2011.

Fiscal Half: Six months ended December 31, 2011 compared to the six months ended December 30, 2010

Revenues:
For the six months ended December 31, 2011, we reported total revenues of approximately $5.41 million compared to approximately $4.78 million for the first half of last fiscal year, an increase of 13%. The increase from the first half of the prior fiscal year was primarily attributable to higher sales volumes in precision molded optics, which accounted for 78% of our revenues and higher sales of collimators. Although the unit sales of precision molded optics lenses were 50% higher as compared to the first half of fiscal 2011, our average per unit selling price was 20% lower due to decreases in negotiated contract prices with our customers.

Despite the increase in revenues during the first half of fiscal 2012, general economic conditions adversely affected some of our customers’ markets, which in turn adversely affected our sales to those customers and thus, our revenue. In particular, such conditions have affected the telecommunications market, which has caused our telecommunications customers to delay taking delivery under existing orders and new orders.  Also affecting our revenue is the continued tightening of monetary policy by the Chinese government in an effort to slow expansion of the economy and reduce inflation. As a result, construction in China has slowed, negatively impacting the market for our industrial tools in China. These occurrences resulted in lower revenue from our telecommunications and industrial tools customers. However, by taking advantage of our diversified markets and customer base, we were able to partially offset this revenue loss with increases in revenues from our defense and industrial customers, particularly with our collimator and custom optics lines.

We anticipate sales growth, and therefore an increase in revenues, primarily from precision molded optics lenses, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  Although units sold in these targeted markets increased 50% since last year, we did not achieve our sales projections. We are also targeting specific applications in each of the following areas in order to increase sales: laser tools, gun sights, biomedical instruments and telecommunication subsystems for the glass aspheres market; laser line generators, industrial tools, optical cutting/welding, scientific lasers, semiconductors, metrology systems and telecommunication subsystems for the specialty optics market; and thermal imaging, security cameras, thermography, gas sensing and defense targeting and tracking for the infrared optics market. In support of these efforts, the Company is engaging in new product development and customer prospecting for these markets. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets.

Cost of Sales:
Our gross margin percentage in the first half of fiscal 2012 compared to first half of fiscal 2011 decreased to 36% from 38%.  Total manufacturing cost of approximately $3.48 million was approximately $523,000 higher in the first half of fiscal 2012 compared to the first half of fiscal 2011. The decrease in gross margin was due primarily to a change in the mix of the products sold as compared to the same period in fiscal 2011, not achieving projected revenues as well as increased costs.

We sold 50% more precision molded optics lens units as compared to the first half of fiscal 2011 but our average selling price per unit in the first half of fiscal 2012 was 20% lower.  The decrease in our average selling price per unit of precision molded optics lenses is due to a higher percentage of our sales being shipped against longer term negotiated contracts which have slightly lower prices.  In the six months ended December 31, 2011, 53% of sales of our precision molded optics lens units were produced with more expensive glass types, compared to 15% of sales for the same period in the prior fiscal year.  This increase was due to a product mix change with fewer low cost precision molded optics than forecasted.  Sales of our industrial tool lenses grew but was under forecast as construction in China remained weak impacted by the continued tight monetary policy of the Chinese government, which resulted in a slowdown of construction in China, and in turn, lowered the demand for our lenses. Management is committed to continuing efforts to transition more precision molded optics lenses to less expensive glass, which will contribute towards achieving profitability assuming we meet our sales targets and goals for producing and selling more low-cost lenses at higher volumes.

We also experienced an increase in labor cost, including one-time costs for severance incurred with respect to Orlando and Shanghai employees and a one-time charge for the return of products by a customer resulting from customer specification changes.  We experienced an increase in labor costs at LPOI’s Shanghai facility due to (i) increases in the minimum wage and higher benefit costs and (ii) an increase in employee headcount during portions of fiscal 2011 and fiscal 2012.  Headcount in Shanghai was reduced during the first half of fiscal 2012 to reflect the improved productivity and yield and to better match our production requirements to our current 12-month backlog. Overtime expense paid to employees at our Orlando and Shanghai facilities also increased during the six months ended December 31, 2011.  This increase in overtime expense was primarily due to certain production equipment at our Orlando facility being taken offline for repairs during a time when we were implementing a planned machine conversion.  This led to a temporary decrease in tooling capacity and required that our employees work extra shifts in order to meet the demand for our products.  Both the machine repairs to our Computerized Numerical Control (“CNC”) equipment and the machine conversion are complete, which, we anticipate will reduce the likelihood of incurring significant overtime expense in the future.

The combination of these factors resulted in lower margins than budgeted, which led to a loss of approximately $542,000 for the six months ended December 31, 2011. The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded optics, collimator and infrared products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first half of fiscal 2012, SG&A costs were approximately $1.88 million, compared to $2.07 million in the first half of fiscal 2011, a decrease of approximately $189,000. This decrease was due to a $130,000 decrease in investor relations expenses, a $46,000 decrease in fees paid to NASDAQ and a $12,000 decrease in expenses for press releases. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

 New Product Development:
New product development costs were approximately $559,000 in the first half of fiscal 2012 compared to $471,000 in the same period last year, a 19% increase. This increase was primarily due to increases in materials purchased for current projects with respect to our infrared lenses and new lens designs and maintenance fees for our intellectual property. We anticipate these expenses will increase for the remainder of fiscal year 2012 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $16,000 in each of the six-month periods ended December 31, 2011 and 2010.

Other Income (Expense):
Interest expense was approximately $47,000 in the first half of fiscal 2012 as compared to $494,000 in the first half of fiscal 2011. The higher interest expense last year resulted from the accelerated conversion by certain investors of their debentures into common stock in the first half of 2011, which reduced the Company’s debt obligation by $832,500. The accelerated conversions during the first half of 2011 resulted in approximately $256,000 of debt costs associated with the principal amount converted to be expensed during the first half of fiscal 2011 due to the interest and debt issuance costs being amortized over the full life of the debentures. The debentures issued in August 1, 2008 accounted for approximately all of the interest reported, which accrues at 8% per annum, during the six months ended December 31, 2011. Future interest expense on the debentures is expected to be approximately $46,000 per each six month period. Investment and other income (expense) was approximately $34,000 in the first half of fiscal 2012 and ($4,100) in the first half of fiscal 2011.

Net Loss:
Net loss for the first half of fiscal 2012 was approximately $542,000 or $0.06 per basic and diluted common share, compared to approximately $1.23 million or $0.13 per basic and diluted per common share for the same period in fiscal 2011. Weighted-average basic shares outstanding was 9,753,618 in the first half of fiscal 2012 compared to 9,359,068 in the first half in fiscal 2011 primarily due to the issuance of shares of common stock related to the conversion of debentures in fiscal 2011.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2011, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

18.  This exhibit was filed as an exhibit to our Registration Statement on Form S-8 (File No, 333-121385) filed with the Securities and Exchange Commission on December 17, 2004, and is incorporated herein by reference thereto.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	February 9, 2012	By: /s/ J. James Gaynor
President and Chief Executive Officer

Date:	February 9, 2012	By: /s/ Dorothy M. Cipolla
Chief Financial Officer