Form 10-Q
period 2012-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2012-05-10
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

http://www.lightpath.com

2603 Challenger Tech Ct. Suite 100
Orlando, Florida 32826
______________________________________
(Address of principal executive offices)
(ZIP Code)

(407) 382-4003
___________________________________________
(Registrant’s telephone number, including area code)

N/A
_________________________________________________________________
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

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

9,768,100 shares of common stock, Class A, $.01 par value, outstanding as of May 7, 2012.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(unaudited)
	March 31,	June 30,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$490,055	$928,900
Trade accounts receivable, net of allowance of $15,191 and $7,245	2,396,639	1,833,044
Inventories, net	1,563,441	1,622,637
Other receivables	20,654	30,943
Prepaid interest expense	29,000	7,250
Prepaid expenses and other assets	209,858	189,630
Total current assets	4,709,647	4,612,404

Property and equipment, net	2,120,527	2,373,022
Intangible assets, net	76,482	101,133
Debt costs, net	4,732	7,180
Other assets	27,737	27,737
Total assets	$6,939,125	$7,121,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,302,198	$928,790
Accrued liabilities	117,336	123,705
Accrued payroll and benefits	468,448	481,318
Deferred revenue	282,000	—
Total current liabilities	2,169,982	1,533,813

Deferred rent	371,509	464,262
8% convertible debentures to related parties	1,012,500	1,012,500
8% convertible debentures	75,000	75,000
Total liabilities	3,628,991	3,085,575

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 9,768,100 and 9,713,099
shares issued and outstanding, respectively	97,681	97,131
Additional paid-in capital	207,939,837	207,636,440
Accumulated other comphrehensive income	81,610	50,593
Accumulated deficit	(204,808,994)	(203,748,263)
Total stockholders’ equity	3,310,134	4,035,901
Total liabilities and stockholders’ equity	$6,939,125	$7,121,476

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comphrehensive Income
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Product sales, net	$2,775,486	$2,434,056	8,180,749	$7,216,052
Cost of sales	1,895,724	1,456,758	5,374,593	4,412,173
Gross margin	879,762	977,298	2,806,156	2,803,879
Operating expenses:
Selling, general and administrative	1,141,366	861,051	3,020,869	2,929,578
New product development	236,643	265,746	795,894	736,838
Amortization of intangibles	8,217	8,217	24,651	24,651
Gain on sale of property and equipment	—	(7,211)	—	(7,751)
Total costs and expenses	1,386,226	1,127,803	3,841,414	3,683,316
Operating loss	(506,464)	(150,505)	(1,035,258)	(879,437)
Other income (expense):
Interest expense	(21,750)	(32,115)	(66,920)	(148,414)
Interest expense - debt discount	—	(46,746)	—	(316,590)
Interest expense - debt costs	(832)	(10,699)	(2,448)	(118,193)
Loss on extinguishment of debt	—	(131,784)	—	(131,784)
Other income (expense), net	10,061	(3,879)	43,895	(7,974)
Total other expense, net	(12,521)	(225,223)	(25,473)	(722,955)
Net loss	$(518,985)	$(375,728)	$(1,060,731)	$(1,602,392)
Loss per common share (basic and diluted)	$(0.05)	$(0.04)	$(0.11)	$(0.17)
Number of shares used in per share calculation (basic and diluted)	9,767,640	9,715,266	9,758,233	9,474,204

Foreign currency translation adjustment	9,883	29,406	31,017	1,090
Comprehensive loss	$(509,102)	$(346,322)	$(1,029,714)	$(1,601,302)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Equity
Nine months ended March 31, 2012
(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comphrehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at June 30, 2011	9,713,099	$97,131	$207,636,440	$50,593	$(203,748,263)	$4,035,901
Issuance of common stock for:
Employee stock purchase plan	13,169	132	14,013	—	—	14,145
Interest payment on convertible debentures	41,832	418	86,582	—	—	87,000
Stock based compensation on stock
options and restricted stock units	—	—	202,802	—	—	202,802
Net loss	—	—	—	—	(1,060,731)	(1,060,731)
Foreign currency translation adjustment	—	—	—	31,017	-	31,017
Balance at March 31, 2012	9,768,100	$97,681	$207,939,837	$81,610	$(204,808,994)	$3,310,134

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,060,731)	$(1,602,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	857,721	655,131
Interest from amortization of debt discount	—	316,590
Interest from amortization of debt costs	2,448	118,193
Gain on sale of property and equipment	—	(7,751)
Stock based compensation	202,802	161,660
Change in provision for doubtful accounts receivable	7,946	(14,355)
Deferred rent	(92,753)	(77,221)
Loss on extinguishment of debt	—	131,784
Changes in operating assets and liabilities:
Trade accounts receivables	(571,541)	213,307
Other receivables	10,289	—
Inventories	59,196	(541,438)
Prepaid expenses and other assets	45,022	142,943
Accounts payable and accrued liabilities	354,169	436,799
Deferred revenue	282,000	—
Net cash provided by (used in) operating activities	96,568	(66,750)
Cash flows from investing activities
Purchase of property and equipment	(580,575)	(694,597)
Proceeds from sale of equipment	—	7,751
Net cash used in investing activities	(580,575)	(686,846)
Cash flows from financing activities
Proceeds from exercise of stock options	—	5,653
Proceeds from sale of common stock from employee stock purchase plan	14,145	12,137
Costs associated with conversion of debentures	—	(6,748)
Exercise of warrants	—	231,659
Net cash provided by financing activities	14,145	242,701
Effect of exchange rate on cash and cash equivalents	31,017	1,090
Decrease in cash and cash equivalents	(438,845)	(509,805)
Cash and cash equivalents, beginning of period	928,900	1,464,351
Cash and cash equivalents, end of period	$490,055	$954,546

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,670	$—
Income taxes paid	3,694	4,079
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	$—	$832,500
Prepaid interest on convertible debentures through the issuance of common stock	87,000	—
Premium from debt exchange	—	42,719

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

The Company is engaged in the production of precision molded aspherical lenses, infrared molded lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications.

Liquidity:
Cash flow and cash management continue to be primary concerns of the Company. Cash provided by (used in) operations was approximately $95,000 and ($471,000) during fiscal years ended 2011 and 2010, respectively. During the nine months ended March 31, 2012, cash provided by operating activities was approximately $97,000.

At March 31, 2012, we had a book cash balance of approximately $490,000.  For the nine months ended March 31, 2012, our cash balance decreased by $439,000 compared to a decrease of $510,000 in the same period of the prior fiscal year.   This decrease in our cash balance for the first nine months of fiscal 2012 was primarily due to capital spending to expand our tooling capabilities and purchase equipment for the infrared product line.

Management believes that cash flow from operations will improve during the rest of fiscal 2012 based upon the current booking rate combined with recent quote activity and the existing 12-month backlog.  We are also continuing to seek opportunities to reduce costs and manage cash usage.  We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life and increasing operator yields and production efficiencies.

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

Deferred revenue relates to a $1.1 million purchase order with Raytheon Vision Systems for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company has recorded in deferred revenue in the accompanying consolidated balance sheet the difference between the amounts invoiced on the project and the amount recognized into revenue. As of March 31, 2012, the Company invoiced $425,000 and recognized $143,000 as revenue. The balance of $282,000 is recorded as deferred revenue. At March 31, 2012, we had $425,000 in  accounts receivable with respect to this purchase order, as affected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones and are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for sales or value-added taxes (VAT) are posted to the balance sheet and not included in revenue.

New product development costs are expensed as incurred.

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $126,000 at March 31, 2012.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

3. Inventories

The components of inventories include the following:

	(unaudited)
	March 31, 2012	June 30, 2011

Raw materials	$609,331	$806,024
Work in process	685,706	604,788
Finished goods	338,799	318,076
Reserve for obsolescence	(70,395)	(106,251)
	$1,563,441	$1,622,637

4.  Property and Equipment

 Property and equipment are summarized as follows:

	Estimated	(unaudited)
	Life	March 31,	June 30,
	(Years)	2012	2011

Manufacturing equipment	5 - 10	$3,368,994	$3,226,898
Computer equipment and software	3 - 5	241,900	257,451
Furniture and fixtures	5	86,239	86,299
Leasehold improvements	5 - 7	799,381	787,685
Construction in progress		242,918	227,654
Tooling	1 - 5	1,204,435	1,135,738
Total property and equipment		5,943,867	5,721,725

Less accumulated depreciation and amortization		3,823,340	3,348,703
Total property and equipment, net		$2,120,527	$2,373,022

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	March 31, 2012	June 30, 2011

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(544,820)	(520,169)
Net carrying amount	$76,482	$101,133

Amortization expense related to intangible assets totaled approximately $25,000 during both nine-month periods ended March 31, 2012 and 2011.  The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2012 and each fiscal year thereafter:

2012	2013	2014	2015	Total
8,217	32,868	32,868	2,529	76,482

6. Accounts Payable

The accounts payable balance includes approximately $54,000, and $43,000 of related party transactions for board of directors’ fees as of March 31, 2012 and June 30, 2011, respectively.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $1,433 and $1,224 for the nine months ended March 31, 2012 and 2011, respectively.

These two plans are summarized below:

	Award	Award Shares	Available for
	Shares	Outstanding	Issuance
	Authorized	at March 31,	at March 31,
Equity Compensation Arrangement		2012	2012

Amended and Restated Omnibus Incentive Plan	1,715,625	1,177,809	92,423
Employee Stock Purchase Plan	200,000	—	120,024

	1,915,625	1,177,809	212,447

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the nine month period ended March 31, 2012 and 2011, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011

Expected volatility	121% - 122%	117%
Weighted average expected volatility	121% - 122%	117%
Dividend yields	0%	0%
Risk-free interest rate	1.59% - 2.01%	1.18%
Expected term, in years	3 - 7	3 - 7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the nine months ended March 31, 2012 and 49% and 0%, respectively, for the nine months ended March 31, 2011.  The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2012 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)

June 30, 2011	500,233	$3.01	6.9	434,700	0.9

Granted	90,000	1.39	9.6	160,000	1.1
Exercised	—	—	—	—	—
Cancelled	(7,124)	—	—	—	—

March 31, 2012	583,109	$2.61	6.7	594,700	1.1

Awards exercisable/
vested as of
March 31, 2012	384,984	$2.85	5.6	359,700	—

Awards unexercisable/
unvested as of
March 31, 2012	198,125	$2.15	8.9	235,000	1.1
	583,109			594,700

The weighted average fair value of shares awarded for the nine months ended March 31, 2012 was:

	Stock		All
	Options	RSU	Awards
Weighted average fair value of share awards granted for nine months ended
March 31, 2012	$1.21	$1.35	$1.30

The total intrinsic value of options outstanding and exercisable at March 31, 2012 and 2011 was $19,103 and $68,678, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2012 and 2011 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2012 and 2011 was $608,580 and $492,870, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2012 and 2011 was $181,250 and $65,000, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2012 and 2011 was $177,279, and $223,706, respectively.

As of March 31, 2012, there was $522,617 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Three months ended June 30, 2012	$16,641	$52,601	$69,242

Year ended June 30, 2013	79,057	168,420	247,477

Year ended June 30, 2014	64,254	94,570	158,824

Year ended June 30, 2015	23,587	18,852	42,439

Year ended June 30, 2016	4,635	-	4,635
	$188,174	$334,443	$522,617

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2012 and changes during the nine months then ended:

	Stock			Weighted-Average
	Options	RSU	Total	Grant Date Fair Values
Unexercisable/unvested awards	Shares	Shares	Shares	(per share)
June 30, 2011	182,500	200,000	382,500	$2.53
Granted	90,000	160,000	250,000	1.30
Vested	(74,375)	(125,000)	(199,375)	2.27
Cancelled/Issued/Forfeited	—	—	—	—
March 31, 2012	198,125	235,000	433,125	$2.42

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2012 and 2011 included in the consolidated statements of operations:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2012	2011

Stock options	$69,455	$58,221

RSU	133,347	103,439

Total	$202,802	$161,660

The amounts above were included in:
General & administrative	$188,221	$144,174
Cost of sales	6,661	7,380
New product development	7,920	10,106
	$202,802	$161,660

8. Loss Per Share

Basic loss per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock.  The computation for basic and diluted loss per share are the same as the diluted calculation excludes certain shares as their effect would be anti-dilutive, as described in the following table:

	(unaudited)		(unaudited)
	Three months ended		Nine Months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss	$(518,985)	$(375,728)	$(1,060,731)	$(1,602,392)

Weighted average common shares outstanding:
Basic and diluted	9,767,640	9,715,266	9,758,233	9,474,204

Loss per common share:
Basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.17)

Excluded from computation:
Options to purchase common stock	583,109	502,119	583,109	502,119
Restricted stock units	594,700	434,700	594,700	434,700
Common stock warrants	2,364,492	2,656,492	2,364,492	2,656,492
Convertible debentures	706,169	715,422	706,169	715,422
	4,248,470	4,308,733	4,248,470	4,308,733

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three and nine month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment reflects net gains of approximately $31,000 for the nine months ended March 31, 2012 and a gain of approximately $1,000 for the nine months ended March 31, 2011.  The Company, as of March 31, 2012, had approximately $4.2 million in assets and $3.3 million in net assets located at LPOI’s Shanghai facility. The Company transferred equipment from the Orlando facility to LPOI’s Shanghai facility, and purchased and transferred equipment to LPOI's Shanghai facility, during each fiscal year since 2006 through 2011.

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

Upon issuance, the Debentures were immediately convertible into 1,901,948 shares of Class A common stock, based on a conversion price of $1.54 per share, which was 110% of the closing bid price of our Class A common stock on the NASDAQ Capital Market on July 31, 2008. Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”).  The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.

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

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the original 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures as discussed below.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. The warrants carry a five year term, expiring on August 1, 2013, and were immediately exercisable at a per share price of $1.68 for one-third of the warrants and $1.89 for two-thirds of the warrants. For the nine-months ended March 31, 2012 and 2011, $2,448 and $118,193, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and comprehensive income.

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

For the nine months ended March 31, 2012 and 2011, $0 and $316,590, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations and comprehensive income. The unamortized debt discount was $0 and $103 as of March 31, 2012 and 2011, respectively.

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $1,087,500 and $1,012,500, respectively at March 31, 2012 and $1,101,750 and $1,012,500, respectively, at March 31, 2011.

We can force the debenture holders to convert the Debentures into shares of our Class A common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11.  Financing Plans

On September 29, 2011, the Company filed a Registration Statement on Form S-1, as subsequently amended (Registration No. 333-177079) (the "Registration Statement") with the SEC announcing its intention to raise funds through the sale of Class A common stock in a fully-underwritten public offering. The Company intended to sell up to 4.5 million units, with each unit consisting of one share of our Class A common stock, one Warrant A to purchase 0.25 shares of our Class A common stock and one Warrant B to purchase 0.25 shares of our Class A common stock. On January 27, 2012, the Company filed a request for withdrawal of the Registration Statement with the SEC. The Company has determined that it was not in the best interests of the Company to proceed with the offering due to business, economic and market conditions. Prepaid offering costs of approximately $227,000 were written off in the fiscal quarter ended March 31, 2012 and are included in selling, general and administrative costs on the accompanying consolidated statement of operations and comprehensive income.

12. Deferred Revenue

In January 2012, the Company received a purchase order for $1.1 million from Raytheon Vision Systems.  The purchase order is for development of low cost manufacturing processes for infrared optics and is in support of Raytheon Vision Systems’ $13.4 million Defense Advanced Research Projects Agency’s (DARPA) Low Cost Thermal Imaging Manufacturing (LCTI-M) program. The goal of LCTI-M is to develop a wafer scale manufacturing process that will result in a camera on a chip, making thermal imagers affordable, accessible, and ubiquitous to every warfighter.

The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company has recorded in deferred revenue on the accompanying consolidated balance sheet the difference between the amounts invoiced on the project and the amount recognized into revenue.

As of March 31, 2012, the Company invoiced $425,000 and recognized $143,000 as revenue. The balance of $282,000 is recorded as deferred revenue. The project is expected to be completed by July 2013. At March 31, 2012, we had $425,000 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

We execute all foreign sales from our Orlando facility and intercompany transactions in U.S. dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine-month period. During the nine months ended March 31, 2012 and 2011, we incurred a $31,017 gain and a $1,090 gain in on foreign currency translation, respectively.

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

At June 30, 2011, our 12-month backlog was approximately $3.87 million. At March 31, 2012, our 12-month backlog increased by approximately $758,000 to $4.39 million as compared to the same period last year. Our 12-month backlog increased by approximately $518,000 since June 30, 2011.  We believe this growth to be the result of the booking of the $1.1 million infrared purchase order with Raytheon Vision Systems (“Raytheon”) as well as increases across our other product lines. We have seen increased quote activity for our Black Diamond product line and our new blue lenses during the nine months ended March 31, 2012 compared to the same period last year.  Bookings and quote activity have also increased for our industrial low-cost lenses in Asia. With the continuing diversification of our 12-month backlog we expect to show modest increases in revenue for the remaining quarter of 2012.

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

The following table sets forth EBITDA for the three months and nine months ended March 31, 2012 and 2011:

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss	$(518,985)	$(375,728)	$(1,060,731)	$(1,602,392)
Depreciation and amortization	286,014	227,861	857,721	655,131
Loss on extinguishment of debt	—	131,784	—	131,784
Interest expense	22,582	89,560	69,368	583,197
EBITDA	$(210,389)	$73,477	$(133,642)	$(232,280)

Our EBITDA for the nine months ended March 31, 2012 increased to a loss of approximately $134,000, compared to a loss of approximately $232,000 for the nine months ended March 31, 2011. The improvement in EBITDA was principally caused by lower net operating losses and lower interest expense. For comparison purposes, net loss was approximately $1.06 million or $0.11 per basic and diluted common share during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011, in which we reported a net loss of approximately $1.60 million or $0.17 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the nine months ended March 31, 2012 and 2011, our DCSI was 75 and 105, respectively, compared to 90 for the year ended June 30, 2011.

This decrease in DCSI for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011, and June 30, 2011 was due to higher cost of goods sold.  Our cost of goods sold increased due to an increase of $242,000 in direct costs, which includes material, labor and outside services, an increase of $35,000 in lens coating costs and an increase of $85,000 in labor costs for our infrared and collimator products as we ramp up the development of these products.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. During the nine months ended March 31, 2012 and 2011, our DSO was 79 and 60, respectively. During the year ended June 30, 2011 our DSO was 63. Our DSO is higher than our last five quarter average DSO of 68 due to 53% of the quarterly revenue earned was from products shipped in March, and therefore, the majority of our total current receivables have not been collected as of March 31, 2012.

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

Liquidity and Capital Resources

Cash flow and cash management continue to be primary concerns of the Company. The Company has a history of recurring losses from operations and as of March 31, 2012, the Company had an accumulated deficit of approximately $204.8 million. Cash provided by (used in) operations was $95,000 for fiscal year 2011 and ($471,000) for fiscal year 2010.  During the nine months ended March 31, 2012, cash provided by operating activities was approximately $97,000.

At March 31, 2012, we had a book cash balance of approximately $490,000.  For the nine months ended March 31, 2012, cash decreased by approximately $439,000 compared to a decrease of approximately $510,000 (excluding the proceeds we received from the exercise of common stock warrants) for the same period last year. The use of cash in both periods was primarily due to capital spending to expand our tooling capabilities and purchase equipment for the infrared product line.  On May 7, 2012, the Company had a book cash balance of approximately $720,000.

We believe that cash flow from operations will improve for the remainder of fiscal 2012 based upon the current booking rate combined with recent quote activity and the existing 12-month backlog.  We are also continuing to seek opportunities to reduce costs and manage cash usage.  The areas in which we believe we can achieve additional cost reductions include the continuing transition of precision molded optics lenses to less expensive glass, increasing tooling life and increasing operator yields and production efficiencies.  In the fourth quarter of fiscal 2012 we took action to further reduce our costs. We reduced staff in Orlando and cut all Orlando salaries by 5%. This cost reduction is expected to have an annual gross margin impact of $400,000.

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

Investing Activities
Periodically we make expenditures for capital goods. In the first nine months of fiscal 2012, we had capital expenditures for tooling, computer servers and equipment to support our tooling operations, as well as purchasing equipment for the infrared product line. In the first nine months of fiscal 2011, we added press capacity and tooling for precision molded optics lenses. Tooling costs for precision molded optics lenses are capitalized.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues:
For the quarter ended March 31, 2012, we reported total revenues of $2.78 million compared to $2.43 million for the third quarter of last fiscal year, an increase of 14%. The increase from the third quarter of the prior fiscal year was attributable to increases in sales across all product lines. Unit shipment volume in precision molded optics increased by 12% in the third quarter of 2012 compared to the same period of the prior fiscal year. Growth in sales going forward is expected to be derived primarily from the precision molded lenses product line, particularly our low cost lenses being sold in Asia and from our infrared and collimator products.

Cost of Sales:
Our gross margin percentage in the third quarter of fiscal 2012 was 32% compared to 40% for the third quarter of fiscal 2011. Total manufacturing costs of $1.90 million were approximately $439,000 higher in the third quarter of fiscal 2012 compared to the same period of the prior fiscal year. The increase in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of an increase of $242,000 in direct costs, which includes material, labor and outside services, due to increased sales; an increase of $35,000 in lens coating costs, and an increase of $85,000 in labor costs for our infrared and collimator products as we ramp up the development of these products.

Unit sales of precision molded optics lenses increased by 12% in the third quarter of fiscal 2012 compared to the same period last year. In the third quarter of fiscal 2012, 9% of our precision molded optics lens units sold was produced with more expensive glass types, compared to 16% in the same period last year.  This decrease is the result of our transition from higher-cost glass materials to lower-cost glass materials. However, the transition from higher-cost glass materials to lower-cost glass materials causes inefficiencies in our coating process. The lens coating on our higher-cost glass lenses is different from the lens coating on our lower-cost glass lenses and requires separate coating runs, thereby increasing our lens coating costs. Once the transition to lower-cost glass lenses is complete, we expect our coating efficiencies to improve and our costs to decrease.

Direct costs, which include material, labor and services, decreased to 24% of revenue in the third quarter of fiscal 2012, as compared to 27% of revenue in the third quarter of fiscal 2011.  The decrease in direct costs was primarily due to improved labor productivity. We reduced our employee headcount at LPOI’s Shanghai facility during the second and third quarters of fiscal 2012 to reflect the improved productivity and yield and to better match our production requirements to our current 12-month backlog.

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

Selling, General and Administrative:
During the third quarter of fiscal 2012, selling, general and administrative (“SG&A”) costs were approximately $1.14 million, compared to $861,000 in the third quarter of fiscal 2011, an increase of approximately $280,000. This increase was due primarily to incurring expenses of $227,000 related to our securities offering that was subsequently withdrawn in the third quarter of fiscal 2012. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:
New product development costs were approximately $237,000 in the third quarter of fiscal 2012 compared to approximately $266,000 in the same period last year, an 11% decrease. This decrease was primarily due to decreases in materials purchased for current projects. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2012 as we invest in the continued development of our infrared and collimator product lines.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended March 31, 2012 and 2011.

Other Income (Expense):
Interest expense was approximately $23,000 in the third quarter of fiscal 2012 as compared to $90,000 in the third quarter of fiscal 2011. This higher interest expense last year resulted from interest on our convertible debentures, at 8% per annum and amortization of debt discount and debt costs. Loss on extinguishment of debt of $132,000 during the third quarter of fiscal 2011 resulted from the two year extension of the maturity date of our convertible debentures and included the write-off of approximately $89,000 of debt issuance costs and debt discount and premium of $43,000 from debt exchange for a non-related debt holder.

Net Loss:
Net loss was approximately $519,000 or $0.05 basic and diluted per share during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011, in which we reported a net loss of approximately $376,000 or $0.04 basic and diluted per share. The approximate $143,000 increase in net loss resulted from the write-off of expenses equal to $227,000 incurred in connection with our withdrawn secutities offering in the third quarter of fiscal 2012, offset by $70,000 in lower interest expense. Weighted-average shares outstanding (basic) was 9,767,640 in the third quarter of fiscal 2012 compared to 9,715,266 in the third quarter of fiscal 2011.  The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock forrelated to the payment of interest on convertible debentures, shares issued for our related to the employee stock purchase plan and shares issued upon the exercise of incentive stock options.

Fiscal First Nine Months: Nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

Revenues:

For the nine months ended March 31, 2012, we reported total revenues of approximately $8.18 million compared to approximately $7.22 million for the first nine months of last fiscal year, an increase of 13%. This increase from the first nine months of fiscal 2011 was primarily attributable to higher sales volumes in all of our major product lines. The number of units of precision molded optics sold increased by 35% due to our increased production capability and our pursuit of the low cost, high volume lens business. Growth in sales going forward is expected to be derived primarily from our precision molded optics product line, particularly our low cost lenses sold in Asia, and our infrared and collimator product lines.

We anticipate sales growth, and therefore an increase in revenues, primarily from precision molded optics lenses, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  Units sold in these targeted markets increased 35% since last year. We are also targeting specific applications in each of the following areas in order to increase sales: laser tools, gun sights, biomedical instruments and telecommunication subsystems for the glass aspheres market; laser line generators, industrial tools, optical cutting/welding, scientific lasers, semiconductors, metrology systems and telecommunication subsystems for the specialty optics market; and thermal imaging, security cameras, thermography, gas sensing and defense targeting and tracking for the infrared optics market. In support of these efforts, the Company is engaging in new product development and customer prospecting for these markets. We believe these factors will contribute towards achieving profitability assuming we meet our sales targets.

Cost of Sales:
Our gross margin percentage in the first nine months of fiscal 2012 was 34% compared to 39% for first nine months of fiscal 2011. Total manufacturing costs of $5.37 million were approximately $962,000 higher in the first nine months of fiscal 2012 compared to the same period of the prior fiscal year. This increase in manufacturing costs resulted from an increase of $412,000 in direct costs, which includes materials, labor and outside services, due to increased sales, an increase of $349,000 in labor costs for our collimator and infrared products as we ramp up the development of these products, and an increase of $174,000 in lens coating costs. Direct costs, which include material, labor and services, remained unchanged at 26% of revenue in the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011, with yield and efficiency improvement offsetting higher labor rates paid to employees at LPOI’s Shanghai facility.  The average cost per unit decreased by 8% due to higher unit volume reducing overhead costs per unit, partially offset by higher freight costs. This improvement in the average cost per unit was offset by a 15% decrease in the average selling price per unit due to market demands and the changing product mix of orders, negatively impacting gross margin.

In the nine months ended March 31, 2012, 11% of sales of our precision molded optics lens units were produced with more expensive glass types, compared to 18% of sales for the same period in the prior fiscal year.  This decrease was due to our transition to a lower-cost glass material. Sales of industrial tool lenses increased but were under our projected forecast as construction in China remained weak impacted by the continued tight monetary policy of the Chinese government, which resulted in a slowdown of construction in China, and in turn, lowered the demand for our lenses. Management is committed to continuing efforts to transition more precision molded optics lenses to less expensive glass, which will contribute towards achieving profitability assuming we meet our sales targets and goals for producing and selling more low-cost lenses at higher volumes.

We also experienced an increase in labor costs, including one-time costs for severance incurred with respect to Orlando and Shanghai employees and a one-time charge for the return of products by a customer resulting from customer specification changes.  We experienced an increase in labor costs at LPOI’s Shanghai facility due to (i) increases in the minimum wage and higher benefit costs and (ii) an increase in employee headcount during portions of fiscal 2011 and fiscal 2012.  Headcount in Shanghai was reduced during the first nine months of fiscal 2012 to reflect the improved productivity and yield and to better match our production requirements to our current 12-month backlog. Overtime expense paid to employees at our Orlando and Shanghai facilities also increased during the nine months ended March 31, 2012.  This increase in overtime expense was primarily due to certain production equipment at our Orlando facility being taken offline for repairs during a time when we were implementing a planned machine conversion.  This led to a temporary decrease in tooling capacity and required that our employees work extra shifts in order to meet the demand for our products.  Both the machine repairs to our Computerized Numerical Control (“CNC”) equipment and the machine conversion are complete, which, we anticipate will reduce the likelihood of incurring significant overtime expense in the future.

The combination of these factors resulted in lower margins than budgeted, which led to a loss of approximately $1.06 million for the nine months ended March 31, 2012. The most significant factor creating potential downward pressure on our gross margins is the level of revenue from the sales of precision molded optics, collimator and infrared products. Lower revenues generated from sales of these products may affect our ability to cover certain fixed costs related to such products. As our revenues increase we expect improvements in gross margins as our overhead costs are amortized over a higher base.

Selling, General and Administrative:
During the first nine months of fiscal 2012, SG&A costs were approximately $3.02 million, compared to $2.93 million in the first nine months of fiscal 2011, an increase of approximately $91,000. This increase was due to incurring expenses of $227,000 in connection with our withdrawn securities offering offset by a decrease in investor relations expense of $130,000, a decrease in NASDAQ fees of $44,000 and a decrease of $10,000 of EDGAR filing fees with the SEC. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:
New product development costs were approximately $796,000 in the first nine months of fiscal 2012 compared to $737,000 in the same period last year, an 8% increase. This increase was primarily due to an increase in the number of new lens projects which increased activity for the development of our infrared lenses and maintenance fees for our intellectual property. We anticipate these expenses will increase modestly for the remainder of fiscal year 2012 as we continue the development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $25,000 in each of the nine-month periods ended March 31, 2012 and 2011.

Other Income (Expense):
Interest expense was approximately $69,000 in the first nine months of fiscal 2012 as compared to $583,000 in the first nine months of fiscal 2011. The higher interest expense last year resulted from the accelerated conversion by certain investors of their convertible debentures into common stock in the first nine months of 2011, which reduced the Company’s debt obligation by $832,500. The accelerated conversions during the first nine months of 2011 resulted in approximately $256,000 of unamortized debt costs associated with the principal amount converted to be expensed in full. The convertible debentures issued in August 1, 2008 accounted for approximately all of the interest reported, which accrues at 8% per annum, during the nine months ended March 31, 2012. Future interest expense on the debentures is expected to be approximately $69,000 per each nine month period. Investment and other income (expense) was approximately $44,000 in the first nine months of fiscal 2012 and ($8,000) in the first nine months of fiscal 2011.

Net Loss:
Net loss for the first nine months of fiscal 2012 was approximately $1.06 million or $0.11 per basic and diluted common share, compared to approximately $1.60 million or $0.17 per basic and diluted per common share for the same period in fiscal 2011. Weighted-average basic shares outstanding was 9,758,233 in the first nine months of fiscal 2012 compared to 9,474,204 in the first nine months in fiscal 2011 primarily due to the issuance of shares of common stock for our employee stock purchase plan and issuance of common stock as payment of interest due on our debentures.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue in the accompanying consolidated balance sheet the difference between the amounts invoiced on the project and the amount recognized into revenue. As of March 31, 2012, the Company invoiced $425,000 and recognized $143,000 as revenue. The balance of $282,000 was recorded as deferred revenue. At March 31, 2012, we had $425,000 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debenture, dated as of March 30, 2011	17

10.19	2004 Employee Stock Purchase Plan dated December 6, 2004	18

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

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

*     Filed herewith.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.  In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 of this Quarterly Report on Form 10-Q shall not be subject to the liability of Section 18 of the Securities and Exchange Act of 1934 and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 10, 2012	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer