Form 10-K
period 2012-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2012-09-06
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒              NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act). YES ☐  NO ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $8,125,233 as of December 31, 2011.

As of September 6, 2012, the number of shares of the registrant’s Class A Common Stock outstanding was 11,801,684.

LightPath Technologies, Inc.
Form 10-K

PART I

Item 1.    Business.

General

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) manufactures optical components and higher level assemblies including precision molded glass aspheric optics, isolators, proprietary high performance fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light.  We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to function more effectively.  For example:

•	Molded glass aspheres are used in various high performance optical applications primarily based on laser technology;
•	Isolators prevent the back-reflection of optical signals that can degrade optical transmitter and amplify performance whenever light must enter or exit a fiber optic cable (“fiber”);
•	Collimators are assemblies that are used to straighten and make parallel diverging light as it exits a fiber, and are used in laser delivery applications like fiber lasers; and
•	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance so that it approximates aspheric lens performance.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant increased our overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

We focus on three primary product markets which we believe will provide significant growth opportunities over the next several years. These markets are as follows: 1) glass aspheres, which we project to grow to $1.2 billion globally by 2014 driven by OEM laser modules and the demand for internet mobility; 2) specialty optics, which we project to grow to $500 million globally by 2014 driven by high-power laser applications and custom designs; and 3) infrared systems, which we project to grow to $20.0 billion globally by 2014 driven by defense and commercial applications.  These large overall markets total $23.7 billion globally.

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

We plan to accomplish this growth by:

o	Continuing our penetration into high-volume applications by leveraging our low cost structure;

o	Introducing new value-added products;

o	Expanding our market presence by broadening our customer base and leveraging our Shanghai subsidiary to gain direct access to the Asian market;

o	Adding new products for industrial tools, laser based measurement tools and laser based gas sensing instruments;

o	Leveraging our expanded sales distribution channels worldwide; and

o	Completing the development of molded infrared lenses and assembly products which will enable future revenue growth.

Precision Molded Aspheric Lenses. We have rights under a royalty-free perpetual license to the Precision Molded Optics process originally developed by Corning, Inc., whose business in this field we acquired in 1994. Products manufactured using this technology include glass aspheric lenses, sub-millimeter lenses and lens arrays. Precision molded aspheres are our base business and this business tracks with the growth of the laser diode markets which have a 5% cumulative annual growth rate. We anticipate that our annual growth rate for the precision molded aspheres product line will grow at a rate faster than 5% as we continue to add new product lenses and applications from the industrial tool market, telecommunications and medical instruments. In addition, we see new growth opportunities in the area of imaging lenses. We have developed several lenses designed for this market and have been successful in securing several new customers in this area. These growth opportunities are well diversified and include laser tools, telecom transceivers, micro-projectors, scientific and bench top lasers, range finders, medical devices, bar code scanners and laser based spectrometers.

Infrared Molded Glass Aspheric Lenses & Assemblies. Infrared systems, which include thermal imaging cameras, gas sensing devices, spectrometers, night vision systems, automotive driver awareness systems such as blind spot detection, thermal weapon gun sights and infrared counter measure systems, represent a market that is forecasted to grow to $20.0 billion by 2014. LightPath has proprietary manufacturing and material technology to manufacture molded optics that addresses applications across a broad cross section of this market. We are continuing to develop a molded infrared aspheric optic product line with short (SWIR), mid (MWIR) and long (LWIR) wave materials. Advances in optical material now provide a technology path to produce molded infrared aspheric optics over the wavelength range of 1 to 14 microns. Traditionally, infrared optics relies on individually diamond turned, polished or other lengthy manufacturing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses.

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

Specialty Products & Assemblies.  LightPath has a group of products that take advantage of our unique technologies and capabilities. These include custom optical designs, mounted lenses, assemblies, isolators, collimators and GRADIUM lenses.

Isolators.  We manufacture a qualified family of laminate and custom isolators, and sell isolator assemblies for applications in all communication markets.  Isolators for communications, in general, is a very cost sensitive product.  We moved the production of our isolators to our Shanghai facility in order to help cut costs and improve our gross margin. This is a product line which fluctuates with the telecommunications market.

Collimators. We are specifically targeting and selling high power collimators in diverse markets such as fiber laser systems, Nd:YAG laser cutting and welding systems and communications systems. Our standard collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of ten watts of optical power. Customers have passively tested our collimators to over 100 watts in the forward direction. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses.

GRADIUM Lenses.  We developed GRADIUM glass as an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems. Typical applications include surgical lasers, high power YAG lasers for welding, cutting and marking, defense-market uses, and test and measurement. GRADIUM has a unique capability to handle up to 10 kilowatts of power and is servicing a niche market for laser high-power cutting and laser welding.

Optical Assemblies.  We produce optical assemblies based on our proprietary technologies. We design, build and sell optical assemblies into markets for test and measurement, medical devices, military, industrial and communications. Many of our assemblies consist of several products that LightPath manufactures.  The OASIS product line consists of an optical isolator that is aligned and mounted to a molded aspheric lens.  This product has been particularly well received in the communications market for its value in reducing assembly time and component count for the customer.

Sales and Marketing

Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage, infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, lens systems) to products incorporating lens components (e.g., robotics, semiconductor production equipment) and communications (various optics are required for bandwidth expansion and improved data transfer for the optical network). As a result, we market our products across a wide variety of customer groups including laser systems manufacturers, laser OEMs, infrared-imaging systems vendors, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical and industrial measurement equipment manufacturers, government defense agencies and research institutions worldwide.

Sales Organization   We have regional sales forces that market and sell our products directly to customers in North America and China.  We also have a master distributor in Europe. We have formalized relationships with fifteen industrial, laser, and optoelectronics distributors and channel partners located in the United States and foreign countries to assist in the distribution of our products in highly specific target markets and have reseller arrangements with the top three product catalogs in the optics and opto-electronics market.  In addition, we also maintain our own product catalog and internet website (www.lightpath.com) as vehicles for broader promotion of our products. We make use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

All of our partners work diligently to expand opportunities in emerging geographic markets and through alternate channels of distribution. We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Trade Shows.  We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in several United States based shows including Society of Photographic Instrumentation Engineers (“SPIE”) Photonics West in January 2012 and SPIE Defense, Security and Sensing in April 2012. We also participate in shows in China such as the China International Optoelectronic Exposition in Shenzhen.  In addition, we partner with key distributors to attend exhibitions such a Laser World of Photonics in Munich, Germany.  Such a strategy underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These trade shows provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

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

We believe our unique capabilities in optical design engineering that are available on the merchant market, our low cost structure and our substantial presence in Asia, particularly in China, provides us with a competitive edge and assists us in securing business. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign production source. We also have a broad product offering in addition to the molded aspheric lenses with proprietary GRADIUM lens glass, collimators, isolators, infrared lenses and assembly technology.

Precision Molded Aspheric Lenses.  Manufacturers of conventional lenses and optical components include companies such Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. Our products compete with products currently produced by these companies. In addition to being substantial producers of optical components, these companies are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products.

Aspheric lenses that improve the shortcomings of conventional lenses significantly compete with our molded glass aspheric lenses. Aspheric lens system manufacturers include Panasonic, ALP’s and Hoya Corporation. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products.  However, we believe that our optical design expertise and our flexibility in providing custom high performance optical components at a low price are key competitive advantages for us over these competitors.

Plastic molded aspheres and  hybrid plastic/glass aspheric optics, such as those manufactured by Anteryon, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost as their measure of success over performance and durability.   Our low cost structure allows us to compete with these lenses based on higher performance and durability from our glass lenses at only a small premium in price over plastic or plastic/glass hybrid lenses.

Infrared Molded Glass Aspheric Lenses & Assemblies. LightPath’s infrared molded aspheric optics compete with traditional infrared lenses manufactured from germanium such as those produced by Janos Technologies.  These lenses can either be polished spherical or are diamond turned aspherical.  LightPath’s molded lenses compete with spherical lenses because like all aspheres they can replace doublets or triplets based on the higher performance of an aspheric lens.  Diamond turned aspheres from germanium are expensive to produce in high volumes and time consuming to manufacture.  LightPath’s molded aspheric lenses compete with these technologies through our low cost, high volume lens business strategy.

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

Specialty Products & Assemblies. Due to the unique nature of each of these product lines, we have few direct competitors.  However, each technology has alternate technologies that indirectly compete with our products.

GRADIUM.  GRADIUM lenses are a well-established technology that has successfully competed in the niche market for high power laser optics.  GRADIUM is derived from unique technology that no other manufacturer possesses to produce lenses in the high power laser optics market.  However, there are other competing technologies such as traditional fused silica doublets and triplets as well as newer large diameter aspheres, such as those manufactured by Asphericon or Edmund Optics.

Isolators.  We compete with a few specific players in the isolator segment of the components market. These include Namiki, TDK, Tokin, Kyocera and Sumitomo. Our strategy does not involve direct competition with the “catalog” offerings of these companies; rather, we focus our efforts on designing and manufacturing custom specialty and hybrid components according to particular OEM specifications. The manufacturing of our isolator products is done in our Shanghai facility.

Collimators.  LightPath’s collimator line focuses on high performance and high durability fiber optic systems for lasers and optical systems. There are currently only a handful of direct competitors for our collimators, such as Optoskand and Oz Optics. The key difference between our collimators and our competitors’ collimators is in our fiber fusion technology.  This fusion technology eliminates the air interface at the tip of a fiber providing a more robust, reliable construction than our competition.

Manufacturing

Facilities. Our manufacturing is performed in a 22,000 square foot production facility in Orlando, Florida and in a 16,000 square foot production facility in Shanghai. With space remaining in the Shanghai and Orlando facilities, we believe our facilities are adequate to accommodate our foreseeable needs. Both facilities feature areas for each step of the manufacturing process including tooling and coating work areas, preform manufacturing and a clean room for pressing and integrated assembly. Both facilities include new product development laboratories and space that includes development and metrology equipment.

Production and Equipment. Our Orlando facility contains a manufacturing area for our molded glass aspheres, a tooling and machine shop to support new product development, commercial production requirements for our lens holders and the fabrication of proprietary press work stations and mold equipment. We also have glass coring equipment to meet our current needs of GRADIUM product sales worldwide. Our Orlando facility includes a clean room for our collimator assembly workstations.  The facility is also International Traffic in Arms and Regulation (ITAR) compliant.  LPOI’s Shanghai facility features a molded glass aspheres manufacturing area and clean room.  Both facilities are ISO 9001:2008 certified. For more information regarding our facilities, please see Item 2. Properties in this Annual Report.

Subcontractors and Strategic Alliances.  We believe that low-cost manufacturing will be crucial to our long-term success. In that regard, we have generally used subcontractors in our production process to accomplish certain processing steps requiring specialized capabilities. For example, we presently use a number of qualified subcontractors for fabricating, polishing, and coating certain lenses as necessary. We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

Suppliers.  We utilize a number of glass compositions in manufacturing our molded glass aspheres and lens array products.  These precuts are available from a large number of suppliers, including Hikari Glass. Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of major optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of major manufacturers. We believe that a satisfactory supply of such production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

We also rely on local and regional vendors for component materials and services such as housings, fixtures, magnets, chemicals and inert gases, specialty ceramics, UV and AR coatings, and other specialty coatings. In addition, certain products require external processing such as anodizing and metallization. To date, we have found a suitable number of qualified vendors for these materials and services.

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

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks and copyrights. The products and technologies that we employ use patents that are either owned and maintained by us or licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment and micro-fabrication. The first of our issued patents expired in 2006; the remainder expire at various times through 2023.

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

Environmental and Governmental Regulation

Currently, emissions and waste from our manufacturing processes are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize contain lead and other toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

We also utilize certain chemicals, solvents and adhesives in our manufacturing process. We believe we maintain all necessary permits and believe we are in full compliance with all applicable regulations.

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

New Product Development

For many years, we were engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, new product development efforts were broadened or acquired that led to the development of our capabilities in molded aspheric lenses, infrared lenses, isolators and collimators. However, as part of our cash conservation strategy, we conducted very limited basic research and development throughout fiscal 2012 and 2011. We incurred expenditures for new product development during fiscal years 2012 and 2011 of approximately $1.05 million and $995,000, respectively. Our efforts in this area were concentrated on product development to support existing and new customers in the design and manufacture of items in two of our product lines: lenses and collimators.

Our present new product development efforts are focused on infrared optics products for imaging and sensing, blue lens applications, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We currently plan to expend approximately $1.29 million for new product development during fiscal 2013, which could vary depending upon revenue levels, customer requirements and perceived market opportunities.

For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2012, we had sales to four customers that individually comprised at least 5% of our annual revenue: Crimson Trace at 10%, Thorlabs at 9%, AMS at 9% and Raytheon Missile Systems at 5%.  In fiscal 2011, we had sales to three customers that individually comprised at least 5% of our annual revenue: Thorlabs at 9%, Crimson Trace at 7% and Edmunds Industrial Optics at 6%.   Similarly, in fiscal 2010, Thorlabs, Crimson Trace and Edmunds Industrial Optics individually comprised at least 5% of our annual revenue at 7%, 12% and 6%, respectively. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2012, 31% of our net revenue was derived from sales outside of the United States, with 86% of our foreign sales occurring to customers in Europe and Asia.

Employees

As of June 30, 2012, we had 169 full-time equivalent employees, with 53 in Florida and 116 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2013. We have 24 employees engaged in management, administrative and clerical functions, 14 in new product development, 9 in sales and marketing and 122 in production and quality functions. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

Item 2.    Properties.

We occupy a 22,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, marketing, internal sales, manufacturing management and some manufacturing operations. At our Orlando facility, our molded glass aspheres manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities.  It also features a tooling and machine shop, which can support new product development, commercial production requirements for our lens holders and the fabrication of propriety press workstations and mold equipment. Our Orlando facility has glass coring equipment for our current needs of GRADIUM product sales in the United States and Europe and also includes a clean room for our collimator assembly workstations which include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations.  Our Orlando facility is International Traffic in Arms Regulations (ITAR) compliant.

Our rental payments for our Orlando facility are approximately $40,000 per month through April 2015, which includes all charges, including common area maintenance, escalation, and certain pass-through of taxes and other operating costs.

Due to the transfer of manufacturing for over 90% of our production requirements for our precision molded optic line and our isolator product line to LPOI’s Shanghai facility, we previously reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet, as reflected in the third, fourth and fifth amendments to the Orlando facility lease, effective December 1, 2007, May 1, 2009 and May 1, 2012, respectively,  The lease term was also extended from November 30, 2008, to April 30, 2015, and minimum rental rates for the extension term were established based on annual increases of three percent.  Additionally, there are two 3-year extension options exercisable by the Company.  The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.

Our wholly-owned subsidiary, LPOI, also leases a 16,000 square foot facility located in Jiading, People’s Republic of China. In May 2009 the Chinese government paid LPOI to move to a new facility in the Jiading Industrial Zone near Shanghai. LPOI’s Shanghai facility features a molded glass aspheres manufacturing area, which includes lens pressing equipment, advanced metrology and inspection equipment and coating facilities.  The clean room in LPOI’s Shanghai facility features isolator manufacturing equipment, sub-micron alignment engines, automated dispensing systems and precision dicing equipment. The facility is used primarily for our manufacturing operations and has increased our overall production capacity, enabling us to compete for larger production volumes of optical components and assemblies and strengthen partnerships within the Asia/Pacific region.  It has also provided a launching point to drive our sales expansion in the Asia/Pacific region.

LPOI signed a five year lease that will expire April 30, 2014.  The Shanghai facility houses 116 employees. The rent is approximately $6,000 per month.

We are ISO 9001:2008 certified at both the Orlando and Shanghai facilities. Much of our product qualification is performed in-house at both facilities.  Our test and evaluation capabilities include damp heat, high/low temp storage, and a thermal shock oven, which are representative of the equipment required to meet Telecordia requirements and other customer required product specifications.  Our New Product Development department has computer aided design (CAD) tools and technical support.  The continuing implementation of various statistical process controls (SPCs) is being pursued to improve product yields and allows us to reduce costly manual testing operations.  Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers may demand rigorous testing prior to their purchase of our products.

We believe the facilities are suitable for our production needs and adequate to meet our future needs. Current production levels for both of our facilities are at 76% of capacity and therefore, we have the ability to add equipment and additional work shifts to meet forecasted demand.

The territorial sales personnel maintain an office from their homes to serve their geographical territories.

Item 3.     Legal Proceedings.

As disclosed in note 13 under “Notes to the Consolidated Financial Statements”, the Company is involved in various legal actions arising in the normal course of business.  Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NCM. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2012 was $1.03 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2012
Quarter ended June 30, 2012	$1.44	$1.02
Quarter ended March 31, 2012	$2.05	$0.88
Quarter ended December 31, 2011	$1.59	$0.90
Quarter ended September 30, 2011	$2.44	$1.41

Fiscal Year Ended June 30, 2011
Quarter ended June 30, 2011	$2.18	$1.50
Quarter ended March 31, 2011	$2.35	$1.27
Quarter ended December 31, 2010	$2.83	$1.61
Quarter ended September 30, 2010	$3.44	$1.57

Holders

As of August 28, 2012, we estimate there were approximately 246 holders of record and approximately 5,010 street name holders of our Class A common stock.

Dividends

We have never declared or paid any cash dividends on our Class A common stock and do not intend to pay any cash dividends in the foreseeable future. We are currently prohibited from declaring dividends without the prior written consent of the holders of at least 80% in principal amount of the then outstanding convertible debentures issued on August 1, 2008.  We currently intend to retain all future earnings in order to finance the operation and expansion of our business. In addition, the payment of dividends, if any, in the future, will depend on our earnings, capital requirements, financial conditions and other relevant factors.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of fiscal 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$2.61	99,139

Equity compensation plans not approved by security holders	-	-	-

Recent Sales of Unregistered Securities

On March 30, 2011, the Company and holders of our 8% Senior Secured Convertible Debentures (the “Debentures”) holding approximately 98.71% of the outstanding principal amount of the Debentures executed a second amendment to the Debentures.  The amendment provided, among other things, that accrued interest on the unconverted and outstanding principal amount of each Debenture would be paid in shares of Class A common stock on (i) August 1, 2011 for the period from August 1, 2011 through July 31, 2012 and (ii) August 1, 2012 for the period from August 1, 2012 through the maturity date.  On August 1, 2011, the Company issued 41,832 shares of Class A common stock and on August 1, 2012, the Company issued 84,471 shares of Class A common stock in connection with the amendment to the Debentures.  The Company did not receive any cash proceeds from the issuance of the shares of Class A common stock.  The issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act (in that the shares of Class A common stock were issued by the Company in a transaction not involving any public offering).  The shares of Class A common stock have not been registered for sale under the Act.

On June 29, 2012, we issued a Common Stock Purchase Warrant to purchase 25,000 shares of Class A common stock to Hayden IR, LLC for services rendered as a consultant.  The warrant is exercisable at an exercise price of $1.0301 for a period of three years beginning December 29, 2012.  The warrant may also be exercised on a “cashless” basis.  We did not receive any cash proceeds from the issuance of the warrant.  The issuance was exempt from the registration requirements of the Act pursuant to Section 4(a)(2) of the Act (in that warrant and the shares of Class A common stock underlying the warrant were issued by the Company in a transaction not involving any public offering).  The warrant and the shares of Class A common stock underlying the warrant have not been registered for sale under the Act.

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

Liquidity and Capital Resources

History and Background:

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs.  From February 1996 (when our initial public offering occurred) through the end of our fiscal 2012, inclusive, we have raised a net total of approximately $104 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our capital stock.

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Although we achieved positive cash flow from operations, we were not profitable during fiscal 2012 or 2011. Cash provided by operations was $406,000 for fiscal 2012. Cash provided by (used in) operations was $95,000 and ($471,000) during fiscal 2011 and 2010, respectively. The improvements in cash flows from operations are as a result of the cash conservation strategy and the additional markets we are able to address due to our lower cost structure.  We have also extended payment terms with certain of our suppliers, and have delayed purchases for as long as practical using just-in-time ordering practices and reduced head count and salaries for our Orlando staff in April 2012.  The headcount and salary reduction amount to $400,000 per year.

We have recurring losses from operations and, as of June 30, 2012, we have an accumulated deficit of approximately $205 million.  Our accumulated deficit was approximately $204 million and $202 million for fiscal years ended June 30, 2011 and 2010, respectively.

Management has developed an operating plan for fiscal 2013 and believes we have adequate financial resources for achievement of this plan and to sustain our current operations in the coming year. The fiscal 2013 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on low cost, high volume applications, optical assemblies including our redesigned collimator product line and infrared products.  We expect further margin improvements based on production efficiencies and yield improvements.  We expect improved overhead absorption as we increase the volume of products produced and lower material costs since we will be able to purchase materials in higher volumes. We also will continue to implement new cost reductions with programs to improve tool life and lower anti-reflective coating costs by coating the lenses at our facilities. We have established milestones that will be tracked to ensure that as funds are being used that we are achieving results before additional funds are committed. Management will be monitoring the base business plan closely during the year and should the base business plan objectives not be met during the year, remedial actions will be initiated.

We continue to face financial challenges along with many in the industries we do business with, as the worldwide economic instability continues to create turbulence in the market.  We engaged in continuing efforts to keep costs under control as we sought renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. On September 4, 2012 we had a book cash balance of $2,291,150.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2012 and 2011, we incurred a $37,665 and a $27,127 gain on foreign currency translation, respectively.

Cash Flows - Financings:

Convertible Debentures
On August 1, 2008, we executed a Securities Purchase Agreement with twenty-four institutional and private investors with respect to the private placement of Debentures. On March 30, 2011, debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date of the Debentures from August 1, 2011 to August 1, 2013, at which time the Debentures that have not been converted into shares of Class A common stock will be due and payable in full. Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $1,087,500 and $1,012,500, respectively at both June 30, 2012 and June 30, 2011.

We can force the debenture holders to convert the Debentures into shares of our Class A common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

Private Placement
On June 11, 2012, we executed a Securities Purchase Agreement (the “SPA”) with 19 institutional and other accredited investors with respect to a private placement of an aggregate of 1,943,852 shares of the Company’s Class A common stock, at $1.02 per share, and warrants to purchase 1,457,892 shares of common stock.  The warrants have an exercise price of $1.32 per share, are exercisable for a period of five years beginning December 11, 2012, and contain customary, weighted-average anti-dilution protection with respect to the exercise price (subject to a floor price of $1.15).

The Company received gross cash proceeds from the issuance of the common stock (exclusive of proceeds from any future exercise of the warrants) in the amount of approximately $1,982,727.  The Company is required by the terms of the SPA to use the funds for general working capital purposes to support the continued growth of the Company’s business, with the primary uses of the funds anticipated to be for expansion of our infrared molding capacity and enhancement of our glass preparation processes and test and measurement capability.  The funding will also support new product development and the acquisition of new equipment, also critical to the Company’s growth plans.

The Company paid a commission to the exclusive placement agent for the offering, Meyers Associates, LP, in an amount equal to $198,273, plus a non-accountable marketing and expense fee of $20,000, and reimbursement of up to $10,000 of its legal and due diligence expenses related to the private placement offering.  The Company also issued the placement agent and its designees warrants to purchase an aggregate of 194,385 shares of common stock at an exercise price equal to $1.32 per share.  The warrants have a five-year term and are exercisable after December 11, 2012.

The private placement was exempt from the registration requirements of the Act, pursuant to Section 4(a)(2) of the Act (in that the shares of common stock, warrants, and shares of common stock underlying the warrants were sold by the Company in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D promulgated thereunder.  On June 20, 2012 we filed a registration statement to register the shares of common stock, warrants and the shares of common stock underlying the warrants. The registration statement was declared effective on July 2, 2012.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $406,000 for the year ended June 30, 2012, an increase of approximately $311,000 from fiscal 2011. We anticipate continued improvement in our cash flows in future years due to lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes.

While progress has been made to reduce operating cash outflow since fiscal 2004, significant risk and uncertainty remains. Our cash provided by operations was approximately $309,000 for the fourth quarter of fiscal 2012. Cost cutting measures were implemented in fiscal 2011 and 2012 but revenues were not high enough to cover fixed costs.  The fiscal 2013 operating plan and related financial projections we developed anticipate continued sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures.

During fiscal 2012, we expended approximately $629,000 for capital equipment in comparison to $908,000 during fiscal 2011. The majority of the capital expenditures during both fiscal 2012 and fiscal 2011 were related to equipment used to enhance or expand our production capacity and for tooling for our precision molded products.  Our operating plan for fiscal 2013 estimates expenditures at increased levels to enhance or expand our capacity, however, we may spend more or less depending on opportunities and circumstances.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2012 compared to the Fiscal Year Ended June 30, 2011:

Revenue for fiscal 2012 totaled $11.28 million compared to $10.00 million for fiscal 2011, an increase of 13%. This increase was primarily attributable to revenue from the purchase order from Raytheon Vision Systems (“Raytheon”), precision molded lenses for the telecom and laser tool markets and custom optics.  The number of units of precision molded optics sold increased by 13% due to the Company’s increased production capability and the pursuit of the low-cost, high-volume lens business. We expect continued growth in sales to be derived primarily from our precision molded optics product line, particularly our low-cost lenses sold in Asia, and the Company’s infrared and collimator product lines.

Gross margin percentage for fiscal 2012 was 36% compared to 39% in fiscal 2011. Total manufacturing costs of $7.25 million were approximately $1.17 million higher in fiscal 2012 compared to the prior fiscal year. This increase in manufacturing costs resulted from an increase in direct costs of $576,000 for materials, labor and outside services due to higher revenues, an increase of $171,000 in labor costs for our collimator and infrared products as we continue to ramp up the development of these products, and an increase of $293,000 in tooling costs. Direct costs, which include material, labor and services, were 25% of revenue in fiscal 2012, as compared to 27% of revenue in fiscal 2011.

Our plant capacity and overhead structure are sufficient to handle much higher levels of production.  We plan to continue emphasizing unit cost reductions driven by efficiently purchasing and increasing sourcing in China of raw materials and coating services. We are continuing to see improvement in productivity due to a more experienced workforce at the Shanghai facility.

Selling, general and administrative expenses increased by approximately $109,000 to $3.88 million in fiscal 2012 from $3.77 million in fiscal 2011. This increase is due to $66,000 in higher wages and benefits, $24,000 in higher fees paid to the board of directors and $26,000 in higher commissions to our sales force due to higher revenues. Our operating plan for fiscal 2013 projects business levels that will require selling, general and administrative expenses to increase as we support a higher level of sales. We plan to manage our workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2012 increased by approximately $50,000 to $1.05 million.  This increase was primarily due to an increase in the cost of product development materials and higher patent costs. Our operating plan for fiscal 2013 projects that product development spending will increase due to enhanced efforts in the development of the infrared product line.

In fiscal 2012 our amortization of intangibles remained at approximately $33,000 and is expected to remain at this level for fiscal 2013. Interest expense was approximately $92,000 for fiscal 2012 as compared to approximately $606,000 for fiscal 2011. The Debentures accounted for all of the interest expense during fiscal 2012 and 2011. This represents periodic interest of 8% per annum, amortization and the write-off of the related debt issuance costs and debt discount. In fiscal 2011, we had $132,000 for loss on extinguishment of debt incurred when we extended the maturity date of the Debentures.

In fiscal 2012 we recognized a gain of approximately $103,000 related to the change in the fair value of derivative warrants issued in our June 2012 private placement. This fair value will be remeasured each reporting period throughout the five year life of the warrants, or until exercised.

Investment and other income increased by approximately $55,000 to $48,000 in fiscal 2012 from an expense of approximately $7,000 in fiscal 2011.

Net loss for fiscal 2012 was approximately $865,000 compared with approximately $1.60 million in fiscal 2011, a decline of approximately $735,000. This decrease in loss in the current year was comprised principally of:

•	An increase in revenues of $1.28 million, offset by an increase of $1.17 million in cost of goods sold, resulting in a $110,000 increase in gross margin; and
•	Lower interest expense and other cost of debt of $646,000.

 Key Performance Indicators

How we operate

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” This is followed by “sampling” small numbers of the product for the customer’s test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

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

The discussions of our results as presented in this Annual Report include use of the non-GAAP terms “EBITDA” and “gross margin.”  EBITDA is discussed below.  Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

•	sales backlog;

•	EBITDA;

•	inventory levels; and

•	accounts receivable levels and quality.

These indicators are similarly used to determine tactical operating actions and changes and are discussed in more detail below.

Sales Backlog:

Sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We define our “12-month backlog” as that which is requested by the customer for delivery within one year and which is reasonably likely to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, higher 12-month backlog is better for us.

The 12-month backlog, as defined above, has been as follows in the preceding eight fiscal quarters:

Fiscal Quarter	Ended	Approximate 12-month Backlog
Q4-2012	6/30/2012	$4,892,000
Q3-2012	3/31/2012	$4,391,000
Q2-2012	12/31/2011	$3,827,000
Q1-2012	9/30/2011	$4,203,000
Q4-2011	6/30/2011	$3,873,000
Q3-2011	3/31/2011	$3,633,000
Q4-2011	12/31/2010	$3,273,000
Q3-2011	9/30/2010	$3,186,000

Our 12-month backlog at June 30, 2012 was approximately $4.89 million. We believe this growth to be partially the result of our efforts to enter low-cost, high-volume commercial markets, like the industrial laser tool market and other imaging related product markets.  Bookings and quote activity have increased for our industrial low-cost lenses in Asia. We project continued production and shipment growth for these low-cost lenses in Asia.

With the continuing diversification of our 12-month backlog we expect to show modest increases in revenue for fiscal 2013.

EBITDA:

EBITDA is a non-GAAP financial measure used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation's financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business's cash flows. We use EBITDA for evaluating the relative underlying performance of the Company's core operations and for planning purposes. We calculate EBITDA by adjusting net income (loss) to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

The following table sets forth a reconciliation of net income (loss) to EBITDA for the preceding eight quarters:

Fiscal Quarter Ended		Net Income (Loss)	Depreciation & Amortization	Interest Exp.	Loss on Extinguishment of Debt	EBITDA

Q4 – 2012	6/30/2012	195,864	266,317	22,659	-	484,840
Q3 – 2012	3/31/2012	(518,985)	286,014	22,582	-	(210,389)
Q2 – 2012	12/31/2011	(343,299)	326,269	22,566	-	5,536
Q1 - 2012	9/30/2011	(198,447)	245,438	24,220	-	71,211

Q4 – 2011	6/30/2011	429	257,798	23,058	-	281,285
Q3 – 2011	3/31/2011	(375,728)	227,861	89,560	131,784	73,477
Q2 – 2011	12/31/2010	(373,714)	215,727	113,127	-	(44,860)
Q1 – 2011	9/30/2010	(852,950)	211,543	380,510	-	(260,897)

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2012	6/30/2012	74
Q3-2012	3/31/2012	75
Q2-2012	12/31/2011	90
Q1-2012	9/30/2011	100
Fiscal 2012 average		76
Q4-2011	6/30/2011	89
Q3-2011	3/31/2011	105
Q2-2011	12/31/2010	87
Q1-2011	9/30/2010	78
Fiscal 2011 average		90

In comparison, our average DCSI for the year ended June 30, 2011 was 90, compared to 76 for the year ended June 30, 2012.  This decrease in DCSI for the year ended June 30, 2012 as compared to the year ended June 30, 2011 was due to lower inventory balances. In fiscal 2011, our manufacturing schedule was based on our annual sales forecast. When our sales were lower than forecasted, our inventory levels rose. In fiscal 2012, this practice was revised to reviewing inventory levels on a quarterly basis.  This practice has allowed us to manage our inventory levels more effectively and as a result our inventory levels have dropped due to an increase in orders and shipments.

Accounts receivable levels and quality:

Similarly, we manage accounts receivable levels to minimize investment in working capital. We escalate our collection efforts when invoices are fifteen days past the due date.  Weekly, we also review all receivables that are sixty days past terms. These past due accounts are contacted and all future shipments to them are placed on hold. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30-45 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable and therefore more efficient use of capital. The table below shows our DSO for the preceding eight fiscal quarters:

Fiscal Quarter	Ended	DSO (days)
Q4-2012	6/30/2012	63
Q3-2012	3/31/2012	79
Q2-2012	12/31/2011	62
Q1-2012	9/30/2011	69
Fiscal 2012 average		68
Q4-2011	6/30/2011	60
Q3-2011	3/31/2011	60
Q2-2011	12/31/2010	60
Q1-2011	9/30/2010	71
Fiscal 2011 average		63

Our average DSO for the year ended June 30, 2012 was 68 compared to 63 at June 30, 2011.  Over 50% of our quarterly sales are shipped in the third month of each quarter. These revenues will not be collected before the quarter ends, which negatively impacts our DSO. Also international sales have a longer collection cycle. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible. We strive to have DSO no higher than 65.

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for bad debts, inventory reserves for obsolescence, revenue recognition, valuation of compensation expense on stock-based awards and beneficial conversion and warrant valuation related to convertible debentures. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our board of directors, and the board of directors has reviewed our disclosure relating to critical accounting policies and estimates in this prospectus. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Deferred rent relates to certain of our operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. We have recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

Deferred revenue relates to a $1.1 million purchase order with Raytheon for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or unbilled receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of June 30, 2012, the Company invoiced $575,000 and recognized $612,000 as revenue with the difference of $41,000 recorded as unbilled receivables. At June 30, 2012, we had $150,000 in accounts receivable with respect to this purchase order, as affected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

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

We have not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there is no unrecognized benefit or penalty since the date of adoption. If there were an unrecognized tax benefit or penalty, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2005.

Revenue is recognized from product sales when products are shipped to the customer, provided that we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones and are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoice amounts for sales or VAT taxes are posted to the balance sheet and not included in revenue.

New product development costs are expensed as incurred.

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each stock option and restricted stock unit as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have four to ten-year contract lives.  The volatility rate is based on four-year historical trends in Class A common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the United States Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Management makes estimates and assumptions during the preparation of our consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Financial instruments. We account for financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  We use the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1.77 million and $449,000 at June 30, 2012 and 2011, respectively.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

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

Beneficial conversion and warrant valuation. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature.  The discounts recorded in connection with the BCF and warrant valuation are recognized as non-cash interest expense debt discount over the term of the convertible debt, using the effective interest method.

Comprehensive income (loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of operations and comprehensive income. Our other comprehensive income (loss) consists of the foreign currency translation adjustment.

Business segments are required to be reported by the Company. As we only operate in principally one business segment, no additional reporting is required.

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 8.    Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2012, LightPath carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of LightPath’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2012, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

LightPath’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2012 based on such criteria.

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

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of LightPath’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit LightPath to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in LightPath’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, LightPath’s internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Each of our directors and officers serves until his or her successor is elected and qualified.  The names and ages of our directors and officers, the years they became directors or officers, their principal occupations or employment for at least the past five years and certain of their other directorships is set forth below. The Class I directors’ term expires at the annual meeting of stockholders proposed to be held in 2014.  The Class II directors’ term expires at the annual meeting of stockholders proposed to be held in 2013.  The Class III directors’ term expires at the annual meeting of stockholders proposed to be held in 2015.

Class I Directors

Robert Ripp, 71 Director (Chairman of the Board)
Mr. Ripp has served as a director of the Company since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as the Company’s Interim President and Chief Executive Officer.  Mr. Ripp held various executive positions at AMP Incorporated (“AMP”) from 1994 to 1999, including serving as Chairman and Chief Executive Officer of AMP from August 1998 until April 1999, when AMP was sold to TYCO International Ltd.  Mr. Ripp previously spent 29 years with IBM of Armonk, New York.  He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer. He retired from IBM in 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University.  Mr. Ripp is currently on the board of directors of Ace, Ltd., and PPG Industries, both of which are listed on the New York Stock Exchange.  Mr. Ripp also serves on the Company’s Compensation and Finance Committees. Mr. Ripp has dedicated over ten years of service to the Company. Mr. Ripp’s extensive business, executive management, and financial expertise gained from various executive positions coupled with his ability to provide leadership skills to access strategic plans, business operational performance, and potential mergers and acquisitions, qualify him for service as a director of our Company.

J. James Gaynor, 61 President & Chief Executive Officer, Director
Mr. Gaynor was appointed as President, Chief Executive Officer and as a director on February 1, 2008 and prior to that served as Interim Chief Executive Officer from September 18, 2007. Mr. Gaynor previously served as the Company’s Corporate Vice President of Operations since July 2006. Mr. Gaynor is also a director of LPOI. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining the Company, from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that, he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, and cost reduction, acquisitions and business start-up and turnaround success. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in the manufacturing industries since 1976. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry and understands the engineering aspects of our business, due to his engineering background. Mr. Gaynor has the experience in: operations and manufacturing in both small and large companies, cost reduction programs with turnaround and start-up companies and management, all of which are necessary to lead our Company and qualify him for service as a director.

Class II Directors

Louis Leeburg, 58 Director
Mr. Leeburg has served as a director of the Company since May 1996.  Mr. Leeburg is currently a self-employed business consultant.  From 1988 until 1993 he was the Vice President for Finance of The Fetzer Institute, Inc. From 1980 to 1988 he was in financial positions with different organizations with an emphasis in financial management.  Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980.  Mr. Leeburg received a Bachelor of Science degree in Accounting from Arizona State University.  He is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and The Institute for Noetic Sciences.  Mr. Leeburg also serves on the Company’s Audit and Finance Committees. Mr. Leeburg has a broad range of experience in accounting and financial matters.  His expertise gained in various roles in financial management and investment oversight for over thirty years coupled with his knowledge gained as a CPA add invaluable knowledge to our Board and qualify him for service as a director of our Company.

Gary Silverman, 73 Director
Mr. Silverman has served as a director of the Company since September 2001.  Mr. Silverman is currently the managing partner of GWS Partners, established in 1995 to conduct searches for senior-level executives and board of director candidates for a broad cross section of publicly held corporations.  From 1983 to 1995 he worked for Korn/Ferry International as an executive recruiter and held the position of Managing Director. He spent fourteen years with Booz, Allen & Hamilton, and in his last position as Vice President and Senior Client Officer was responsible for generation of new business, the management of client assignments and the development of professional staff.  Mr. Silverman is a graduate of the University of Illinois with both a Bachelor of Science degree and Masters of Science degree in Finance.  Mr. Silverman also serves on the Company’s Compensation Committee and Audit Committee. Mr. Silverman contributes a unique attribute to our Board in that he has extensive experience in human resource management, financial management and control and strategic management. Mr. Silverman’s background in advising companies in the development of professional staff qualifies him for service as a director of our Company.

Class III Directors
Sohail Khan, 58 Director
Mr. Khan has served as a director of the Company since February 2005. He is the principal of K5 Innovations, a technology consulting venture. He was the President and Chief Executive Officer of SiGe Semiconductor (“SiGe”), a leader in silicon based RF front end solutions which was acquired by Skyworks in June 2011. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 1996 to 2006 he held various executive positions with Agere Systems/Lucent Technologies ending as Executive Vice President and Chief Strategy & Development Officer of Agere Systems. Mr. Khan has also held various management positions at NEC Electronics, Intel and the National Engineering Services of Pakistan. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley. Mr. Khan serves on the board of directors for Gainspan Corporation. Mr. Khan also serves on the Company’s Compensation Committee. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management, profit and loss management, mergers and acquisitions and capital raising, as well as his background in engineering qualifies him for service as a director of our Company.

Dr. Steven Brueck, 68 Director
Dr. Brueck has served as a director of the Company since July 2001. He is the Director of the Center for High Technology Materials (CHTM) and Distinguished Professor of Electrical and Computer Engineering and Professor of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of the OSA, the IEEE and the AAAS. Dr. Brueck serves on the Company’s Audit Committee. Dr. Brueck’s expertise in optics and optics applications, as well as his extensive research experience in nanoscale lithography, visible infrared optics and semiconductor components qualify him for service as a director of our Company.

M. Scott Faris, 47 Director
Mr. Faris has served as a director of the Company since December 2011. Mr. Faris is an experienced entrepreneur with almost two decades of operating, venture-financing and commercialization experience, involving more than 20 start-up and emerging-growth technology companies. Mr. Faris founded the Astralis Group, a strategy advisor in 2002 and he provides consulting to start-up companies. Mr. Faris was the founder and Chief Executive Officer of Planar Energy, a company that developed transformational ceramic solid state battery technology and products. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. Mr. Faris founded Planar Energy in June 2007.  From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early stage venture fund specializing in defense technologies. From September 2001 to October 2004, Mr. Faris was the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products, a spin out of the University of North Carolina, Charlotte.  From August 1997 to September 2001, he was a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin out of the University of South Florida.  Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator and served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research.  Mr. Farris received a Bachelor of Science degree in Management Information Systems from Penn State University in 1988. Mr. Faris is currently on the board of directors of Spectra Health, Inc. and Open Photonics, Inc., both of which are private companies.  Mr. Faris also serves on the Company’s Audit Committee. Mr. Faris’s significant experience in executive management positions at various optical component companies, his experience in the commercialization of optical and opto-electronic component technology and his background in optics, technology and venture capital qualify him for service as a director of our Company.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 56 Chief Financial Officer, Secretary and Treasurer
Ms. Cipolla has been the Company’s Chief Financial Officer, Secretary and Treasurer since February 2006. Ms. Cipolla has also been a director of LPOI since 2006. Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc., (“LaserSight”) from March 2004 to February 2006. Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant in Massachusetts.

Dr. Brian Soller, 38 Vice President of Business Development and Sales
Dr. Soller started serving as the Company’s Vice President of Business Development and Sales in September 2010. Previously, Dr. Soller was Corporate Vice President of Strategic Business Development at Luna Innovations Incorporated (“Luna”) from June 2009 to August 2010, where he focused on corporate growth via strategic alliances, marketing and sales and channel strategy. Dr. Soller also held the following positions at Luna: Division President of the Products Division from January 2008 to May 2009, Vice President & General Manager of the Luna Technologies Division from November 2006 to December 2007, and Business Unit Director of the Products Division from October 2005 to November 2006.  From December 2001 to September 2005, he was a Senior Optical Engineer at Luna. Dr. Soller is a Goldwater scholar who received his Bachelor of Science degree in mathematics and physics from the University of Wisconsin-LaCrosse. He conducted his doctoral studies as a National Defense Science and Engineering Graduate fellow in optical science at the University of Rochester in New York. He has authored numerous publications and has several patents pending.

Alan Symmons, 40 Corporate Vice President of Engineering
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

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file on a timely basis reports as required by Section 16(a) of the Securities Exchange Act of 1934 during the period covered by this report.  In making the above statements, the Company has relied solely on its review of copies of the reports furnished to the Company.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, M. Scott Faris, Louis Leeburg (Chairman) and Gary Silverman, met four times during fiscal 2012, which meetings included discussions with management and with the Company’s independent auditors to discuss the interim and annual financial statements and the annual report of the Company, and the effectiveness of the Company’s financial and accounting functions and organization.  The Audit Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.lightpath.com.  The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of the Company’s independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s).  The Board of Directors has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC, the National Association of Securities Dealers (NASD) and the NCM.  The Board of Directors has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by SEC rules.  Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.    Executive Compensation.

Summary Compensation Table for Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (iii) the two other most highly compensated executive officers of the Company serving as an executive officer at the end of fiscal 2012 for services rendered in executive officer capacities to the Company during fiscal 2012 and fiscal 2011. The Company did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company as of the end of fiscal 2012.

			Option	All Other Compensation	Total
Name and Position	Fiscal	Salary	Awards	Compensation	($)
	Year	($)	($)**	($) *
(a)	(b)	(c)	(f)	(i)	(j)
J. James Gaynor	2012	218,943	37,702	—	256,645
President & Chief Executive Officer	2011	199,039	44,632	—	243,671
Dorothy M. Cipolla	2012	159,289	9,587	—	168,876
Chief Financial officer, Treasurer & Secretary	2011	144,692	15,171	—	159,863
Alan Symmons	2012	135,154	8,460	—	143,614
Corporate Vice President of Engineering	2011	118,103	8,764	—	126,867
Brian Soller	2012	140,538	10,146	—	150,684
Vice President of	2011	107,327	7,088	—	114,415
Business Development & Sales (1)

Notes:
* Other Compensation, as defined by SEC rules does not include the amounts that qualify under the applicable de minimis rule for all periods presented. The de minimis rule does not require reporting of perquisites and other compensation that totals less than $10,000 in the aggregate. The nature of these compensatory items include the Company’s contribution toward the premium cost for employee and dependent medical, dental, life and disability income insurances.

** For valuation assumptions on restricted stock units and stock option awards refer to note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2012. The disclosed amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2012 in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2012.

(1) Mr. Soller started as Vice President Business Development and Sales on September 13, 2010.

Narrative Discussion of Summary Compensation Table of Executive Officers

The following is a narrative discussion of the material information which we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our executive officers. Each executive officer receives a base salary, and is eligible for an incentive bonus based on attaining certain goals and long-term equity incentive awards, which are designed to reward executive officers for achieving strategic milestones, as well as for retaining executive officers and other key employees.

The goals set for the fiscal 2011 and 2012 incentive bonus plans were not met, so no bonus payments were made to the executive officers. The Compensation Committee did award discretionary stock options to the executive officers for fiscal 2011 and 2012.

J. James Gaynor

Cash Compensation (Base Salaries and Bonuses).

Mr. Gaynor was awarded total cash compensation for his services to the Company in fiscal 2012 in the amount of $218,943. This represents his annual base salary for fiscal 2012.  The base salary paid to Mr. Gaynor for fiscal 2012 constituted approximately 85% of the total compensation paid to Mr. Gaynor as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards and Stock Option Awards.

On October 27, 2006, Mr. Gaynor was granted an option to purchase 20,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on October 27, 2010.  Based on the vesting schedule of the options, we recognized compensation expense of approximately $5,043 in fiscal 2011 under ASC Topic 718, Share-Based Payment.

On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on November 6, 2011.  Based on the vesting schedule of the options, we recognized compensation expense of $6,766 in fiscal 2011 and $2,066 in fiscal 2012 under ASC Topic 718, Share-Based Payment.

On January 31, 2008, Mr. Gaynor was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on January 31, 2012.  Based on the vesting schedule of the options, we recognized $9,214 of compensation expenses for fiscal 2011 and $4,241 for fiscal 2012 under ASC Topic 718, Share-Based Payment.

On February 4, 2010, Mr. Gaynor was granted an option to purchase 50,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014.  Based on the vesting schedule of the options, we recognized $18,018 of compensation expenses for fiscal 2011 and $17,762 for fiscal 2012. We expect to recognize compensation expense of approximately $17,762 in fiscal 2013 and $10,363 in fiscal 2014 under ASC Topic 718, Share-Based Payment.

On November 3, 2010, Mr. Gaynor was granted an option to purchase 25,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 3, 2014.  Based on the vesting schedule of the options, we recognized $5,591 of compensation expenses for fiscal 2011 and $8,388 for fiscal 2012. We expect to recognize compensation expense of approximately $8,388 in each of fiscal 2013 and fiscal 2014 and $2,797 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Gaynor was granted an option to purchase 40,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2015.  Based on the vesting schedule of the options, we recognized $5,245 of compensation expenses for fiscal 2012. We expect to recognize compensation expense of approximately $6,992 in each of fiscal 2013, fiscal 2014 and fiscal 2015 and $1,747 in fiscal 2016 under ASC Topic 718, Share-Based Payment.

All Other Compensation.

Mr. Gaynor is eligible to participate in COBRA health insurance and in any other benefits generally available to our employees. He received “other compensation” for these benefits generally available to all of our employees, including insurance payments for health insurance, dental insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement.

Mr. Gaynor is eligible to receive twenty-four months compensation in the event of a change-of-control. For additional details, please see the section titled “Potential Payments Upon Termination or Change-of-Control”.

Dorothy Cipolla

Cash Compensation (Base Salaries and Bonuses).

Ms. Cipolla was awarded total cash compensation for her services to the Company in fiscal 2012 in the amount of $159,289. This represents her annual base salary for fiscal 2012. The base salary paid to Ms. Cipolla for fiscal 2012 constituted approximately 94% of the total compensation paid to Ms. Cipolla as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards and Stock Option Awards.

On October 27, 2006, Ms. Cipolla was granted an option to purchase 20,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on October 27, 2010. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $5,043 in fiscal 2011 under ASC Topic 718, Share-Based Payment.

On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on November 6, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of $4,511 in fiscal 2011 and $1,375 in fiscal 2012 under ASC Topic 718, Share-Based Payment.

On February 4, 2010, Ms. Cipolla was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $3,604 in fiscal 2011 and $3,553 in fiscal 2012 and expects to recognize compensation expense of approximately $3,553 in fiscal 2013 and $2,072 in fiscal 2014 under ASC Topic 718, Share-Based Payment.

On November 3, 2010, Ms. Cipolla was granted an option to purchase 9,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 3, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $2,013 in fiscal 2011 and $3,020 in fiscal 2012 and expects to recognize compensation expense of approximately $3,020 in each of fiscal 2013 and fiscal 2014 and $1,007 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

On October 27, 2011, Ms. Cipolla was granted an option to purchase 12,500 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2015. Based on the vesting schedule of the options, the Company recognized compensation expense of $1,640 in fiscal 2012 and expects to recognize compensation expense of approximately $2,185 in each of fiscal 2013, fiscal 2014 and fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Share-Based Payment.

All Other Compensation.

Ms. Cipolla is eligible to participate in COBRA health insurance and in any other benefits generally available to our employees. She received “other compensation” for these benefits generally available to all of our employees, including insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement.

Ms. Cipolla is eligible to receive three months compensation in the event of a change-of-control.  For additional details, please see the section titled “Potential Payments Upon Termination or Change-of-Control”.

Alan Symmons

Cash Compensation (Base Salaries and Bonuses).

Mr. Symmons was awarded total cash compensation for his services to the Company in fiscal 2012 in the amount of $135,154. This represents his annual base salary for fiscal 2012. The base salary paid to Mr. Symmons for fiscal 2012 constituted approximately 94% of the total compensation paid to Mr. Symmons as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards and Stock Options Awards.

On October 18, 2006, Mr. Symmons was granted a stock option for 5,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on October 18, 2010. Based on the vesting schedule of the shares, the Company recognized compensation expense of $1,189 in fiscal 2011 under ASC Topic 718, Share-Based Payment.

On December 3, 2007, Mr. Symmons was granted an option to purchase 5,000 shares which vested one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on December 3, 2011. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $2,406 in fiscal 2011 and $919 in fiscal 2012 under ASC Topic 718, Share-Based Payment.

On February 4, 2010, Mr. Symmons was granted an option to purchase 10,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on February 4, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $3,604 in fiscal 2011 and $3,553 in fiscal 2012 and expects to recognize compensation expense of approximately $3,553 in fiscal 2013 and $2,072 in fiscal 2014 under ASC Topic 718, Share-Based Payment.

On November 3, 2010, Mr. Symmons was granted an option to purchase 7,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on November 3, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $1,565 in fiscal 2011 and $2,349 in fiscal 2012 and expects to recognize compensation expense of approximately $2,349 in each of fiscal 2013 and fiscal 2014 and $784 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Symmons was granted an option to purchase 12,500 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2015. Based on the vesting schedule of the options, the Company recognized compensation expense of $1,640 in fiscal 2012 and expects to recognize compensation expense of approximately $2,185 in each of fiscal 2013, fiscal 2014 and fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Share-Based Payment.

All Other Compensation.

Mr. Symmons is eligible to participate in COBRA health insurance and in any other benefits generally available to our employees. He received “other compensation” for these benefits generally available to all of our employees, including insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement.

Mr. Symmons is eligible to receive three months compensation in the event of a change-of-control.  For additional details, please see the section titled “Potential Payments Upon Termination or Change-of-Control”.

Brian Soller

Cash Compensation (Base Salaries and Bonuses).

Mr. Soller was awarded total cash compensation for his services to the Company in fiscal 2012 in the amount of $140,538. This represents his annual base salary for fiscal 2012. The base salary paid to Mr. Soller for fiscal 2012 constituted approximately 93% of the total compensation paid to Mr. Soller as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards and Stock Options Awards.

On September 13, 2010, Mr. Soller was granted an option to purchase 20,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on September 13, 2014. Based on the vesting schedule of the options, the Company recognized compensation expense of $7,088 in fiscal 2011 and $8,507 in fiscal 2012 and expects to recognize compensation expense of approximately $8,507 in each of fiscal 2013 and fiscal 2014 and $1,419 in fiscal 2015 under ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Soller was granted an option to purchase 12,500 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vests as to the last fourth on October 27, 2015. Based on the vesting schedule of the options, the Company recognized compensation expense of $1,640 in fiscal 2012 and expects to recognize compensation expense of approximately $2,185 in each of fiscal 2013, fiscal 2014 and fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Share-Based Payment.

All Other Compensation.

Mr. Soller is eligible to participate in COBRA health insurance and in any other benefits generally available to our employees. He received “other compensation” for these benefits generally available to all of our employees, including insurance payments for health insurance, life insurance, short term disability and long term disability premiums.

Change of Control Agreement.

Mr. Soller is eligible to receive three months compensation in the event of a change-of-control.  For additional details, please see below.

Potential Payments Upon Termination or Change-of-Control

The following table provides change-of-control payments due to the executive officers named in the Summary Compensation Table. These payments would be due to the executive officers in the event of a change-of-control.

Executive Officer	Amount of Payment Upon A Change of Control (1)
J. James Gaynor (2)	$ 450,000
Dorothy Cipolla (3)	$ 41,250
Brian Soller (3)	$ 36,250
Alan Symmons (3)	$ 35,000

All unvested stock options for Mr. Gaynor immediately vests upon a change of control.  If Mr. Gaynor is terminated without cause, he is entitled to three months paid COBRA benefits.

(1)	A change-of-control is defined as any of the following transactions occurring:

•	The dissolution or liquidation of the Company,

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

•
The individuals who, prior to the transaction, are members of the Board (the “Incumbent Board”) cease for any reason to constitute at lease fifty percent (50%) of the Board, except that if the election of or nomination for election by the Stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Incumbent Board, such new director shall be deemed to be a member of the Incumbent Board.

Notwithstanding the foregoing, a public offering of the common stock of the Company shall not be considered a change-of-control.

(2) Payments made pursuant to a change of control to Mr. Gaynor would be paid in a lump sum and would only be paid out in the event Mr. Gaynor was no longer employed by the Company.

(3) Payments made pursuant to a change-of-control to Ms. Cipolla, Mr. Symmons or Mr. Soller would occur according to our normal payroll schedule and would only be paid out in the event they were no longer employed by the Company.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
(a)	(b)	(c)	(e)		(f)
Name	Number of	Number of	Option	Vesting	Option
	Securities	Securities	Exercise	Schedule	Expiration
	Underlying	Underlying	Price ($)		Date
	Unexercised	Unexercised
	Options (#)	Options (#)
	Exercisable	Unexercisable

J. James Gaynor	15,000	—	$ 3.47	2 year cliff	7/24/2016
	20,000	—	$ 4.80	25%/yr for 4 yrs	10/27/2016
	15,000	—	$ 3.05	25%/yr for 4 yrs	11/6/2017
	30,000	—	$ 2.10	25%/yr for 4 yrs	1/31/2018
	25,000	25,000	$ 2.66	25%/yr for 4 yrs	2/4/2020
	6,250	18,750	$ 2.69	25%/yr for 4 yrs	11/3/2020
	—	40,000	$ 1.39	25%/yr for 4 yrs	10/27/2021
Dorothy Cipolla	15,000	—	$ 4.53	2 year cliff	2/28/2016
	20,000	—	$ 4.80	25%/yr for 4 yrs	10/27/2016
	10,000	—	$ 3.05	25%/yr for 4 yrs	11/6/2017
	5,000	5,000	$ 2.66	25%/yr for 4 yrs	2/4/2020
	2,250	6,750	$ 2.69	25%/yr for 4 yrs	11/3/2020
	—	12,500	$ 1.39	25%/yr for 4 yrs	10/27/2021
Brain Soller	5,000	15,000	$ 3.40	25%/yr for 4 yrs	9/13/2020
	—	12,500	$ 1.39	25%/yr for 4 yrs	10/27/2021
Alan Symmons	5,000	—	$ 5.24	4 year cliff	10/18/2016
	5,000	—	$ 3.27	25%/yr for 4 yrs	12/3/2017
	5,000	5,000	$ 2.66	25%/yr for 4 yrs	2/4/2020
	1,750	5,250	$ 2.69	25%/yr for 4 yrs	11/3/2020
	—	12,500	$ 1.39	25%/yr for 4 yrs	10/27/2021

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

The Directors earned the amounts above for fiscal 2012 that were adjusted for a 5-10% reduction. The reduction was put in place when the Orlando staff received a pay reduction in fiscal 2009. The board fees will revert to base amounts when the Orlando pay reduction is eliminated. Directors who are employees of the Company receive no compensation for their service as directors.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Company’s Amended and Restated Omnibus Incentive Plan, including stock options, restricted stock awards or units. In fiscal year 2012, the following directors received grants under the Company’s Amended and Restated Omnibus Incentive Plan:

	Restricted Stock Units
Name of Director	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steve Brueck	29,000	10/27/2011	$1.39
Sohail Khan	29,000	10/27/2011	$1.39
Louis Leeburg	29,000	10/27/2011	$1.39
Robert Ripp	29,000	10/27/2011	$1.39
Gary Silverman	29,000	10/27/2011	$1.39
M. Scott Faris	15,000	12/23/2011	$0.99
	160,000

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2012.

Name (1)	Fees Earned or	Stock	All Other	Total
	Paid in Cash	Awards	Compensation	($)
	($)(2)	($)(3)	($)
(a)	(b)	(c)	(g)	(h)
Robert Ripp	$79,800	$36,612	$10,279(4)	$126,691
Sohail Khan	$22,800	$36,612	$-	$59,412
Steve Brueck	$22,800	$36,612	$-	$59,412
Louis Leeburg	$30,400	$36,612	$-	$67,012
Gary Silverman	$26,600	$36,612	$-	$63,212
M. Scott Faris	$6,000	$2,889	$-	$8,889

(1)
J. James Gaynor, the Company’s President and Chief Executive Officer during fiscal 2012, is not included in this table as he was an employee of the Company and thus received no compensation for his services as Director. The compensation received by Mr. Gaynor as an employee of the Company is shown in the Summary Compensation Table on page 25.

(2)
Total fees earned for fiscal 2012, which includes earned but unpaid are: Mr. Ripp - $80,850, $19,950 of which remains unpaid; Mr. Leeburg - $30,800, $7,600 of which remains unpaid; Mr. Silverman - $26,950, $6,650 of which remains unpaid; Dr. Brueck - $23,100, $5,700 of which remains unpaid; Mr. Khan - $23,100, $5,700 of which remains unpaid; and Mr. Faris $11,700, $5,700 of which remains unpaid.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2012 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to 2012.

(4)
Mr. Ripp’s “other compensation” includes monies received for travel reimbursement for fiscal 2012.  This amount includes parking, mileage and toll expenses for Company related meetings and leased aircraft fees for travel to one board meeting.

Narrative Disclosure of Summary Compensation Table of Directors

The following is a narrative discussion of the material information which we believe is necessary to understand the information disclosed in the previous tables.  The following narrative disclosure is separated into sections, with a separate section for each of our directors, except for Mr. Gaynor.

Robert Ripp

Cash Compensation (Base Fees and Position Fees).

Mr. Ripp earned total cash compensation for his services to the Company in fiscal 2012 in the amount of $126,691. This represents his retainer and chairman fees for fiscal 2012. Fees paid were $79,800 with $19,950 due in accounts payable at year end. The base fees to Mr. Ripp for fiscal 2012 constituted approximately 63% of the total fees paid to Mr. Ripp as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 1, 2008, Mr. Ripp was granted an option to purchase 30,000 shares which vests one-fourth of the shares on each of the first, second and third anniversaries of the grant date, and vested as to the last fourth on February 1, 2012. Based on the vesting schedule of the options, the Company recognized compensation expense of approximately $51,900 prior to fiscal 2010 in accordance with ASC Topic 718, Share-Based Payment.

On November 6, 2007, Mr. Ripp was granted a restricted stock unit for 10,000 shares which vested on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,114 in fiscal 2011 and $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On October 30, 2008, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,050 in fiscal 2011 and $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On February 4, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2011 and $9,950 in fiscal 2012 and expects to recognize $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

On November 3, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and $13,450 in fiscal 2012 and expects to recognize $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Ripp was granted a restricted stock unit for 29,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2014. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and expects to recognize $13,437 in fiscal 2013 and fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Share-Based Payment.

Sohail Khan

Cash Compensation (Base Fees and Position Fees).

Mr. Khan earned total cash compensation for his services to the Company in fiscal 2012 in the amount of $22,800. This represents his retainer for fiscal 2012. Fees paid were $22,800 with $5,700 due in accounts payable at year end. The base fees to Mr. Khan for fiscal 2012 constituted approximately 38% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On November 6, 2007, Mr. Khan was granted a restricted stock unit for 10,000 shares which vested on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,114 in fiscal 2011 and $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On October 30, 2008, Mr. Khan was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,050 in fiscal 2011 and $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On February 4, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2011 and $9,950 in fiscal 2012 and expects to recognize $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

On November 3, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and $13,450 in fiscal 2012 and expects to recognize $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Khan was granted a restricted stock unit for 29,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2014. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and expects to recognize $13,437 in fiscal 2013 and fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Share-Based Payment.

Steven Brueck

Cash Compensation (Base Fees and Position Fees).

Dr. Brueck earned total cash compensation for his services to the Company in fiscal 2012 in the amount of $22,800. This represents his retainer for fiscal 2012. Fees paid were $22,800 with $5,700 due in accounts payable at year end. The base fees to Dr. Brueck for fiscal 2012 constituted approximately 38% of the total fees paid to Dr. Brueck as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On November 6, 2007, Dr. Brueck was granted a restricted stock unit for 10,000 shares which vested on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,114 in fiscal 2011 and $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On October 30, 2008, Dr. Brueck was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,050 in fiscal 2011 and $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On February 4, 2010, Dr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2011 and $9,950 in fiscal 2012 and expects to recognize $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

On November 3, 2010, Dr. Brueck was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and $13,450 in fiscal 2012 and expects to recognize $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Share-Based Payment.

On October 27, 2011, Dr. Brueck was granted a restricted stock unit for 29,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2014. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and expects to recognize $13,437 in fiscal 2013 and fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Share-Based Payment.

Louis Leeburg

Cash Compensation (Base Fees and Position Fees).

Mr. Leeburg earned total cash compensation for his services to the Company in fiscal 2012 in the amount of $30,400. This represents his retainer and fee for audit committee chair for fiscal 2012. Fees paid were $30,400 with $7,600 due in accounts payable at year end. The base fees to Mr. Leeburg for fiscal 2012 constituted approximately 45% of the total fees paid to Mr. Leeburg as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On November 6, 2007, Mr. Leeburg was granted a restricted stock unit for 10,000 shares which vested on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,114 in fiscal 2011 and $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On October 30, 2008, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,050 in fiscal 2011 and $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On February 4, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2011 and $9,950 in fiscal 2012 and expects to recognize $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

On November 3, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and $13,450 in fiscal 2012 and expects to recognize $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Leeburg was granted a restricted stock unit for 29,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2014. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and expects to recognize $13,437 in fiscal 2013 and fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Share-Based Payment.

Gary Silverman

Cash Compensation (Base Fees and Position Fees).

Mr. Silverman earned total cash compensation for his services to the Company in fiscal 2012 in the amount of $26,600. This represents his retainer and fee for compensation committee chair for fiscal 2012. Fees paid were $26,600 with $6,650 due in accounts payable at year end. The base fees to Mr. Silverman for fiscal 2012 constituted approximately 42% of the total fees paid to Mr. Silverman as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On November 6, 2007, Mr. Silverman was granted a restricted stock unit for 10,000 shares which vested on November 6, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $7,114 in fiscal 2011 and $2,371 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On October 30, 2008, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vested one-third of the shares on each of the first and second anniversaries of the grant date, and vested as to the last third on October 30, 2011. Based on the vesting schedule of the stock, the Company recognized compensation expense of $3,050 in fiscal 2011 and $763 in fiscal 2012 in accordance with ASC Topic 718, Share-Based Payment.

On February 4, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on February 4, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2011 and $9,950 in fiscal 2012 and expects to recognize $5,807 in fiscal 2013 in accordance with ASC Topic 718, Share-Based Payment.

On November 3, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on November 3, 2013. Based on the vesting schedule of the stock, the Company recognized compensation expense of $8,863 in fiscal 2011 and $13,450 in fiscal 2012 and expects to recognize $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Share-Based Payment.

On October 27, 2011, Mr. Silverman was granted a restricted stock unit for 29,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on October 27, 2014. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and expects to recognize $13,437 in fiscal 2013 and fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Share-Based Payment.

M. Scott Faris

Cash Compensation (Base Fees and Position Fees).

Mr. Faris earned total cash compensation for his services to the Company in fiscal 2012 in the amount of $6,000. This represents his retainer and fee for compensation committee chair for fiscal 2012. Fees paid were $6,000 with $5,700 due in accounts payable at year end. The base fees to Mr. Faris for fiscal 2012 constituted approximately 67% of the total fees paid to Mr. Faris as set forth in the “Total” column in the Summary Compensation Table.

 Long-Term Equity Incentive Awards.

On December 23, 2011, Mr. Faris was granted a restricted stock unit for 15,000 shares which vests one-third of the shares on each of the first and second anniversaries of the grant date, and vests as to the last third on December 23, 2014. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,889 in fiscal 2012 and expects to recognize $4,950 in fiscal 2013 and fiscal 2014 and $2,061 in fiscal 2015 in accordance with ASC Topic 718, Share-Based Payment.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2012, the end of the Company’s most recent fiscal year, information regarding (i) all compensation plans previously approved by the stockholders and (ii) all compensation plans not previously approved by the stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,715,625	$2.61	92,423

Equity compensation plans not approved by security holders	-	-	-

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 6, 2012, the number and percentage of outstanding shares of the Company's Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the officers named in the Summary Compensation Table for Executive Officers in Item 11 above, (iii) directors and executive officers of the Company as a group at such date, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Class A common stock of the Company at such date.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 6, 2012, through the exercise of any stock option or other right to purchase, such as a warrant.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.  The table that follows is based upon information supplied in a questionnaire completed by each executive officer, and director. The information for our principal stockholder is based on previous information supplied by such stockholder.

	Securities							Percent Owned
	Class A Common Stock							(%)
Name and Address (1)	Restricted (2)	Unrestricted	Warrants	Debentures	Options	Amount of Shares of Class A Common Stock Beneficially Owned
Robert Ripp, Director	115,700	289,424	212,750	121,753	36,100	775,727	(3) (4)	4%
Gary Silverman, Director	115,700	21,221	11,275	12,175	21,100	181,471	(5)	1%
Louis Leeburg, Director	115,700	22,887	11,730	12,175	6,100	168,592	(6)	1%
Sohail Khan, Director	116,900	—	—	—	6,100	123,000	(7)	1%
Dr. Steven Brueck, Director	115,700	13,908	11,275	12,175	6,100	159,158	(8)	1%
M. Scott Faris, Director	15,000	—	—	—	—	15,000		0%
J. James Gaynor, President & CEO	—	14,432	11,503	12,175	195,000	233,110	(9)	1%
Dorothy Cipolla, CFO, Secretary & Treasurer	—	—	—	—	76,500	76,500		*
Brian Soller, Vice President of Business Development and Sales	—	—	—	—	32,500	32,500		*
Alan Symmons, Vice President of Engineering	—	—	—	—	39,500	39,500		*

All directors and named executive officers currently holding office as a group (10 persons)	594,700	361,872	258,533	170,453	419,000	1,804,558		10%

Berg & Berg Enterprises, LLC	—	1,757,551	—	—	—	1,757,551	(10)	15%

Notes:
(1)  Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors, and officers is “in care of” LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, FL 32826. The address for Mr. Berg, as filed on a Schedule 13G filed February 14, 2008, is 10050 Bandley Drive, Cupertino, CA, 94014.
(2)  Restricted stock units awarded to our directors vest over three years. All directors have elected to defer receipt of the shares until after they leave the Board, whether by reason or resignation, termination or otherwise, therefore these shares remain unissued. All unvested restricted stock units for directors will vest upon their resignation or termination from the Board. The amount of restricted stock above reflects both vested and unvested shares included in the restricted stock unit awards. The amount of vested shares for each director are as follow: Mr. Ripp – 86,366, Mr. Silverman – 86,366, Mr. Leeburg – 86,366, Mr. Khan – 87,566, Dr. Brueck – 86,366 and Mr. Faris – 0.
 (3)  Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp's adult children and for which he disclaims beneficial ownership.
(4)  Includes 370,603 shares of Class A common stock with respect to which Mr. Ripp has the right to acquire.  Specifically, Mr. Ripp holds a debenture issued by the Company in the principal amount $187,500, which is currently convertible into 121,753 shares of Class A common stock.  Mr. Ripp also holds warrants which are currently exercisable for an aggregate of 212,750 shares of Class A common stock and options which are currently exercisable for an aggregate of 36,100 shares of Class A common stock.
(5)  Includes 44,551 shares of Class A common stock with respect to which Mr. Silverman has the right to acquire.  Specifically, Mr. Silverman holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Silverman also holds warrants which are currently exercisable for an aggregate of 11,276 shares of Class A common stock and options which are currently exercisable for an aggregate of 21,100 shares of Class A common stock.

(6)  Includes 29,551 shares of Class A common stock with respect to which Mr. Leeburg has the right to acquire.  Specifically, Mr. Leeburg holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Leeburg also holds warrants which are currently exercisable for an aggregate of 11,731 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(7) Includes 6,100 shares of Class A common stock with respect to which Mr. Khan has the right to acquire.  Specifically, Mr. Khan holds options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(8)  Includes 29,551 shares of Class A common stock with respect to which Dr. Brueck has the right to acquire.  Specifically, Dr. Brueck holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Dr. Brueck also holds warrants which are currently exercisable for an aggregate of 11,276 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(9) Includes 103,451 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire.  Specifically, Mr. Gaynor holds a debenture issued by the Company in the principal amount $18,750, which is currently convertible into 12,175 shares of Class A common stock.  Mr. Gaynor also holds warrants which are currently exercisable for an aggregate of 11,504 shares of Class A common stock and options which are currently exercisable for an aggregate of 155,000 shares of Class A common stock.
 (10)  Excludes 1,011,244 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC (“BBE”) may have the right to acquire in the future.  Specifically, BBE holds a debenture issued by the Company in the principal amount $750,000, which would be convertible into 487,013 shares of Class A common stock.  BBE also holds warrants which would be exercisable for an aggregate of 524,231 shares of Class A common stock.  However, neither BBE nor the Company is able to effect any conversion of the debenture or any exercise of the warrants to the extent that after giving effect to such issuance after conversion or exercise, as the case may be, BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon conversion or exercise of the debenture or warrants.  Given that BBE currently holds in excess of 4.99% of the issued and outstanding share of Class A common stock, the debenture cannot be converted and the warrants cannot be exercised.

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

Director Independence

In accordance with NCM and SEC rules, the Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NCM listing standards. Based on these standards, the Board of Directors has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company.

Robert Ripp	Steven Brueck

Gary Silverman	Sohail Khan

Louis Leeburg	M. Scott Faris

All of the members of the audit and compensation committees are also independent.

Item 14.    Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Cross, Fernandez & Riley, LLP (“CFR”) for the audit of the Company’s annual financial statements during the years ended June 30, 2012 and 2011, and fees billed for other services rendered by CFR:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	119,385	120,750
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total All Fees	$119,385	$120,750

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

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

  (1)   Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2012 and 2011

Consolidated Statements of Operations—For the years ended June 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows—For the years ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

(b)   The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11
10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debentures, dated as of March 30, 2011	17

10.19	2004 Employee Stock Purchase Plan dated December 6, 2004	18

10.20	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	19

10.21	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	19

10.22	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	19

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

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

19.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2012, and is incorporated herein by reference thereto.

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

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida
September 5, 2012

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$2,354,087	$928,900
Trade accounts receivable, net of allowance of $18,214 and $7,245	2,133,079	1,833,044
Inventories, net	1,513,384	1,622,637
Other receivables	41,000	30,943
Prepaid interest expense	7,250	7,250
Prepaid expenses and other assets	201,459	189,630
Total current assets	6,250,259	4,612,404

Property and equipment, net	1,920,950	2,373,022
Intangible assets, net	68,265	101,133
Debt costs, net	3,882	7,180
Other assets	27,737	27,737
Total assets	$8,271,093	$7,121,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,129,708	$928,790
Accrued liabilities	183,910	123,705
Accrued payroll and benefits	386,234	481,318
Deferred revenue	37,750	—
Capital lease obligation, current portion	3,602	—
Total current liabilities	1,741,204	1,533,813

Capital lease obligation	6,903	—
Deferred rent	345,726	464,262
Warrant liability	1,087,296	—
8% convertible debentures to related parties	1,012,500	1,012,500
8% convertible debentures	75,000	75,000
Total liabilities	4,268,629	3,085,575

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 11,711,952 and 9,713,099
shares issued and outstanding, respectively	117,120	97,131
Additional paid-in capital	208,410,216	207,636,440
Accumulated other comprehensive income	88,258	50,593
Accumulated deficit	(204,613,130)	(203,748,263)
Total stockholders’ equity	4,002,464	4,035,901
Total liabilities and stockholders’ equity	$8,271,093	$7,121,476

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year ended
	2012	2011
Product sales, net	$11,284,869	$10,000,602
Cost of sales	7,250,098	6,078,829
Gross margin	4,034,771	3,921,773
Operating expenses:
Selling, general and administrative	3,880,667	3,771,643
New product development	1,045,535	995,087
Amortization of intangibles	32,868	32,868
Gain on disposal of equipment	—	(20,480)
Total costs and expenses	4,959,070	4,779,118
Operating loss	(924,299)	(857,345)
Other income (expense)
Interest expense	(88,729)	(170,585)
Interest expense - debt discount	—	(316,693)
Interest expense - debt costs	(3,298)	(118,977)
Loss on extinguishment of debt	—	(131,784)
Change in fair value of warrant liability	103,364	—
Investment and other income	48,095	(6,579)
Net loss	$(864,867)	$(1,601,963)
Loss per share (basic and diluted)	$(0.09)	$(0.17)
Number of shares used in per share calculation	9,861,596	9,533,558
Foreign currency translation adjustment	37,665	27,127
Comprehensive loss	(827,202)	(1,574,836)

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2010	8,971,638	$89,716	$206,277,806	$23,466	$(202,146,300)	$4,244,688
Issuance of common stock for:
Employee Stock Purchase Plan	7,854	78	12,059	—	—	12,137
Exercise of employee stock options	7,270	73	7,560	—	—	7,633
Conversion of debentures, net of costs	540,592	5,406	820,346	—	—	825,752
Cashless exercise of warrants	56,695	567	(567)	—	—	—
Exercise of warrants	129,050	1,291	230,368	—	—	231,659
Stock based compensation on stock
options and restricted stock units	—	—	246,149	—	—	246,149
Premium from debt exchange	—	—	42,719	—	—	42,719
Net loss	—	—	—	—	(1,601,963)	(1,601,963)
Foreign currency translation adjustment	—	—	—	27,127	—	27,127

Balance at June 30, 2011	9,713,099	$97,131	$207,636,440	$50,593	$(203,748,263)	$4,035,901
Issuance of common stock for:
Employee stock purchase plan	13,169	132	13,463	—	—	13,595
Interest payment on convertible debentures	41,832	418	86,582	—	—	87,000
Warrant issued for consulting services	—	—	15,000	—	—	15,000
Stock based compensation on stock
options and restricted stock units	—	—	272,044	—	—	272,044
Sale of common stock and warrants, net	1,943,852	19,439	386,687	—	—	406,126
Net loss	—	—	—	—	(864,867)	(864,867)
Foreign currency translation adjustment	—	—	—	37,665	—	37,665

Balance at June 30, 2012	11,711,952	$117,120	$208,410,216	$88,258	$(204,613,130)	$4,002,464

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(864,867)	$(1,601,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,124,038	912,929
Interest from amortization of debt discount	—	316,693
Interest from amortization of debt costs	3,298	118,977
Warrants issued to consultant	7,500	—
Gain on sale of property and equipment	—	(20,480)
Stock based compensation	272,044	246,149
Change in provision for doubtful accounts receivable	10,969	(15,685)
Change in value of warrant liability	(103,364)	—
Deferred rent	(118,536)	(105,024)
Loss on extinguishment of debt	—	131,784
Changes in operating assets and liabilities:
Trade accounts receivables	(311,004)	(13,296)
Other receivables	(10,057)	(30,943)
Inventories	109,253	(484,959)
Prepaid expenses and other assets	82,671	194,663
Accounts payable and accrued liabilities	166,039	446,057
Deferred revenue	37,750	—
Net cash provided by operating activities	405,734	94,902
Cash flows from investing activities
Purchase of property and equipment	(628,593)	(908,391)
Proceeds from sale of equipment	—	20,480
Net cash used in investing activities	(628,593)	(887,911)
Cash flows from financing activities
Proceeds from exercise of stock options	—	7,634
Proceeds from sale of common stock, net of costs	1,596,786	—
Proceeds from sale of common stock from employee stock purchase plan	13,595	12,137
Costs associated with conversion of debentures	—	(6,749)
Repayments of debentures	—	(14,250)
Exercise of warrants	—	231,659
Net cash provided by financing activities	1,610,381	230,431
Effect of exchange rate on cash and cash equivalents	37,665	27,127
Increase (decrease) in cash and cash equivalents	1,425,187	(535,451)
Cash and cash equivalents, beginning of period	928,900	1,464,351
Cash and cash equivalents, end of period	$2,354,087	$928,900
		-

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,670	$2,236
Income taxes paid	4,174	4,429
Supplemental disclosure of non-cash investing & financing activities:
Convertible debentures converted into common stock	$-	$832,500
Prepaid interest on convertible debentures through the issuance of	87,000	—
common stock
Fair value of warrants issued to consultant	15,000	—
Premium from debt exchange for common stock	—	42,719

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
During fiscal year 1996, the Company completed an initial public offering (“IPO”) and subsequently has had numerous private placements to raise additional capital. These funds were used to further the research, development and commercialization of optical products such as lenses, isolators and collimators.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant increased our overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

Managements Plans

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and as of June 30, 2012 the Company has an accumulated deficit of approximately $205 million. Cash flows from operations was approximately $406,000, $95,000 and ($471,000) during fiscal 2012, 2011 and 2010, respectively. The variances in the cash provided by (used in) operations are partly as a result of our cash conservation strategy, which included reducing labor, material costs and discretionary expense spending. In addition, starting in fiscal 2009 we redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques, all of which have improved our product yields. Management believes these factors will contribute towards achieving profitability, assuming we meet our sales targets.

  Management has developed an operating plan for fiscal 2013 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. The fiscal 2013 operating plan and related financial projections we have developed anticipate sales growth primarily in the infrared products and the low-cost, high volume products, such as laser tools, for the imaging markets in Asia. We have been targeting these markets since fiscal 2009. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $2.4 million at June 30, 2012. As discussed in Note 17, during fiscal 2012, the Company raised approximately $1.6 million from the sale of common stock and warrants.  The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company’s financial resources are not sufficient to sustain its operations or to pursue its business plan.

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

Deferred revenue relates to a $1.1 million purchase order with Raytheon for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or unbilled receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of June 30, 2012, the Company invoiced $575,000 and recognized $612,000 as revenue with the difference of $41,000 recorded as unbilled receivables. At June 30, 2012, we had $150,000 in accounts receivable with respect to this purchase order, as affected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

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

The Company files U.S. Federal income tax returns, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, or local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have four to ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1.8 million at June 30, 2012.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

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

Comprehensive income (loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of operations and comprehensive income. Our other comprehensive income (loss) consists of the foreign currency translation adjustment.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Recent accounting pronouncements issued by Financial Accounting Standards Board (“FASB”) (including Emerging Issues Task Force (“EITF”)), the American Institute Certified Public Accountants (“AICPA”) and the SEC are:

In June 2011, the FASB issued Acounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity.  The ASU instead permits an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income.  Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented.  This ASU is to be applied retrospectively.  For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011, however early adoption is permitted. The Company adopted the provision of this ASU for its quarter ended December 31, 2011. The adoption of this ASU did not have a material impact on the consolidated financial statements.

3. Inventories – net

The components of inventories include the following:

	June 30, 2012	June 30, 2011

Raw materials	$578,089	$806,024
Work in process	485,429	604,788
Finished goods	522,281	318,076
Reserve for obsolescence	(72,415)	(106,251)
	$1,513,384	$1,622,637

During fiscal years 2012 and 2011 the Company evaluated all reserved items and disposed of $33,800 and $93,400, respectively, of parts and wrote them off against the reserve.

4.    Property and Equipment – net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Life (Years)	2012	2011

Manufacturing equipment	5 - 10	$3,400,004	$3,226,898
Computer equipment and software	3 - 5	249,478	257,451
Furniture and fixtures	5	86,358	86,299
Leasehold improvements	5 - 7	797,219	787,685
Construction in progress		237,800	227,654
Tooling	1 - 5	880,261	1,135,738
Total property and equipment		5,651,120	5,721,725

Less accumulated depreciation and amortization		3,730,170	3,348,703
Total property and equipment, net		$1,920,950	$2,373,022

  During fiscal years 2012 and 2011, fully depreciated manufacturing equipment and computer equipment in the amount of $123,700 and $1,496,500, respectivley, was written off as abandoned assets.

5.    Intangible Assets – net

   Intangible assets consist of the following:

	June 30, 2012	June 30, 2011

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(553,037)	(520,169)
Patents and Trademarks	$68,265	$101,133

Amortization expense related to intangible assets totaled approximately $33,000 during the fiscal years ended June 30, 2012 and 2011.

The amount of the June 30, 2012, net intangible asset value is expected to be fully amortized by the end of fiscal 2015, with annual amortization estimated as follows:

2013	2014	2015	Total
32,868	32,868	2,529	68,265

6. Accounts Payable

The accounts payable balance includes $51,300 and $43,200 of related party transactions for board of directors’ fees for both June 30, 2012 and June 30, 2011, respectively.

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

In June 2012, the Company executed a Securities Purchase Agreement with nineteen institutional and private investors with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock, at $1.02 per share and warrants to purchase 1,457,892 shares of our Common Stock at an exercise price of $1.32 per share. The warrants are exercisable for a period of five years beginning on December 11, 2012. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the warrants) in the amount $1,982,727.  We will use the funds to provide working capital to support the continued growth of our business, with the primary uses of the funds anticipated to be for expansion of our infrared molding capacity and enhancement of our glass preparation processes and test and measurement capability. See note 17 to these Consolidated Financial Statements for more details on this transaction.

Warrants

Warrants shares outstanding at June 30, 2012 equal 4,041,771 and include:
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

•
warrants to purchase up to 605,771 shares of Class A common stock at $1.68 per share and warrants to purchase up to 332,843 shares of Class A common stock at $1.89 at any time through August 1, 2013 in connection with the sale of convertible debentures in fiscal 2009;

•
warrants to purchase up to 332,102 shares of Class A common stock at $0.87 per share at any time through December 31, 2013 in connection with a conversion of 25% of the convertible debentures in fiscal 2009;

•	warrants to purchase up to 582,229 shares of Class A common stock at $1.73 per share at any time through February 19, 2015 in connection with a private placement financing in fiscal 2010;
•	warrants to purchase up to 101,549 shares of Class A common stock at $2.48 per share at any time through October 8, 2015 in connection with a private placement financing in fiscal 2010;
•	warrants to purchase up to 1,652,277 shares of Class A common stock at $1.32 per share at any time through December 11, 2017 in connection with a private placement financing in fiscal 2012; and
•	warrants to purchase up to 25,000 shares of Class A common stock at $1.03 per share at any time through June 29, 2015 in connection with an investor relations contract in fiscal 2012.

8.    Income Taxes

Due to the Company’s losses from operations, there was no provision for income taxes and no taxes were paid during the years ended June 30, 2012 and 2011. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2012	2011
Deferred tax assets:
Net operating loss and credit carryforwards	$36,606,000	$36,370,000
Intangible assets	248,000	335,000
Capital loss and R&D credits	1,496,000	1,397,000
Research development expenses	694,000	708,000
Inventory	57,000	80,000
Accrued expenses and other	110,000	59,000
Gross deferred tax assets	39,211,000	38,949,000
Valuation allowance for deferred tax assets	(38,800,000)	(38,558,000)
Total deferred tax assets	411,000	391,000
Deferred tax liabilities:
Depreciation and other	(411,000)	(391,000)
Net deferred tax liability	$-	$-

The reconciliation of income tax attributable to operations computed at the United States federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $97 million prior to the expiration of net operating loss carry-forwards from 2012 through 2031.  Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $38,800,000 at June 30, 2012, a decrease of approximately $242,000 over June 30, 2011.

At June 30, 2012, in addition to net operating loss carry forwards, the Company also has research and development credit carry forwards of approximately $1,496,000. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9.    Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock units have been granted to date.

These plans are summarized below:

	Award Shares Authorized	Award Shares Outstanding at June 30, 2012	Available for Issuance at June 30, 2012
Equity Compensation Arrangement
Amended and Res tated Omnibus Incentive Plan	1,715,625	1,171,093	99,139
Employee Stock Purchas e Plan	200,000	-	120,024

	1,915,625	1,171,093	219,163

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $1,433 and $1,224 for fiscal 2012 and 2011, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and restricted stock units (“RSUs”) granted in the years ended June 30, 2012 and 2011, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
Expected volatility	119% - 122%	117%
Weighted average expected volatility	119% - 122%	117%
Dividend yields	0%	0%
Risk-free interest rate	0.9% - 2.01%	1.18% - 1.47%
Expected term, in years	3 - 7	3 - 7

Most awards granted under the Company’s Plan vest ratably over two to four years and generally have three-year to ten-year contract lives.  The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 20% for 2012 and 20% for 2011.  The forfeiture rate for RSUs was 0% for both 2012 and 2011. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the treasury interest rate for constant maturities. The forfeiture rate for RSUs for directors is 0% because upon termination of service as a director, all outstanding RSUs immediately vest.

 Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2012 and 2011 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2010	437,641	$6.33	7.3	359,700	0.7
	-

Granted	77,500	2.87	9.3	75,000	2.0
Exercised	(7,270)	1.05	7.5	-	-
Cancelled	(7,638)	192.20	-	-	-

June 30, 2011	500,233	$3.01	6.9	434,700	0.9

Granted	90,000	1.39	9.3	160,000	1.0
Exercised	-	-	-	-	-
Cancelled	(13,840)	9.14	3.0	-	-

June 30, 2012	576,393	$2.61	6.4	594,700	1.0

Awards exercisable/
vested as of
June 30, 2012	378,268	$2.85	5.3	359,700	-

Awards unexercisable/
unvested as of
June 30, 2012	198,125	$2.15	6.4	235,000	1.0
	576,393			594,700

The total intrinsic value of share options exercised for years ended June 30, 2012 and 2011 was $0 and $11,000, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2012 and 2011 was $0 and $27,000 respectively.

The total fair value of shares options vested during the years ended June 30, 2012 and 2011 was $177,000 and $224,000, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2012 and 2011 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2012 and 2011 was $371,000 and $361,000, respectively.

The total fair value of RSUs vested during the years ended June 30, 2012 and 2011 was $275,000 and $65,000, respectively.

As of June 30, 2012 there was $452,669 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.  The cost expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Year ended June 30, 2013	$79,057	$168,420	$247,477
Year ended June 30, 2014	64,254	94,570	158,824
Year ended June 30, 2015	23,587	18,852	42,439
Year ended June 30, 2016	3,929	-	3,929
Year ended June 30, 2017	-	-	-
	$170,827	$281,842	$452,669

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2012 and 2011 and changes during the two years then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2010	180,000	175,000	355,000	$2.24
Granted	77,500	75,000	152,500	2.58
Vested	(75,000)	(50,000)	(125,000)	2.31
Cancelled/Issued/Forfeited	-	-	-	-
June 30, 2011	182,500	200,000	382,500	$2.53
Granted	90,000	160,000	250,000	1.30
Vested	(74,375)	(125,000)	(192,659)	2.27
Cancelled/Issued/Forfeited	-	-	-	-
June 30, 2012	198,125	235,000	433,125	$2.42

Acceleration of Vesting— The Company has not accelerated the vesting of any stock options or RSUs.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2012 and 2011 included in the Consolidated Statement of Operations:

	Year Ended	Year Ended
	June 30,	June 30,
	2012	2011

Stock options	$86,096	$100,766

RSU	185,948	145,383

Total	$272,044	$246,149

The amounts above were included in:
General & administrative	$254,337	$226,215
Cost of sales	8,328	8,765
New product development	9,379	11,169
	$272,044	$246,149

 10.    Net Loss Per Share

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

	Year ended
	June 30,
	2012	2011

Net income (loss)	$(864,867)	$(1,601,963)

Weighted average common shares outstanding:
Basic and diluted	9,861,596	9,533,558

Earnings (Loss) per common share:
Basic and diluted	$(0.09)	$(0.17)

Excluded from computation:
Options to purchase common stock	576,393	500,233
Restricted stock units	594,700	434,700
Common stock warrants	4,041,771	2,656,492
Convertible debentures	706,169	706,169
	5,919,033	4,297,594

11.    Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009.  Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) contribution plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions until February 27, 2009 when the match was eliminated. Currently there are 16 employees who are enrolled in this program. The 401(k) contribution plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. The Company made no matching contributions during the fiscal years ended June 30, 2011 and 2012.

12.    Lease Commitments

The Company has operating leases for office space. At June 30, 2012, the Company has a lease agreement for a manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a six-year original term with renewal options, expires April 2015.

As of June 30, 2012, the Company, through its wholly-owned subsidiary, has a lease agreement for a manufacturing and office facility in Shanghai, China (the “China Lease”). The China Lease, which is for a five-year original term with renewal options, expires April 2015.

During June 2012, the company entered into three-year capital lease agreements for computer equipment and is included as part of Property and Equipment. Assets under capital lease are included in computer equipment and software for $12,542, with accumulated amortization as of June 30, 2012 of $0. Amortization related to capital leases will be included in depreciation expense.

Rent expense totaled $436,192 and $528,522 during the years ended June 30, 2012 and 2011, respectively.

The approximate future minimum lease payments under capital and operating leases at June 30, 2012 were as follows:

Fiscal year ending June 30,	Capital Lease	Operating Lease

2013	4,300	426,224
2014	4,300	456,556
2015	3,942	339,631
Total Minimum Payments	12,542	1,222,411

Less Imputed Interest	(2,037)
Present value of minimum lease payments included in long term debt	10,505
Less current portion	3,602
Long term portion	$6,903

13.   Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was an $88,258 and $50,593 gain at June 30, 2012 and 2011, respectively.   The Company as of June 30, 2012 had approximately $4,304,000 in assets and $3,362,000 in net assets located in China. The Company as of June 30, 2011 had approximately $4,079,000 in assets and $3,264,000 in net assets located in China.

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

In fiscal 2012 sales to four customers individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 10%, sales to AMS Technologies AG at 9%, sales to Thorlabs at 9% and sales to Raytheon Missile Systems at 5%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

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

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”), in an amount equal to $216,570 plus costs and expenses.  We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our Class A common stock at an exercise price equal to $1.68 per share. The warrants were valued at $194,057 using the Black-Scholes-Merton pricing model and were recorded as debt costs. The warrants are exercisable for a period of five years beginning on August 1, 2008.  In addition, the exercise price of 50% of the warrants previously issued to First Montauk and its designees at the closing of the July 2007 offering was reduced from $5.50 to $2.61 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the warrants issued to First Montauk from the July 2007 offering by $115,600 to $104,400.

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

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the original 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures as discussed below.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. For the year ended June 30, 2012 and 2011, $3,298 and $118,977, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and comprehensive income.

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

On March 30, 2011, debenture holders holding approximately 98.71% of the outstanding principal amount of the Debentures consented to an amendment to extend the maturity date of the Debentures from August 1, 2011 to August 1, 2013, at which time the Debentures that have not been converted into shares of Class A common stock will be due and payable in full. The one debenture holder electing not to participate in the extension was paid all amounts due under the Debenture held by such holder, or $14,250, in April 2011. Pursuant to the terms of the amendment, interest was prepaid in Class A common stock on August 1, 2011 for the period from August 1, 2011 through July 31, 2012 and on August 1, 2012 for the period from August 1, 2012 through maturity. The extension of the maturity date of the Debentures was determined to be substantial and therefore triggered “debt extinguishment” accounting under ASC 470-50-40. The Debentures are hybrid financial instruments that blend characteristics of both debt and equity securities.  The Debentures embody settlement alternatives to the holder providing for either redemption of principal and interest in cash (forward component) or conversion into Class A common stock (embedded conversion feature).

As a result of the debt extinguishment accounting, $63,692 of the unamortized debt discount and $25,372 of unamortized debt issuance costs were written off to loss on extinguishment of debt. The calculated fair value of the amended Debentures as of March 30, 2011, the time of the extension, was $1,706,919, and included $924,844 for the forward component and $782,075 for the embedded conversion feature.  The forward component was valued using the present value of discounted cash flows arising from the contractual principal and interest payment terms and the embedded conversion feature was valued using a Monte Carlo simulations method. The fair value of the amended Debentures exceeded the carrying value of the Debentures just prior to the amendment date by $619,419 which represents a premium. Approximately 93% of the Debentures are held by related parties and as such $576,700 of the premium was considered a capital contribution and was not included in the loss on extinguishment and therefore had no impact on additional paid in capital. The remaining $42,719 of the premium was associated with Debentures to non-related parties and thus was recorded to loss on extinguishment of debt and additional paid in capital.

For the year ended June 30, 2012 and 2011, $0 and $316,693, respectively, of the amortized debt discount was amortized through interest expense on the consolidated statement of operations and comprehensive income. The unamortized debt discount was $0 as of June 30, 2012 and 2011.

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $1,087,500 and $1,012,500, respectively at June 30, 2012 and $1,087,500 and $1,012,500, respectively, at June 30, 2011.

We can force the debenture holders to convert the Debentures into shares of our Class A common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

17. Private Common Stock Placements

On June 11, 2012, we executed a Securities Purchase Agreement with nineteen institutional and private investors with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our common stock at an exercise price of $1.32 per share (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. We received aggregate gross cash proceeds from the issuance of the Class A common stock (exclusive of proceeds from any future exercise of the June 2012 Warrants) in the amount $1,982,727.  We used the funds to provide working capital to support the continued growth of our business, with the primary uses of the funds anticipated to be for expansion of our infrared molding capacity and enhancement of our glass preparation processes and test and measurement capability.  The funding will also support new product development and the acquisition of new equipment, also critical to the Company’s growth plans.

The Company paid a commission to the exclusive placement agent for the offering, Meyer Associates, LP (“Meyer”), in an amount equal to $198,300 plus costs and expenses.  The Company also issued to Meyer and its designees warrants to purchase an aggregate of 194,385 shares of our Class A common stock at exercise price equal to $1.32 per share, for a five-year term beginning December 11, 2012.  Legal and other expenses to register the Class A common stock were approximately $187,641, reducing the proceeds of the offering.

The June 2012 Warrants issued in this placement were determined to be a derivative liability, see Note 18 to the Consolidated Financial Statements.

18. Derivative Financial Instruments

The Company accounted for the June 2012 Warrants issued to investors under the June 11, 2012 Securities Purchase Agreement (see Note 17 above) in accordance with ASC 815-10, Derivatives and Hedging (ASC 815-10). ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants, if the Company issues or sell shares of its common stock at a price which is less than the then current warrant exercise price, the June 2012 Warrants have been classified as a liability as opposed to equity in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s stock. As a result, the fair value of the June 2012 warrants were remeasured on June 30, 2012 and will be remeasured at each subsequent financial reporting period. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	6/11/2012	6/30/2012
Equivalent Volatility	107.02%	103.80%
Equivalent Interest Rate	0.33%	0.37%
Estimated stock price	$0.8534	$0.8219
Floor	$1.1500	$1.1500
Greater of estimated stock price or floor	$1.1500	$1.1500
Probability price < Strike	84.98%	84.91%
FV of put	$1.0672	$1.0698
Probability of Fundamental Transaction occuring	5%	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $1,087,296 at June 30, 2012.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended June 30, 2012:

Warrant Liability
Balance at June 30, 2011	$-
Issuance of common stock warrants	1,190,660
Change in fair value of warrant liability	(103,364)
Balance at June 30, 2012	$1,087,296

19.  Withdrawn Financing Plan

On September 29, 2011, the Company filed a Registration Statement on Form S-1, as subsequently amended (Registration No. 333-177079) (the “Registration Statement”) with the SEC announcing its intention to raise funds through the sale of Class A common stock in a fully-underwritten public offering. The Company intended to sell up to 4.5 million units, with each unit consisting of one share of our Class A common stock, one Warrant A to purchase 0.25 shares of our Class A common stock and one Warrant B to purchase 0.25 shares of our Class A common stock. On January 27, 2012, the Company filed a request for withdrawal of the Registration Statement with the SEC. The Company had determined that it was not in the best interests of the Company to proceed with the offering due to business, economic and market conditions. Prepaid offering costs of approximately $227,000 were written off in the fiscal quarter ended March 31, 2012 and are included in selling, general and administrative costs on the accompanying consolidated statement of operations and comprehensive income.

20. Deferred Revenue/Costs in Excess of Billings

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

The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company has recorded in costs in excess of billings on the accompanying consolidated balance sheet the difference between the amounts invoiced on the project and the amount recognized into revenue.

As of June 30, 2012, the Company invoiced $575,000 and recognized $612,000 as revenue. The balance of $41,000 is recorded as unbilled receivables. The project is expected to be completed by July 2013. At June 30, 2012, the Company had $150,000 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:  September 6, 2012

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	September 6, 2012	/s/ DOROTHY M. CIPOLLA	September 6, 2012
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	September 6, 2012	/s/ SOHAIL KHAN Sohail Khan Director	September 6, 2012

/s/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	September 6, 2012	/s/ LOUIS LEEBURG Louis Leeburg Director	September 6, 2012

/s/ M. Scott Faris M. Scott Faris Director	September 6, 2012	/s/ GARY SILVERMAN Gary Silverman Director	September 6, 2012

S-1