Form 10-Q
period 2012-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2012-11-08
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

11,801,684 shares of common stock, Class A, $.01 par value, outstanding as of November 8, 2012.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
Assets	2012	2012
Current assets:
Cash and cash equivalents	$2,161,729	$2,354,087

Trade accounts receivable, net of allowance of $6,596 and $18,214	2,082,146	2,133,079
Inventories, net	1,601,001	1,513,384
Other receivables	246,021	41,000
Prepaid interest expense	72,500	7,250
Prepaid expenses and other assets	297,185	201,459
Total current assets	6,460,582	6,250,259

Property and equipment, net	1,890,897	1,920,950
Intangible assets, net	60,048	68,265
Debt costs, net	3,016	3,882
Other assets	27,737	27,737
Total assets	$8,442,280	$8,271,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,170,915	$1,129,708
Accrued liabilities	110,611	183,910
Accrued payroll and benefits	486,880	386,234
Deferred revenue	—	37,750
8% convertible debentures to related parties	1,012,500	—
8% convertible debentures, net of debt discount	75,000	—
Capital lease obligation, current portion	3,602	3,602
Total current liabilities	2,859,508	1,741,204

Capital lease obligation, less current portion	6,003	6,903
Deferred rent	333,121	345,726
Derivative liability, warrant	991,512	1,087,296
8% convertible debentures to related parties	—	1,012,500
8% convertible debentures	—	75,000
Total liabilities	4,190,144	4,268,629

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 11,801,684 and 11,711,952 shares issued and outstanding, respectively	118,017	117,120
Additional paid-in capital	208,560,927	208,410,216
Accumulated other comphrehensive income	85,101	88,258
Accumulated deficit	(204,511,909)	(204,613,130)
Total stockholders’ equity	4,252,136	4,002,464
Total liabilities and stockholders’ equity	$8,442,280	$8,271,093

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months ended
	September 30,
	2012	2011

Product sales, net	$2,891,054	$2,733,125
Cost of sales	1,713,742	1,650,501
Gross margin	1,177,312	1,082,624

Operating expenses:
Selling, general and administrative	982,455	995,621
New product development	212,457	287,719
Amortization of intangibles	8,217	8,217
Loss on disposal of property and equipment	702	—
Total costs and expenses	1,203,831	1,291,557

Operating loss	(26,519)	(208,933)

Other income (expense):
Interest expense	(30,440)	(23,420)
Interest expense - debt costs	(866)	(800)
Change in fair value of derivative warrant	95,784	—
Other income, net	63,262	34,706
Total other expense, net	127,740	10,486

Net income (loss)	$101,221	$(198,447)

Income (loss) per common share (basic)	$0.01	(0.02)
Number of shares used in per share calculation (basic)	11,771,902	9,746,107

Income (Loss) per common share (diluted)	$0.01	$(0.02)
Number of shares used in per share calculation (diluted)	12,698,704	9,746,107

Foreign currency translation adjustment	(3,157)	11,856
Comprehensive income (loss)	$98,064	(186,591)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Three Months ended September 30, 2012

(Unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2012	11,711,952	$117,120	$208,410,216	$88,258	$(204,613,130)	$4,002,464

Issuance of common stock for:
Employee stock purchase plan	5,261	53	3,741	—	—	3,794
Interest payment on convertible debentures	84,471	844	86,156	—	—	87,000

Stock based compensation on stock options and restricted stock units	—	—	60,814	—	—	60,814
Net income	—	—	—	—	101,221	101,221
Foreign currency translation adjustment	—	—	—	(3,157)	—	(3,157)

Balance at September 30, 2012	11,801,684	$118,017	$208,560,927	$85,101	$(204,511,909)	$4,252,136

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$101,221	$(198,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	208,637	245,438
Interest from amortization of debt costs	866	800
Loss on disposal of property and equipment	702	—
Stock based compensation	60,814	64,546
Change in provision for doubtful accounts receivable	(623)	—
Change in fair value of warrant laibility	(95,784)	—
Deferred rent	(12,605)	(28,657)

Changes in operating assets and liabilities:
Trade accounts receivables	51,556	(236,935)
Other receivables	(205,021)	30,943
Inventories	(87,617)	(195,552)
Prepaid expenses and other assets	(73,976)	2,746
Accounts payable and accrued liabilities	68,554	432,467
Deferred revenue	(37,750)	—
Net cash provided by (used in) operating activities	(21,026)	117,349

Cash flows from investing activities
Purchase of property and equipment	(171,069)	(347,228)
Net cash used in investing activities	(171,069)	(347,228)

Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	3,794	7,871
Deferred costs associated with equity financing	—	(25,000)

Payments on capital lease obligation	(900)	—
Net cash provided by financing activities	2,894	(17,129)

Effect of exchange rate on cash and cash equivalents	(3,157)	11,856

Decrease in cash and cash equivalents	(192,358)	(235,152)

Cash and cash equivalents, beginning of period	2,354,087	928,900

Cash and cash equivalents, end of period	$2,161,729	$693,748

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,380	$—
Income taxes paid	1,736	1,755
Supplemental disclosure of non-cash investing & financing activities:
Accrued deferred costs associated with equity financing	—	32,139
Prepaid interest on convertible debentures through the issuance of common stock	87,000	87,000

The accompanying notes are an integral part of these consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

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

History:

LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company formed LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”), a wholly-owned manufacturing subsidiary located in Jiading, People’s Republic of China. LPOI’s manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant increased LightPath’s overall production capacity and enabled it to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

The Company is engaged in the production of precision molded aspherical lenses, infrared molded lenses, GRADIUM® glass lenses, collimators and isolator optics used in various markets, including industrial, medical, defense, test & measurement and telecommunications.

Liquidity:

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. However, cash flow and cash management continue to be primary concerns of the Company. Cash provided by (used in) operations was approximately $406,000 and $95,000 during fiscal years ended 2012 and 2011, respectively. During the three months ended September 30, 2012, cash used in operations was approximately ($21,000) primarily due to an increase in other receivables related to the Raytheon Vision Systems (“Raytheon”) purchase order.

At September 30, 2012, we had a book cash balance of approximately $2.16 million. For the three months ended September 30, 2012, our cash balance decreased by $192,000 compared to a decrease of $235,000 in the same period of the prior fiscal year.   This decrease in our cash balance for the first three months of fiscal 2013 was primarily due to investment capital expenditures for cost reduction equipment used in our anti-reflective coating process, equipment for the infrared product line capacity and tooling for new lenses.

Management believes that cash flow from operations will improve during the rest of fiscal 2013 based upon the current booking rate combined with recent quote activity and the existing 12-month backlog. We are also continuing to seek opportunities to reduce costs and manage cash usage. We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life, increasing operator yields and production efficiencies, and installing an anti-reflective coating process in our Shanghai facility.

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

Deferred revenue relates to a $1.1 million purchase order with Raytheon for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of September 30, 2012, the Company invoiced $643,500 and recognized $869,000 as revenue with the difference of $225,500 recorded as other receivables. At September 30, 2012, we had $0 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

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

The Company recognized and recorded $50,000 in license income in “other income, net” on the accompanying consolidated statement of operations and comprehensive income for the three months ended September 30, 2012. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1.5 million at September 30, 2012.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Recent accounting pronouncements- The Company has implemented all new accounting pronouncements issued by Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (the “SEC”) that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Inventories

The components of inventories include the following:

	(unaudited)

	September 30, 2012	June 30, 2012

Raw materials	$592,712	$578,089
Work in process	517,346	485,429
Finished goods	583,023	522,281
Reserve for obsolescence	(92,080)	(72,415)
	$1,601,001	$1,513,384

4. Property and Equipment

Property and equipment are summarized as follows:

		(unaudited)
	Estimated	September 30,	June 30,
	Life (Years)	2012	2012

Manufacturing equipment	5 - 10	$3,462,871	$3,400,004
Computer equipment and software	3 - 5	247,101	249,478
Furniture and fixtures	5	83,992	86,358
Leasehold improvements	5 - 7	797,219	797,219
Construction in progress		271,821	237,800
Tooling	1 - 5	630,106	880,261
Total property and equipment		5,493,110	5,651,120

Less accumulated depreciation and amortization		3,602,213	3,730,170
Total property and equipment, net		$1,890,897	$1,920,950

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	September 30, 2012		June 30, 2012

Gross carrying amount	$621,302		$621,302
Accumulated amortization	(561,254)		(553,037)
Net carrying amount	$60,048	#	$68,265

Amortization expense related to intangible assets totaled approximately $8,000 during both quarters ended September 30, 2012 and 2011. The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2013 and each fiscal year thereafter:

2013	2014	2015	Total
24,651	32,868	2,529	60,048

6. Accounts Payable

The accounts payable balance includes approximately $51,300, and $51,300 of related party transactions for board of directors’ fees as of September 30, 2012 and June 30, 2012, respectively.

7. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $473 and $806 for the quarters ended September 30, 2012 and 2011, respectively.

These two plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at September 30,	at September 30,
Equity Compensation Arrangement	Authorized	2012	2012
Amended and Restated Omnibus Incentive Plan	1,715,625	1,132,814	137,418
Employee Stock Purchase Plan	200,000	—	114,763

	1,915,625	1,132,814	252,181

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

The Company did not grant any stock options in the first quarter of fiscal 2013 or 2012.

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the quarters ended September 30, 2012 and 2011. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2012 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2012	576,393	$2.61	6.4	594,700	1.0

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	(38,279)	2.41	7.5	—	—

September 30, 2012	538,114	$2.35	6.2	594,700	0.9

Awards exercisable/ vested as of September 30, 2012	366,614	$2.83	5.2	359,700	—

Awards unexercisable/ unvested as of September 30, 2012	171,500	$2.14	8.3	235,000	0.9
	538,114			594,700

The total intrinsic value of options outstanding and exercisable at September 30, 2012 and 2011 was $0 and $21,000, respectively.

The total intrinsic value of RSUs exercised during the quarter ended September 30, 2012 and 2011 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2012 and 2011 was $352,542 and $338,000, respectively.

The total fair value of RSUs vested during the quarter ended September 30, 2012 and 2011 was $0 and $0, respectively.

The total fair value of option shares vested during the quarter ended September 30, 2012 and 2011 was $0, and $18,000, respectively.

As of September 30, 2012, there was $370,475 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.

The compensation cost is expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Remainder of the year ended June 30, 2013	$72,846	$101,885	$174,731

Year ended June 30, 2014	71,589	81,133	152,722

Year ended June 30, 2015	24,144	15,494	39,638

Year ended June 30, 2016	3,384	—	3,384
	$171,963	$198,512	$370,475

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2012 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2012	198,125	235,000	433,125	$2.42
Granted	—	—	—	—
Vested	(5,000)	—	(5,000)	2.93
Cancelled/Issued/Forfeited	(21,625)	—	(21,625)	2.19
September 30, 2012	171,500	235,000	406,500	$2.06

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2012 and 2011 included in the consolidated statements of operations:

	(unaudited)	(unaudited)
	Three months ended	Three months ended
	September 30,	September 30,
	2012	2011

Stock options	13,523	22,575
RSU	47,291	41,971
Total	60,814	64,546

The amounts above were included in:
General & administrative	63,141	59,841
Cost of sales	(4,350)	2,125
New product development	2,023	2,580
	60,814	64,546

8. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computation for basic and diluted loss per share are described in the following table:

	(unaudited)
	Three months ended September 30,
	2012	2011

Net income (loss)	$101,221	$(198,447)
Weighted average common shares outstanding:
Basic	11,771,902	9,746,107
Effect of dilutive securities:
Restricted stock units	594,700	—
Common stock warrants	332,102	—
Diluted	12,698,704	9,746,107

Earnings (Loss) per common share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Excluded from computation:
Options to purchase common stock	583,109	500,233
Restricted stock units	—	434,700
Common stock warrants	3,709,669	2,364,492
Convertible debentures	706,169	706,169
	4,998,947	4,005,594

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects net gains of approximately $3,000 for the three months ended September 30, 2012 and a loss of approximately $12,000 for the three months ended September 30, 2011. The Company, as of September 30, 2012, had approximately $4.6 million in assets and $3.6 million in net assets located at LPOI’s Shanghai facility. The Company transferred equipment from the Orlando facility to LPOI’s Shanghai facility, and purchased and transferred equipment to the LPOI’s Shanghai facility, during each fiscal year since 2006 through 2011.

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

We also incurred debt issuance costs associated with the issuance of the Debentures of $554,308 which were amortized over the original 36-month term using the effective interest method, adjusted for accelerated conversions of the Debentures and the extension of the maturity date of the Debentures as discussed below.  The costs were for broker commissions, legal and accounting fees, filing fees and $194,057 representing the fair value of the 190,195 warrants shares issued to First Montauk.  We used the Black-Scholes-Merton model to determine fair value of the warrants issued to First Montauk. For the years ended June 30, 2012 and 2011, $3,298 and $118,977, respectively of the debt issuance costs were amortized through interest expense on the consolidated statement of operations and comprehensive income.

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

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $1,087,500 and $1,012,500, respectively at September 30, 2012 and at June 30, 2012.

We can force the debenture holders to convert the Debentures into shares of our Class A common stock if our stock price exceeds $5.00 per share. A forced conversion of the Debentures would include a 10% premium on the face amount.  No payment of dividends may be made while the Debentures are outstanding.

11. Costs in Excess of Billings or Deferred Revenue

In January 2012, the Company received a purchase order for $1.1 million from Raytheon. The purchase order is for development of low cost manufacturing processes for infrared optics and is in support of Raytheon’s $13.4 million Defense Advanced Research Projects Agency’s (DARPA) Low Cost Thermal Imaging Manufacturing (LCTI-M) program. The goal of LCTI-M is to develop a wafer scale manufacturing process that will result in a camera on a chip, making thermal imagers affordable, accessible, and ubiquitous to every warfighter.

The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company has recorded in deferred revenue on the accompanying consolidated balance sheet the difference between the amounts invoiced on the project and the amount recognized into revenue.

As of September 30, 2012, the Company invoiced $643,500 in milestone billings per the agreement, and recognized $869,000 as revenue, including $253,000 for the quarter ended September 30, 2012. The balance of $225,500 is recorded as other receivables. The project is expected to be completed by July 2013. At September 30, 2012 we had $0 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet.

12. Private Common Stock Placements

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

The June 2012 Warrants issued in this placement were determined to be a derivative liability, see Note 13 to the Consolidated Financial Statements.

13. Derivative Financial Instruments

The Company accounted for the June 2012 Warrants issued to investors under the June 11, 2012 Securities Purchase Agreement (see Note 12 above) in accordance with ASC 815-10, Derivatives and Hedging (ASC 815-10). ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants, if the Company issues or sell shares of its common stock at a price which is less than the then current warrant exercise price, the June 2012 Warrants have been classified as a liability as opposed to equity in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s stock. As a result, the fair value of the June 2012 Warrants were remeasured on September 30, 2012 and will be remeasured at each subsequent financial reporting period. The change in fair value of the

June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	September 30, 2012
Equivalent Volatility	96.92%
Equivalent Interest Rate	0.33%
Estimated stock price	$0.8039
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	84.41%
FV of put	$1.0767
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $991,512 at September 30, 2012. The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended September 30, 2012:

September 30, 2012
Warrant Liability
July 1, 2012	1,087,296
Change in fair value of warrant liability	(95,784)
September 30, 2012	991,512

14. License of GRADIUM Intellectual Property

On September 19, 2012, the Company and Hubei New Hua Guang Information Materials Company, Ltd. (“NHG”) entered into an exclusive Intellectual Property License Agreement for the Company’s GRADIUM® glass products. The license agreement is for an initial term of five years, expiring on September 19, 2017. The term of the license agreement extends beyond the remaining life of the patents. Under the terms of the license agreement, the Company will receive $150,000 in licensing fees, and royalties on product sales starting in the fourth year of the agreement. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee arrangement can be reasonably assured. The Company has determined that $50,000 of the $150,000 license fee under this arrangement, representing the first milestone payment, is reasonable assured of being collected as of September 30, 2012. The Company recognized the $50,000 as other income in the quarter ended Septemeber 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

Overview

Historical:  We are in the business of manufacturing optical components and higher level assemblies including precision molded glass aspheric optics, isolators, proprietary high performance fiber optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. All the products we produce enable lasers and imaging devices to function more effectively.

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

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Although we achieved positive cash flow from operations, we were not profitable during fiscal 2012 or 2011. Cash provided by operations was $406,000 for fiscal 2012 and $95,000 during fiscal 2011. The improvements in cash flows from operations are as a result of the cash conservation strategy and the additional markets we are able to address due to our lower cost structure.

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

●	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff.

●	Customers that incorporate products such as ours into higher volume, commercial applications, continuously work to reduce their expenses, which often leads them to larger or overseas lower-cost suppliers even if sacrificing quality.

●	Because of our limited cash resources and cash flow, we may not be able to support the supply requirements needed to service the demands in the market for high-volume, low-cost lenses, without arranging for additional capital expenditures.

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

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” Our backlog has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, the percent of the backlog is scheduled by the customer for date-certain delivery. We define our “12-month backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. Generally, a higher 12-month backlog is better for us.

At June 30, 2012, our 12-month backlog was approximately $4.89 million. At September 30, 2012, our 12-month backlog increased by approximately $1.26 million to $5.46 million as compared to the same period last year. We have seen increased quote activity for our imaging lenses during the quarter ended September 30, 2012 compared to the same period last year.  Bookings and quote activity have also increased for our industrial low-cost lenses in Asia. With the continuing diversification of our 12-month backlog we expect to show modest increases in revenue for the remaining quarters of 2013.

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

The following table sets forth EBITDA for the three months ended September 30, 2012 and 2011:

	(Unaudited)
	Three months ended September 30,
	2012	2011

Net income (loss)	$101,221	$(198,447)
Depreciation and amortization	208,637	245,438
Interest expense	31,306	24,220
EBITDA	$341,164	$71,211

Our EBITDA for the three months ended September 30, 2012 increased to approximately $341,000, compared to approximately $71,000 for the three months ended September 30, 2011. The improvement in EBITDA was principally caused by the recognition of net income, instead of net loss, the change in the fair value of our warrant liability with respect to the June 2012 Warrants and royalty income from licensing our GRADIUM product line. For comparison purposes, net income was approximately $101,000 or $0.01 per basic and diluted common share during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012, in which we reported a net loss of approximately $198,000 or $0.02 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the three months ended September 30, 2012 and 2011, our DCSI was 85 and 100, respectively, compared to 76 for the year ended June 30, 2012.

This decrease in DCSI for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 was due to lower inventory levels as a result of an increase in sales as well as effectively managing our inventory levels based on a quarterly review of bookings.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the three months ended September 30, 2012 and 2011, our DSO was 66 and 69, respectively. During the year ended June 30, 2012, our average

DSO was 68. Our DSO for the quarter was lower than our average DSO for fiscal 2012 due to 48% of the quarterly revenue earned was from products shipped in September, and therefore, the majority of our total current receivables have not been collected as of September 30, 2012. This compares to 55% of products shipped in the June of the fourth quarter of fiscal 2012.

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

Liquidity and Capital Resources

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. However, cash flow and cash management continue to be primary concerns of the Company. The Company has a history of recurring losses from operations and as of September 30, 2012, the Company had an accumulated deficit of approximately $204.4 million. Cash provided by operations was $406,000 for fiscal year 2012 and $95,000 for fiscal year 2011. During the three months ended September 30, 2012, cash used in operations was approximately ($21,000) due to an increase in other receivables related to the Raytheon Vision Systems (“Raytheon”) purchase order.

At September 30, 2012, we had a book cash balance of approximately $2.16 million. For the three months ended September 31, 2012, cash decreased by approximately $192,000 compared to a decrease of approximately $235,000 for the same period last year. The use of cash in both periods was primarily due to investment capital expenditures for cost reduction equipment used in our anti-reflective coating process, equipment for the infrared product line capacity and tooling for new lenses. On November 5, 2012, the Company had a book cash balance of approximately $2.0 million.

Management developed an operating plan for fiscal 2013 base on anticipated sales growth primarily from precision molded optics, with the emphasis on low-cost, high volume applications, optical assemblies including the redesigned collimator product line and infrared products, and continued implementation of new cost reductions with programs to improve tool life and lower anti-reflective coating costs by coating lenses at our facilities. Management reviews the operating plan on a quarterly basis and makes adjustments as needed.

We believe, based on our operating plan and related financial projections, that cash flow from operations will improve for the remainder of fiscal 2013. Our current booking rate of orders combined with recent quote activity and the existing 12-month backlog give us confidence that future cash flow will be sufficient to fund our operations. Our forecast includes an increase in sales in infrared lenses and precision molded optics for imaging and laser tools.

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

Investing Activities

Periodically we make expenditures for capital goods. In the first quarter of fiscal 2013, we had capital expenditures for tooling, equipment to support our tooling operations, as well as purchasing equipment for the infrared product line.

Financing Activities

Over the past several fiscal years, our net use of cash has required that we draw down on our cash and cash equivalent balances and periodically raise additional funds through the sale of shares of common stock or, in the case of our August 2008 offering, debentures convertible into shares of our common stock.

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

We do not currently have any availability for borrowing under equipment leases or other loan facilities and we do not currently have any commitment from any party to provide any other financing to the Company. In June 2012 we raised $1.98 million through a private placement. There can be no assurances that financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues:

For the quarter ended September 30, 2012, we reported total revenues of $2.89 million compared to $2.73 million for the first quarter of last fiscal year, an increase of 6%. The increase from the first quarter of the prior fiscal year was attributable to increases in sales of custom optics which included revenue from a large purchase order from Raytheon Vision Systems (“Raytheon”), and an increase in our industrial tool products offset by a decrease in sales for our collimator and GRADIUM product lines. Unit shipment volume in precision molded optics increased by 25% in the first quarter of 2013 compared to the same period of the prior fiscal year. Growth in sales going forward is expected to be derived primarily from the precision molded lens product line, particularly our low cost lenses being sold in Asia and from new business with penetration into imaging applications.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2013 was 41% compared to 40% for the first quarter of fiscal 2012. Total manufacturing costs of $1.71 million were approximately $63,000 higher in the first quarter of fiscal 2013 compared to the same period of the prior fiscal year. The increase in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of an increase of $163,000 in direct costs associated with the Raytheon purchase order, partially offset by lower fixed and tooling costs.

Unit sales of precision molded optics lenses increased by 25% in the first quarter of fiscal 2013 compared to the same period last year. In the first quarter of fiscal 2013, 47% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 41% in the same period last year. All of the precision molded optics lenses have been redesigned to use lower cost materials; however, some of our customer have continued to purchase the more expense glass type lenses. The increase in sales of the more expensive glass types is the result of the mix change of units sold, with less sales of the lower cost optics that utilizes lower-cost glass materials. The transition from higher-cost glass materials to lower-cost glass materials also causes inefficiencies in our coating process. The lens coating on our higher-cost glass lenses is different from the lens coating on our lower-cost glass lenses and requires separate coating runs, thereby increasing our lens coating costs. Once the transition by our customers to lower-cost glass types is complete, we expect our coating efficiencies to improve and our costs to decrease.

Direct costs, which include material, labor and services, decreased to 22% of revenue in the first quarter of fiscal 2013, as compared to 29% of revenue in the first quarter of fiscal 2012. The decrease in direct costs was primarily due to improved labor productivity and the continued transition to lower cost glass materials. We saved $28,000 in material costs due to the transition to lower cost glass.

We have seen improvement in our gross margins for the past two quarters due to the headcount and salary reductions implemented in the fourth quarter of last fiscal year and the increase in sales. As our revenues increase, we expect continued improvements in gross margins as our overhead costs are amortized over a larger base.

Selling, General and Administrative:

During the first quarter of fiscal 2013, selling, general and administrative (“SG&A”) costs were approximately $982,000, compared to $996,000 in the first quarter of fiscal 2012, a decrease of approximately $14,000. This decrease was due to lower sales travel expenses. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $212,000 in the first quarter of fiscal 2013 compared to approximately $288,000 in the same period last year, a 26% decrease. This decrease was primarily due to a decrease in new product development with the staff focused on the Raytheon purchase order. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2013 as we invest in the continued development of our infrared product lines.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended September 30, 2012 and 2011.

Other Income (Expense):

Interest expense was approximately $31,000 in the first quarter of fiscal 2013 as compared to $24,000 in the first quarter of fiscal 2012. This interest expense resulted from interest on our convertible debentures, at 8% per annum and amortization of debt discount and debt costs.

In the first quarter of fiscal 2013 we recognized a gain of approximately $96,000 related to the change in the fair value of derivative warrants issued in our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Investment and other income increased by approximately $28,000 to $63,000 in the first quarter of fiscal 2013 compared to approximately $35,000 in the first quarter of fiscal 2012. In the first quarter of fiscal 2013 we sold a technology license for our GRADIUM product line in Asia for $150,000 of which we recognized other income of $50,000 for the first milestone.

Net Income (Loss):

Net income was approximately $101,000 or $0.01 basic and diluted per share during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012, in which we reported a net loss of approximately $198,000 or $0.02 basic and diluted per share. The approximate $399,000 improvement resulted from the royality income from licensing the GRADIUM product line, the change in the fair value of our warrant liability for our June 2012 Warrants, a decrease in new product development expenses and higher gross margin due to an increase in sales. Weighted-average shares outstanding (basic) was 11,771,902 in the first quarter of fiscal 2013 compared to 9,746,107 in the first quarter of fiscal 2012. The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock related to the the sale of securities in our June 2012 private placement, shares issued related to the payment of interest on convertible debentures and shares issued for our related to the employee stock purchase plan.

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

The Company recognized and recorded $50,000 in license income in “other income, net” on the accompanying consolidated statement of operations and comprehensive income for the three months ended September 30, 2012. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of September 30, 2012, the Company invoiced $643,500 and recognized $869,000 as revenue, which includes $253,000 that was recognized in the quarter ended September 30, 2012. The balance of $225,500 was recorded as other accounts receivable. At September 30, 2012, we had $0 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5
3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11
10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debentures, dated as of March 30, 2011	17

10.19	2004 Employee Stock Purchase Plan dated December 6, 2004	18

10.20	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	19

10.21	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	19

10.22	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	19

10.23	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	20

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

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

20.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2012, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 8, 2012	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

