Form 10-Q
period 2012-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2013-02-07
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
11,806,990 shares of common stock, Class A, $.01 par value, outstanding as of February 4, 2013.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
Assets	2012	2012
Current assets:
Cash and cash equivalents	$1,777,530	$2,354,087
Trade accounts receivable, net of allowance of $3,003 and $18,214	2,409,606	2,133,079
Inventories, net	1,729,227	1,513,384
Other receivables	287,057	41,000
Prepaid interest expense	50,750	7,250
Current debt costs, net	2,132	—
Prepaid expenses and other assets	229,083	201,459
Total current assets	6,485,385	6,250,259
Property and equipment, net	2,016,565	1,920,950
Intangible assets, net	51,831	68,265
Debt costs, net	—	3,882
Other assets	27,737	27,737
Total assets	$8,581,518	$8,271,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,339,508	$1,129,708
Accrued liabilities	77,904	183,910
Accrued payroll and benefits	469,807	386,234
Deferred revenue	1,966	37,750
8% convertible debentures to related parties	1,012,500	—
8% convertible debentures, net of debt discount	75,000	—
Capital lease obligation, current portion	3,602	3,602
Total current liabilities	2,980,287	1,741,204
Capital lease obligation, less current portion	5,102	6,903
Deferred rent	297,138	345,726
Warrant liability	821,960	1,087,296
8% convertible debentures to related parties	—	1,012,500
8% convertible debentures	—	75,000
Total liabilities	4,104,487	4,268,629
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 11,801,684 and 11,711,952
shares issued and outstanding, respectively	118,017	117,120
Additional paid-in capital	208,641,399	208,410,216
Accumulated other comprehensive income	88,752	88,258
Accumulated deficit	(204,371,137)	(204,613,130)
Total stockholders’ equity	4,477,031	4,002,464
Total liabilities and stockholders’ equity	$8,581,518	$8,271,093

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
Product sales, net	$2,916,781	$2,672,138	5,807,835	$5,405,263
Cost of sales	1,650,461	1,828,368	3,364,203	3,478,869
Gross margin	1,266,320	843,770	2,443,632	1,926,394
Operating expenses:
Selling, general and administrative	1,018,367	883,882	2,000,822	1,879,503
New product development	264,311	271,532	476,768	559,251
Amortization of intangibles	8,217	8,217	16,434	16,434
Loss on disposal of property and equipment	545	—	1,247	—
Total costs and expenses	1,291,440	1,163,631	2,495,271	2,455,188
Operating loss	(25,120)	(319,861)	(51,639)	(528,794)
Other income (expense):
Interest expense	(14,616)	(21,750)	(45,056)	(45,170)
Interest expense - debt costs	(884)	(816)	(1,750)	(1,616)
Change in fair value of warrant liability	169,552	—	265,336	—
Other income (expense), net	11,840	(872)	75,102	33,834
Total other income (expense), net	165,892	(23,438)	293,632	(12,952)
Net income (loss)	$140,772	$(343,299)	$241,993	$(541,746)
Income (loss) per common share (basic)	$0.01	$(0.04)	$0.02	$(0.06)
Number of shares used in per share calculation	11,801,684	9,761,129	11,786,793	9,753,618
(basic)
Income (Loss) per common share (diluted)	$0.01	$(0.04)	$0.02	$(0.06)
Number of shares used in per share calculation	12,728,486	9,761,129	12,738,595	9,753,618
(diluted)
Foreign currency translation adjustment	3,651	9,278	494	21,134
Comprehensive income (loss)	$144,423	$(334,021)	$242,487	$(520,612)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Six months ended December 31, 2012
(Unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2012	11,711,952	$117,120	$208,410,216	$88,258	$(204,613,130)	$4,002,464

Issuance of common stock for:
Employee stock purchase plan	5,261	53	3,741	—	—	3,794
Interest payment on convertible debentures	84,471	844	86,156	—	—	87,000
Warrant issued for consulting services	—	—	13,000	—	—	13,000
Stock based compensation on stock
options and restricted stock units	—	—	128,286	—	—	128,286
Net income	—	—	—	—	241,993	241,993
Foreign currency translation adjustment	—	—	—	494	—	494

Balance at December 31, 2012	11,801,684	$118,017	$208,641,399	$88,752	$(204,371,137)	$4,477,031

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$241,993	$(541,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	408,295	571,707
Interest from amortization of debt costs	1,750	1,616
Loss on disposal of property and equipment	1,247	—
Stock based compensation	128,286	137,976
Change in provision for doubtful accounts receivable	(4,216)	8,557
Change in fair value of warrant liability	(265,336)	—
Deferred rent	(48,588)	(59,859)
Changes in operating assets and liabilities:
Trade accounts receivables	(272,311)	(8,871)
Other receivables	(246,057)	30,943
Inventories	(215,843)	(170,059)
Prepaid expenses and other assets	28,876	(30,764)
Accounts payable and accrued liabilities	187,367	317,107
Deferred revenue	(35,784)	—
Net cash provided by (used in) operating activities	(90,321)	256,607
Cash flows from investing activities
Purchase of property and equipment	(488,723)	(542,597)
Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	3,794	7,871
Deferred costs associated with equity financing	—	(76,527)
Payments on capital lease obligation	(1,801)	—
Net cash provided by (used in) financing activities	1,993	(68,656)
Effect of exchange rate on cash and cash equivalents	494	21,134

Decrease in cash and cash equivalents	(576,557)	(333,512)
Cash and cash equivalents, beginning of period	2,354,087	928,900

Cash and cash equivalents, end of period	$1,777,530	$595,388
Supplemental disclosure of cash flow information:
Interest paid in cash	$1,555	$—
Income taxes paid	$1,736	$3,694
Supplemental disclosure of non-cash investing & financing activities:
Accrued deferred costs associated with equity financing	$—	$144,070
Prepaid interest on convertible debentures through the issuance of common stock	$87,000	$87,000

The accompanying notes are an integral part of these consolidated statements.

Notes to Financial Statements
1.  Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

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

Liquidity:
In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. However, cash flow and cash management continue to be primary concerns of the Company. Cash provided by operations was approximately $406,000 and $95,000 during fiscal years ended 2012 and 2011, respectively. During the six months ended December 31, 2012, cash used in operations was approximately ($90,000) primarily due to an increase in other receivables related to a large purchase order from Raytheon Vision Systems (“Raytheon”), and increases in accounts receivable and inventory.

At December 31, 2012, we had a book cash balance of approximately $1.78 million.  During the six months ended December 31, 2012, we used $577,000 of cash which compares to a cash usage of $334,000 for the first six months of the prior fiscal year.   This decrease in our cash balance for the first six months of fiscal 2013 was primarily due to investment capital expenditures for cost reduction equipment used in our anti-reflective coating process, equipment for the infrared product line capacity and tooling for new lenses.

Management believes that cash flow from operations will improve during the rest of fiscal 2013 based upon the current booking rate combined with recent quote activity, the existing 12-month backlog and the full impact of current cost reduction efforts in staffing, coating costs and glass costs. We are also continuing to seek opportunities to reduce costs and manage cash usage.  We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life, increasing operator yields and production efficiencies, and installing an anti-reflective coating process in our Shanghai facility.

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

Deferred revenue/Other receivables relates to a $1.1 million purchase order with Raytheon for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company records the difference between the amount invoiced on the project and the amount recognized into revenue as deferred revenue, or other receivables, in the accompanying consolidated balance sheet. As of December 31, 2012, the Company has invoiced $743,500 and recognized $1.02 million as revenue with the difference of $279,500 recorded as other receivables. At December 31, 2012, we had $100,000 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

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

The Company recognized and recorded $50,000 in license income in “other income (expense), net” on the accompanying consolidated statement of operations and comprehensive income for the six months ended December 31, 2012. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Financial instruments. The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1.2 million at December 31, 2012.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Recent accounting pronouncements. The Company has implemented all new accounting pronouncements issued by FASB and the SEC that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Inventories

The components of inventories include the following:

	(unaudited)
	December 31, 2012	June 30, 2012

Raw materials	$594,965	$578,089
Work in process	532,096	485,429
Finished goods	690,408	522,281
Reserve for obsolescence	(88,242)	(72,415)
	$1,729,227	$1,513,384

4.  Property and Equipment

 Property and equipment are summarized as follows:

		(unaudited)
	Estimated	December 31,	June 30,
	Life (Years)	2012	2012

Manufacturing equipment	5 - 10	$3,544,880	$3,400,004
Computer equipment and software	3 - 5	252,872	249,478
Furniture and fixtures	5	82,003	86,358
Leasehold improvements	5 - 7	803,499	797,219
Construction in progress		304,294	237,800
Tooling	1 - 5	699,966	880,261
Total property and equipment		5,687,514	5,651,120

Less accumulated depreciation and amortization		3,670,949	3,730,170
Total property and equipment, net		$2,016,565	$1,920,950

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	December 31, 2012	June 30, 2012

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(569,471)	(553,037)
Net carrying amount	$51,831	$68,265

Amortization expense related to intangible assets totaled approximately $16,000 during both six-month periods ended December 31, 2012 and 2011.  The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2013 and each fiscal year thereafter:

2013	2014	2015	Total
16,434	32,868	2,529	51,831

6. Accounts Payable

The accounts payable balance includes approximately $51,300 of related party transactions for board of directors’ fees as of December 31, 2012 and June 30, 2012.

7.  Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $473 and $806 for the six months ended December 31, 2012 and 2011, respectively.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at December 31,	at December 31,
Equity Compensation Arrangement		2012	2012
Amended and Restated Omnibus Incentive Plan	1,715,625	1,208,939	61,293
Employee Stock Purchase Plan	200,000	—	114,763

	1,915,625	1,208,939	176,056

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the six month period ended December 31, 2012 and 2011, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six months ended	Six months ended
	December 31, 2012	December 31, 2011
Expected volatility	110%	121%
Weighted average expected volatility	110%	121%
Dividend yields	0%	0%
Risk-free interest rate	0.67%	1.59%
Expected term, in years	6.25	3-7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years.  The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the six months ended December 31, 2012 and 2011.  The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures.  The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2012 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2012	576,393	$2.61	6.4	594,700	1.0

Granted	77,500	0.98	9.8	—	—
Exercised	—	—	—	—	—
Cancelled	(39,654)	2.68	6.6	—	—

December 31, 2012	614,239	$2.40	6.4	594,700	0.8

	—

Awards exercisable/
vested as of
December 31, 2012	397,614	$2.75	5.2	438,030	—

Awards unexercisable/
unvested as of
December 31, 2012	216,625	$1.76	8.7	156,670	0.8
	614,239			594,700

The weighted average fair value of shares awarded for the six months ended December 31, 2012 was:

	Stock
	Options	RSU	All Awards
Weighted average fair value
of share awards granted for the six months ended
December 31, 2012	$0.82	$—	$0.82

The total intrinsic value of options outstanding and exercisable at December 31, 2012 and 2011 was $0 and $1,068, respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2012 and 2011 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2012 and 2011 was $350,077 and $465,129, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2012 and 2011 was $139,000 and $225,000, respectively.

The total fair value of option shares vested during the six months ended December 31, 2012 and 2011 was $68,000 and $81,942, respectively.

As of December 31, 2012, there was $310,323 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan.  The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Remainder of the year ended June 30, 2013	$30,498	$73,826	$104,324
Year ended June 30, 2014	55,183	94,570	149,753
Year ended June 30, 2015	24,904	18,853	43,757
Year ended June 30, 2016	10,560	—	10,560
Year ended June 30, 2017	1,929	—	1,929
	$123,074	$187,249	$310,323

The table above does not include shares under the Company’s ESPP, which has purchase settlement dates in the second and fourth fiscal quarters of each year and issuance dates in the first and third fiscal quarters of each year. The Company’s ESPP is not administered with a look-back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2012 and changes during the six months then ended:
Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2012	198,125	235,000	433,125	$2.42
Granted	77,500	—	77,500	0.82
Vested	(37,375)	(78,330)	(115,705)	1.79
Cancelled/Forfeited	(21,625)	—	(21,625)	1.70
December 31, 2012	216,625	156,670	373,295	$1.69

 Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2012 and 2011 included in the consolidated statements of operations:

	(unaudited)	(unaudited)
	Six months ended	Six months ended
	December 31,	December 31,
	2012	2011

Stock options	33,692	46,570
RSU	94,594	91,406
Total	128,286	137,976

The amounts above were included in:
General & administrative	122,292	128,105
Cost of sales	1,580	4,536
New product development	4,414	5,335
	128,286	137,976

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

	(unaudited)		(unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$149,898	$(343,299)	$251,119	$(541,746)

Weighted average common shares outstanding:
Basic	11,801,684	9,761,129	11,786,793	9,753,618
Effect of dilutive securities:
Options to purchase common stock	—	—	—	—
Restricted stock units	594,700	—	594,700	—
Common stock warrants	332,102	—	357,102	—
Convertible debentures	—	—	—	—
Diluted	12,728,486	9,761,129	12,738,595	9,753,618

Earnings (Loss) per common share:
Basic	$0.01	$(0.04)	$0.02	$(0.06)
Diluted	$0.01	$(0.04)	$0.02	$(0.06)

Excluded from computation:
Options to purchase common stock	576,393	590,233	576,393	590,233
Restricted stock units	—	594,700	—	594,700
Common stock warrants	3,734,669	2,364,492	3,709,669	2,364,492
Convertible debentures	706,169	706,169	706,169	706,169
	5,017,231	4,255,594	4,992,231	4,255,594

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three and six month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity.   The foreign exchange translation adjustment reflects net gains of approximately $500 for the six months ended December 31, 2012 and a gain of approximately $21,000 for the six months ended December 31, 2011.  The Company, as of December 31, 2012, had approximately $4.5 million in assets and $3.5 million in net assets located at LPOI’s Shanghai facility. The Company transferred equipment from the Orlando facility to LPOI’s Shanghai facility, and purchased and transferred equipment to the LPOI’s Shanghai facility, during each fiscal year since 2006 through 2011.

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

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $1,087,500 and $1,012,500, respectively at December 31, 2012 and June 30, 2012.

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

As of December 31, 2012, the Company has invoiced $743,500 in milestone billings per the purchase order, and recognized approximately $1.02 million as revenue, which includes $407,000 for the six months ended December 31, 2012. The balance of approximately $280,000 is recorded as other receivables. The project is expected to be completed by July 2013. At December 31, 2012, we had $100,000 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet.

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

13. Derivative Financial Instruments

The Company accounted for the June 2012 Warrants issued to investors under the June 11, 2012 Securities Purchase Agreement (see Note 12 above) in accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”). ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if the Company issues or sell shares of its Class A common stock at a price which is less than the then current warrant exercise price, the June 2012 Warrants have been classified as a liability as opposed to equity in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s Class A common stock. As a result, the fair value of the June 2012 Warrants were remeasured on December 31, 2012 and will be remeasured at each subsequent financial reporting period. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	12/31/2012
Equivalent Volatility	88.95%
Equivalent Interest Rate	0.29%
Estimated stock price	$0.7718
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	84.11%
FV of put	$1.0675
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The June 2012 warrants are considered a recurring Level 3 fair value measurement, with a fair value of $821,960 at December 31, 2012. The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended December 31, 2012:

Warrant Liability
Fair value, June 30, 2012	$1,087,296
Change in fair value of warrant liability	(265,336)
Fair value, 'December 31, 2012	$821,960

14. License of GRADIUM Intellectual Property

On September 19, 2012, the Company and Hubei New Hua Guang Information Materials Company, Ltd. (“NHG”) entered into an exclusive Intellectual Property License Agreement for the Company’s GRADIUM® glass products. The license agreement is for an initial term of five years expiring on September 19, 2017. extending beyond the remaining life of the patents.  Pursuant to the license agreement, the Company will receive $150,000 in licensing fees, and royalties on product sales starting in the fourth year of the agreement. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured. The Company determined that $50,000 of the $150,000 license fee under this agreement, representing the first milestone payment was reasonably assured of being collected as of September 30, 2012. The Company recognized the $50,000 as other income on the quarter ended September 30, 2012 and collected the funds in the quarter ended December 31, 2012. No revenue on this license agreement was recognized in the second quarter of fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”).  All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Although we achieved positive cash flow from operations, we were not profitable during fiscal 2012 or 2011. Cash used by operations was $90,000 for the first six months of fiscal 2013.

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

At June 30, 2012, our 12-month backlog was approximately $4.89 million. At December 31, 2012, our 12-month backlog increased by approximately $813,000 to $4.64 million as compared to December 31, 2011.  We have seen increased quote activity for our imaging lenses during the six months ended December 31, 2012 compared to the same period last year.

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

The following table sets forth EBITDA for the three and six months ended December 31, 2012 and 2011:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$140,772	$(343,299)	$241,993	$(541,746)
Depreciation and amortization	199,658	326,269	408,295	571,707
Interest expense	15,500	22,566	46,806	46,786
EBITDA	$355,930	$5,536	$697,094	$76,747

Our EBITDA for the six months ended December 31, 2012 increased to approximately $697,000, compared to approximately $77,000 for the six months ended December 31, 2011. The improvement in EBITDA was principally caused by the recognition of net income, instead of net loss, due to higher revenues generating more gross margin, the change in the fair value of our warrant liability with respect to the June 2012 Warrants and royalty income from licensing our GRADIUM product line offset by lower depreciation. For comparison purposes, net income was approximately $242,000 or $0.02 per basic and diluted common share during the first six months of fiscal 2013, compared with the first six months of fiscal 2012, in which we reported a net loss of approximately $542,000 or $0.06 basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the six months ended December 31, 2012 and 2011, our DCSI was 96 and 89, respectively, compared to 76 for the year ended June 30, 2012. The increase in DCSI from the prior year is a result of our cost reduction program’s success in reducing cost of goods sold while keeping inventory at a similar level.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the six months ended December 31, 2012 and 2011, our DSO was 75 and 63, respectively. During the year ended June 30, 2012, our average DSO was 68. Our DSO for the first half of fiscal 2013 was higher than our average DSO for fiscal 2012 due to 53% of the revenue earned during the first six months was from products shipped in December, and therefore, the majority of our total current receivables have not been collected as of December 31, 2012. This compares to 59% of the quarterly revenue for products shipped in December.

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

Liquidity and Capital Resources

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. However, cash flow and cash management continue to be primary concerns of the Company. The Company has a history of recurring losses from operations and as of December 31, 2012, the Company had an accumulated deficit of approximately $204.4 million. Cash provided by operations was $406,000 for fiscal year 2012 and $95,000 for fiscal year 2011.  During the six months ended December 31, 2012, cash used in operations was approximately ($90,000) due to an increase in other receivables related to a large purchase order from Raytheon Vision Systems (“Raytheon”).

At December 31, 2012, we had a book cash balance of approximately $1.78 million.  For the six months ended December 31, 2012, cash decreased by approximately $577,000 compared to a decrease of approximately $334,000 for the same period last year. The use of cash in both periods was primarily due to investment capital expenditures for cost reduction equipment used in our anti-reflective coating process, equipment for the infrared product line capacity and tooling for new lenses.   On February 4, 2013, the Company had a book cash balance of approximately $1.7 million.

Management developed an operating plan for fiscal 2013 based on anticipated sales growth primarily from precision molded optics, with the emphasis on low-cost, high volume applications, optical assemblies including the redesigned collimator product line and infrared products, and continued implementation of new cost reductions with programs to improve tool life and lower anti-reflective coating costs by coating lenses at our facilities. Management reviews the operating plan on a quarterly basis and makes adjustments as needed. We believe, based on our operating plan and related financial projections, that cash flow from operations will improve in the fourth quarter of fiscal 2013. Our current booking rate of orders combined with recent quote activity and the existing 12-month backlog give us confidence that future cash flow will be sufficient to fund our operations. Our forecast includes an increase in sales in infrared lenses and precision molded optics for imaging and laser tools. We believe growth in mobile internet, the recovery of the Chinese industrial tool market and new product applications bode well for our long term growth. Overall, however, our markets remain weak and somewhat choppy as was indicated by our lower booking rate in the second quarter. To take advantage of emerging opportunities in the marketplace, we have implemented some changes to our sales organization, which we believe will enable us to move more rapidly towards our growth objectives. In addition, we continue to develop new products and keep our product offerings current and relevant to the latest technology as defined by our customers. Our product offerings, which serve a diverse group of end-markets, have found growth opportunities for our core business in precision molded optics and are building a presence in the infrared market.

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

Investing Activities
Periodically we make expenditures for capital goods. In the first half of fiscal 2013, we had capital expenditures for tooling, equipment to support our tooling operations, as well as purchasing equipment for the infrared product line.

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

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Revenues:
For the quarter ended December 31, 2012, we reported total revenues of $2.92 million compared to $2.67 million for the second quarter of last fiscal year, an increase of 9%. This increase was primarily attributable to increases in sales of custom optics and an increase in our industrial tool products offset by slightly lower sales volumes in our collimator, isolator and GRADIUM® product lines.  Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, with an increase in low cost lenses being sold in Asia and from new business with penetration into imaging applications.  Infrared products, now being designed and introduced, are expected to accelerate the Company’s growth more meaningfully beginning in the fourth quarter of fiscal 2013 and continuing in fiscal 2014. Unit shipment volume in precision molded optics increased by 21% in the second quarter of 2013 compared to the same period of the prior fiscal year.

Cost of Sales:
Our gross margin percentage in the second quarter of fiscal 2013 was 43% compared to 32% for the second quarter of fiscal 2012. Total manufacturing costs of $1.65 million were approximately $178,000 lower in the second quarter of fiscal 2013 compared to the same period of the prior fiscal year. The decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a decrease of $123,000 in wages, $116,000 in tooling costs and $40,000 in freight costs offset by an increase of $100,000 in costs associated with the Raytheon purchase order.

Unit sales of precision molded optics lenses increased by 21% in the second quarter of fiscal 2013 compared to the same period last year. In the second quarter of fiscal 2013, 36% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 46% in the same period last year.  All of the precision molded optics lenses have been redesigned to use lower cost materials; however, some of our customers have continued to purchase the more expense glass type lenses. The increase in sales of the more expensive glass type lenses is the result of the mix change of units sold, with less sales of the lower cost optics that utilizes lower-cost glass materials. The transition from higher-cost glass materials to lower-cost glass materials also causes inefficiencies in our coating process. The lens coating on our higher-cost glass lenses is different from the lens coating on our lower-cost glass lenses and requires separate coating runs, thereby increasing our lens coating costs. Once the transition by our customers to lower-cost glass types is complete, we expect our coating efficiencies to improve and our costs to decrease.

Direct costs, which include material, labor and services, decreased to 23% of revenue in the second quarter of fiscal 2013, as compared to 26% of revenue in the second quarter of fiscal 2012.  The decrease in direct costs was primarily due to improved labor productivity and the continued transition to lower cost glass materials.

We have seen improvement in our gross margins for the past three quarters due to the headcount and salary reductions implemented in the fourth quarter of last fiscal year and the increase in sales. As our revenues increase, we expect continued improvements in gross margins as our overhead costs are amortized over a larger revenue base.

Selling, General and Administrative:
During the second quarter of fiscal 2013, selling, general and administrative (“SG&A”) costs were approximately $1.02 million, compared to $884,000 in the second quarter of fiscal 2012, an increase of approximately $134,000. This increase was due to higher expenses for information technology services, higher investor relations expenses and higher legal expense. We intend to maintain SG&A costs generally at current levels.

New Product Development:
New product development costs were approximately $264,000 in the second quarter of fiscal 2013 compared to approximately $272,000 in the same period last year, a 3% decrease. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2013 as we invest in the continued development of our infrared product lines.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended December 31, 2012 and 2011.

Other Income (Expense):
Interest expense was approximately $15,000 in the second quarter of fiscal 2013 as compared to $22,000 in the second quarter of fiscal 2012. This interest expense resulted from interest on our convertible debentures, at 8% per annum and amortization of debt discount and debt costs.

In the second quarter of fiscal 2013, we recognized a gain of approximately $170,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income increased by approximately $13,000 to $12,000 in the second quarter of fiscal 2013 compared to a loss of approximately $1,000 in the second quarter of fiscal 2012, due to the foreign currency rate changes.

Net Income (Loss):
Net income was approximately $141,000 or $0.01 basic and diluted per share during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012, in which we reported a net loss of approximately $343,000 or $0.04 basic and diluted per share. The approximate $484,000 improvement resulted from higher gross margin due to an increase in sales and lower costs and the change in the fair value of our warrant liability for our June 2012 Warrants. Weighted-average shares outstanding (basic) was 11,801,684 in the second quarter of fiscal 2013 compared to 9,761,129 in the second quarter of fiscal 2012.  The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock related to the the sale of securities in our June 2012 private placement, shares issued related to the payment of interest on convertible debentures and shares issued to our employee stock purchase plan.

Fiscal First Half: Six months ended December 31, 2012 compared to the six months ended December 31, 2011

Revenues:
For the six months ended December 31, 2012, we reported total revenues of $5.81 million compared to $5.41 million for the first half of last fiscal year, an increase of 7%. This increase was primarily attributable to an increase in the sales of custom optics, an increase in the sales of our industrial tool products and our entry in the digital projection market offset by slightly lower sales volumes in our collimator, isolator and GRADIUM® product lines.  Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, with an increase in low cost lenses being sold in Asia and from new business with penetration into imaging applications.

Cost of Sales:
Our gross margin percentage in the first half of fiscal 2013 was 42% compared to 36% for the first half of fiscal 2012. Total manufacturing costs of $3.36 million were approximately $115,000 lower in the first half of fiscal 2013 compared to the same period of the prior fiscal year. This decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a decrease of $244,000 in wages offset by an increase of $130,000 in indirect costs associated with higher revenues.

Unit sales of precision molded optics lenses increased by 23% in the first half of fiscal 2013 compared to the same period last year. In the first half of fiscal 2013, 41% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 50% in the same period last year.  The decrease in sales of the more expensive glass type lenses is the result of the mix change of units sold, with more sales of the lower cost optics that utilizes lower-cost glass materials. The transition from higher-cost glass materials to lower-cost glass materials causes inefficiencies in our coating process. The lens coating on our higher-cost glass lenses is different from the lens coating on our lower-cost glass lenses and requires separate coating runs, thereby increasing our lens coating costs. Once the transition by our customers to lower-cost glass types is complete, we expect our coating efficiencies to improve and our costs to decrease.

Direct costs, which include material, labor and services, decreased to 24% of revenue in the first half of fiscal 2013, as compared to 26% of revenue in the first half of fiscal 2012.  The decrease in direct costs was primarily due to improved labor productivity and the continued transition to lower cost glass materials.

We have seen improvement in our gross margins for the past three quarters due to the headcount and salary reductions implemented in the fourth quarter of last fiscal year and the increase in sales. As our revenues increase, we expect continued improvements in gross margins as our overhead costs are amortized over a larger revenue base.

Selling, General and Administrative:
During the first half of fiscal 2013, SG&A costs were approximately $2.00 million, compared to $1.88 million in the first half of fiscal 2012, an increase of approximately $121,000. This increase was due to higher expenses for information technology services and investor relations. We intend to maintain SG&A costs generally at current levels.

New Product Development:
New product development costs were approximately $477,000 in the first half of fiscal 2013 compared to approximately $559,000 in the same period last year, a 15% decrease. This decrease was primarily due to a decrease in new product development as our staff focused on the Raytheon purchase order. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2013 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:
Amortization expense from intangibles remained the same at approximately $16,000 per period in both the fiscal six months ended December 31, 2012 and 2011.

Other Income (Expense):
Interest expense was approximately $47,000 for both the first half of fiscal 2013 and fiscal 2012. This interest expense resulted from interest on our convertible debentures, at 8% per annum and amortization of debt discount and debt costs.

In the first half of fiscal 2013 we recognized a gain of approximately $265,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income increased by approximately $41,000 to $75,000 in the first half of fiscal 2013 compared to approximately $34,000 in the first half of fiscal 2012.  In the first half of fiscal 2013 we sold a technology license for our GRADIUM product line in Asia for $150,000 of which we recognized other income of $50,000 for reaching the first milestone pursuant to the licensing agreement.

Net Income (Loss):
Net income was approximately $242,000 or $0.02 basic and diluted per share during the first half of fiscal 2013, compared with the first half of fiscal 2012, in which we reported a net loss of approximately $542,000 or $0.06 basic and diluted per share. The approximate $784,000 improvement resulted from the royality income from licensing the GRADIUM product line, the change in the fair value of our warrant liability for our June 2012 Warrants, a decrease in new product development expenses and higher gross margin due to an increase in sales. Weighted-average shares outstanding (basic) was 11,786,793 in the first half of fiscal 2013 compared to 9,753,618 in the first half of fiscal 2012.  The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock related to the the sale of securities in our June 2012 private placement, shares issued related to the payment of interest on convertible debentures and shares issued related to our employee stock purchase plan.

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

The Company recognized and recorded $50,000 in license income in “other income (expense), net” on the accompanying consolidated statement of operations and comprehensive income for the six months ended December 31, 2012. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Deferred revenue/ Other receivables relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in other receivables in the accompanying consolidated balance sheet based the difference between the amounts invoiced on the project and the amount recognized into revenue. As of December 31, 2012, the Company invoiced $743,500 and recognized approximately $1.02 million as revenue, which includes $407,000 that was recognized in the six months ended December 31, 2012. The balance of $279,500 was recorded as other accounts receivable. At December 31, 2012, we had $100,000 in accounts receivable with respect to this purchase order, as reflected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2012, the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debentures, dated as of March 30, 2011	17

10.19	2004 Employee Stock Purchase Plan dated December 6, 2004	18

10.20	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	19

10.21	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	19

10.22	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	19

10.23	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	20

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

18.  This exhibit was filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121385) filed with the Securities and Exchange Commission on December 17, 2004, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 7, 2013	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: February 7, 2013	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer