Form 10-K/A
period 2012-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2013-04-04
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $6,910,245 as of December 31, 2012.

As of April 1, 2013, the number of shares of the registrant’s Class A Common Stock outstanding was 12,955,728.

EXPLANATORY NOTE

       LightPath Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment No. 1”)  to its Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 6, 2012 (the "Original Filing"), to amend Item 15, Exhibits and Financial Statement Schedules in order to file Exhibit 21.1 Subsidiaries, Exhibit 23.1 Consent of Public Accountant, and Exhibit 24 Power of Attorney, which were inadvertently omitted from the Original Filing, and to file a revised Exhibit 32.2 Certification of Chief Financial Officer.  Exhibit 32.2 as originally filed incorrectly reflected the Chief Executive Officer's conformed signature instead of the Chief Financial Officer's conformed signature.  The revised Exhibit 32.2 reflects the conformed signature of the Chief Financial Officer. In addition to Exhibit 32.2, we are also including currently dated certifications of our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1, 31.2 and 32.1 pursuant to the rules of the Securities and Exchange Commission. Other than as previously noted, this Amendment No. 1 does not modify or update the Original Filing, does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2012 and 2011

Consolidated Statements of Operations—For the years ended June 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows—For the years ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

(b)   The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Securities Purchase Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.6	Registration Rights Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc., and certain investors	11

10.7	Security Agreement dated as of August 1, 2008, by and among LightPath Technologies, Inc. and certain investors	11

10.8	Form of Subsidiary Guarantee dated as of August 1, 2008, by Geltech Inc., and LightPath Optical Instrumentation (Shanghai), Ltd., in favor of certain investors	11

10.9	Form of 8% Senior Secured Convertible Debenture dated as of August 1, 2008, issued by LightPath Technologies, Inc., to certain investors	11
10.10	First Amendment to the 8% Senior Secured Convertible Debenture, dated as of December 31, 2008	13

10.11	Amendment No. 2 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan, dated as of December 30, 2008	14

10.12	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc., to certain investors	15

10.13	Securities Purchase Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc. and certain investors	15

10.14	Registration Rights Agreement dated as of August 19, 2009, by and among LightPath Technologies, Inc., and certain investors	15

10.15	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	16

10.16	Securities Purchase Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc. and certain investors	16

10.17	Registration Rights Agreement dated as of April 8, 2010, by and among LightPath Technologies, Inc., and certain investors	16

10.18	Second Amendment to the 8% Senior Secured Convertible Debentures, dated as of March 30, 2011	17

10.19	2004 Employee Stock Purchase Plan dated December 6, 2004	18

10.20	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	19

10.21	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	19

10.22	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	19

14.1	Code of Ethics	20

21.1	Subsidiaries of the Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Presentation Linkbase Document	**

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

Date:  April 4, 2013

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. James Gaynor	April 4, 2013	/s/ Dorothy M. Cipolla	April 4, 2013
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

*		*
Robert Ripp Director (Chairman of the Board)	April 4, 2013	Sohail Khan Director	April 4, 2013

*		*
Dr. Steven R. J. Brueck Director	April 4, 2013	Louis Leeburg Director	April 4, 2013

*		*
M. Scott Faris Director	April 4, 2013	Gary Silverman Director	April 4, 2013

*By:	/s/ Dorothy M. Cipolla
Dorothy M. Cipolla, Attorney-in-Fact

S-1