Form 10-Q
period 2013-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2013-05-02
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,955,728 shares of common stock, Class A, $.01 par value, outstanding as of April 29, 2013.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$1,403,490	$2,354,087
Trade accounts receivable, net of allowance of $27,600 and $18,214	2,234,361	2,133,079
Inventories, net	1,828,368	1,513,384
Other receivables	323,500	41,000
Prepaid interest expense	—	7,250
Prepaid expenses and other assets	341,786	201,459
Total current assets	6,131,505	6,250,259
Property and equipment, net	2,013,214	1,920,950
Intangible assets, net	43,614	68,265
Debt costs, net	—	3,882
Other assets	27,737	27,737
Total assets	$8,216,070	$8,271,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,048,555	$1,129,708
Accrued liabilities	167,942	183,910
Accrued payroll and benefits	496,793	386,234
Deferred revenue	1,966	37,750
Capital lease obligation, current portion	3,602	3,602
Total current liabilities	1,718,858	1,741,204
Capital lease obligation, less current portion	4,202	6,903
Deferred rent	258,280	345,726
Warrant liability	599,194	1,087,296
8% convertible debentures to related parties	—	1,012,500
8% convertible debentures	—	75,000
Total liabilities	2,580,534	4,268,629
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 12,955,728 and 11,711,952 shares issued and outstanding, respectively	129,557	117,120
Additional paid-in capital	209,571,539	208,410,216
Accumulated other comprehensive income	88,483	88,258
Accumulated deficit	(204,154,043)	(204,613,130)
Total stockholders’ equity	5,635,536	4,002,464
Total liabilities and stockholders’ equity	$8,216,070	$8,271,093

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Product sales, net	$2,846,718	$2,775,486	8,654,553	$8,180,749
Cost of sales	1,522,901	1,895,724	4,887,104	5,374,593
Gross margin	1,323,817	879,762	3,767,449	2,806,156

Operating expenses:
Selling, general and administrative	1,042,067	1,141,366	3,042,889	3,020,869
New product development	216,626	236,643	693,394	795,894
Amortization of intangibles	8,217	8,217	24,651	24,651
Loss on disposal of property and equipment	1,026	—	2,273	—
Total costs and expenses	1,267,936	1,386,226	3,763,207	3,841,414

Operating income (loss)	55,881	(506,464)	4,242	(1,035,258)

Other income (expense):
Interest expense	(50,951)	(21,750)	(96,007)	(66,920)
Interest expense - debt costs	(2,132)	(832)	(3,882)	(2,448)
Change in fair value of warrant liability	222,766	—	488,102	—
Other income (expense), net	(8,470)	10,061	66,632	43,895
Total other income (expense), net	161,213	(12,521)	454,845	(25,473)

Net income (loss)	$217,094	$(518,985)	$459,087	$(1,060,731)

Income (loss) per common share (basic)	$0.02	$(0.05)	$0.04	$(0.11)

Number of shares used in per share calculation (basic)	11,883,042	9,767,640	11,818,408	9,758,233

Income (loss) per common share (diluted)	$0.02	$(0.05)	$0.04	$(0.11)

Number of shares used in per share calculation (diluted)	12,717,742	9,767,640	12,671,472	9,758,233

Foreign currency translation adjustment	(269)	9,883	225	31,017

Comprehensive income (loss)	$216,825	$(509,102)	$459,312	$(1,029,714)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Nine months ended March 31, 2013

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2012	11,711,952	$117,120	$208,410,216	$88,258	$(204,613,130)	$4,002,464

Issuance of common stock for:
Employee stock purchase plan	10,567	106	8,875	—	—	8,981
Conversion of debentures, net of costs	1,148,738	11,487	856,094	—	—	867,581
Interest payment on convertible debentures	84,471	844	86,156	—	—	87,000
Warrant issued for consulting services	—	—	13,000	—	—	13,000
Stock based compensation on stock options and restricted stock units	—	—	197,198	—	—	197,198
Net income	—	—	—	—	459,087	459,087
Foreign currency translation adjustment	—	—	—	225	—	225

Balance at March 31, 2013	12,955,728	$129,557	$209,571,539	$88,483	$(204,154,043)	$5,635,536

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$459,087	$(1,060,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	601,334	857,721
Interest from amortization of debt costs	3,882	2,448
Loss on disposal of property and equipment	2,273	—
Stock based compensation	197,198	202,802
Change in provision for doubtful accounts receivable	9,386	7,946
Change in fair value of warrant liability	(488,102)	—
Deferred rent	(87,446)	(92,753)
Changes in operating assets and liabilities:
Trade accounts receivables	(110,668)	(571,541)
Other receivables	(282,500)	10,289
Inventories	(314,984)	59,196
Prepaid expenses and other assets	(33,077)	45,022
Accounts payable and accrued liabilities	13,438	354,169
Deferred revenue	(35,784)	282,000
Net cash provided by (used in) operating activities	(65,963)	96,568
Cash flows from investing activities
Purchase of property and equipment	(671,220)	(580,575)
Net cash used in investing activities	(671,220)	(580,575)
Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	8,981	14,145
Costs associated with conversion of debentures	(39,919)	—
Repayments of debentures	(180,000)	—
Payments on capital lease obligation	(2,701)	—
Net cash provided by (used in) financing activities	(213,639)	14,145
Effect of exchange rate on cash and cash equivalents	225	31,017
Decrease in cash and cash equivalents	(950,597)	(438,845)
Cash and cash equivalents, beginning of period	2,354,087	928,900
Cash and cash equivalents, end of period	$1,403,490	$490,055

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,757	$1,670
Income taxes paid	$2,350	$3,694
Supplemental disclosure of non-cash investing & financing activities:
Prepaid interest on convertible debentures through the issuance of common stock	$87,000	$87,000
Issuance of common stock through the conversion of 8% convertible debentures	$907,500	—

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

Liquidity:

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. However, cash flow and cash management continue to be primary concerns of the Company. Cash provided by operations was approximately $406,000 and $95,000 during fiscal years ended 2012 and 2011, respectively. During the nine months ended March 31, 2013, cash used in operations was approximately ($66,000) primarily due to an increase in accounts receivable, other receivables and inventory.

At March 31, 2013, we had a book cash balance of approximately $1.40 million. During the nine months ended March 31, 2013, we used $951,000 of cash which compares to a cash usage of $439,000 for the first nine months of the prior fiscal year. This decrease in our cash balance for the first nine months of fiscal 2013 was primarily due to investment capital expenditures for cost reduction equipment used in our anti-reflective coating process, equipment for the infrared product line capacity, tooling for new lenses and an $180,000 payment of the outstanding principal amounts due under our convertible debentures.

Management believes that cash flow from operations will improve during the rest of fiscal 2013 based upon the current booking rate combined with recent quote activity, the existing 12-month backlog and the full impact of current cost reduction efforts in staffing, coating costs and glass costs. We are also continuing to seek opportunities to reduce costs and manage cash usage. We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life, increasing operator yields and production efficiencies, and qualifying the anti-reflective coating process in our Shanghai facility.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, isolators, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. Based on this review, all isolator inventory was adjusted to a 100% reserve as of March 31, 2013.

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

Deferred revenue/Other receivables relates to a $1.1 million purchase order with Raytheon Vision Systems (“Raytheon”) for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company records the difference between the amount invoiced on the project and the amount recognized into revenue as deferred revenue, or other receivables, in the accompanying consolidated balance sheet. As of March 31, 2013, the Company has invoiced $743,500 and recognized $1.07 million as revenue with the difference of $323,500 recorded as other receivables, as reflected in the accompanying consolidated balance sheet. At March 31, 2013, we had no unpaid accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by July 2013.

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

The Company recognized and recorded $50,000 in license income in “other income (expense), net” on the accompanying consolidated statement of operations and comprehensive income for the nine months ended March 31, 2013. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $728,000 at March 31, 2013. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

3. Inventories

The components of inventories include the following:

	(unaudited)

	March 31, 2013	June 30, 2012

Raw materials	$605,443	$578,089
Work in process	578,606	485,429
Finished goods	823,136	522,281
Reserve for obsolescence	(178,817)	(72,415)
	$1,828,368	$1,513,384

4. Property and Equipment

Property and equipment are summarized as follows:

		(unaudited)
	Estimated	March 31,	June 30,
	Life (Years)	2013	2012

Manufacturing equipment	5 - 10	$3,672,465	$3,400,004
Computer equipment and software	3 - 5	241,935	249,478
Furniture and fixtures	5	81,214	86,358
Leasehold improvements	5 - 7	803,499	797,219
Construction in progress		289,935	237,800
Tooling	1 - 5	737,835	880,261
Total property and equipment		5,826,883	5,651,120

Less accumulated depreciation and amortization		3,813,669	3,730,170
Total property and equipment, net		$2,013,214	$1,920,950

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	March 31, 2013	June 30, 2012

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(577,688)	(553,037)
Net carrying amount	$43,614	$68,265

Amortization expense related to intangible assets totaled approximately $25,000 during both nine-month periods ended March 31, 2013 and 2012. The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2013 and each fiscal year thereafter:

2013	2014	2015	Total
8,217	32,868	2,529	43,614

6. Accounts Payable

The accounts payable balance includes approximately $51,300 of related party transactions for board of directors’ fees as of March 31, 2013 and June 30, 2012.

7. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying statements of operations and was $898 and $1,433 for the nine months ended March 31, 2013 and 2012, respectively.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at March 31,	at March 31,
Equity Compensation Arrangement		2013	2013
Amended and Restated Omnibus Incentive Plan	2,715,625	1,435,345	834,887
Employee Stock Purchase Plan	200,000	—	109,457

	2,915,625	1,435,345	944,344

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the nine month period ended March 31, 2013 and 2012, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine months ended	Nine months ended
	March 31, 2013	March 31, 2012
Expected volatility	110% - 120%	121% - 122%
Weighted average expected volatility	110% - 120%	121% - 122%
Dividend yields	0%	0%
Risk-free interest rate	0.67% - 1.72%	1.59% - 2.01%
Expected term, in years	6.25	3 - 7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the nine months ended March 31, 2013 and 2012. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2013 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2012	576,393	$2.61	6.4	594,700	1.0

Granted	98,500	0.96	9.6	240,000	2.8
Exercised	—	—	—	—	—
Cancelled	(74,248)	2.27	7.1	—	—

March 31, 2013	600,645	$2.38	6.2	834,700	1.2

Awards exercisable/vested as of
March 31, 2013	417,395	$2.76	5.1	463,030	—

Awards unexercisable/unvested as of
March 31, 2013	183,250	$1.53	8.7	371,670	1.2
	600,645			834,700

The weighted average fair value of shares awarded for the nine months ended March 31, 2013 was:

	Stock
	Options	RSU	All Awards
Weighted average fair value of share awards granted for the nine months ended March 31, 2013	$0.80	$0.87	$0.85

The total intrinsic value of options outstanding and exercisable at March 31, 2013 and 2012 was $0 and $19,103, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2013 and 2012 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2013 and 2012 was $307,275 and $608,580, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2013 and 2012 was $189,129 and $181,250, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2013 and 2012 was $123,231 and $177,279, respectively.

As of March 31, 2013, there was $457,764 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Remainder of the year ended June 30, 2013	$18,963	$52,146	$71,109
Year ended June 30, 2014	57,371	163,769	221,140
Year ended June 30, 2015	27,092	88,055	115,147
Year ended June 30, 2016	12,749	34,597	47,346
Year ended June 30, 2017	3,022	—	3,022
	$119,197	$338,567	$457,764

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2013 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2012	198,125	235,000	433,125	$2.42

Granted	98,500	240,000	338,500	0.85

Vested	(59,875)	(103,330)	(163,205)	1.91
Cancelled/Forfeited	(53,500)	—	(53,500)	1.64
March 31, 2013	183,250	371,670	554,920	$1.57

 Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2013 and 2012 included in the consolidated statements of operations and comprehensive income:

	(unaudited)	(unaudited)
	Nine months ended	Nine months ended
	March 31,	March 31,
	2013	2012

Stock options	46,323	69,455
RSU	150,875	133,347
Total	197,198	202,802

The amounts above were included in:
General & administrative	194,741	188,221
Cost of sales	(4,349)	6,661
New product development	6,806	7,920
	197,198	202,802

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

	(unaudited)		(unaudited)
	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Net income (loss)	$217,094	$(518,985)	$459,087	$(1,060,731)

Weighted average common shares outstanding:
Basic	11,883,042	9,767,640	11,818,408	9,758,233
Effect of dilutive securities:
Options to purchase common stock	—	—	1,092	—
Restricted stock units	834,700	—	834,700	—
Common stock warrants	—	—	17,272	—
Convertible debentures	—	—	—	—
Diluted	12,717,742	9,767,640	12,671,472	9,758,233

Earnings (Loss) per common share:
Basic	$0.02	$(0.05)	$0.04	$(0.11)
Diluted	$0.02	$(0.05)	$0.04	$(0.11)

Excluded from computation:
Options to purchase common stock	600,645	583,109	599,553	583,109
Restricted stock units	—	594,700	—	594,700
Common stock warrants	3,756,771	2,364,492	3,739,499	2,364,492
Convertible debentures	—	706,169	—	706,169
	4,357,416	4,248,470	4,339,052	4,248,470

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three and nine month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects net gains of approximately $225 for the nine months ended March 31, 2013 and a gain of approximately $31,000 for the nine months ended March 31, 2012. The Company, as of March 31, 2013, had approximately $5.11 million in assets and $4.08 million in net assets located at LPOI’s Shanghai facility.

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

Interest accruing on the Debentures was paid by issuing Class A common stock. Interest due for August 1, 2008 to August 1, 2011 was paid by issuing 27,893 shares of Class A common stock in October 2008 and 655,692 shares in December 2008. Interest accruing from August 1, 2011 to August 1, 2013 was paid by issuing 41,832 shares in August 2011 and 76,078 shares in August 2012.

Investors also received warrants to purchase up to 950,974 shares of our common stock (the “Warrants”). The Warrants are exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. (“First Montauk”). We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our Class A common stock at an exercise price equal to $1.68 per share. The warrants are exercisable for a period of five years beginning on August 1, 2008.

On December 31, 2008, the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of Class A common stock. As a result, $732,250 of the Debentures were converted into 475,496 shares of Class A common stock. As an inducement to partially convert the Debentures, we issued additional warrants. In fiscal 2011, $832,500 of the Debentures were converted into 540,584 shares of Class A common stock.

On March 25, 2013, the Company and the remaining Debenture holders holding approximately 93.10% of the outstanding principal amount of the Debentures executed a Conversion Agreement (the “Agreement”) in connection with the early conversion of the Debentures. The Debenture holders party to the Agreement were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp and Gary Silverman, all of whom are directors or officers of the Company, and Berg & Berg Enterprises, LLC (“BBE”), a greater than 5% beneficial stockholder of the Company. In consideration of converting the Debentures prior to the maturity date, the Company issued to each Debenture holder additional shares of Class A common stock to compensate the converting Debenture holders for the difference between the price per share, or $1.54, and the closing bid price per share of common stock as reported on the Nasdaq Capital Market on March 22, 2013, or $0.79 (the “Conversion Incentive Shares”). In connection with the conversion of the Debentures, the Company issued a total of 1,148,738 shares of common stock, 559,448 of which we issued as Conversion Incentive Shares.

In order to ensure BBE did not exceed its beneficial ownership limitation, as set forth in the Agreement, BBE partially converted its Debenture and the Company prepaid the outstanding principal amount due under BBE’s Debenture following the partial conversion.

The remaining Debenture holder not party to the Agreement consented to the Company prepaying the outstanding principal amount due under its Debenture. The Company paid this amount, which totaled $75,000, on March 28, 2013.

The summary of Debenture conversion activity by fiscal year is as follows:

Fiscal Year	Debenture $	Shares Issued	Repayment $
2009	$732,250	475,487	$0
2010	$262,500	170,455	$0
2011	$832,500	540,592	$0
2012	$14,250	0	$14,250
2013	$1,087,500	589,590	$180,000

The issuance of the Conversion Incentive Shares also resulted in an adjustment to the exercise price of the warrants issued to certain investors on June 11, 2012 in connection with the Company’s private placement. The exercise price of the warrants was adjusted from $1.32 to $1.26 per share. Since the Conversion Incentive Shares were issued to related party debt holders, the value of such shares was considered a capital contribution and was included as an offset to additional paid-in capital with no effect on the statement of operations and comprehensive income (loss).

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company’s securities under the Debentures was $0 and $0, respectively at March 31, 2013 and $1,087,500 and $1,012,500, respectively June 30, 2012.

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

As of March 31, 2013, the Company has invoiced $743,500 in milestone billings per the purchase order, and recognized approximately $1.07 million as revenue, which includes $451,000 for the nine months ended March 31, 2013. The balance of approximately $323,500 is recorded as other receivables, as reflected in the accompanying consolidated balance sheet. The project is expected to be completed by July 2013. At March 31, 2013, we had no unpaid accounts receivable outstanding with respect to this purchase order.

12. Private Common Stock Placements

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our common stock at an exercise price of $1.32 per share (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. We received aggregate gross cash proceeds from the issuance of the Class A common stock (exclusive of proceeds from any future exercise of the June 2012 Warrants) in the amount $1,982,727. We used the funds to provide working capital to support the continued growth of our business, primarily the expansion of our infrared molding capacity and enhancement of our glass preparation processes and test and measurement capability. The funding also supported new product development and the acquisition of new equipment, critical to the Company’s growth plans.

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

As discussed in Note 10, the issuance of the Conversion Incentive Shares resulted in an adjustment to the exercise price of the June 2012 Warrants. The exercise price of the warrants were adjusted from $1.32 to $1.26 per share. This reduced warrant exercise price lowered potential proceeds on the exercise of the June 2012 Warrants by $87,474 to $1,836,944.

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

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if the Company issues or sell shares of its Class A common stock at a price which is less than the then current warrant exercise price, the June 2012 Warrants have been classified as a liability as opposed to equity in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s Class A common stock. As a result, the fair value of the June 2012 Warrants were remeasured on March 25, 2013 in conjunction with the modification of the exercise price, and again on March 31, 2013 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be remeasured at each subsequent financial reporting period. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

	Pre-modification	Post-modification

Inputs into Lattice model for warrants:	3/25/2013	3/25/2013	3/31/2013
Equivalent Volatility	84.73%	84.73%	84.68%
Equivalent Interest Rate	0.30%	0.30%	0.30%
Estimated stock price	$0.6914	$0.6914	$0.6470
Floor	$1.1500	$1.1500	$1.1500
Greater of estimated stock price or floor	$1.1500	$1.1500	$1.1500
Probability price < Strike	85.43%	84.68%	85.74%
FV of put	$1.0603	$1.0075	$1.0123
Probability of Fundamental Transaction occuring	5%	5%	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The June 2012 warrants are considered a recurring Level 3 fair value measurement, with a fair value of $599,194 at March 31, 2013. The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended March 31, 2013:

Warrant Liability
Fair value, June 30, 2012	$1,087,296
Change in fair value of warrant liability	(488,102)
Fair value, March 31, 2013	$599,194

14. License of GRADIUM Intellectual Property

On September 19, 2012, the Company and Hubei New Hua Guang Information Materials Company, Ltd. (“NHG”) entered into an exclusive Intellectual Property License Agreement for the Company’s GRADIUM® glass products. The license agreement is for an initial term of five years expiring on September 19, 2017, which extends beyond the remaining life of the patents. Pursuant to the license agreement, the Company will receive $150,000 in licensing fees, and royalties on product sales starting in the fourth year of the agreement. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured. The Company determined that $50,000 of the $150,000 license fee under this agreement, representing the first milestone payment, was reasonably assured of being collected as of September 30, 2012. The Company recognized the $50,000 as other income on the quarter ended September 30, 2012 and collected the funds in the quarter ended December 31, 2012. No revenue on this license agreement was recognized in the second or third quarters of fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Although we achieved positive cash flow from operations, we were not profitable during fiscal 2012 or 2011. Cash used by operations was ($66,000) for the first nine months of fiscal 2013.

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

Sales Backlog – We believe that sales growth is our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” Our backlog has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, the backlog percentage scheduled by the customer for date-certain delivery. We define our “12-month backlog” as customer orders for delivery within one year which is reasonably likely to be fulfilled, including customer purchase orders and products to be provided under supply contracts if they meet the aforementioned criteria. Generally, a higher 12-month backlog is better for us.

At June 30, 2012, our 12-month backlog was approximately $4.89 million. At March 31, 2013, our 12-month backlog increased by approximately $623,000 to $5.01 million as compared to March 31, 2012. We have seen increased quote activity for our imaging lenses during the nine months ended March 31, 2013 compared to the same period last year.

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

The following table sets forth EBITDA for the three and nine months ended March 31, 2013 and 2012:

LIGHTPATH TECHNOLOGIES, INC.

EBITDA

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income (loss)	$217,094	$(518,985)	$459,087	$(1,060,731)
Depreciation and amortization	193,039	286,014	601,334	857,721
Interest expense	53,083	22,582	99,889	69,368
EBITDA	$463,216	$(210,389)	$1,160,310	$(133,642)

Our EBITDA for the nine months ended March 31, 2013 increased to approximately $1.16 million, compared to a loss of approximately $134,000 for the nine months ended March 31, 2012. The improvement in EBITDA was principally caused by the recognition of net income, instead of net loss,due to higher revenues generating more gross margin,the change in the fair value of our warrant liability with respect to the June 2012 Warrants and royalty income from licensing our GRADIUM product line as well as lower depreciation. For comparison purposes, net income was approximately $459,000 or $0.04 per basic and diluted common share during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012, in which we reported a net loss of approximately $1.06 million or ($0.11) basic and diluted per common share.

Inventory Levels – We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the nine months ended March 31, 2013 and 2012, our DCSI was 110 and 75, respectively, compared to 76 for the year ended June 30, 2012. The increase in DCSI from the prior year is a result of our cost reduction program’s success in reducing cost of goods sold while keeping our product inventory at a similar level offset by the increase in our inventory of raw glass used in the production of our GRADIUM lenses.

Accounts Receivable Levels and Quality – Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the nine months ended March 31, 2013 and 2012, our DSO was 72 and 79, respectively. During the year ended June 30, 2012, our average DSO was 68. Our DSO for the first nine months of fiscal 2013 was higher than our average DSO for fiscal 2012 due to 49% of the revenue earned during the fiscal third quarter was from products shipped in March, and therefore, the majority of our total current receivables have not been collected as of March 31, 2013.

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

Liquidity and Capital Resources

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. However, cash flow and cash management continue to be primary concerns of the Company. The Company has a history of recurring losses from operations and as of March 31, 2013, the Company had an accumulated deficit of approximately $204.2 million. Cash provided by operations was $406,000 for fiscal year 2012 and $95,000 for fiscal year 2011. During the nine months ended March 31, 2013, cash used in operations was approximately ($66,000) due to an increase in accounts receivable, other receivables and inventory. Even though our average cost per unit of inventory was lower due to our cost reduction efforts and product mix, the unit volume of inventory increased.

At March 31, 2013, we had a book cash balance of approximately $1.40 million. For the nine months ended March 31, 2013, cash decreased by approximately $951,000 compared to a decrease of approximately $439,000 for the same period last year. The use of cash in both periods was primarily due to investment capital expenditures for cost reduction equipment used in our anti-reflective coating process, equipment for the infrared product line capacity, tooling for new lenses and $180,000 payment on the outstanding principal amounts due under our 8% convertible debentures. On April 29, 2013, the Company had a book cash balance of approximately $1.5 million.

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

Our current booking rate of orders combined with recent quote activity and the existing 12-month backlog give us confidence that future cash flow will be sufficient to fund our operations. Our forecast includes an increase in sales in infrared lenses and precision molded optics for imaging and laser tools. We believe the growth of mobile internet, the recovery of the Chinese industrial tool market, entry into the digital projection market and new product applications bode well for our long term growth. Overall however, markets remain weak and somewhat choppy as was indicated by our lower booking rate in the second and third quarters. To take advantage of emerging opportunities in the marketplace, we have implemented some changes to our sales organization, which we believe will enable us to move more rapidly towards our growth objectives. In addition, we continue to develop new products and keep our product offerings current and relevant to the latest technology as defined by our customers. Our product offerings, which serve a diverse group of end-markets, have found growth opportunities for our core business in precision molded optics and are building a presence in the infrared market.

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

Investing Activities

Periodically we make expenditures for capital goods. In the first nine months of fiscal 2013, we had capital expenditures for tooling, anti-reflective coating equipment, equipment to support our tooling operations and equipment for the infrared product line.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues:

For the quarter ended March 31, 2013, we reported total revenues of $2.85 million compared to $2.78 million for the third quarter of last fiscal year, an increase of 3%. This increase was primarily attributable to increases in sales of our custom optics, industrial tool, and GRADIUM® product lines. Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, driven by the telecommunications sector’s need for expanded infrastructure to support mobile internet demand; our industrial tool business, which benefited from an improving Chinese market; demand for fiber laser delivery system; and our entry into the digital projection market. Infrared products, now being designed and introduced are expected to accelerate the Company’s growth more meaningfully beginning in the fourth quarter of fiscal 2013 and continuing in fiscal 2014. Unit shipment volume in precision molded optics increased by 31% in the third quarter of 2013 compared to the same period of the prior fiscal year.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2013 was 47% compared to 32% for the third quarter of fiscal 2012. Total manufacturing costs of $1.52 million were approximately $373,000 lower in the third quarter of fiscal 2013 compared to the same period of the prior fiscal year. The decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of an increase in precision molded optics products utilizing lower cost glass, lower tooling costs and better utilization of fixed costs due to higher unit volumes.

Unit sales of precision molded optics lenses increased by 31% in the third quarter of fiscal 2013 compared to the same period last year. In the third quarter of fiscal 2013, 7% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 9% in the same period last year. All of the precision molded optics lenses have been redesigned to use lower cost materials; however, some of our customers have continued to purchase the more expense glass type lenses. The transition from higher-cost glass materials to lower-cost glass materials also causes inefficiencies in our coating process. The lens coating on our higher-cost glass lenses is different from the lens coating on our lower-cost glass lenses and requires separate coating runs, thereby increasing our lens coating costs. The decrease in sales of the more expensive glass type lenses has resulted in improved coating efficiencies and has decreased our costs.

Direct costs, which include material, labor and services, decreased to 23% of revenue in the third quarter of fiscal 2013, as compared to 24% of revenue in the third quarter of fiscal 2012. The decrease in direct costs was primarily due to improved labor productivity and the continued transition to lower cost glass materials.

We have seen improvement in our gross margins for the past three quarters due to the headcount and salary reductions implemented in the fourth quarter of last fiscal year and the increase in sales. As our revenues increase, we expect continued improvements in gross margins as our overhead costs are amortized over a larger revenue base.

Selling, General and Administrative:

During the third quarter of fiscal 2013, selling, general and administrative (“SG&A”) costs were approximately $1.04 million, compared to $1.14 million in the third quarter of fiscal 2012, a decrease of approximately $99,000. This decrease was due to the absence of $221,000 in expenses incurred last fiscal year with respect to a withdrawn registered securities offering, offset by increases of $24,000 in information technology services expenses, $29,000 in investor relations expenses and $62,000 in wage expenses. We intend to maintain SG&A costs generally at current levels but we plan on increasing our sales staff.

New Product Development:

New product development costs were approximately $217,000 in the third quarter of fiscal 2013 compared to approximately $237,000 in the same period last year, an 8%decrease. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2013 as we invest in the continued development of our infrared product lines.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended March 31, 2013 and 2012.

Other Income (Expense):

Interest expense was approximately $53,000 in the third quarter of fiscal 2013 as compared to $23,000 in the third quarter of fiscal 2012. This interest expense resulted from interest and the conversion of our 8% convertible debentures, and the write off of debt discount and debt costs.

In the third quarter of fiscal 2013, we recognized a gain of approximately $223,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. The warrants have a five year life, and fair value will be re-measured each reporting period until the warrants are exercised or expire.

Other income was an expense of $8,500 in the third quarter of fiscal 2013 compared to a gain of approximately $10,000 in the third quarter of fiscal 2012 primarily due to the effects of foreign currency rate changes.

Net Income (Loss):

Net income was approximately $217,000 or $0.02 basic and diluted per share during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012, in which we reported a net loss of approximately $519,000 or $0.05 basic and diluted per share. The approximate $736,000 improvement resulted from a higher gross margin due to an increase in sales and lower costs and the change in the fair value of our warrant liability for our June 2012 Warrants. Weighted-average shares outstanding (basic) was 11,883,042 in the third quarter of fiscal 2013 compared to 9,767,640 in the third quarter of fiscal 2012. The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock related to the the sale of securities in our June 2012 private placement, shares issued related to the payment of interest on our 8% convertible debentures, shares issued in the conversion of our 8% convertible debentures into common stock, including the issuance of shares to incentivitize holders to cenvert debentures and shares issued under our employee stock purchase plan.

Fiscal First Nine Months: Nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

Revenues:

For the nine months ended March 31, 2013, we reported total revenues of $8.65 million compared to $8.18 million for the first nine months of last fiscal year, an increase of 6%. This increase was primarily attributable to an increase in the sales of custom optics, an increase in the sales of our industrial tool products and our entry in the digital projection market offset by slightly lower sales volumes in our collimator and isolator product lines. Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, driven by the telecommunications sector’s need for expanded infrastructure to support mobile internet demand; our industrial tool business which benefited from the improving Chinese market; demand for fiber laser delivery systems; and our entry into the digital projection market.

Cost of Sales:

Our gross margin percentage in the first nine months of fiscal 2013 was 44% compared to 34% for the first nine months of fiscal 2012. Total manufacturing costs of $4.89 million were approximately $487,000 lower in the first nine months of fiscal 2013 compared to the same period of the prior fiscal year. This decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is due to a decrease of $271,000 in wages and a decrease of $268,000 in tooling costs offset by an increase of $38,000 in repairs and increase of $33,000 in depreciation.

Unit sales of precision molded optics lenses increased by 26% in the first nine months of fiscal 2013 compared to the same period last year. In the first nine months of fiscal 2013, 6% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 11% in the same period last year. The decrease in sales of the more expensive glass type lenses is the result of the mix change of units sold, with more sales of the lower cost optics that utilizes lower-cost glass materials. The transition from higher-cost glass materials to lower-cost glass materials causes inefficiencies in our coating process. The lens coating on our higher-cost glass lenses is different from the lens coating on our lower-cost glass lenses and requires separate coating runs, thereby increasing our lens coating costs. The transition by our customers to lower-cost glass types has resulted in improved coating efficiencies and a decrease in our costs.

Direct costs, which include material, labor and services, decreased to 23% of revenue in the first nine months of fiscal 2013, as compared to 26% of revenue in the first nine months of fiscal 2012. The decrease in direct costs was primarily due to improved labor productivity and the continued transition to lower cost glass materials.

We have seen improvement in our gross margins for the past three quarters due to the headcount and salary reductions implemented in the fourth quarter of last fiscal year and the increase in sales. As our revenues increase, we expect continued improvements in gross margins as our overhead costs are amortized over a larger revenue base.

Selling, General and Administrative:

During the first nine months of fiscal 2013, SG&A costs were approximately $3.04 million, compared to $3.02 million in the first nine months of fiscal 2012, an increase of approximately $22,000. This increase was due to increases of $117,000 for information technology services, $54,000 in wages and $79,000 in investor relations offset by the absence of $221,000 in expenses for a withdrawn registered securities offering last year. We intend to maintain SG&A costs generally at current levels but we do plan on increasing our sales staff.

New Product Development:

New product development costs were approximately $693,000 in the first nine months of fiscal 2013 compared to approximately $796,000 in the same period last year, a 13% decrease. This decrease was primarily due to a decrease in new product development as our staff focused on the Raytheon purchase order. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2013 as we invest in the continued development of our infrared product line.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $25,000 per period in both the fiscal nine months ended March 31, 2013 and 2012.

Other Income (Expense):

Interest expense was approximately $100,000 for first nine months of fiscal 2013 and $69,000 for the fist nine months of fiscal 2012. This interest expense resulted from interest on our 8% convertible debentures and the write off of debt discount and debt costs due to the conversion of the 8% convertible debentures.

In the first nine months of fiscal 2013 we recognized a gain of approximately $488,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. The warrants have a five-year life and this fair value will be re-measured each reporting period until the warrants are exercised or expire.

Other income increased by approximately $23,000 to $67,000 in the first nine months of fiscal 2013 compared to approximately $44,000 in the first nine months of fiscal 2012. In the first nine months of fiscal 2013, we entered into a license agreement in which we granted a license for our GRADIUM product line to NHG for $150,000. We recognized other income of $50,000, in accordance with ASC 605-10.

Net Income (Loss):

Net income was approximately $459,000 or $0.04 basic and diluted per share during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012, in which we reported a net loss of approximately $1.06 million or $0.11 basic and diluted per share. The approximate $1.52 million improvement resulted from the royalty income from licensing the GRADIUM product line, the change in the fair value of our warrant liability for our June 2012 Warrants, a decrease in new product development expenses and a higher gross margin. Weighted-average shares outstanding (basic) was 11,818,408 in the first nine of fiscal 2013 compared to 9,758,233 in the first nine months of fiscal 2012. The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock related to the the sale of securities in our June 2012 private placement, shares issued related to the payment of interest on our 8% convertible debentures, shares issued in the conversion of our 8% convertible debentures into common stock, including shares issued to incentivize holders to convert the debentures and shares issued under our employee stock purchase plan.

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

The Company recognized and recorded $50,000 in license income in “other income (expense), net” on the accompanying consolidated statement of operations and comprehensive income for the nine months ended March 31, 2013. The transaction is being accounted for under the guidance of Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Deferred revenue/ Other receivables relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in other receivables in the accompanying consolidated balance sheet based the difference between the amounts invoiced on the project and the amount recognized into revenue. As of March 31, 2013, the Company invoiced $743,500 and recognized approximately $1.07 million as revenue, which includes $451,000 that was recognized in the nine months ended March 31, 2013. The balance of $323,500 was recorded as other accounts receivable. At March 31, 2013, we had no unpaid accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by July 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc., as amended by the First Amendment dated April 11, 2000	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of August 1, 2008, issued by LightPath Technologies, Inc. to certain investors	11

10.5	Form of Common Stock Purchase Warrant dated as of August 19, 2009, issued by LightPath Technologies, Inc. to certain investors	13

10.6	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	14

10.7	2004 Employee Stock Purchase Plan dated December 6, 2004	15

10.8	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	16

10.9	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	16

10.10	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	16

10.11	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	17

10.12	Conversion Agreement dated March 25, 2013 between the Company and certain debenture holders of our 8% convertible debentures	18

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

9.      The Amended and Restated Omnibus Incentive Plan, dated October 15, 2002 was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002, Amendment No. 1, dated October 20, 2004 and Amendment No. 2, dated December 6, 2004, were filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121389) filed with the Securities and Exchange Commission on December 17, 2004. Amendment No. 3, dated November 1, 2007 and Amendment No. 4, dated January 31, 2013, were filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on December 10, 2012.

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

18.      This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2013, and is incorporated herein by reference thereto.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:May 2, 2013	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:May 2, 2013	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

