Form 10-K
period 2013-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2013-09-05
CIK 889971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as one party filing on Form SC 13-G) was approximately $8,810,858 as of December 31, 2012.

As of September 3, 2013, the number of shares of the registrant’s Class A Common Stock outstanding was 13,790,957.

LightPath Technologies, Inc.
Form 10-K

Certifications	See Exhibits

PART I

Item 1.    Business.

General

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) manufactures optical components and higher level assemblies including precision molded glass aspheric optics, isolators assemblies, proprietary high performance fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light.  We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to function more effectively.  For example:

•	Molded glass aspheres are used in various high performance optical applications primarily based on laser technology;
•
Infrared molded lenses and assemblies using short (SWIR), mid (MWIR) and long (LWIR) wave materials imaging with applications in firefighting, predictive maintenance, homeland security, surveillance, automotive and defense;

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

We also believe the glass aspheres and infrared systems product markets provide significant growth opportunities over the next several years. We have targeted specific applications in each of these areas: laser tools, gun sights, biomedical instruments and telecommunication subsystems for the glass aspheres market; laser line generators, industrial tools, optical cutting/welding, scientific lasers, semiconductors metrology systems and telecommunication subsystems for the specialty optics market; and thermal imaging, security cameras, thermography, gas sensing and defense targeting and tracking for the infrared optics market.  Within the larger overall markets which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $450 million for our current products and capabilities.

Given these specific markets and applications, our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business.

We plan to accomplish this growth by:

o	Continuing our penetration into high-volume applications by leveraging our low cost structure;

o	Introducing new value-added products;

o	Expanding our market presence by broadening our customer base and leveraging our Shanghai subsidiary to gain direct access to the Asian market;

o	Adding new products for industrial tools, laser based measurement tools and laser based gas sensing instruments;

o	Leveraging our expanded sales distribution channels worldwide; and

o	Expanding our offering of molded infrared lenses and assembly products which will enable future revenue growth.

Precision Molded Aspheric Lenses. Aspheric lenses are known for their optimal performance. LightPath’s glass molding technology has enabled the production of high volumes of aspheric optics while still maintaining the highest quality at an affordable price. Because molding is the most consistent and economical way to produce aspheres in large volumes, LightPath has perfected this method to offer the most precise aspheric lens available. We anticipate growth in our precision molded aspheres product revenues as we add new product lenses and applications for the industrial tool market, telecommunications and medical instruments. In addition, we see new growth opportunities in the area of commercial projectors using laser light boxes for illumination. These growth opportunities are well diversified and include laser tools, telecom transceivers, micro-projectors, scientific and bench top lasers, range finders, medical devices, bar code scanners and laser based spectrometers.

Infrared Molded Glass Aspheric Lenses & Assemblies. Advances in chalcogenide materials have enabled compression molding for mid- and long-wavelength infrared (MWIR & LWIR) optics in a process similar to precision molded lenses. LightPath’s Molded Infrared Optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Traditional Germanium or Zinc Selenide aspheres are manufactured by diamond turning, which is a time-consuming and expensive process. Diamond turned lenses are made one at a time and the lenses suffer from variations in surface figure resulting in variations of performance from lens to lens. The infrared optics molding process allows lenses to be manufactured in high volume with a highly repeatable, consistent performance and allows for sophisticated beam shaping or achromatization over a range of wavelengths to be molded directly into the surfaces of the lens.

Overall, we anticipate the growth of infrared optics and increased requirements for systems requiring molded aspheric optics over traditional ground and polished lenses.  Infrared systems, which include thermal imaging cameras, gas sensing devices, spectrometers, night vision systems, automotive driver awareness systems such as blind spot detection, thermal weapon gun sights and infrared counter measure systems, represent a market that is forecasted to grow to greater than $20 billion at the complete systems level by 2014. As infrared imaging systems become widely available, the cost of optical components needs to decrease before the market demand will increase.  LightPath’s aspheric molding process is an enabling technology for the cost reduction and commercialization of infrared imaging systems because the aspheric shape of our lenses enables system designers to reduce the lens element in a system and provide similar performance at a lower cost.

Specialty Products & Assemblies.  LightPath has a group of products that take advantage of our unique technologies and capabilities. These include custom optical designs, mounted lenses, assemblies, isolator assemblies, collimators and GRADIUM lenses.

Collimators. We are specifically targeting and selling high power collimators in diverse markets such as fiber laser systems, Nd:YAG laser cutting and welding systems and communications systems. Our collimator products provide higher performance in back reflection and insertion loss and can withstand in excess of ten watts of optical power. Customers have passively tested our collimators to over 100 watts in the forward direction. The process to manufacture these collimators uses patented laser fusion technologies and robotics. These products may incorporate aspheric molded optics and GRADIUM lenses.

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

Sales Organization   We have regional sales forces that market and sell our products directly to customers in North America and China.  We also have a master distributor in Europe. We have formalized relationships with fourteen industrial, laser, and optoelectronics distributors and channel partners located in the United States and foreign countries to assist in the distribution of our products in highly specific target markets and have reseller arrangements with the top three product catalogs in the optics and opto-electronics market.  In addition, we also maintain our own product catalog and internet website (www.lightpath.com) as vehicles for broader promotion of our products. We make use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

All of our partners work diligently to expand opportunities in emerging geographic markets and through alternate channels of distribution. We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Trade Shows.  We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in several United States based shows including Society of Photographic Instrumentation Engineers (“SPIE”) Photonics West in January 2013 and SPIE Defense, Security and Sensing in May 2013. We also participate in shows in China such as the China International Optoelectronic Exposition in Shenzhen.  In addition, we partner with key distributors to attend exhibitions such a Laser World of Photonics in Munich, Germany.  Such a strategy underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These trade shows provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

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

We believe our unique capabilities in optical design engineering that are available on the merchant market, our low cost structure and our substantial presence in Asia, particularly in China, provides us with a competitive edge and assists us in securing business. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their source of supply of a critical component to a foreign production source. We also have a broad product offering in addition to the molded aspheric lenses with proprietary GRADIUM lens glass, collimators, infrared lenses and assembly technology.

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

Aspheric lenses that improve the shortcomings of conventional lenses significantly compete with our molded glass aspheric lenses. Aspheric lens system manufacturers include Panasonic, ALP’s, Hoya Corporation, as well as newer competitors from China and Taiwan such as E-pin Optical Industry Co. and Kinik Company. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products.  However, we believe that our optical design expertise and our flexibility in providing custom high performance optical components at a low price are key competitive advantages for us over these competitors.

Plastic molded aspheres and  hybrid plastic/glass aspheric optics, such as those manufactured by Anteryon, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost or weight as their measure of success over performance and durability.   Our low cost structure allows us to compete with these lenses based on higher performance and durability from our glass lenses at only a small premium in price over plastic or plastic/glass hybrid lenses.

Infrared Molded Glass Aspheric Lenses & Assemblies. LightPath’s infrared molded aspheric optics competes with traditional infrared lenses manufactured from germanium such as those produced by Janos Technologies, Ophir Optics or Elcan Optical Technologies.  These lenses can either be polished spherical or are diamond turned aspherical.  LightPath’s molded lenses compete with spherical lenses because like all aspheres they can replace doublets or triplets based on the higher performance of an aspheric lens.  Diamond turned aspheres from germanium are expensive to produce in high volumes and time consuming to manufacture.  LightPath’s molded aspheric lenses compete with these technologies through our low cost, high volume lens business strategy.

Our molded infrared optics competes with products manufactured by Umicore. We believe that our optical design expertise and our flexibility in providing custom high performance infrared optical components are key advantages over Umicore.  A specific advantage over Umicore, a foreign company, is that the infrared market is highly dependent on the United States defense industry, which prefers to purchase from United States based companies such as LightPath.

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

Manufacturing

Facilities. Our manufacturing is performed in a 22,000 square foot production facility in Orlando, Florida and in a 16,000 square foot production facility in Shanghai. With space remaining in the Shanghai and Orlando facilities, we believe our facilities are adequate to accommodate our needs over the next year. However increased demand creates a need for additional space we are prepared to negotiate new leases in Orlando and Shanghai.  For example, since our unit growth plans indicate the need for additional production space in Shanghai, we have begun to review our options as our current Shanghai lease expires in April 2014. Both facilities feature areas for each step of the manufacturing process including coating work areas, preform manufacturing and a clean room for pressing and integrated assembly. Both facilities include new product development laboratories and space that includes development and metrology equipment. Our Shanghai facility has anti-reflective coating equipment to coat our lenses in-house.

Production and Equipment. Our Orlando facility contains a manufacturing area for our molded glass aspheres, a tooling and machine shop to support new product development, commercial production requirements for our machined parts and the fabrication of proprietary press work stations and mold equipment. We also have glass coring equipment to meet our current needs of GRADIUM product sales worldwide. Our Orlando facility includes a clean room for our collimator assembly workstations.  The facility is also International Traffic in Arms and Regulation (ITAR) compliant.  LPOI’s Shanghai facility features a molded glass aspheres manufacturing area and clean room.  Both facilities are ISO 9001:2008 certified. For more information regarding our facilities, please see Item 2. Properties in this Annual Report.

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

Suppliers.  We utilize a number of glass compositions in manufacturing our molded glass aspheres and lens array products.  These glasses or equivalents are available from a large number of suppliers including CDGM Glass Company, Ohara and Sumita. Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of manufacturers. We believe that a satisfactory supply of such production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

We also rely on local and regional vendors for component materials and services such as housings, fixtures, magnets, chemicals and inert gases, specialty ceramics, UV and AR coatings, and other specialty coatings. In addition, certain products require external processing such as anodizing and metallization. To date, we are not dependent on any of these manufacturers and have found a suitable number of qualified vendors and suppliers for these materials and services.

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

Mark	Type	Registered	Country	Renewal Date
LightPath®	service mark	Yes	United States	November 10, 2014
GRADIUM™	trademark	Yes	United States	February 5, 2017
Circulight	trademark	No	—	—
BLACK DIAMOND	trademark	No	—	—
GelTech	trademark	No	—	—
Oasis	trademark	No	—	—

Environmental and Governmental Regulation

Currently, emissions and waste from our manufacturing processes are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize some toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

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

New Product Development

For many years, we were engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, new product development efforts were broadened or acquired that led to the development of our capabilities in molded aspheric lenses, infrared lenses, isolator assemblies and collimators. However, in recent years, including fiscal 2013, we conducted very limited basic research and development due to our cash conservation strategy. We incurred expenditures for new product development during fiscal years 2013 and 2012 of approximately $939,000 and $1.05 million, respectively. Our efforts in this area were concentrated on product development to support existing and new customers in the design and manufacture of items in two of our product lines: lenses and collimators. In fiscal 2013 our infrared product development efforts were in connection with part of the Raytheon purchase order and the costs associated with this product development were charged to cost of goods sold.

Our present new product development efforts are focused on infrared optics products for imaging and sensing, blue lens applications, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We currently plan to expend approximately $1.24 million for new product development during fiscal 2014, which could vary depending upon revenue levels, customer requirements and perceived market opportunities.

For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2013, we had sales to five customers that individually comprised at least 5% of our annual revenue: Crimson Trace at 7%, Thorlabs at 9%, AMS at 10%, IPG Photonics at 6% and Red Digital at 6%.  In fiscal 2012, we had sales to four customers that individually comprised at least 5% of our annual revenue: Crimson Trace at 10%, Thorlabs at 9%, AMS at 9% and Raytheon Missile Systems at 5%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2013, 35% of our net revenue was derived from sales outside of the United States, with 79% of our foreign sales occurring to customers in Europe and Asia.

Employees

As of June 30, 2013, we had 171 full-time equivalent employees, with 56 in Florida and 115 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2014. We have 21 employees engaged in management, administrative and clerical functions, 14 in new product development, 9 in sales and marketing and 127 in production and quality functions. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

Item 2.    Properties.

We occupy a 22,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, marketing, internal sales, manufacturing management and some manufacturing operations. At our Orlando facility, our molded glass aspheres manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities.  It also features a tooling and machine shop, which can support new product development, commercial production requirements for our machined parts and the fabrication of propriety press workstations and mold equipment. Our Orlando facility has glass coring equipment for our current needs of GRADIUM product sales and also includes a clean room for our collimator assembly workstations which include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations.  Our Orlando facility is International Traffic in Arms Regulations (ITAR) compliant.

Our rental payments for our Orlando facility are approximately $40,000 per month through April 2015, which includes all charges, including common area maintenance, escalation, and certain pass-through of taxes and other operating costs.

Due to the transfer of manufacturing for over 90% of our production requirements for our precision molded optic line and our isolator assembly product line to LPOI’s Shanghai facility, we previously reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet, as reflected in the third, fourth and fifth amendments to the Orlando facility lease, effective December 1, 2007, May 1, 2009 and May 1, 2012, respectively.  The lease term was also extended from November 30, 2008, to April 30, 2015, and minimum rental rates for the extension term were established based on annual increases of three percent.  Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.

Our wholly-owned subsidiary, LPOI, also leases a 16,000 square foot facility located in Jiading, People’s Republic of China. In May 2009, the Chinese government paid LPOI to move to a new facility in the Jiading Industrial Zone near Shanghai. LPOI’s Shanghai facility features a molded glass aspheres manufacturing area, which includes lens pressing equipment, advanced metrology and inspection equipment and coating facilities.  The clean room in LPOI’s Shanghai facility features assembly manufacturing equipment and automated dispensing systems. The Shanghai facility also houses our precision dicing equipment and anti-reflective coating equipment. The facility is used primarily for our manufacturing operations and has increased our overall production capacity, enabling us to compete for larger production volumes of optical components and assemblies and strengthen partnerships within the Asia/Pacific region.  It has also provided a launching point to drive our sales expansion in the Asia/Pacific region.

LPOI signed a five year lease that will expire April 30, 2014.  The Shanghai facility houses 115 employees. The rent is approximately $6,600 per month.

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

With space remaining in the Shanghai and Orlando facilities, we believe our facilities are adequate to accommodate our needs over the next year. If increased demand creates a need for additional space we are prepared to negotiate new leases in Orlando and Shanghai.  Current production levels for both of our facilities are at 98% of manned capacity. We are in the process of adding additional production equipment and additional work shifts to increase the capacity and meet forecasted demand.

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

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NCM. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2013 was $1.24 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2013
Quarter ended June 30, 2013	$1.46	$0.72
Quarter ended March 31, 2013	$0.92	$0.72
Quarter ended December 31, 2012	$1.02	$0.82
Quarter ended September 30, 2012	$1.04	$0.92

Fiscal Year Ended June 30, 2012
Quarter ended June 30, 2012	$1.44	$1.02
Quarter ended March 31, 2012	$2.05	$0.88
Quarter ended December 31, 2011	$1.59	$0.90
Quarter ended September 30, 2011	$2.44	$1.41

Holders

As of August 19, 2013, we estimate there were approximately 245 holders of record and approximately 4,647 street name holders of our Class A common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of fiscal 2013:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at June 30,	at June 30,
Equity Compensation Arrangement		2013	2013
Amended and Restated Omnibus Incentive Plan	2,715,625	1,419,709	848,012
Employee Stock Purchase Plan	200,000	—	109,457

	2,915,625	1,419,709	957,469

Please see section titled “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K for information relating to compensation plans approved and not approved by our stockholders.

Recent Sales of Unregistered Securities

On October 29, 2012, we issued a Common Stock Purchase Warrant to purchase 25,000 shares of Class A common stock to Hayden IR, LLC for services rendered as a consultant.  The warrant is exercisable at an exercise price of $0.95 for a period of three years beginning April 30, 2013. The warrant may also be exercised on a “cashless” basis.  We did not receive any cash proceeds from the issuance of the warrant.  The issuance was exempt from the registration requirements of the Act pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) (in that warrant and the shares of Class A common stock underlying the warrant were issued by the Company in a transaction not involving any public offering).  The warrant and the shares of Class A common stock underlying the warrant have not been registered for sale under the Act.

On March 25, 2013, the Company and the holders of our 8% Senior Secured Convertible Debentures (the “Debentures”) holding approximately 93.10% of the outstanding principal amount of the Debentures executed a conversion agreement (the “Conversion Agreement”) in connection with the early conversion of the Debentures.  The Conversion Agreement provided, among other things, for the issuance of 559,448 shares of Class A common stock as an incentive to convert the remaining Debentures into shares of common stock.  The Company did not receive any cash proceeds from the issuance of the shares of Class A common stock.  The issuances were exempt from the registration requirements of the Act, pursuant to Section 4(a)(2) of the Act (in that the shares of Class A common stock were issued by the Company in a transaction not involving any public offering).  The shares of Class A common stock have not been registered for sale under the Act.

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

Liquidity and Capital Resources

History and Background:

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs.  From February 1996 (when our initial public offering occurred) through the end of our fiscal 2013, inclusive, we have raised a net total of approximately $104 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our common stock.

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. Our cash conservation strategy has also included measures such as extending payment terms with certain of our suppliers, delaying purchases for as long as practicable using just-in-time ordering practices and managing headcount and salaries for our staff to reflect order demand. This business strategy has resulted in the fundamentals of the Company improving each year.  Fiscal 2013 was the first profitable year in the Company’s history. In fiscal 2012, we achieved positive cash flow from operations. Cash provided by operations was approximately $556,000 and $406,000 during fiscal 2013 and fiscal 2012, respectively. The improvements in cash flows from operations are as a result of increased revenues from the additional markets we are able to address due to our lower cost structure as well as manufacturing and product efficiencies. Although we reported net income for fiscal 2013 we had recurring losses from operations in previous years. As of June 30, 2013, we had an accumulated deficit of approximately $204 million.  Our accumulated deficit was approximately $205 million for fiscal year 2012.  On September 3, 2013 we had a book cash balance of $2,766,910.

Management has developed an operating plan for fiscal 2014 and believes the Company has adequate financial resources for achievement of this plan and to sustain its current operations in the coming year. The fiscal 2014 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  We expect further margin improvements based on production efficiencies and yield improvements.

We expect this continued growth in our precision molded optic lenses due to what we believe is the beginning of a multi-year growth cycle of the optical market.  This multi-year growth cycle is driven by four major trends: cloud computing; video distribution via digital technology; wireless broadband; and machine to machine connection.  Cloud computing is causing a shift in enterprise technology with increased spending for software-as-a-service (“SAAS”) and infrastructure-as-a-service (“IAAS”) capital investments.  Delivery of applications and technology using SAAS or IAAS requires larger and faster network bandwidth.  The explosion of mobile devices, which includes smartphones and tablet devices, is also requiring the expansion of network bandwidth as users are receiving and transferring larger amounts of data via their mobile devices.  The number of mobile devices will exceed the global population by 2016 and is estimated to be a 1.4 devices per person.  Individuals are also streaming more video on their mobile devices or through their smart TVs.  This type of video distribution, which is estimated to be 70% of all network traffic by 2016, is creating a huge demand for larger and faster bandwidth.  Finally, machine to machine connection technology allows wireless and wired systems to communicate with other devices of the same type.  This type of networking often requires bandwidth in order for the machines to communicate with each other.  All of these trends require the expansion of bandwidth, and thus, the growth of optical communication networks.  LightPath produces products, such as our precision molded optic lenses, that can be used as a component in optical communication networks.  These trends combined with the excellent value proposition that we bring to our customers with competitive prices and superior quality are the reasons we believe we are experiencing in increase in demand for our precision molded optic lenses and why we have confidence in our continued growth in the future.

We expect continued improvement of overhead absorption as we increase the volume of products produced and lower material costs since we will be able to purchase materials in higher volumes. We also will continue to implement cost reductions with programs to improve tool life and lower anti-reflective coating costs by coating the lenses at our facilities. We have established milestones that will be tracked to ensure that as funds are being used that we are achieving results before additional funds are committed. Management will be monitoring the operating plan closely during the year and should the plan objectives not be met, remedial actions will be initiated.

We continue to face financial challenges along with many in the industries we do business with, as the slow recovery of the global economy continues to create instability in the market.  We continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2013 and 2012, we incurred a loss of $35,522 and a gain of $37,665 on foreign currency translation, respectively.

During fiscal 2013 we decided to no longer market our isolator product line and we reserved all isolator inventories at 100%.

Cash Flows - Financings:

Convertible Debentures
On March 25, 2013, the Company and holders of our Debentures holding approximately 93.10% of the outstanding principal amount of the Debentures executed the Conversion Agreement in connection with the early conversion of the Debentures. The Debenture holder’s party to the Conversion Agreement were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp and Gary Silverman, all of whom are directors or officers of the Company, and Berg & Berg Enterprises, LLC (“BBE”), a greater than 5% beneficial stockholder of the Company. The Conversion Agreement provided, among other things, for the issuance of 559,448 shares of Class A common stock as an incentive to convert the Debentures into shares of common stock.  All of the holders party to the Conversion Agreement, except for BBE, fully converted their Debentures. In order to ensure BBE did not exceed a 19.9% beneficial ownership limitation, it partially converted its Debenture, and the Company repaid $105,000, representing the outstanding principal amount due under its Debenture. The remaining holder not party to the Conversion Agreement was repaid $75,000, representing the outstanding principal amount due under its Debenture. As of June 30, 2013, none of the Debentures remain outstanding.

Private Placement
On June 11, 2012, we executed a Securities Purchase Agreement (the “SPA”) with 19 institutional and other accredited investors with respect to a private placement of an aggregate of 1,943,852 shares of the Company’s Class A common stock, at $1.02 per share, and warrants to purchase 1,457,892 shares of common stock.  The warrants had an initial exercise price of $1.32 (subsequently adjusted to $1.26),  are exercisable for a period of five years beginning December 11, 2012, and contain customary, weighted-average anti-dilution protection with respect to the exercise price (subject to a floor price of $1.15).

The Company received gross cash proceeds from the issuance of the common stock (exclusive of proceeds from any future exercise of the warrants) in the amount of approximately $1,982,727.  The Company is required by the terms of the SPA to use the funds for general working capital purposes to support the continued growth of the Company’s business, with the primary uses of the funds used for expansion of our infrared molding capacity and enhancement of our glass preparation processes and test and measurement capability.  The funding will also support new product development and the acquisition of new equipment, also critical to the Company’s growth plans.

The Company paid a commission to the exclusive placement agent for the offering, Meyers Associates, LP, in an amount equal to $198,273, plus a non-accountable marketing and expense fee of $20,000, and reimbursement of up to $10,000 of its legal and due diligence expenses related to the private placement offering.  The Company also issued the placement agent and its designees warrants to purchase an aggregate of 194,385 shares of common stock at an initial exercise price equal to $1.32, subsequently adjusted to $1.26 per share.  The warrants have a five-year term and were exercisable after December 11, 2012.

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

Warrant Exercises
During July and August 2013 the Company received $1,304,678 in proceeds from the exercise of warrants. The Company issued 829,178 shares of common stock in connection with these exercises. The exercise prices ranged from $0.87 to $1.89 per share of common stock.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $556,000 for the year ended June 30, 2013, an increase of approximately $150,000 from fiscal 2012. Our cash flow provided by operations was approximately $622,000 for the fourth quarter of fiscal 2013. Our fiscal 2014 operating plan and related financial projections anticipate continued improvement in our cash flows in future years due to sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than out-sourcing this service.

During fiscal 2013, we expended approximately $1.10 million for capital equipment as compared to $629,000 during fiscal 2012. The majority of our capital expenditures during both fiscal 2013 and fiscal 2012 were related to the purchase of equipment used to enhance or expand our production capacity and tooling for our precision molded products.  We anticipate increasing our expenditures during fiscal 2014 to enhance or expand our production capacity; however, the total amount expended will depend on opportunities and circumstances.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2013 compared to the Fiscal Year Ended June 30, 2012:

Revenue for fiscal 2013 totaled $11.78 million compared to $11.28 million for fiscal 2012, an increase of 4%. This increase was primarily attributable to revenue from precision molded lenses for the telecommunications and laser tool markets and custom optics.  The number of units of precision molded optics sold increased by 35% due to the Company’s increased production capability and the pursuit of the low-cost, high-volume lens business. We expect continued growth in sales to be derived primarily from our precision molded optics product line, particularly our low-cost lenses sold in Asia, and the Company’s infrared and collimator product lines.

Gross margin percentage for fiscal 2013 was 44% compared to 36% in fiscal 2012. Total manufacturing costs of $6.61 million were approximately $642,000 lower in fiscal 2013 as compared to fiscal 2012. This decrease in manufacturing costs resulted from an increase in direct costs of $31,000 for materials, labor and outside services due to higher revenues offset by a decrease of $219,000 in labor costs, a decrease of $304,000 in tooling costs, a decrease of $92,000 in freight costs and a decrease of $55,000 in supplies. Direct costs, which include material, labor and services, were 24% of revenue in fiscal 2013, as compared to 25% of revenue in fiscal 2012.

We plan to continue emphasizing unit cost reductions by efficiently purchasing raw materials and increasing sourcing of coating services in China. We also continue to have improvements in productivity due to a more experienced workforce at LPOI’s Shanghai facility and press efficiencies due to higher unit volumes.

Selling, general and administrative expenses increased by approximately $110,000 to $3.99 million in fiscal 2013 from $3.88 million in fiscal 2012. This increase is due to $78,000 in higher wages and benefits, $58,000 in higher legal fees, $163,000 in higher fees for consulting services for IT support, $72,000 in higher fees for investor relations, offset by lower depreciation of $41,000 and the write-off of $221,000 in expenses in fiscal 2012 related to our withdrawn shelf offering in fiscal 2012. Our operating plan for fiscal 2014 projects an increase in selling, general and administrative expenses due a projected higher level of sales. We plan to manage our workforce size to meet profit and cash flow goals.

New product development costs in fiscal 2013 decreased by approximately $107,000 to $939,000.  This decrease was primarily due to a decrease in wages and materials purchased for projects as our staff continued to work on the purchase order for Raytheon Vision Systems (“Raytheon”). Our operating plan for fiscal 2014 projects an increase in product development spending due to enhanced efforts in the development of the infrared product line.

In fiscal 2013, our amortization of intangibles remained at approximately $33,000 and is expected to remain at this level for fiscal 2014. Interest expense was approximately $100,000 for fiscal 2013 as compared to approximately $92,000 for fiscal 2012. The Debentures accounted for all of the interest expense during fiscal 2013 and 2012. This represented periodic interest of 8% per annum, amortization and the write-off of the debt issuance costs and debt discount.

In fiscal 2013 and 2012, we recognized a $15,000 loss and a $103,000 gain, respectively, related to the change in the fair value of derivative warrants issued in our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Investment and other income increased by approximately $72,000 to $120,000 in fiscal 2013 primarily from a $54,000 in royalty income.

Net income for fiscal 2013 was approximately $215,000 compared with a net loss of approximately $865,000 in fiscal 2012, a change of approximately $1.08 million. This improvement of net income was comprised principally of an increase in revenues of $499,000 and a decrease of $642,000 in cost of goods sold, resulting in a $1.14 million increase in gross margin.

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

The 12-month backlog, as defined above, has been as follows in the preceding eight fiscal quarters:

Fiscal Quarter	Ended	Approximate 12-month Backlog
Q4-2013	6/30/2013	$4,144,000
Q3-2013	3/31/2013	$5,014,000
Q2-2013	12/31/2012	$4,640,000
Q1-2013	9/30/2012	$5,458,000
Q4-2012	6/30/2012	$4,892,000
Q3-2012	3/31/2012	$4,391,000
Q2-2012	12/31/2011	$3,827,000
Q1-2012	9/30/2011	$4,203,000

Our 12-month backlog at June 30, 2013 was approximately $4.14 million compared to $4.89 million as of June 30, 2012. We believe this decrease in the 12-month backlog is temporary as there were three large orders expected in the fourth quarter of 2013 that were delayed until the first quarter of 2014 totaling over $700,000. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia and we project continued production and shipment growth for these low-cost lenses in Asia during fiscal 2014.

We continue to diversify our business by entering into additional markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue for fiscal 2014 as a result of this diversification.

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

We also calculated an Adjusted EBITDA which excludes the effect of the non-cash expense associated with the mark-to-market adjustments related to our June 2012 Warrants. We believe this Adjusted EBITDA is helpful for investors to better understand the financial results of our business operations.

The following table sets forth a reconciliation of net income (loss) to EBITDA as well as to adjusted EBITDA for the preceding eight quarters:
Fiscal Quarter Ended	Net Income (Loss)	Depreciation & Amorization	Interest Exp.	EBITDA	Warrant Adjustment	Adjusted EBITDA

6/30/2013	(243,765)	211,900	428	(31,437)	502,827	471,390
3/31/2013	217,094	193,039	53,083	463,216	(222,766)	240,450
12/31/2012	140,772	199,658	15,500	355,930	(169,552)	186,378
9/30/2012	101,221	208,637	31,306	341,164	(95,784)	245,380

6/30/2012	195,864	266,317	22,659	484,840	(103,364)	381,476
3/31/2012	(518,985)	286,014	22,582	(210,389)	—	(210,389)
12/31/2011	(343,299)	326,269	22,566	5,536	—	5,536
9/30/2011	(198,447)	245,438	24,220	71,211	—	71,211

6/30/2011	429	257,798	23,058	281,285	—	281,285
3/31/2011	(375,728)	227,861	89,560	73,477	—	73,477
12/31/2010	(373,714)	215,727	113,127	(44,860)	—	(44,860)
9/30/2010	(852,950)	211,543	380,510	(260,897)	—	(260,897)

The primary reason for the improvement in Adjusted EBITDA in the fourth quarter of fiscal 2013 from the same period in fiscal 2012 is due to higher revenue, improved margins and the warrant adjustment resulting in net income. The primary reason for the decline in EBITDA in the fourth quarter of fiscal 2013 from the same period in fiscal 2012 is due to net losses.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2013	6/30/2013	94
Q3-2013	3/31/2013	110
Q2-2013	12/31/2012	96
Q1-2013	9/30/2012	85
Fiscal 2013 average		98
Q4-2012	6/30/2012	74
Q3-2012	3/31/2012	75
Q2-2012	12/31/2011	90
Q1-2012	9/30/2011	100
Fiscal 2012 average		76

Our average DCSI for fiscal 2012 was 76, compared to 98 for fiscal 2013.  This increase in DCSI for fiscal 2013 as compared to fiscal 2012 was due to higher inventory balances as we ramped up production for higher sales forecasts and the impact of a decrease in cost of goods sold due to our continued cost reduction efforts. We will continue to review inventory balances and sales forecast quarterly in order to manage our inventory levels more effectively.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2013	6/30/2013	62
Q3-2013	3/31/2013	72
Q2-2013	12/31/2012	75
Q1-2013	9/30/2012	69
Fiscal 2013 average		66
Q4-2012	6/30/2012	63
Q3-2012	3/31/2012	79
Q2-2012	12/31/2011	62
Q1-2012	9/30/2011	69
Fiscal 2012 average		68

Our average DSO for fiscal 2013 was 66 compared to 68 for fiscal 2012.  For the past two years over 47% of our quarterly sales are shipped in the third month of each quarter. These revenues will not be collected before the quarter ends, which negatively impacts our DSO. Also international sales which are approximately one third of our revenues have a longer collection cycle. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible. We strive to have DSO no higher than 65.

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

Inventories, which consist principally of raw materials, work-in-process and finished lenses, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. In the third quarter of fiscal 2013 we placed a 100% reserve on our isolator inventories due to our current sales forecast for this product line.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of June 30, 2013, the Company invoiced $743,500 and recognized $1,097,030 as revenue with the difference of $353,530 recorded as other receivables. At June 30, 2013, we had no billed accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by December 2013.

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

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2010.

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

Financial instruments. We account for financial instruments in accordance with the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013.  We use the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $728,000 and $1.77 million at June 30, 2013 and 2012, respectively.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

Recent accounting pronouncements issued by FASB (including Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”) and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this guidance during fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2013.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2013, LightPath carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of LightPath’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2013, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

LightPath’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2013 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in LightPath’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, LightPath’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Each of our directors and officers serves until his or her successor is elected and qualified.  The names and ages of our directors and officers, the years they became directors or officers, their principal occupations or employment for at least the past five years and certain of their other directorships is set forth below. The Class I directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2014.  The Class II directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2016.  The Class III directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2015.

Class I Directors

Robert Ripp, 72 Director (Chairman of the Board)
Mr. Ripp has served as a director of the Company since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as the Company’s Interim President and Chief Executive Officer.  Mr. Ripp held various executive positions at AMP Incorporated (“AMP”) from 1994 to 1999, including serving as Chairman and Chief Executive Officer from August 1998 until April 1999, when AMP was sold to TYCO International Ltd.  Mr. Ripp previously spent 29 years with IBM of Armonk, New York.  He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer. He retired from IBM in 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University.  Mr. Ripp is currently on the board of directors of Ace, Ltd., PPG Industries and Axiall Corporation, all of which are listed on the New York Stock Exchange.  Mr. Ripp also serves on the Company’s Compensation and Finance Committees. Mr. Ripp has dedicated over ten years of service to the Company. Mr. Ripp’s extensive business, executive management, and financial expertise gained from various executive positions coupled with his ability to provide leadership skills to access strategic plans, business operational performance, and potential mergers and acquisitions, qualify him for service as a director of our Company.

J. James Gaynor, 62 President & Chief Executive Officer, Director
Mr. Gaynor was appointed as President, Chief Executive Officer and as a director on February 1, 2008 and prior to that served as Interim Chief Executive Officer commencing on September 18, 2007. Mr. Gaynor previously served as the Company’s Corporate Vice President of Operations since July 2006. Mr. Gaynor is also a director of LPOI. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining the Company, from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that, he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction programs with turnaround and startup companies, acquisitions and management. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in the manufacturing industries since 1976. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry and understands the engineering aspects of our business, due to his engineering background. Mr. Gaynor’s experience and knowledge is necessary to lead our Company and qualify him for service as a director.

Class II Directors
Sohail Khan, 59 Director
Mr. Khan has served as a director of the Company since February 2005. Since May 2013, he has served as the Chief Executive Officer of Lilliputin Systems a developer of portable power products for consumer electronics.  From July 2011 to April 2013 he was the owner of K5 Innovations, a technology consulting venture from July 2011 to April 2013. He was the President and Chief Executive Officer and a member of the board of directors of SiGe Semiconductor (“SiGe”), a leader in silicon based radio frequency front-end solutions which was acquired by Skyworks Solutions Inc. in June 2011. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 1996 to 2006 he held various executive positions with Agere Systems/Lucent Technologies ending as Executive Vice President and Chief Strategy & Development Officer of Agere Systems. Mr. Khan has also held various management positions at NEC Electronics, Intel and the National Engineering Services of Pakistan. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley. From 2007 to 2012, Mr. Khan served on the board of directors for Gainspan Corporation. Mr. Khan also serves on the Company’s Compensation Committee. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management, profit and loss management, mergers and acquisitions, and capital raising, as well as his background in engineering qualifies him for service as a director of our Company.

Dr. Steven Brueck, 69 Director
Dr. Brueck has served as a director of the Company since July 2001. He is the Director of the Center for High Technology Materials (CHTM) and Distinguished Professor of Electrical and Computer Engineering and Professor of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of The Optical Society, the Institute of Electrical and Electronics Engineers and the American Association for the Advancement of Science. Dr. Brueck serves on the Company’s Audit Committee. Dr. Brueck’s expertise in optics and optics applications, as well as his extensive research experience in nanoscale lithography, visible infrared optics and semiconductor components, qualify him for service as a director of our Company.

M. Scott Faris, 48 Director
Mr. Faris has served as a director of the Company since December 2011. Mr. Faris is an experienced entrepreneur with almost two decades of operating, venture-financing and commercialization experience, involving more than 20 start-up and emerging-growth technology companies. Mr. Faris is the founder and CEO of MicroVapor Devices, LLC, a privately held developer and manufacturer of advanced medical devices since June 2013. Mr. Faris also founded the Astralis Group, a strategy advisor, in 2002 and he provides consulting to start-up companies. Mr. Faris was the founder and Chief Executive Officer of Planar Energy, a company that developed transformational ceramic solid state battery technology and products. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. Mr. Faris founded Planar Energy in June 2007.  From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early stage venture fund specializing in defense technologies. From September 2001 to October 2004, Mr. Faris was the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products, a spin out of the University of North Carolina, Charlotte.  From August 1997 to September 2001, he was a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin out of the University of South Florida.  Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator and served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research.  Mr. Farris received a Bachelor of Science degree in Management Information Systems from Penn State University in 1988. Mr. Faris is currently on the board of directors of MicroVapor Devices, LLC, Spectra Health, Inc. and Open Photonics, Inc., all of which are private companies.  Mr. Faris also serves on the Company’s Audit Committee. Mr. Faris’s significant experience in executive management positions at various optical component companies, his experience in the commercialization of optical and opto-electronic component technology and his background in optics, technology and venture capital qualify him for service as a director of our Company.

Class III Directors
Louis Leeburg, 59 Director
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

Gary Silverman, 74 Director
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

Dorothy Cipolla, 57 Chief Financial Officer, Secretary and Treasurer
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

Alan Symmons, 41 Corporate Vice President of Engineering
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report except with respect to Berg & Berg Enterprises, LLC, a beneficial owner of more than 10% of our common stock. Berg & Berg Enterprises, LLC failed to file a Form 4 during fiscal 2013 with respect to the sale of shares of common stock and the exercise of certain warrants. In making these statements, the Company has relied solely on its review of copies of the reports furnished to the Company, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, M. Scott Faris, Louis Leeburg (Chairman) and Gary Silverman, met four times during fiscal 2013, which meetings included discussions with management and with the Company’s independent auditors to discuss the interim and annual financial statements and the annual report of the Company, and the effectiveness of the Company’s financial and accounting functions and organization.  The Audit Committee acts pursuant to a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.lightpath.com.  The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of the Company’s independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s).  The Board of Directors has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC, the National Association of Securities Dealers (NASD) and the NCM.  The Board of Directors has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by SEC rules.  Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.  Executive Compensation.

Summary Compensation Table for Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) the Chief Executive Officer and (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of fiscal 2013, which includes the Chief Financial Officer. The Company did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company as of the end of fiscal 2013.

			Option	All Other Compensation	Total
Name and Position	Fiscal	Salary	Awards	Compensation	($)
	Year	($)	($)**	($) *
(a)	(b)	(c)	(f)	(i)	(j)
J. James Gaynor	2013	214,616	37,385	—	252,001
President & Chief Executive Officer	2012	218,943	37,702	—	256,645
Dorothy M. Cipolla	2013	157,385	10,081	—	167,466
Chief Financial Officer, Treasurer & Secretary	2012	159,289	9,587	—	168,876
Alan Symmons	2013	133,538	9,409	—	142,947
Corporate Vice President of Engineering	2012	135,154	8,460	—	143,614

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

** For valuation assumptions on restricted stock units and stock option awards refer to note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2013. The disclosed amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2013 in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2013.

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

The goals set for the fiscal 2012 and 2013 incentive bonus plans were not met, so no bonus payments were made to the executive officers. The Compensation Committee did award discretionary stock options to the executive officers for fiscal 2012 and 2013.

J. James Gaynor

Cash Compensation (Base Salary).

Mr. Gaynor earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $214,616. This represents his annual base salary for fiscal 2013.  The base salary paid to Mr. Gaynor for fiscal 2013 constituted approximately 85% of the total compensation paid to Mr. Gaynor as set forth in the “Total” column in the Summary Compensation Table.

Stock Option Awards.

On November 6, 2007, Mr. Gaynor was granted an option to purchase 15,000 shares, all of which is now vested. Based on the vesting schedule of the option, we recognized compensation expense of $2,066 in fiscal 2012 under ASC Topic 718, Stock Compensation.

On January 31, 2008, Mr. Gaynor was granted an option to purchase 30,000 shares, all of which is now vested. Based on the vesting schedule of the option, we recognized $4,241 of compensation expense for fiscal 2012 under ASC Topic 718, Stock Compensation.

On February 4, 2010, Mr. Gaynor was granted an option to purchase 50,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $17,762 of compensation expense for fiscal 2012 and $17,762 in fiscal 2013. We expect to recognize compensation expense of approximately $10,363 in fiscal 2014 under ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Gaynor was granted an option to purchase 25,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date.  Based on the vesting schedule of the option, we recognized $8,388 of compensation expense for fiscal 2012 and $8,388 for fiscal 2013. We expect to recognize compensation expense of approximately $8,388 in fiscal 2014 and $2,797 in fiscal 2015 under ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Gaynor was granted an option to purchase 40,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $5,245 of compensation expense for fiscal 2012 and $6,992 for fiscal 2013. We expect to recognize compensation expense of approximately $6,992 in each of fiscal 2014 and fiscal 2015 and $1,747 in fiscal 2016 under ASC Topic 718, Stock Compensation.

On October 25, 2012, Mr. Gaynor was granted an option to purchase 40,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $3,565 of compensation expense for fiscal 2013. We expect to recognize compensation expense of approximately $4,752 in each of fiscal 2014, fiscal 2015 and fiscal 2016 and $1,188 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Gaynor was granted an option to purchase 13,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date.  Based on the vesting schedule of the options, we recognized $678 of compensation expense for fiscal 2013. We expect to recognize compensation expense of approximately $1,355 in each of fiscal 2014, fiscal 2015 and fiscal 2016 and $677 in fiscal 2017 under ASC Topic 718, Stock Compensation.

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

Dorothy Cipolla

Cash Compensation (Base Salary).

Ms. Cipolla earned total cash compensation for her services to the Company in fiscal 2013 in the amount of $157,385. This represents her annual base salary for fiscal 2013. The base salary paid to Ms. Cipolla for fiscal 2013 constituted approximately 94% of the total compensation paid to Ms. Cipolla as set forth in the “Total” column in the Summary Compensation Table.

Stock Option Awards.

On November 6, 2007, Ms. Cipolla was granted an option to purchase 10,000 shares, all of which are now vested.  Based on the vesting schedule of the option, the Company recognized compensation expense of $1,375 in fiscal 2012 under ASC Topic 718, Stock Compensation.

On February 4, 2010, Ms. Cipolla was granted an option to purchase 10,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $3,553 in fiscal 2012 and approximately $3,553 in fiscal 2013 and expects to recognize $2,072 in fiscal 2014 under ASC Topic 718, Stock Compensation.

On November 3, 2010, Ms. Cipolla was granted an option to purchase 9,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $3,020 in fiscal 2012 and $3,020 in fiscal 2013 and expects to recognize compensation expense of approximately $3,020 in fiscal 2014 and $1,007 in fiscal 2015 under ASC Topic 718, Stock Compensation.

On October 27, 2011, Ms. Cipolla was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $1,640 in fiscal 2012 and $2,185 in fiscal 2013 and expects to recognize compensation expense of approximately $2,185 in each of fiscal 2014 and fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Stock Compensation.

On October 25, 2012, Ms. Cipolla was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date.  Based on the vesting schedule of the option, we recognized $1,114 of compensation expense for fiscal 2013. We expect to recognize compensation expense of approximately $1,485 in each of fiscal 2014, fiscal 2015 and fiscal 2016 and $371 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On January 31, 2013, Ms. Cipolla was granted an option to purchase 4,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date.  Based on the vesting schedule of the option, we recognized $209 of compensation expense for fiscal 2013. We expect to recognize compensation expense of approximately $417 in each of fiscal 2014, fiscal 2015 and fiscal 2016 and $208 in fiscal 2017 under ASC Topic 718, Stock Compensation.

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

Alan Symmons

Cash Compensation (Base Salary).

Mr. Symmons earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $133,538. This represents his annual base salary for fiscal 2013. The base salary paid to Mr. Symmons for fiscal 2013 constituted approximately 93% of the total compensation paid to Mr. Symmons as set forth in the “Total” column in the Summary Compensation Table.

Stock Options Awards.

On December 3, 2007, Mr. Symmons was granted an option to purchase 5,000 shares, all of which are now vested. Based on the vesting schedule of the option, the Company recognized compensation expense of approximately $919 in fiscal 2012 under ASC Topic 718, Stock Compensation.

On February 4, 2010, Mr. Symmons was granted an option to purchase 10,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $3,553 in fiscal 2012 and fiscal 2013 and expects to recognize compensation expense of approximately $2,072 in fiscal 2014 under ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Symmons was granted an option to purchase 7,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $2,349 in fiscal 2012 and $2,349 in fiscal 2013 and expects to recognize compensation expense of approximately $2,349 in fiscal 2014 and $784 in fiscal 2015 under ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Symmons was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $1,640 in fiscal 2012 and $2,185 in fiscal 2013 and expects to recognize compensation expense of approximately $2,185 in each of fiscal 2014 and fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Stock Compensation.

On October 25, 2012, Mr. Symmons was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date.  Based on the vesting schedule of the option, we recognized $1,114 of compensation expense for fiscal 2013. We expect to recognize compensation expense of approximately $1,485 in each of fiscal 2014, fiscal 2015 and fiscal 2016 and $371 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Symmons was granted an option to purchase 4,000 shares. One-fourth of the options shares vests on each of the first, second, third and fourth anniversaries of the grant date.  Based on the vesting schedule of the option, we recognized $209 of compensation expense for fiscal 2013. We expect to recognize compensation expense of approximately $417 in each of fiscal 2014, fiscal 2015 and fiscal 2016 and $208 in fiscal 2017 under ASC Topic 718, Stock Compensation.

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

Amount of Payment Upon
Executive Officer	A Change of Control (1)
J. James Gaynor (2)	$450,000
Dorothy Cipolla (3)	$41,250
Alan Symmons (3)	$35,000

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

(3)
Payments made pursuant to a change-of-control to Ms. Cipolla or Mr. Symmons would occur according to our normal payroll schedule and would only be paid out in the event they were no longer employed by the Company.

Outstanding Equity Awards at Fiscal Year-End

(a)	(b)	(c)	(e)		(f)
Name	Number of	Number of	Option	Vesting	Option
	Securities	Securities	Exercise	Schedule	Expiration
	Underlying	Underlying	Price ($)		Date
	Unexercised	Unexercised
	Options (#)	Options (#)
	Exercisable	Unexercisable

J. James Gaynor	15,000	—	$3.47	2 year cliff	7/24/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10/27/2016
	15,000	—	$3.05	25%/yr for 4 yrs	11/6/2017
	30,000	—	$2.10	25%/yr for 4 yrs	1/31/2018
	37,500	12,500	$2.66	25%/yr for 4 yrs	2/4/2020
	12,500	12,500	$2.69	25%/yr for 4 yrs	11/3/2020
	10,000	30,000	$1.39	25%/yr for 4 yrs	10/27/2021
	—	40,000	$0.98	25%/yr for 4 yrs	10/25/2022
	—	13,000	$0.87	25%/yr for 4 yrs	1/31/2023
Dorothy Cipolla	15,000	—	$4.53	2 year cliff	2/28/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10/27/2016
	10,000	—	$3.05	25%/yr for 4 yrs	11/6/2017
	7,500	2,500	$2.66	25%/yr for 4 yrs	2/4/2020
	4,500	4,500	$2.69	25%/yr for 4 yrs	11/3/2020
	3,125	9,375	$1.39	25%/yr for 4 yrs	10/27/2021
	—	12,500	$0.98	25%/yr for 4 yrs	10/25/2022
	—	4,000	$0.87	25%/yr for 4 yrs	1/31/2023
Alan Symmons	5,000	—	$5.24	4 year cliff	10/18/2016
	5,000	—	$3.27	25%/yr for 4 yrs	12/3/2017
	7,500	2,500	$2.66	25%/yr for 4 yrs	2/4/2020
	3,500	3,500	$2.69	25%/yr for 4 yrs	11/3/2020
	3,125	9,375	$1.39	25%/yr for 4 yrs	10/27/2021
	—	12,500	$0.98	25%/yr for 4 yrs	10/25/2022
	—	4,000	$0.87	25%/yr for 4 yrs	1/31/2023

The stock options are issued pursuant to the Company’s Amended and Restated Omnibus Incentive Plan and have a ten year life. The awards will terminate 90 days after termination of employment.

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

The Directors earned the amounts above for fiscal 2013, which amounts reflect a 5% reduction from the normal base fee amount. This reduction was put in place when the Orlando staff received a pay reduction in April 2012. The board fees reverted to the normal base fee amounts when the Orlando pay reduction was eliminated in the fourth quarter of fiscal 2013. Directors who are employees of the Company receive no compensation for their service as directors.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Company’s Amended and Restated Omnibus Incentive Plan, including stock options, restricted stock awards or units. In fiscal 2013, the following directors received grants under the Company’s Amended and Restated Omnibus Incentive Plan:

	Restricted Stock Units
Name of Director	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steve Brueck	40,000	1/31/2013	$0.87
Sohail Khan	40,000	1/31/2013	$0.87
Louis Leeburg	40,000	1/31/2013	$0.87
Robert Ripp	40,000	1/31/2013	$0.87
Gary Silverman	40,000	1/31/2013	$0.87
M. Scott Faris	40,000	1/31/2013	$0.87
	240,000

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2013.

Name (1)	Fees Earned or	Stock	All Other		Total
	Paid in Cash	Awards	Compensation		($)
	($)(2)	($)(3)	($)
(a)	(b)	(c)	(g)		(h)
Robert Ripp	$79,800	$38,461	$11,594	(4)	$129,855
Sohail Khan	$22,800	$38,461	$—		$61,261
Steve Brueck	$22,800	$38,461	$—		$61,261
Louis Leeburg	$30,400	$38,461	$—		$68,861
Gary Silverman	$26,600	$38,461	$—		$65,061
M. Scott Faris	$22,800	$10,717	$—		$33,517

(1)
J. James Gaynor, the Company’s President and Chief Executive Officer during fiscal 2013, is not included in this table as he was an employee of the Company and thus received no compensation for his services as director. The compensation received by Mr. Gaynor as an employee of the Company is shown in the Summary Compensation Table on page 26.

(2)
Total fees earned for fiscal 2013, includes all fees earned, including earned but unpaid fees. The amounts of unpaid fees for each director are as follows: Mr. Ripp - $19,950, Mr. Leeburg - $7,600, Mr. Silverman - $6,650, Dr. Brueck - $5,700, Mr. Khan -  $5,700 and Mr. Faris - $5,700.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2013 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to 2013.

(4)
Mr. Ripp’s “other compensation” includes monies received for travel reimbursement for fiscal 2013.  This amount includes parking, mileage and toll expenses for Company related meetings and leased aircraft fees for travel to one board meeting.

Narrative Disclosure of Summary Compensation Table of Directors

The following is a narrative discussion of the material information which we believe is necessary to understand the information disclosed in the previous tables.  The following narrative disclosure is separated into sections, with a separate section for each of our directors, expect for Mr. Gaynor.

Robert Ripp

Cash Compensation (Base Fees and Position Fees).

Mr. Ripp earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $79,800 of which $19,950 was due in accounts payable at year end. This represents his retainer and chairman fees for fiscal 2013. The base fees to Mr. Ripp for fiscal 2013 constituted approximately 61% of the total fees paid to Mr. Ripp as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2012 and $13,450 in fiscal 2013 and expects to recognize $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Ripp was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and $13,437 in fiscal 2013 and expects to recognize $13,437 in fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Ripp was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and expects to recognize $11,533 in fiscal 2014 and fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

Sohail Khan

Cash Compensation (Base Fees and Position Fees).

Mr. Khan earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $22,800 of which $5,700 was due in accounts payable at year end. This represents his retainer for fiscal 2013. The base fees to Mr. Khan for fiscal 2013 constituted approximately 37% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2012 and $13,450 in fiscal 2013 and expects to recognize $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Khan was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and $13,437 in fiscal 2013 and expects to recognize $13,437 in fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Khan was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and expects to recognize $11,533 in fiscal 2014 and fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

Steven Brueck

Cash Compensation (Base Fees and Position Fees).

Dr. Brueck earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $22,800 of which $5,700 due in accounts payable at year end. This represents his retainer for fiscal 2013. The base fees to Dr. Brueck for fiscal 2013 constituted approximately 37% of the total fees paid to Dr. Brueck as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Dr. Brueck was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Dr. Brueck was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2012 and $13,450 in fiscal 2013 and expects to recognize $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Dr. Brueck was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and $13,437 in fiscal 2013 and expects to recognize $13,437 in fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Dr. Brueck was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and expects to recognize $11,533 in fiscal 2014 and fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

Louis Leeburg

Cash Compensation (Base Fees and Position Fees).

Mr. Leeburg earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $30,400 of which $7,600 was due in accounts payable at year end. This represents his retainer and fee for audit committee chair for fiscal 2013. The base fees to Mr. Leeburg for fiscal 2013 constituted approximately 44% of the total fees paid to Mr. Leeburg as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2012 and $13,450 in fiscal 2013 and expects to recognize $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Leeburg was granted a restricted stock unit for 29,000 shares. One-third of the shares on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and $13,437 in fiscal 2013 and expects to recognize $13,437 in fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Leeburg was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and expects to recognize $11,533 in fiscal 2014 and fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

Gary Silverman

Cash Compensation (Base Fees and Position Fees).

Mr. Silverman earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $26,600 of which $6,650 was due in accounts payable at year end. This represents his retainer and fee for compensation committee chair for fiscal 2013. The base fees to Mr. Silverman for fiscal 2013 constituted approximately 41% of the total fees paid to Mr. Silverman as set forth in the "Total" column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $9,950 in fiscal 2012 and $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Silverman was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2012 and $13,450 in fiscal 2013 and expects to recognize $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Silverman was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $10,078 in fiscal 2012 and $13,437 in fiscal 2013 and expects to recognize $13,437 in fiscal 2014 and $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Silverman was granted a restricted stock unit for 40,000 shares. One-third of the shares on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and expects to recognize $11,533 in fiscal 2014 and fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

M. Scott Faris

Cash Compensation (Base Fees and Position Fees).

Mr. Faris earned total cash compensation for his services to the Company in fiscal 2013 in the amount of $22,800 of which $5,700 was due in accounts payable at year end. This represents his retainer and fee for compensation committee chair for fiscal 2013. The base fees to Mr. Faris for fiscal 2013 constituted approximately 68% of the total fees paid to Mr. Faris as set forth in the "Total" column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On December 23, 2011, Mr. Faris was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $2,889 in fiscal 2012 and $4,950 in fiscal 2013 and expects to recognize $4,950 in fiscal 2014 and $2,061 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Faris was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and expects to recognize $11,533 in fiscal 2014 and fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2013, the end of the Company's most recent fiscal year, information regarding (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,715,625	$2.38	848,012
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 5, 2013, the number and percentage of outstanding shares of the Company's Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the named executive officers named in the Summary Compensation Table for Executive Officers in Item 11 above, (iii) directors and named executive officers of the Company as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Class A common stock of the Company.

The number of shares beneficially owned by each director, named executive officer and greater than 5% beneficial owner is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 5, 2013, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each named executive officer and director. The information for our stockholders beneficially owning greater than 5% of our Class A common stock is based on previous information supplied or filed by such stockholders.

							Percent
	Securities						Owned
	Class A Common Stock						(% )
Name and Address (1)	Restricted (2)	Unrestricted	Warrants	Options	Amount of Shares of Class A Common Stock Beneficially Owned
Robert Ripp, Director	155,700	579,526	131,581	36,100	902,907	(3) (4)	6.1%
Gary Silverman, Director	155,700	44,955	3,158	21,100	224,913	(5)	1.6%
Louis Leeburg, Director	155,700	57,898	455	6,100	220,153	(6)	1.6%
Sohail Khan, Director	156,900	—	—	6,100	163,000	(7)	1.2%
Dr. Steven Brueck, Director	155,700	42,919	3,158	6,100	207,877	(8)	1.5%
M. Scott Faris, Director	55,000	—	—	—	55,000		0.4%
J. James Gaynor, President & CEO	—	43,442	3,386	248,000	294,828	(9)	1.5%
Dorothy Cipolla, CFO, Secretary & Treasurer	—	—	—	93,000	93,000		*
Alan Symmons, Vice President of Engineering	—	—	—	56,000	56,000		*

All directors and named executive officers currently holding office as a group (9 persons)	834,700	768,740	141,738	472,500	2,217,678		13.1%

Berg & Berg Enterprises, LLC	—	2,574,007	—	—	2,574,007	(10)	18.5%
Pudong Science and Technology (Cayman) Co., Ltd.	—	1,021,855	—	—	1,021,855	(11)	6.9%

* less than 1%

Notes:
(1)  Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors and officers is "in care of" LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, FL 32826. The address for Berg & Berg Enterprises, LLC, as filed on a Schedule 13G filed February 14, 2008, is 10050 Bandley Drive, Cupertino, CA, 94014. The address for Pudong Science and Technology (Cayman) Co. Ltd., as filed on a Schedule 13G filed August 15, 2013, is 13 Building, No. 439, Chunxiao Rd., Zhangjiang High-tech park, Pudong, Shanghai 201203, PRC.
(2)  Restricted stock units awarded to our directors vest over three years. All directors have elected to defer receipt of the shares until after they leave the Board, either by reason of resignation, termination or otherwise, therefore these shares remain unissued. All unvested restricted stock units for directors will vest upon their resignation or termination from the Board. The amount of restricted stock above reflects both vested and unvested shares included in the restricted stock unit awards. The amounts of vested shares for each director are as follow: Mr. Ripp – 91,366, Mr. Silverman – 91,366, Mr. Leeburg – 91,366, Mr. Khan – 92,566, Dr. Brueck – 91,366 and Mr. Faris – 5,000.
(3)  Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp's adult children and for which he disclaims beneficial ownership.
(4)  Includes 167,681 shares of Class A common stock with respect to which Mr. Ripp has the right to acquire. Mr. Ripp holds warrants which are currently exercisable for an aggregate of 131,581 shares of Class A common stock and options which are currently exercisable for an aggregate of 36,100 shares of Class A common stock.
(5)  Includes 24,258 shares of Class A common stock with respect to which Mr. Silverman has the right to acquire. Mr. Silverman holds warrants which are currently exercisable for an aggregate of 3,158 shares of Class A common stock and options which are currently exercisable for an aggregate of 21,100 shares of Class A common stock.
(6)  Includes 6,555 shares of Class A common stock with respect to which Mr. Leeburg has the right to acquire. Mr. Leeburg holds warrants which are currently exercisable for an aggregate of 455 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(7)  Includes 6,100 shares of Class A common stock with respect to which Mr. Khan has the right to acquire. Specifically, Mr. Khan holds options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.

(8) Includes 9,258 shares of Class A common stock with respect to which Dr. Brueck has the right to acquire. Dr. Brueck holds warrants which are currently exercisable for an aggregate of 3,158 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.
(9) Includes 251,386 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire. Mr. Gaynor holds warrants which are currently exercisable for an aggregate of 3,386 shares of Class A common stock and options which are currently exercisable for an aggregate of 248,000 shares of Class A common stock.
(10) Excludes 199,556 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC ("BBE") may have the right to acquire in the future. BBE holds warrants which would be exercisable for an aggregate of 199,556 shares of Class A common stock. However, neither BBE nor the Company is able to effect any exercise of the warrants to the extent that after giving effect to such issuance after exercise BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon exercise warrants. Given that BBE currently holds 18.5% of the issued and outstanding share of Class A common stock, the warrants cannot be exercised.
(11) Pudong Science and Technology (Cayman) Co., Ltd. is wholly owned by Shanghai Pudong Science and Technology Investment Co., Ltd., and for purposes hereof is also deemed as beneficial owner of the shares.

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

There were no transactions with related persons during fiscal 2013 that are required to be disclosed pursuant to applicable SEC rules.

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

Item 14.  Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Cross, Fernandez & Riley, LLP ("CFR") for the audit of the Company's annual financial statements during the years ended June 30, 2013 and 2012, and fees billed for other services rendered by CFR:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	118,650	119,385
Audit-Related Fees	—
Tax Fees	—	—
All Other Fees	—	14,250
Total All Fees	$118,650	$133,635

(1)
Audit Fees consisted of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years. Other fees in fiscal 2012 related to fees for a withdrawn shelf offering.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income—For the years ended June 30, 2013 and 2012

Consolidated Statements of Stockholders' Equity—For the years ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows—For the years ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(b)	The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of December 31, 2008, issued by LightPath Technologies, Inc., to certain investors	11
10.5	Form of Common Stock Purchase Warrant dated August 19, 2009 issued by LightPath Technologies, Inc., to certain investors	13

10.6	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	14

10.7	2004 Employee Stock Purchase Plan dated December 6, 2004	15

10.8	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	16

10.9	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	16

10.10	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	16

10.11	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	17

10.12	Conversion Agreement dated March 25, 2013 between the Company and certain debenture holders of our 8% convertible debentures	18

14.1	Code of Ethics	19

21.1	Subsidiaries of the Registrant	*
23.1	Consent of Independent Registered Public Accounting Firm	*
24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

9.    The Amended and Restated Omnibus Incentive Plan, dated October 15, 2002 was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002. Amendment No. 1, dated October 20, 2004 and Amendment No. 2, dated December 6, 2004, were filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121389) filed with the Securities and Exchange Commission on December 17, 2004. Amendment No. 3, dated November 1, 2007 and Amendment No. 4, dated January 31, 2013, were filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on December 10, 2012.

10.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, and is incorporated herein by reference thereto.

11.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2009, and is incorporated herein by reference thereto.

12.  This exhibit was filed as amendment number 1 to Form 8-K/A filed with the Securities and Exchange Commission on February 28, 2008, and is incorporated herein by reference thereto.

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

19.  This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2009, and is incorporated herein by reference thereto.

* Filed herewith.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and its subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida
September 5, 2013

 LIGHTPATH TECHNOLOGIES, INC.
 Consolidated Balance Sheets

	June 30,	June 30,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$1,565,215	$2,354,087
Trade accounts receivable, net of allowance of $20,617 and $18,214	2,126,907	2,133,079
Inventories, net	1,770,681	1,513,384
Other receivables	353,530	41,000
Prepaid interest expense	—	7,250
Prepaid expenses and other assets	262,236	201,459
Total current assets	6,078,569	6,250,259
Property and equipment, net	2,235,781	1,920,950
Intangible assets, net	35,397	68,265
Debt costs, net	—	3,882
Other assets	27,737	27,737
Total assets	$8,377,484	$8,271,093
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,065,651	$1,129,708
Accrued liabilities	110,628	183,910
Accrued payroll and benefits	440,462	386,234
Deferred revenue	1,966	37,750
Capital lease obligation, current portion	3,602	3,602
Total current liabilities	1,622,309	1,741,204
Capital lease obligation, less current portion	3,302	6,903
Deferred rent	220,216	345,726
Warrant liability	1,102,021	1,087,296
8% convertible debentures to related parties	—	1,012,500
8% convertible debentures	—	75,000
Total liabilities	2,947,848	4,268,629
Stockholders' equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 12,958,239 and 11,711,952 shares issued and outstanding, respectively	129,582	117,120
Additional paid-in capital	209,645,126	208,410,216
Accumulated other comprehensive income	52,736	88,258
Accumulated deficit	(204,397,808)	(204,613,130)
Total stockholders' equity	5,429,636	4,002,464
Total liabilities and stockholders' equity	$8,377,484	$8,271,093

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year ended
	2013	2012
Product sales, net	$11,783,539	$11,284,869
Cost of sales	6,608,288	7,250,098
Gross margin	5,175,251	4,034,771
Operating expenses:
Selling, general and administrative	3,990,927	3,880,667
New product development	939,025	1,045,535
Amortization of intangibles	32,868	32,868
Loss on disposal of equipment	2,273	—
Total costs and expenses	4,965,093	4,959,070
Operating income (loss)	210,158	(924,299)
Other income (expense)
Interest expense	(96,435)	(88,729)
Interest expense - debt costs	(3,882)	(3,298)
Change in fair value of warrant liability	(14,725)	103,364
Investment and other income	120,206	48,095
Net income (loss)	$215,322	$(864,867)
Income (loss) per share - basic	$0.02	$(0.09)
Number of shares used in per share calculation- basic	12,102,124	9,861,596
Income (loss) per common share - diluted	$0.02	$(0.09)
Number of shares used in per share calculation- diluted	12,959,218	9,861,596
Foreign currency translation adjustment	$(35,522.00)	$37,665.00
Comprehensive income (loss)	$179,800.00	$(827,202.00)

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Years ended June 30, 2013 and 2012

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2011	9,713,099	$97,131	$207,636,440	$50,593	$(203,748,263)	$4,035,901
Issuance of common stock for:
Employee stock purchase plan	13,169	132	13,463	—	—	13,595
Interest payment on convertible debentures	41,832	418	86,582	—	—	87,000
Warrant issued for consulting services	—	—	15,000	—	—	15,000
Stock based compensation on stock options and restricted stock units	—	—	272,044	—	—	272,044
Sale of common stock and warrants, net	1,943,852	19,439	386,687	—	—	406,126
Net loss	—	—	—	—	(864,867)	(864,867)
Foreign currency translation adjustment	—	—	—	37,665	—	37,665

Balance at June 30, 2012	11,711,952	$117,120	$208,410,216	$88,258	$(204,613,130)	$4,002,464

Issuance of common stock for:
Employee stock purchase plan	10,567	106	8,875	—	—	8,981
Exercise of employee stock options	2,511	25	2,587	—	—	2,612
Conversion of debentures, net of costs	1,148,738	11,487	855,985	—	—	867,472
Interest payment on convertible debentures	84,471	844	86,156	—	—	87,000
Warrant issued for consulting services	—	—	13,000	—	—	13,000
Stock based compensation on stock options and restricted stock units	—	—	268,307	—	—	268,307
Net income	—	—	—	—	215,322	215,322
Foreign currency translation adjustment	—	—	—	(35,522)	—	(35,522)

Balance at June 30, 2013	12,958,239	$129,582	$209,645,126	$52,736	$(204,397,808)	$5,429,636

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$215,322	$(864,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	813,234	1,124,038
Interest from amortization of debt costs	3,882	3,298
Warrants issued to consultant	—	7,500
Loss on disposal of property and equipment	2,273	—
Stock based compensation	268,307	272,044
Change in provision for doubtful accounts receivable	2,403	10,969
Change in fair value of warrant liability	14,725	(103,364)
Deferred rent	(125,510)	(118,536)
Changes in operating assets and liabilities:
Trade accounts receivables	3,769	(311,004)
Other receivables	(312,530)	(10,057)
Inventories	(257,297)	109,253
Prepaid expenses and other assets	46,473	82,671
Accounts payable and accrued liabilities	(83,111)	166,039
Deferred revenue	(35,784)	37,750
Net cash provided by operating activities	556,156	405,734
Cash flows from investing activities
Purchase of property and equipment	(1,097,470)	(628,593)
Cash flows from financing activities
Proceeds from exercise of stock options	2,612	—
Proceeds from sale of common stock, net of costs	—	1,596,786
Proceeds from sale of common stock from employee stock purchase plan	8,981	13,595
Costs associated with settlement of debentures	(40,028)	—
Repayments of debentures	(180,000)	—
Payments on capital lease obligation	(3,601)	—
Net cash provided by (used in) financing activities	(212,036)	1,610,381
Effect of exchange rate on cash and cash equivalents	(35,522)	37,665
Increase (decrease) in cash and cash equivalents	(788,872)	1,425,187
Cash and cash equivalents, beginning of period	2,354,087	928,900

Cash and cash equivalents, end of period	$1,565,215	$2,354,087
Supplemental disclosure of cash flow information:
Interest paid in cash	$1,874	$1,670
Income taxes paid	$2,350	$4,174
Supplemental disclosure of non-cash investing & financing activities:
Prepaid interest on convertible debentures through the issuance of common stock	$87,000	$87,000
Issuance of common stock through the conversion of 8% debentures	$907,500	—
Fair value of warrants issued to consultant	$13,000	$15,000

The accompanying notes are an integral part of these consolidated statements.

1.   Organization and History; Management's Plans

Organization and History

LightPath Technologies, Inc. ("LightPath", the "Company", "we", "us" or "our") was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. ("Horizon"). On September 20, 2000, the Company acquired Geltech, Inc. ("Geltech"). The Company completed its initial public offering ("IPO") during fiscal 1996. In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd ("LPOI"), a wholly-owned manufacturing subsidiary, located in Jiading, People's Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant increased our overall production capacity and enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms LightPath, the Company, we, us or our, refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

Managements Plans

The Company has previously incurred recurring losses from operations. As of June 30, 2013 the Company has an accumulated deficit of approximately $204 million. Cash flow from operations was approximately $556,000 and $406,000 during fiscal 2013 and 2012, respectively. Fiscal 2013 was the first profitable year in the Company's history. The improvements in the cash provided by operations are partly as a result of increased revenues from the additional markets we are able to address due to our low cost structure as well as manufacturing an product efficiencies. In 2006, we also implemented our cash conservation strategy, which included reducing labor, material costs and discretionary expense spending. In addition, starting in fiscal 2009 we redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by sourcing some purchased components in China, and instituted more efficient management techniques, all of which have improved our product yields. Management believes these factors will contribute towards achieving profitability, assuming we meet our sales targets.

           Management has developed an operating plan for fiscal 2014 and believes the Company has adequate financial resources for achievement of that plan and to sustain its current operations in the coming year. The fiscal 2014 operating plan and related financial projections we have developed anticipate sales growth primarily from our precision molded optics product line, particularly our low-cost lenses sold in Asia, and the Company's infrared and collimator product lines. We have been targeting these markets since fiscal 2009. We expect margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai, offset by marginal increases in selling, administrative and new product development expenditures. However, there is no assurance we will be able to achieve the necessary sales growth and gross margin improvements to sustain operations. Factors which could adversely affect cash balances in future quarters include, but are not limited to, a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related.

Management will be monitoring the plan closely during the year and should the plan objectives not be met during the year, remedial actions will be initiated. The Company had a cash balance of approximately $1.57 million at June 30, 2013. As discussed in Note 17, during fiscal 2012, the Company raised approximately $1.6 million from the sale of common stock and warrants. The Company may still seek external debt or equity financing if it can be obtained in an amount and on terms that are acceptable; however, the Company may be required to seek external financing regardless of whether the terms would otherwise be acceptable if the Company's financial resources are not sufficient to sustain its operations or to pursue its business plan.

2.   Summary of Significant Accounting Policies

Consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company's actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories, which consist principally of raw materials, work-in-process and finished lenses, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. In the third quarter of fiscal 2013 we placed a 100% reserve on our isolator inventories due to our current sales forecast for this product line.

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

Deferred rent relates to certain of the Company's operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

Deferred revenue relates to a $1.1 million purchase order from Raytheon for which revenue is recognized on a percentage of completion basis. The Company is using the "cost-to-cost method" to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of June 30, 2013, the Company invoiced $743,500 and recognized $1,097,030 as revenue with the difference of $353,530 recorded as other receivables. At June 30, 2013, we had no billed accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by December 2013.

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

The Company files U.S. Federal income tax returns, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, or local, or non-U.S. income tax examinations by tax authorities for years before 2010.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period. We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have four to ten-year contract lives. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Management estimates. Management makes estimates and assumptions during the preparation of the Company's consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Financial instruments. The Company accounts for financial instruments in accordance with ASC 820, which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $728,000 at June 30, 2013. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 18.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

Derivative financial instruments. The Company accounts for derivative instruments in accordance with ASC 815, which requires additional disclosures about the Company's objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

In July 2013 the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which amends ASC 740, "Income Taxes." This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this guidance during fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

3.   Inventories – net

The components of inventories include the following:

	June 30, 2013	June 30, 2012

Raw materials	$628,956	$578,089
Work in process	493,536	485,429
Finished goods	874,311	522,281
Reserve for obsolescence	(226,122)	(72,415)
	$1,770,681	$1,513,384

During fiscal years 2013 and 2012 the Company evaluated all reserved items and disposed of $9,174 and $33,800, respectively, of parts and wrote them off against the reserve.

4. Property and Equipment – net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Life (Years)	2013	2012

Manufacturing equipment	5 - 10	$3,859,620	$3,400,004
Computer equipment and software	3 - 5	255,100	249,478
Furniture and fixtures	5	75,762	86,358
Leasehold improvements	5 - 7	826,307	797,219
Construction in progress		279,869	237,800
Tooling	1 - 5	852,143	880,261
Total property and equipment		6,148,801	5,651,120

Less accumulated depreciation and amortization		3,913,020	3,730,170
Total property and equipment, net		$2,235,781	$1,920,950

During fiscal years 2013 and 2012, fully depreciated manufacturing equipment and computer equipment in the amount of $4,800 and $123,700, respectivley, was written off as abandoned assets. Tooling once fully amortized is disposed. Disposals for tooling were $553,300 and $579,700 for fiscal 2013 and 2012, respectively.

5.   Intangible Assets – net

Intangible assets consist of the following:

	June 30, 2013	June 30, 2012

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(585,905)	(553,037)
Net carrying amount	$35,397	$68,265

Amortization expense related to intangible assets totaled approximately $33,000 during the fiscal years ended June 30, 2013 and 2012.

The amount of the June 30, 2013, net intangible asset value is expected to be fully amortized by the end of fiscal 2015, with annual amortization estimated as follows:

2014	2015	Total
32,868	2,529	35,397

6.   Accounts Payable

The accounts payable balance includes $51,300 of related party transactions for board of directors' fees for both June 30, 2013 and June 30, 2012.

7.   Stockholders' Equity

Preferred stock—The Company's preferred stock consists of the following:

Authorized 5,000,000 shares of Series D preferred stock, $.01 par value. The stockholders of Series D preferred stock are entitled to one vote for each share held.

Common stock—The Company's common stock consists of the following:

Authorized 40,000,000 shares of Class A common stock, $.01 par value. The stockholders of Class A common stock are entitled to one vote for each share held.

In June 2012, the Company executed a Securities Purchase Agreement with nineteen institutional and private investors with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock, at $1.02 per share and warrants to purchase 1,457,892 shares of our Common Stock at an initial exercise price of $1.32 per share (subsequently adjusted to $1.26). The warrants are exercisable for a period of five years beginning on December 11, 2012. We received aggregate gross cash proceeds from the issuance of the Common Stock (exclusive of proceeds from any future exercise of the warrants) in the amount $1,982,727.

Warrants

Warrants shares outstanding at June 30, 2013 equal 3,756,771 and include:

●
a warrant to purchase up to 100,000 shares of Class A common stock at $3.20 per share at any time through September 29, 2013 issued to Robert Ripp on September 29, 2003 issued in connection with his providing a line of credit to the Company;

●
warrants to purchase up to 605,771 shares of Class A common stock at $1.68 per share and warrants to purchase up to 332,843 shares of Class A common stock at $1.89 at any time through August 1, 2013 issued in connection with the sale of convertible debentures in fiscal 2009;

●
warrants to purchase up to 332,102 shares of Class A common stock at $0.87 per share at any time through December 31, 2013 issued in connection with the conversion of 25% of the convertible debentures in fiscal 2009;

●	warrants to purchase up to 582,229 shares of Class A common stock at $1.73 per share at any time through February 19, 2015 issued in connection with a private placement financing in fiscal 2010;
●	warrants to purchase up to 101,549 shares of Class A common stock at $2.48 per share at any time through October 8, 2015 issued in connection with a private placement financing in fiscal 2010;
●	warrants to purchase up to 1,652,277 shares of Class A common stock at $1.26 per share at any time through December 11, 2017 issued in connection with a private placement financing in fiscal 2012; and
●
warrants to purchase up to 25,000 shares of Class A common stock at $1.03 per share at any time through December 29, 2015 and warrants to purchase up to 25,000 shares of Class A common stock at $0.95 per share at any time through April 30, 2016 issued in connection with an investor relations contract in fiscal 2012.

During July and August 2013 the Company received $1,304,678 in proceeds from the exercise of warrants. The Company issued 829,178 shares of common stock in connection with these exercises. The exercise prices ranged from $0.87 to $1.89 per share of common stock.

 8.  Income Taxes

Due to the Company's taxable losses from operations prior to fiscal 2013, there was no provision for income taxes and no taxes were paid during the years ended June 30, 2013 and 2012. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2013	2012
Deferred tax assets:
Net operating loss and credit carryforwards	$35,210,000	$36,606,000
Intangible assets	148,000	248,000
Capital loss and R&D credits	1,442,000	1,496,000
Research development expenses	652,000	694,000
Inventory	100,000	57,000
Accrued expenses and other	56,000	110,000

Gross deferred tax assets	37,608,000	39,211,000
Valuation allowance for deferred tax assets	(37,246,000)	(38,800,000)
Total deferred tax assets	362,000	411,000
Deferred tax liabilities:
Depreciation and other	(362,000)	(411,000)
Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the United States federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $93.5 million prior to the expiration of net operating loss carry-forwards from 2014 through 2033. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $37,234,000 at June 30, 2013, a decrease of approximately $1,566,000 over June 30, 2012.

At June 30, 2013, in addition to net operating loss carry forwards, the Company also has research and development credit carry forwards of approximately $1,442,000. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Section 382 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9.   Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company's Amended and Restated Omnibus Incentive Plan (the "Plan") included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock units have been granted to date.
These plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at June 30,	at June 30,
Equity Compensation Arrangement		2013	2013
Amended and Restated Omnibus Incentive Plan	2,715,625	1,419,709	848,012
Employee Stock Purchase Plan	200,000	—	109,457

	2,915,625	1,419,709	957,469

The 2004 Employee Stock Purchase Plan ("ESPP") permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $898 and $1,433 for fiscal 2013 and 2012, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and restricted stock units ("RSUs") granted in the years ended June 30, 2013 and 2012, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year ended	Year ended
	June 30, 2013	June 30, 2012
Expected volatility	110% - 120%	119% - 122%
Weighted average expected volatility	110% - 120%	119% - 122%
Dividend yields	0%	0%
Risk-free interest rate	0.67% - 1.72%	0.9% - 2.01%
Expected term, in years	3 - 7	3 - 7

Most awards granted under the Company's Plan vest ratably over two to four years and generally have three-year to ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was 20% for 2013 and 2012. The forfeiture rate for RSUs was 0% for both 2013 and 2012. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards. The interest rate used is the treasury interest rate for constant maturities. The forfeiture rate for RSUs for directors is 0% because upon termination of service as a director, all outstanding RSUs immediately vest.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2013 and 2012 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2011	500,233	$3.01	6.9	434,700	0.9

Granted	90,000	1.39	9.3	160,000	1.0
Exercised	—	—	—	—	—
Cancelled	(13,840)	9.14	3.0	—	—

June 30, 2012	576,393	$2.61	6.4	594,700	1.0

Granted	98,500	0.96	9.4	240,000	2.6
Exercised	(2,511)	1.05	5.5	—	—
Cancelled	(87,373)	2.37	7.0	—	—

June 30, 2013	585,009	$2.38	5.9	834,700	1.1

Awards exercisable/
vested as of
June 30, 2013	401,759	$2.76	4.8	463,030	—

Awards unexercisable/
unvested as of
June 30, 2013	183,250	$1.53	8.5	371,670	1.1
	585,009			834,700

		Stock
		Options	RSU	All Awards
Weighted average fair value
of share awards granted for the year ended
June 30, 2013		$0.80	$0.87	$0.85

The total intrinsic value of share options exercised for years ended June 30, 2013 and 2012 was $452 and $0, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2013 and 2012 was $9,000 and $0 respectively.

The total fair value of shares options vested during the years ended June 30, 2013 and 2012 was $123,000 and $177,000, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2013 and 2012 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2013 and 2012 was $508,000 and $371,000, respectively.

The total fair value of RSUs vested during the years ended June 30, 2013 and 2012 was $94,000 and $275,000, respectively.

As of June 30, 2013 there was $386,656 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Year ended June 30, 2014	$57,371	$163,769	$221,140

Year ended June 30, 2015	27,092	88,056	115,148

Year ended June 30, 2016	12,749	34,597	47,346

Year ended June 30, 2017	3,022	—	3,022
	$100,234	$286,422	$386,656

The table above does not include shares under the Company's ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company's ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

RSU awards vest immediately or from two to four years from the grant date.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2013 and 2012 and changes during the two years then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values
June 30, 2011	182,500	200,000	382,500	$2.53
Granted	90,000	160,000	250,000	1.30
Vested	(74,375)	(125,000)	(199,375)	2.27
June 30, 2012	198,125	235,000	433,125	$2.42
Granted	98,500	240,000	338,500	0.85
Vested	(59,875)	(103,330)	(163,205)	1.91
Cancelled/Forfeited	(53,500)	—	(53,500)	1.64
June 30, 2013	183,250	371,670	554,920	$1.57

Acceleration of Vesting— The Company has not accelerated the vesting of any stock options or RSUs.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2013 and 2012 included in the Consolidated Statement of Operations and Comprehensive Income:

	Year ended	Year ended
	June 30,	June 30,
	2013	2012

Stock options	65,286	86,096
RSU	203,021	185,948
Total	268,307	272,044

The amounts above were included in:
General & administrative	263,247	254,337
Cost of sales	(4,350)	8,328
New product development	9,410	9,379
	268,307	272,044

10. Earnings Per Share

Basic earnings per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings per share are described in the following table:

	Year ended
	June 30,
	2013	2012

Net income (loss)	$215,322	$(864,867)

Weighted average common shares outstanding:
Basic	12,102,124	9,861,596

Effect of dilutive securities:
Options to purchase common stock	1,438	—
Restricted stock units	834,700	—
Common stock warrants	20,956	—
Diluted	12,959,218	9,861,596

Earnings (Loss) per common share:
Basic	$0.02	$(0.09)
Diluted	$0.02	$(0.09)

Excluded from computation:
Options to purchase common stock	583,571	576,393
Restricted stock units	—	594,700
Common stock warrants	3,424,669	4,041,771
Convertible debentures	—	706,169
	4,008,240	5,919,033

11. Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009. Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) contribution plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions until February 27, 2009 when the match was eliminated. Currently there are 17 employees who are enrolled in this program. The 401(k) contribution plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. The Company made no matching contributions during the fiscal years ended June 30, 2012 and 2013.

12. Lease Commitments

The Company has operating leases for office space. At June 30, 2013, the Company has a lease agreement for a manufacturing and office facility in Orlando, Florida (the "Orlando Lease"). The Orlando Lease, which is for a six-year original term with renewal options, expires April 2015.

As of June 30, 2013, the Company, through its wholly-owned subsidiary, has a lease agreement for a manufacturing and office facility in Shanghai, China (the "China Lease"). The China Lease, which is for a five-year original term with renewal options, expires April 2014.

During June 2012, the company entered into three-year capital lease agreements for computer equipment and is included as part of Property and Equipment. Assets under capital lease are included in computer equipment and software for $10,500, with accumulated amortization as of June 30, 2013 of $3,343. Amortization related to capital leases will be included in depreciation expense.

Rent expense totaled $434,930 and $436,192 during the years ended June 30, 2013 and 2012, respectively.

The approximate future minimum lease payments under capital and operating leases at June 30, 2013 were as follows:

Fiscal year ending June 30,	Capital Lease	Operating Lease

2014	$4,300	456,556
2015	3,942	339,631
Total minimum payments	8,242	796,187

Less imputed interest	(1,338)
Present value of minimum lease payments	6,904
Less short term portion	3,602
Long term portion	$3,302

13. Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a gain of $52,736 and $88,258 at June 30, 2013 and 2012, respectively. The Company as of June 30, 2013 had approximately $5,403,000 in assets and $4,327,000 in net assets located in China. The Company as of June 30, 2012 had approximately $4,304,000 in assets and $3,362,000 in net assets located in China.

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

In fiscal 2013 sales to five customers individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 7%, sales to AMS Technologies AG at 10%, sales to Thorlabs at 9%, sales to Red Digital at 6% and sales to IPG Photonics at 6%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2012 sales to four customers individually comprised at least 5% of our annual sales, with sales to Crimson Trace at 10%, sales to AMS Technologies AG at 9%, sales to Thorlabs at 9% and sales to Raytheon Missile Systems at 5%. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

16. Convertible Debentures

On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of the Debentures. Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

Interest accruing on the Debentures was paid by issuing Class A common stock. Interest due for August 1, 2008 to August 1, 2011 was paid by issuing 27,893 shares of Class A common stock in October 2008 and 665,692 shares in December 2008. Interest accruing from August 1, 2011 to August 1, 2013, the maturity date, was paid by issuing 41,832 shares in August 2011 and 76,078 shares in August 2012.

Investors also received warrants to purchase up to 950,974 shares of our common stock (the "Warrants"). The Warrants were exercisable for a period of five years beginning on August 1, 2008 with 65% of the Warrants, exercisable for 618,133 shares, priced at $1.68 per share and the remaining 35% of the Warrants, exercisable for 332,841 shares, priced at $1.89 per share. We received gross proceeds of $970,315 from the exercise of these warrants.

We paid a commission to the exclusive placement agent for the offering, First Montauk Securities Corp. ("First Montauk"). We also issued to First Montauk and its designees warrants to purchase an aggregate of 190,195 shares of our Class A common stock at an exercise price equal to $1.68 per share. The warrants were exercisable for a period of five years beginning on August 1, 2008.

On December 31, 2008, the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of Class A common stock. As a result, $732,250 of the Debentures were converted into 475,496 shares of Class A common stock. As an inducement to partially convert the Debentures, we issued additional warrants.

On March 25, 2013, the Company and the remaining Debenture holders holding approximately 93.10% of the outstanding principal amount of the Debentures executed the Conversion Agreement in connection with the early conversion of the Debentures. The Debenture holders party to the Conversion Agreement were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp and Gary Silverman, all of whom are directors or officers of the Company, and BBE, a greater than 5% beneficial stockholder of the Company. In consideration of converting the Debentures prior to the maturity date, the Company issued to each Debenture holder additional shares of Class A common stock to compensate the converting Debenture holders for the difference between the conversion price per share, or $1.54, and the closing bid price per share of common stock as reported on the Nasdaq Capital Market on March 22, 2013, or $0.79 (the "Conversion Incentive Shares"). In connection with the conversion of the Debentures, the Company issued a total of 1,148,738 shares of common stock, 559,448 of which we issued as Conversion Incentive Shares.

In order to ensure BBE did not exceed its 19.9% beneficial ownership limitation, set forth in the Conversion Agreement, BBE partially converted its Debenture and the Company prepaid the outstanding principal amount due under BBE's Debenture following the partial conversion.

The remaining Debenture holder not party to the Conversion Agreement consented to the Company prepaying the outstanding principal amount due under its Debenture. The Company paid this amount, which totaled $75,000, on March 28, 2013.

The summary of the Debenture conversion activity by fiscal year is as follows:

	Outstanding Principal		Repayment of Outstanding
Fiscal Year	Amount Converted	Shares Issued	Principal Amounts
2009	$732,250	475,487	$0
2010	$262,500	170,455	$0
2011	$832,500	540,592	$0
2012	$14,250	0	$14,250
2013	$1,087,500	589,590	$180,000

The issuance of the Conversion Incentive Shares also resulted in an adjustment to the exercise price of the warrants issued to certain investors on June 11, 2012 in connection with the Company's private placement. The exercise price of the warrants was adjusted from $1.32 to $1.26 per share. Since the Conversion Incentive Shares were issued to related party debt holders, the value of such shares was considered a capital contribution and was included as an offset to additional paid-in capital with no effect on the statement of operations and comprehensive income (loss).

Total principal outstanding on the Debentures and the principal amount outstanding specifically to directors, officers and stockholders owning at least 10% of the Company's securities under the Debentures was $0 and $0, respectively at June 30, 2013 and $1,087,500 and $1,012,500, respectively at June 30, 2012.

17. Private Common Stock Placements

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our common stock at an exercise price of $1.32 per share ("June 2012 Warrants"). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. We received aggregate gross cash proceeds from the issuance of the Class A common stock (exclusive of proceeds from any future exercise of the June 2012 Warrants) in the amount $1,982,727. We used the funds to provide working capital to support the continued growth of our business, primarily the expansion of our infrared molding capacity and enhancement of our glass preparation processes and test and measurement capability. The funding also supported new product development and the acquisition of new equipment, critical to the Company's growth plans.

The Company paid a commission to the exclusive placement agent for the offering, Meyer Associates, LP ("Meyer"), in an amount equal to $198,300 plus costs and expenses. The Company also issued to Meyer and its designees warrants to purchase an aggregate of 194,385 shares of our Class A common stock at exercise price equal to $1.32 per share, for a five-year term beginning December 11, 2012. Legal and other expenses to register the Class A common stock were approximately $187,641, reducing the proceeds of the offering.

As discussed in Note 16, the issuance of the Conversion Incentive Shares resulted in an adjustment to the exercise price of the June 2012 Warrants, including the warrants issued to Meyer and its designees. The exercise price of the June 2012 Warrants were adjusted from $1.32 to $1.26 per share. This reduced exercise price lowered potential proceeds on the exercise of the June 2012 Warrants by $87,474 to $1,836,944. After June 30, 2013, we have received gross proceeds from exercises of the June 2012 Warrants in the amount of $326,120.

The June 2012 Warrants issued in this placement were determined to be a derivative liability, see Note 18 to the Consolidated Financial Statements.

18. Derivative Financial Instruments (Warrant Liability)

The Company accounted for the June 2012 Warrants issued to investors under the June 11, 2012 Securities Purchase Agreement (see Note 17 above) in accordance with ASC 815-10, Derivatives and Hedging ("ASC 815-10"). ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity's own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if the Company issues or sell shares of its Class A common stock at a price which is less than the then current warrant exercise price, the June 2012 Warrants have been classified as a liability as opposed to equity in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company's Class A common stock. As a result, the fair value of the June 2012 Warrants were remeasured on June 30, 2013 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be remeasured at each subsequent financial reporting period. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	6/30/2013
Equivalent volatility	81.03%
Equivalent interest rate	0.44%
Estimated stock price	$1.0866
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	75.95%
Fair value of put	$0.8457
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $1,102,021 at June 30, 2013.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended June 30, 2013:

Warrant Liability
Fair value, June 30, 2012	$1,087,296
Change in fair value of warrant liability	14,725
Fair value, June 30, 2013	$1,102,021

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

20. Deferred Revenue/Costs in Excess of Billings

In January 2012, the Company received a purchase order for $1.1 million from Raytheon. The purchase order is for development of low cost manufacturing processes for infrared optics and is in support of Raytheon's $13.4 million Defense Advanced Research Projects Agency's (DARPA) Low Cost Thermal Imaging Manufacturing (LCTI-M) program. The goal of LCTI-M is to develop a wafer scale manufacturing process that will result in a camera on a chip, making thermal imagers affordable, accessible, and ubiquitous to every warfighter.

The Company is using the "cost-to-cost method" to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company has recorded in costs in excess of billings on the accompanying consolidated balance sheet the difference between the amounts invoiced on the project and the amount recognized into revenue.

As of June 30, 2013, the Company invoiced $743,500 and recognized $1,097,030 as revenue ($481,000 recognized during fiscal 2013). The balance of $353,530 is recorded as other receivables. The project is expected to be completed by December 2013. At June 30, 2013, the Company had no billed accounts receivable outtanding with respect to this purchase order as of June 30, 2013.

21. License of GRADIUM Intellectual Property

On September 19, 2012, the Company and Hubei New Hua Guang Information Materials Company, Ltd. ("NHG") entered into an exclusive Intellectual Property License Agreement for the Company's GRADIUM® glass products. The license agreement is for an initial term of five years expiring on September 19, 2017, which extends beyond the remaining life of the patents. Pursuant to the license agreement, the Company will receive $150,000 in licensing fees along with royalties on product sales starting in the fourth year of the agreement. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured. The Company determined that $50,000 of the $150,000 license fee under this agreement, representing the first milestone payment, was reasonably assured of being collected as of September 30, 2012. The Company recognized the $50,000 as other income for the quarter ended September 30, 2012 and collected the funds in the quarter ended December 31, 2012. No revenue on this license agreement was recognized in the remainder of fiscal 2013.

End of Consolidated Financial Statements

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 5, 2013

	By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	September 5, 2013	/s/ DOROTHY M. CIPOLLA	September 5, 2013
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP	September 5, 2013	/s/ SOHAIL KHAN	September 5, 2013
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ DR. STEVEN R. J. BRUECK	September 5, 2013	/s/ LOUIS LEEBURG	September 5, 2013
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

/s/ M. Scott Faris	September 5, 2013	/s/ GARY SILVERMAN	September 5, 2013
M. Scott Faris Director		Gary Silverman Director

S-1