Form 10-Q
period 2013-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2013-11-07
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

2603 Challenger Tech Ct., Suite 100
Orlando, Florida 32826

(Address of principal executive offices)

 (ZIP Code)

(407) 382-4003

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files).YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

 13,794,115 shares of common stock, Class A, $.01 par value, outstanding as of November 4, 2013.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements
LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
Assets	2013	2013
Current assets:
Cash and cash equivalents	$2,879,201	$1,565,215
Trade accounts receivable, net of allowance of $10,659 and $20,617	1,997,143	2,126,907
Inventories, net	2,091,063	1,770,681
Other receivables	253,530	353,530
Prepaid expenses and other assets	356,504	262,236
Total current assets	7,577,441	6,078,569
Property and equipment, net	2,257,479	2,235,781
Intangible assets, net	27,180	35,397
Other assets	27,737	27,737
Total assets	$9,889,837	$8,377,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,236,020	$1,065,651
Accrued liabilities	64,564	110,628
Accrued payroll and benefits	557,762	440,462
Deferred revenue	1,966	1,966
Capital lease obligation, current portion	6,196	3,602
Total current liabilities	1,866,508	1,622,309
Capital lease obligation, less current portion	10,618	3,302
Deferred rent	180,971	220,216
Warrant liability	843,903	1,102,021
Total liabilities	2,902,000	2,947,848
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 13,794,114 and 12,958,239 shares issued and outstanding, respectively	137,941	129,582
Additional paid-in capital	211,265,624	209,645,126
Accumulated other comprehensive income	62,425	52,736
Accumulated deficit	(204,478,153)	(204,397,808)
Total stockholders’ equity	6,987,837	5,429,636
Total liabilities and stockholders’ equity	$9,889,837	$8,377,484

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

	(Unaudited) Three months ended September 30,
	2013	2012
Product sales, net	$2,809,712	$2,891,054
Cost of sales	1,490,642	1,713,742
Gross margin	1,319,070	1,177,312
Operating expenses:
Selling, general and administrative	1,076,622	982,455
New product development	294,955	212,457
Amortization of intangibles	8,217	8,217
Gain on disposal of equipment	1,058	702
Total costs and expenses	1,380,852	1,203,831
Operating income (loss)	(61,782)	(26,519)
Other income (expense)
Interest expense	(172)	(30,440)
Interest expense— debt costs	(5,050)	(866)
Change in fair value of warrant liability	(18,952)	95,784
Other income (expense), net	5,611	63,262
Total other income (expense), net	(18,563)	127,740
Net income (loss)	$(80,345)	$101,221
Income (loss) per share (basic)	$(0.01)	$0.01
Number of shares used in per share calculation— basic	13,567,712	11,771,902
Income (loss) per common share— diluted	$(0.01)	$0.01
Number of shares used in per share calculation— diluted	13,567,712	12,698,704
Foreign currency translation adjustment	9,689	(3,157)
Comprehensive income (loss)	$(70,656)	$98,064

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Three Months ended September 30, 2013

 (Unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2013	12,958,239	$129,582	$209,645,126	$52,736	$(204,397,808)	$5,429,636
Issuance of common stock for:
Employee stock purchase plan	3,539	35	2,477	—	—	2,512
Exercise of warrants, net of costs	832,336	8,324	1,271,123	—	—	1,279,447
Reclassification of warrant liability upon warrant exercise	—	—	277,070	—	—	277,070
Stock based compensation on stock options and restricted stock units	—	—	69,828	—	—	69,828
Net loss	—	—	—	—	(80,345)	(80,345)
Foreign currency translation adjustment	—	—	—	9,689	—	9,689

Balance at September 30, 2013	13,794,114	$137,941	$211,265,624	$62,425	$(204,478,153)	$6,987,837

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(80,345)	$101,221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	223,948	208,637
Interest from amortization of debt costs	—	866
Loss on disposal of property and equipment	1,058	702
Stock based compensation	69,828	60,814
Change in provision for doubtful accounts receivable	5,849	(623)
Change in fair value of warrant liability	18,952	(95,784)
Deferred rent	(39,245)	(12,605)
Changes in operating assets and liabilities:
Trade accounts receivables	123,915	51,556
Other receivables	100,000	(205,021)
Inventories	(320,382)	(87,617)
Prepaid expenses and other assets	(94,268)	(73,976)
Accounts payable and accrued liabilities	241,605	68,554
Deferred revenue	—	(37,750)
Net cash provided by (used in) operating activities	250,915	(21,026)
Cash flows from investing activities
Purchase of property and equipment	(225,515)	(171,069)
Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	2,512	3,794
Proceeds from exercise of warrants, net of costs	1,279,447	—
Payments on capital lease obligations	(3,062)	(900)
Net cash provided by financing activities	1,278,897	2,894
Effect of exchange rate on cash and cash equivalents	9,689	(3,157)
Change in cash and cash equivalents	1,313,986	(192,358)
Cash and cash equivalents, beginning of period	1,565,215	2,354,087
Cash and cash equivalents, end of period	$2,879,201	$2,161,729
Supplemental disclosure of cash flow information:
Interest paid in cash	$175	$1,380
Income taxes paid	2,166	1,736
Supplemental disclosure of non-cash investing & financing activities:
Prepaid interest on convertible debentures through the issuance of common stock	—	87,000
Purchase of equipment through capital lease arrangement	12,972	—

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

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

LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, GRADIUM™ glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets.

Liquidity:

The Company has previously incurred recurring losses from operations. As of September 30, 2013 the Company has an accumulated deficit of approximately $204 million. Cash flow provided by operations was approximately $251,000 for the first fiscal quarter of 2014 compared to cash used of $21,000 for the first fiscal quarter of 2013. Cash flow from operations was approximately $556,000 during fiscal 2013 with fiscal 2013 being the first profitable year in the Company’s history. The improvements in the cash provided by operations are partly a result of increased revenues from the additional markets we are able to address due to our low cost structure as well as manufacturing and product efficiencies. In 2006, we also implemented our cash conservation strategy, which included reducing labor, material costs and discretionary expense spending. In addition, starting in fiscal 2009 we redesigned certain product lines – collimators and precision molded optics, increased sales prices on GRADIUM products, obtained more favorable material costs by purchasing some components in China, and instituted more efficient management techniques, all of which have improved our product yields. Management believes these factors will contribute towards achieving future profitability, assuming we meet our sales targets.

At September 30, 2013, we had a book cash balance of approximately $2.88 million. During the three months ended September 30, 2013, we generated $1.31 million of cash which compares to a cash usage of $192,000 for the first three months of the prior fiscal year.  This increase in our cash balance for the first three months of fiscal 2014 was primarily due to the receipt in July 2013 of approximately $1,279,000 in proceeds net of approximately $28,000 in costs, from the exercise of common stock warrants. We issued 832,236 shares of common stock in connection with the exercise of these warrants. (including 258,825 shares of common stock in connection with the exercise of the warrants associated with the June 2012 private placement, see Note 11). The warrants carried exercise prices ranging from $0.87 to $1.89 per share of common stock.

We believe that cash flow from operations will improve from fiscal 2013 during the rest of fiscal 2014 based upon the current booking rate combined with increased quote activity and the existing 12-month backlog. We are also continuing to seek opportunities to reduce costs and manage cash usage. We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life and further qualifying the anti-reflective coating process in our Shanghai facility.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon Vision Systems (“Raytheon”) for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of September 30, 2013, the Company invoiced $843,500 and recognized $1,097,030 as revenue with the difference of $253,530 recorded as other receivables. At September 30, 2013, we had $100,000 of billed accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by December 2013.

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

The Company files U.S. Federal income tax returns, and various states and foreign jurisdictions. The Company’s open tax years subject to examination by the Internal Revenue Service and the Florida Department of Revenue generally remain open for three years from the date of filing.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan vest ratably over two to four years and generally have four- to ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 — Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which include cash equivalents of $1,678,000 at September 30, 2013.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 12.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

Derivative financial instruments. The Company accounts for derivative instruments in accordance with ASC 815, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

3. Inventories

The components of inventories include the following:

	(Unaudited)
	September 30, 2013	June 30, 2013

Raw materials	$668,383	$628,956
Work in process	754,361	493,536
Finished goods	875,530	874,311
Reserve for obsolescence	(207,211)	(226,122)
	$2,091,063	$1,770,681

4. Property and Equipment

Property and equipment are summarized as follows:

		(Unaudited)
	Estimated	September 30,	June 30,
	Life (Years)	2013	2013

Manufacturing equipment	5 - 10	$3,925,706	$3,859,620
Computer equipment and software	3 - 5	273,203	255,100
Furniture and fixtures	5	75,867	75,762
Leasehold improvements	5 - 7	826,421	826,307
Construction in progress		383,296	279,869
Tooling	1 - 5	855,896	852,143
Total property and equipment		6,340,389	6,148,801

Less accumulated depreciation and amortization		4,082,910	3,913,020
Total property and equipment, net		$2,257,479	$2,235,781

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(unaudited)
	September 30, 2013	June 30, 2013

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(594,122)	(585,905)
Net carrying amount	$27,180	$35,397

Amortization expense related to intangible assets totaled approximately $8,000 during both three-month periods ended September 30, 2013 and 2012. The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2014 and fiscal 2015:

2014	2015	Total
24,651	2,529	27,180

6. Accounts Payable

The accounts payable balance includes approximately $54,000 and $51,000 of related party transactions for board of directors’ fees as of September 30, 2013 and June 30, 2013, respectively.

7. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying consolidated statements of operations and was $248 and $473 for the three months ended September 30, 2013 and 2012, respectively.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at September 30,	at September 30,
		2013	2013
Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	2,715,625	1,419,709	848,012
Employee Stock Purchase Plan	200,000	—	105,918
	2,915,625	1,419,709	953,930

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

The Company did not grant any stock options in the first quarter of fiscal 2014 or 2013.

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the three months ended September 30, 2013 and 2012. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2013 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2013	585,009	$2.38	5.9	834,700	1.1

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—

September 30, 2013	585,009	$2.38	5.7	834,700	1.0

Awards exercisable/
vested as of
September 30, 2013	401,759	$2.76	4.5	463,030	—

Awards unexercisable/
unvested as of
September 30, 2013	183,250	$1.53	8.2	371,670	1.0
	585,009			834,700

The total intrinsic value of options outstanding and exercisable at September 30, 2013 and 2012 was $7,563 and $0, respectively.

The total intrinsic value of RSUs exercised during the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2013 and 2012 was $495,737 and $352,542, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.

The total fair value of option shares vested during the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.

As of September 30, 2013, there was $316,828 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The compensation cost is expected to be recognized as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Nine months ended June 30, 2014	$39,695	$111,617	$151,312
Year ended June 30, 2015	27,092	88,056	115,148
Year ended June 30, 2016	12,749	34,597	47,346
Year ended June 30, 2017	3,022	—	3,022
	$82,558	$234,270	$316,828

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2013 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values
June 30, 2013	183,250	371,670	554,920	$1.57
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled/Forfeited	—	—	—	—
September 30, 2013	183,250	371,670	554,920	$1.57

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2013 and 2012 included in the consolidated statements of operations and comprehensive income:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2013	2012

Stock options	17,676	13,523
RSU	52,152	47,291
Total	69,828	60,814

The amounts above were included in:
General & administrative	67,330	63,141
Cost of sales	—	(4,350)
New product development	2,498	2,023
	69,828	60,814

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

	(Unaudited)
	Three months ended
	September 30,
	2013	2012

Net income (loss)	$(80,345)	$101,221

Weighted average common shares outstanding:
Basic	13,567,712	11,771,902

Effect of dilutive securities:
Restricted stock units	—	594,700
Common stock warrants	—	332,102
Diluted	13,567,712	12,698,704

Earnings (Loss) per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Excluded from computation:
Options to purchase common stock	576,393	583,109
Restricted stock units	834,700	—
Common stock warrants	2,446,700	3,709,669
Convertible debentures	—	706,169
	3,857,793	4,998,947

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects net gains of approximately $10,000 for the three months ended September 30, 2013 and a loss of approximately $3,000 for the three months ended September 30, 2012. The Company, as of September 30, 2013, had approximately $5.63 million in assets and $4.49 million in net assets located at LPOI’s Shanghai facility.

10. Convertible Debentures

On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of the 8% Senior Convertible Debentures (“Debentures”). Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008. Mr. Magos resigned effective September 2, 2008.

Investors also received warrants to purchase up to 950,974 shares of our common stock.  We received gross proceeds of $970,315 from the exercise of these warrants. These warrants expired on August 1, 2013.

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

11. Private Common Stock Placements

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

The issuance of the Conversion Incentive Shares on our Debentures resulted in an adjustment to the exercise price of the June 2012 Warrants, including the warrants issued to Meyer and its designees. The exercise price of the June 2012 Warrants were adjusted from $1.32 to $1.26 per share. This reduced exercise price lowered potential proceeds on the exercise of the June 2012 Warrants by $87,474 to $1,836,944. We have received gross proceeds from exercises of the June 2012 Warrants in the amount of $326,120 during the first quarter of fiscal 2014.

The June 2012 Warrants issued in this placement were determined to be a derivative liability, see Note 12 to the Consolidated Financial Statements.

12. Derivative Financial Instruments (Warrant Liability)

The Company accounted for the June 2012 Warrants issued to investors under the June 11, 2012 Securities Purchase Agreement (see Note 11 above) in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

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

In accordance with Generally Accepted Accounting Principles, the fair value of the June 2012 Warrants exercised in July 2013, was re-measured just prior to exercise. The resulting fair value of these warrants of $277,070 was reclassified out of Warrant Liability and into Additional Paid-in Capital on the accompanying consolidated balance sheet during the quarter ended September 30, 2013. The fair value of the remaining outstanding June 2012 Warrants was re-measured on September 30, 2013 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

	Exercise	Exercise	Exercise
Inputs into Lattice model for warrants:	7/2/2013	7/12/2013	7/29/2013	9/30/2013
Equivalent Volatility	81.42%	81.69%	80.95%	79.69%
Equivalent Interest Rate	0.43%	0.44%	0.41%	0.32%
Estimated stock price	$1.2686	$1.4351	$1.5195	$1.0633
Floor	$1.1500	$1.1500	$1.1500	$1.1500
Greater of estimated stock price or floor	$1.2600	$1.2600	$1.2600	$1.1500
Probability price < Strike	72.70%	69.88%	68.12%	76.19%
FV of put	$0.8238	$0.7919	$0.7541	$0.7418
Probability of Fundamental Transaction occuring	5%	5%	5%	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $843,903 at September 30, 2013.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the quarter ended September 30, 2013:

Warrant Liability
Fair value, June 30, 2013	$1,102,021
Exercise of common stock warrants	(277,070)
Change in fair value of warrant liability	18,952
Fair value, September 30, 2013	$843,903

13. Deferred Revenue/Costs in Excess of Billings

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

As of September 30, 2013, the Company invoiced $843,500 and recognized $1,097,030 as revenue to date ($481,000 recognized during fiscal 2013 and $0 during fiscal 2014). The balance of $253,530 is recorded as other receivables. The project is expected to be completed by December 2013. At September 30, 2013, the Company had $100,000 of billed accounts receivable outstanding with respect to this purchase order.

14. License of GRADIUM Intellectual Property

On September 19, 2012, the Company and Hubei New Hua Guang Information Materials Company, Ltd. (“NHG”) entered into an exclusive Intellectual Property License Agreement for the Company’s GRADIUM® glass products. The license agreement is for an initial term of five years expiring on September 19, 2017, which extends beyond the remaining life of the patents. Pursuant to the license agreement, the Company will receive $150,000 in licensing fees along with royalties on product sales starting in the fourth year of the agreement. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured. The Company determined that $50,000 of the $150,000 license fee under this agreement, representing the first milestone payment, was reasonably assured of being collected as of September 30, 2012. The Company recognized the $50,000 as other income for the quarter ended September 30, 2012 and collected the funds in the quarter ended December 31, 2012. No revenue on this license agreement was recognized in the remainder of fiscal 2013 or in the first quarter of fiscal 2014.

15. $2,000,000 Credit Facility

On September 30, 2013, the Company entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank will lend to the Company under a revolving credit facility an aggregate outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line may be repaid and reborrowed at any time prior to September 30, 2014, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments are due and payable on the last business day of each month.

Pursuant to the LSA, Avidbank will also make equipment advances to the Company, each in a minimum amount of $100,000, and in an aggregate amount not to exceed One Million Dollars ($1,000,000). Equipment advances during any particular three month draw period are due and repayable in thirty-six (36) equal monthly payments. All amounts due under outstanding equipment advances made during any particular draw period are due on the tenth (10th) day following the end of such draw period, and in any event, no later than September 30, 2017. The equipment advances bear interest, on the outstanding daily balance, at a per annum rate equal to one and half percent (1.5%) above the Prime Rate. Interest payments are due and payable on the tenth day of each month so long as any equipment advance is outstanding.

No amounts are outstanding on the LSA as of September 30, 2013.

The Company’s obligations under the LSA are secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech, Inc. has guaranteed the Company’s obligations under the LSA.

The LSA contains customary covenants, including, but not limited to: (i) a minimum quarterly quick ratio, which measures the Company’s ability to meet its short-term liabilities as a ratio of unrestricted cash and cash equivalents plus all accounts receivable to current liabilities; (ii) a minimum quarterly debt service coverage ratio; (iii) limitations on the disposition of property; (iv) limitations on changing the Company’s business or permitting a change in control; (v) limitations on additional indebtedness or encumbrances; (vi) restrictions on distributions; and (vii) limitations on certain investments.

Late payments are subject to a late fee equal to the lesser of five percent (5%) of the unpaid amount or the maximum amount permitted to be charged under applicable law. Amounts outstanding during an event of default accrue interest at a rate of five (5) percentage points above the interest rate applicable immediately prior to the occurrence of the event of default. The LSA contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality. The Company also entered into an Intellectual Property Security Agreement with Avidbank with respect to the assignment of the Company’s patents and trademarks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Cash flow from operations was approximately $556,000 and $406,000 during fiscal 2013 and 2012, respectively. Fiscal 2013 was the first profitable year in the Company’s history. Cash flow from operations was approximately $251,000 duringthe first three months of fiscal 2014.

How we operate:

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with a customer to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” This is followed by “sampling” small numbers of the product for the customer’s test and evaluation. Thereafter, should the customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) — whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff;

•	The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to work seriously to reduce costs— which often leads them to turn to larger or overseas producers, even if sacrificing quality; and

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures— in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

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

Our 12-month backlog at September 30, 2013 was approximately $4.42 million compared to $4.14 million as of June 30, 2013. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia and we project continued production and shipment growth for these low-cost lenses in Asia during fiscal 2014.

We continue to diversify our business by entering into additional markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue for the remainder of fiscal 2014 as a result of this diversification.

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

The following table sets forth EBITDA and Adjusted EBITDA for the three month periods ended September 30, 2013 and 2012:

	(Unaudited)
	Three months ended
	September 30,
	2013	2012

Net income (loss)	$(80,345)	$101,221
Depreciation and amortization	223,948	208,637
Interest expense	5,222	31,306
EBITDA	$148,825	$341,164
Change in fair value of warrant liability	18,952	(95,784)
Adjusted EBITDA	$167,777	$245,380

Our Adjusted EBITDA for the quarter ended September 30, 2013 decreased to approximately $168,000, compared to approximately $245,000 for the quarter ended September 30, 2012. The decrease in Adjusted EBITDA was principally caused by the change in the fair value of our warrant liability with respect to the June 2012 Warrants and royalty income from licensing our GRADIUM product line. For comparison purposes, net loss was approximately $80,000 or $0.01 per basic and diluted common share during the first three months of fiscal 2014, compared with the first quarter of fiscal 2013, in which we reported net income of approximately $101,000 or $0.01 basic and diluted per common share.

Inventory Levels

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the three months ended September 30, 2013 and 2012, our DCSI was 128 and 85, respectively, compared to an average DCSI of 98 for the year ended June 30, 2013. The increase in DCSI from the prior year is a result of our cost reduction program’s success in reducing cost of goods sold offset by the increase in our inventory of raw glass used in the production of our ECCO lenses, which are the precision molded optic lenses that use more expensive glass type.

Accounts Receivable Levels and Quality

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the three months ended September 30, 2013 and 2012, our DSO was 65 and 66, respectively. During the year ended June 30, 2013, our average DSO was 66.

Other Key Indicators

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

History and Background

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

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. Our cash conservation strategy has also included measures such as extending payment terms with certain of our suppliers, delaying purchases for as long as practicable using just-in-time ordering practices and managing headcount and salaries for our staff to reflect order demand. This business strategy has resulted in the fundamentals of the Company improving each year. Fiscal 2013 was the first profitable year in the Company’s history. In fiscal 2012, we achieved positive cash flow from operations. Cash provided by operations was approximately $556,000 and $406,000 during fiscal 2013 and fiscal 2012, respectively. The improvements in cash flows from operations are as a result of increased revenues from the additional markets we are able to address due to our lower cost structure as well as manufacturing and product efficiencies. Although we reported net income for fiscal 2013 we had recurring losses from operations in previous years. As of September 30, 2013, we had an accumulated deficit of approximately $204 million and a book cash balance of $2.88 million. On November 4, 2013 we had a book cash balance of $2,772,620.

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

All of these trends require the expansion of bandwidth, and thus, the growth of optical communication networks. LightPath produces products, such as our precision molded optic lenses, that can be used as a component in optical communication networks. These trends combined with the excellent value proposition that we bring to our customers with competitive prices and superior quality are the reasons we believe we are experiencing an increase in demand for our precision molded optic lenses and why we have confidence in our continued growth in the future.

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

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the quarters ended September 30, 2013 and 2012, we incurred a gain of $9,689 and a loss of $3,157 on foreign currency translation, respectively.

During fiscal 2013 we decided to no longer market our isolator product line and we reserved all isolator inventories at 100%.

Sources and Uses of Cash

Operating Activities:

Cash flow provided by operations was approximately $251,000 for the quarter ended September 30, 2013, an increase of approximately $272,000 from the same period of fiscal 2013. Our cash flow provided by operations was approximately $622,000 for the fourth quarter of fiscal 2013. Our fiscal 2014 operating plan and related financial projections anticipate continued improvement in our cash flows in future years due to sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than out-sourcing this service.

Investing Activities:

During the first quarter of fiscal 2014, we expended approximately $225,000 for capital equipment as compared to approximately $171,000 during the same period of fiscal 2013. The majority of our capital expenditures during both fiscal 2014 and fiscal 2013 were related to the purchase of equipment used to enhance or expand our production capacity and tooling for our precision molded products.  We anticipate increasing our expenditures during fiscal 2014 to enhance or expand our production capacity; however, the total amount expended will depend on opportunities and circumstances.

Financings Activities:

Warrant Exercises

During first quarter of fiscal 2014 the Company received $1,307,425 in gross proceeds from the exercise of warrants. The Company issued 832,336 shares of common stock in connection with these exercises. The exercise prices ranged from $0.87 to $1.89 per share of common stock.

Line of Credit

On September 30, 2013, the Company entered into a LSA with Avidbank. Avidbank will lend to the Company under a Revolving Line an aggregate outstanding amount not to exceed the lesser of (i) One Million Dollars or (ii) an amount equal to eighty percent of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to September 30, 2014, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent above the Prime Rate. Interest payments are due and payable on the last business day of each month.

Pursuant to the LSA, Avidbank will also make equipment advances to the Company, each in a minimum amount of $100,000, and in an aggregate amount not to exceed One Million Dollars. Equipment advances during any particular three month draw period are due and payable in thirty-six (36) equal monthly payments. All amounts due under outstanding equipment advances made during any particular draw period are due on the tenth (10th) day following the end of such draw period, and in any event, no later than September 30, 2017. The equipment advances bear interest, on the outstanding daily balance, at a per annum rate equal to one and half percent above the Prime Rate. Interest payments are due and payable on the tenth day of each month so long as any equipment advance is outstanding.

Previously, our net use of cash has required that we draw down on our cash and cash equivalent balances and periodically raise additional funds through the sale of shares of common stock, debentures convertible into shares of our common stock, or a combination. If our efforts at reaching positive cash flow and profitability are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues:

For the quarter ended September 30, 2013, we reported total revenues of $2.81 million compared to $2.89 million for the first quarter of last fiscal year, a decrease of 3%. The decrease from the first quarter of the prior fiscal year was attributable to revenue in the prior period of $253,000 for a large purchase order from Raytheon, offset by an increase in sales for our precision molded lenses for the telecommunications market.

Unit shipment volume in precision molded optics increased by 6% in the first quarter of fiscal 2014 compared to the same period of the prior fiscal year. Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, driven by the telecommunications sector’s need for expanded infrastructure to support mobile internet demand; our industrial tool business, which benefited from an improving Chinese market; demand for fiber laser delivery systems; and our entry into the digital projection market. Infrared products, now being designed and introduced are expected to accelerate the Company’s growth more meaningfully for the remainder of fiscal 2014.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2014 was 47% compared to 41% for the first quarter of fiscal 2013. Total manufacturing costs of $1.49 million were approximately $223,000 lower in the first quarter of fiscal 2014 compared to the same period of the prior fiscal year. The decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a decrease of $166,000 in direct costs associated with the Raytheon purchase order and lowercoating costs.

Unit sales of precision molded optics lenses increased by 6% in the first quarter of fiscal 2014 compared to the same period last year. In the first quarter of fiscal 2014, 37% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 47% in the same period last year. All of the precision molded optics lenses have been redesigned to use lower cost materials; however, some of our customers continue to purchase the more expensive glass type lenses. The decrease in sales of the more expensive glass types has resulted in improved coating efficiencies and has decreased our costs.

Direct costs, which include material, labor and services, decreased to 21% of revenue in the first quarter of fiscal 2014, as compared to 22% of revenue in the first quarter of fiscal 2013. The decrease in direct costs was primarily due to the increase of in-house anti-reflective coating.

Selling, General and Administrative:

During the first quarter of fiscal 2014, selling, general and administrative (“SG&A”) costs were approximately $1.08 million, compared to $982,000 in the first quarter of fiscal 2013, an increase of approximately $94,000. This increase was due to an increase of $54,000 in wages, an increase of $31,000 in higher taxes and fees and an increase of $14,000 in legal fees. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $295,000 in the first quarter of fiscal 2014 compared to approximately $212,000 in the same period last year, a 39% increase. This increase was primarily due to an increase in wages and materials in new product development with the addition of staff focused on the development of our infrared product line. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2014 as we invest in the continued development and expansion of our infrared product lines.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended September 30, 2013 and 2012.

Other Income (Expense):

Interest expense was approximately $5,000 in the first quarter of fiscal 2014 as compared to $31,000 in the first quarter of fiscal 2013. Interest expense this year resulted from debt costs of our new credit facility. Last year this interest expense resulted from interest on our convertible debentures, at 8% per annum and amortization of debt discount and debt costs.

In the first quarter of fiscal 2014 we recognized expense of approximately $19,000 related to the change in the fair value of derivative warrants issued in conjunction with our June 2012 private placement. We recognized income of $96,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income, net was approximately $6,000 in the first quarter of fiscal 2014 compared to approximately $63,000 in the first quarter of fiscal 2013. For the first quarter of fiscal 2014 this was primarily from the effects of foreign currency exchange transactions. In the first quarter of fiscal 2013 we sold a technology license for our GRADIUM product line in Asia for $150,000 of which we recognized other income of $50,000 for the first milestone.

Net Income (Loss):

Net loss was approximately $80,000 or $0.01 basic and diluted per share during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013, in which we reported a net income of approximately $101,000 or $0.01 basic and diluted per share. The approximate $182,000 decrease resulted from the royality income from licensing the GRADIUM product line which was recognized in the prior period and the change in the fair value of our warrant liability for our June 2012 Warrants.

Weighted-average shares outstanding (basic) was 13,567,712 in the first quarter of fiscal 2014 compared to 11,771,902 in the first quarter of fiscal 2013. The increase in weighted-average shares outstanding was primarily due the issuance of shares of common stock related the conversion of our debentures to common stock, exercises of our warrants and shares issued under the employee stock purchase plan.

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

The Company recognized and recorded $50,000 in license income in “other income (expense), net” on the accompanying consolidated statement of operations and comprehensive income for the three months ended September 30, 2012. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Deferred revenue/ Other receivables relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in other receivables in the accompanying consolidated balance sheet based the difference between the amounts invoiced on the project and the amount recognized into revenue. As of September 30, 2013, the Company invoiced $843,500 and recognized $1,097,030 as revenue to date ($481,000 recognized during fiscal 2013 and $0 during fiscal 2014). The balance of $253,530 is recorded as other receivables. The project is expected to be completed by December 2013. At September 30, 2013, the Company had $100,000 of billed accounts receivable outstanding with respect to this purchase order as of September 30, 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	12

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of December 31, 2008, issued by LightPath Technologies, Inc., to certain investors	11

10.5	Form of Common Stock Purchase Warrant dated August 19, 2009 issued by LightPath Technologies, Inc., to certain investors	13
10.6	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	14

10.7	2004 Employee Stock Purchase Plan dated December 6, 2004	15

10.8	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	16

10.9	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	16

10.10	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	16

10.11	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	17

10.12	Conversion Agreement dated March 25, 2013 between the Company and certain debenture holders of our 8% convertible debentures	18

10.13	Loan and Security Agreement dated September 30, 2013 by and between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	20

10.14	Intellectual Property Security Agreement dated September 30, 2013 by and between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	20

10.15	Unconditional Guaranty of Geltech, Inc.	20

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.	PRE XBRL Taxonomy Presentation Linkbase Document	*

*Filed herewith.

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

20.   This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2013, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:November 7, 2013	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:November 7, 2013	By	/s/ Dorothy M. Cipolla
Chief Financial Officer

