Form 10-Q
period 2013-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2014-01-31
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

14,293,306 shares of common stock, Class A, $.01 par value, outstanding as of January 27, 2014.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
Assets	2013	2013
Current assets:
Cash and cash equivalents	$1,955,290	$1,565,215
Trade accounts receivable, net of allowance of $10,633 and $20,617	2,333,059	2,126,907
Inventories, net	2,806,210	1,770,681
Other receivables	253,530	353,530
Prepaid expenses and other assets	389,998	262,236
Total current assets	7,738,087	6,078,569

Property and equipment, net	2,356,321	2,235,781
Intangible assets, net	18,963	35,397
Other assets	27,737	27,737
Total assets	$10,141,108	$8,377,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,337,427	$1,065,651
Accrued liabilities	56,518	110,628
Accrued payroll and benefits	505,264	440,462
Deferred revenue	—	1,966
Capital lease obligation, current portion	6,196	3,602
Total current liabilities	1,905,405	1,622,309
Capital lease obligation, less current portion	9,068	3,302
Deferred rent	140,630	220,216
Warrant liability	878,916	1,102,021
Total liabilities	2,934,019	2,947,848
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 14,289,080 and 12,958,239 shares issued and outstanding, respectively	142,891	129,582
Additional paid-in capital	211,677,853	209,645,126
Accumulated other comprehensive income	66,531	52,736
Accumulated deficit	(204,680,186)	(204,397,808)
Total stockholders’ equity	7,207,089	5,429,636
Total liabilities and stockholders’ equity	$10,141,108	$8,377,484

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Product sales, net	$2,907,869	$2,916,781	$5,717,581	$5,807,835
Cost of sales	1,667,865	1,650,461	3,158,507	3,364,203
Gross margin	1,240,004	1,266,320	2,559,074	2,443,632

Operating expenses:
Selling, general and administrative	1,154,387	1,018,367	2,231,009	2,000,822
New product development	263,718	264,311	558,673	476,768
Amortization of intangibles	8,217	8,217	16,434	16,434
Loss on disposal of property and equipment	40	545	1,098	1,247
Total costs and expenses	1,426,362	1,291,440	2,807,214	2,495,271
Operating loss	(186,358)	(25,120)	(248,140)	(51,639)

Other income (expense):
Interest expense	(248)	(14,616)	(420)	(45,056)
Interest expense - debt costs	(4,997)	(884)	(10,047)	(1,750)
Change in fair value of warrant liability	(35,013)	169,552	(53,965)	265,336
Other income (expense), net	24,583	11,840	30,194	75,102
Total other income (expense), net	(15,675)	165,892	(34,238)	293,632
Net income (loss)	$(202,033)	$140,772	$(282,378)	$241,993

Income (loss) per common share (basic)	$(0.01)	$0.01	$(0.02)	$0.02
Number of shares used in per share calculation (basic)	13,863,865	11,801,684	13,715,789	11,786,793
Income (loss) per common share (diluted)	$(0.01)	$0.01	$(0.02)	$0.02
Number of shares used in per share calculation (diluted)	13,863,865	12,728,486	13,715,789	12,738,595
Foreign currency translation adjustment	4,106	3,651	13,795	494
Comprehensive income (loss)	$(197,927)	$144,423	$(268,583)	$242,487

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Six Months ended December 31, 2013

(Unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2013	12,958,239	$129,582	$209,645,126	$52,736	$(204,397,808)	$5,429,636
Issuance of common stock for:
Vested restricted stock units	191,160	1,912	(1,912)	—	—	—
Employee stock purchase plan	3,539	35	2,477	—	—	2,512
Exercise of warrants, net of costs	1,136,142	11,362	1,527,446	—	—	1,538,808
Reclassification of warrant liability
upon warrant exercise	—	—	277,070	—	—	277,070
Stock based compensation on stock options and restricted stock units	—	—	227,646	—	—	227,646
Net loss	—	—	—	—	(282,378)	(282,378)
Foreign currency translation adjustment	—	—	—	13,795	—	13,795

Balance at December 31, 2013	14,289,080	$142,891	$211,677,853	$66,531	$(204,680,186)	$7,207,089

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(282,378)	$241,993
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	424,490	408,295
Interest from amortization of debt costs	10,047	1,750
Loss on disposal of property and equipment	1,098	1,247
Stock based compensation	227,646	128,286
Provision for doubtful accounts receivable	5,813	(4,216)
Change in fair value of warrant liability	53,965	(265,336)
Deferred rent	(79,586)	(48,588)
Changes in operating assets and liabilities:
Trade accounts receivables	(211,965)	(272,311)
Other receivables	100,000	(246,057)
Inventories	(589,741)	(215,843)
Prepaid expenses and other assets	(157,911)	28,876
Accounts payable and accrued liabilities	282,468	187,367
Deferred revenue	(1,966)	(35,784)
Net cash used in operating activities	(218,020)	(90,321)
Cash flows from investing activities
Purchase of property and equipment	(942,408)	(488,723)
Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	2,512	3,794
Proceeds from exercise of warrants, net of costs	1,538,808	—
Payments on capital lease obligations	(4,612)	(1,801)
Net cash provided by financing activities	1,536,708	1,993
Effect of exchange rate on cash and cash equivalents	13,795	494
Change in cash and cash equivalents	390,075	(576,557)
Cash and cash equivalents, beginning of period	1,565,215	2,354,087
Cash and cash equivalents, end of period	$1,955,290	$1,777,530
Supplemental disclosure of cash flow information:
Interest paid in cash	$420	$1,555
Income taxes paid	2,166	1,736
Vesting of restricted stock units	1,912	—
Supplemental disclosure of non-cash investing & financing activities:
Prepaid interest on convertible debentures through the issuance of common stock	—	87,000
Purchase of equipment through capital lease arrangement	12,972	—
Reclassification of tooling costs to inventory	425,626	—
Reclassification of warrant liability upon exercise	277,070	—

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

History:

LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company formed LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”), a wholly-owned manufacturing subsidiary located in Jiading, People’s Republic of China. LPOI’s manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. In December 2013, the Company formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary that will operate a 25,833 square foot manufacturing facility located in the New City district, in the Jiangsu province, of the People’s Republic of China.

LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimators, GRADIUM™ glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets.

Liquidity:

The Company has previously incurred recurring losses from operations. As of December 31, 2013 the Company has an accumulated deficit of approximately $204.7 million. Cash used in operations was approximately $218,000 for the first fiscal half of 2014 compared to cash used of approximately $90,000 for the first fiscal half of 2013. This is a change of $128,000 due primarily to the increase in stock based compensation, the change in the fair value of our June 2012 warrant liability and an increase in inventory due to the reclassification of tooling costs and prepaid assets.

At December 31, 2013, we had a book cash balance of approximately $2.0 million. During the six months ended December 31, 2013, we generated $390,000 of cash which compares to a cash usage of $577,000 for the first six months of the prior fiscal year.  This increase in our cash balance for the first six months of fiscal 2014 was primarily due to the receipt in July and December 2013 of approximately $1.5 million in proceeds, net of approximately $31,000 in costs, from the exercise of common stock warrants. We issued 1,136,142 shares of common stock in connection with the exercise of these warrants. The warrants carried exercise prices ranging from $0.87 to $1.89 per share.

We believe that cash flow from operations will improve from fiscal 2013 during the rest of fiscal 2014 based upon the current booking rate combined with increased quote activity and the existing 12-month backlog. We are also continuing to seek opportunities to reduce costs and manage cash usage. We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life and qualifying additional coating types in our Shanghai facility.

2.  Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% of invoices that are over 120 days past due for China based accounts.Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories, which consist principally of raw materials, tooling, work-in-process and finished lenses, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. In the third quarter of fiscal 2013 we placed a 100% reserve on our isolator inventories due to our current sales forecast for this product line.

In the second quarter of fiscal 2014, we changed our classification of tooling costs associated with inventory costing. Previously, the majority of such costs were classified within property and equipment on the consolidated balance sheet. The periodic amortization of such costs was included in the pool of production overhead costs, a portion of which was capitalized into inventory. We are now classifying tooling costs as a direct inventory cost into specific products through our production costing processes.

This change was made to more accurately compute our standard costs and to reflect the process used to quote and internally estimate product costs overall. The Company believes this reclassification is preferable as it will provide greater precision in the costing of inventory and product pricing, which will enable us to better manage our margins, control our pricing and value our inventory. Since this change will more effectively value inventory based on historical tool usage factors and by individual part numbers, the result will be an increase in the accuracy of reporting the value of inventory and an improvement of matching costs with revenue. In addition, since implementation of the new inventory accounting system, our operations have been managed based on data provided from the perpetual inventory system. By tracking and valuing inventory based on perpetual records, financial reporting is better aligned with operations. Furthermore, the material requirements planning module now provides on hand and projected quantities of tools.

The majority of the impact of this change resulted in a decrease in gross value of property and equipment by approximately $889,000, less accumulated amortization of approximately $463,000, or a net decrease of approximately $426,000.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from one to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method.

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon Vision Systems (“Raytheon”) for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue, all prior to June 30, 2013, or expenses incurred. As of December 31, 2013, the Company invoiced $843,500 and recognized $1,097,030 as revenue with the difference of $253,530 recorded as other receivables which is expected to be billed in the third quarter of fiscal 2014. At December 31, 2013, we had no billed accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by March 2014.

The Company recognized and recorded $50,000 in license income in “other income (expense), net” in September 2012. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones and are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for sales for value-added taxes (VAT) are posted to the balance sheet and not included in revenue.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 11.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

Derivative financial instruments. The Company accounts for derivative instruments in accordance with ASC 815,which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

Comprehensive income (loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of operations and comprehensive income. Our other comprehensive income (loss) consists of foreign currency translation adjustments made for financial reporting purposes.

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

3. Inventories

The components of inventories include the following:

	(Unaudited)
	December 31, 2013	June 30, 2013

Raw materials	$1,261,991	$628,956
Work in process	949,558	493,536
Finished goods	800,310	874,311
Reserve for obsolescence	(205,649)	(226,122)
	$2,806,210	$1,770,681

In the second quarter of fiscal 2014, gross tooling costs of approximately $889,000, less accumulated amortization of approximately $463,000, were reclassified from fixed assets and $20,102 was reclassified from prepaid expenses into inventory. The value of tooling in raw materials is $592,867 at December 31, 2013.

4. Property and Equipment

Property and equipment are summarized as follows:

		(Unaudited)
	Estimated	December 31,	June 30,
	Life (Years)	2013	2013

Manufacturing equipment	5 - 10	$4,145,023	$3,859,620
Computer equipment and software	3 - 5	277,078	255,100
Furniture and fixtures	5	76,045	75,762
Leasehold improvements	5 - 7	862,698	826,307
Construction in progress		789,765	279,869
Tooling	1 - 5	—	852,143
Total property and equipment		6,150,609	6,148,801

Less accumulated depreciation and amortization		3,794,288	3,913,020
Total property and equipment, net		$2,356,321	$2,235,781

Tooling was reclassified to inventory in the second quarter of fiscal 2014.

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(Unaudited)
	December 31, 2013	June 30, 2013

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(602,339)	(585,905)
Net carrying amount	$18,963	$35,397

Amortization expense related to intangible assets totaled approximately $16,000 during both six-month periods ended December 31, 2013 and 2012. The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2014 and fiscal 2015:

2014	2015	Total
16,434	2,529	18,963

6. Accounts Payable

The accounts payable balance includes approximately $54,500 and $51,300 of related party transactions for board of directors’ fees as of December 31, 2013 and June 30, 2013, respectively.

7. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying consolidated statements of operations and was $248 and $473 for the six months ended December 31, 2013 and 2012, respectively.

These two plans are summarized below:

		Award Shares	Available for
	Award	Outstanding at	Issuance at
	Shares Authorized	December 31, 2013	December 31, 2013

Equity Compensation Arrangement
Amended and Restated Omnibus Incentive Plan	2,715,625	1,507,458	569,103
Employee Stock Purchase Plan	200,000	—	105,918

	2,915,625	1,507,458	675,021

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

For stock options granted in the six month periods ended December 31, 2013 and 2012, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012
Expected volatility	118%	110%
Weighted average expected volatility	118%	110%
Dividend yields	0%	0%
Risk-free interest rate	2.48%	0.67%
Expected term, in years	11.85	6.25

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the six months ended December 31, 2013 and 2012. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2013 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2013	585,009	$2.38	5.9	834,700	1.1

Granted	80,000	1.41	9.8	212,760	2.8
Exercised	—	—	—	(191,160)	—
Cancelled	(13,851)	2.40	—	—	—

December 31, 2013	651,158	$2.26	6.0	856,300	1.1

Awards exercisable/vested as of
December 31, 2013	433,408	$2.65	4.7	435,332	—

Awards unexercisable/unvested as of
December 31, 2013	217,750	$1.46	8.7	420,968	1.1
	651,158			856,300

The total intrinsic value of options outstanding and exercisable at December 31, 2013 and 2012 was $19,325 and $0, respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2013 and 2012 was $288,652 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2013 and 2012 was $592,052 and $350,077, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2013 and 2012 was $264,372 and $139,000, respectively.

The total fair value of option shares vested during the six months ended December 31, 2013 and 2012 was $62,986 and $68,000, respectively.

As of December 31, 2013, there was $507,212 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Six months ended June 30, 2014	$29,042	$99,913	$128,955
Year ended June 30, 2015	41,127	156,625	197,752
Year ended June 30, 2016	26,784	112,291	139,075
Year ended June 30, 2017	17,057	20,865	37,922
Year ended June 30, 2018	3,508	—	3,508
	$117,518	$389,694	$507,212

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2013 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values
June 30, 2013	183,250	371,670	554,920	$1.57
Granted	80,000	212,760	292,760	1.41
Vested	(45,500)	(163,462)	(208,962)	1.43
Cancelled/Forfeited	—	—	—	—
December 31, 2013	217,750	420,968	638,718	$1.19

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2013 and 2012 included in the consolidated statements of operations and comprehensive income:

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2013	2012

Stock options	38,857	33,692
RSU	188,789	94,594
Total	227,646	128,286

The amounts above were included in:
General & administrative	221,994	122,292
Cost of sales	—	1,580
New product development	5,651	4,414
	227,645	128,286

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

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income (loss)	$(202,033)	$140,772	$(282,378)	$241,993

Weighted average common shares outstanding:
Basic	13,863,865	11,801,684	13,715,789	11,786,793
Effect of dilutive securities:
Restricted stock units	—	594,700	—	594,700
Common stock warrants	—	332,102	—	357,102
Diluted	13,863,865	12,728,486	13,715,789	12,738,595

Earnings (Loss) per common share:
Basic	$(0.01)	$0.01	$(0.02)	$0.02
Diluted	$(0.01)	$0.01	$(0.02)	$0.02

Excluded from computation:
Options to purchase common stock	651,158	576,393	651,158	576,393
Restricted stock units	856,300	—	856,300	—
Common stock warrants	2,127,230	3,734,669	2,127,230	3,709,669
Convertible debentures	—	706,169	—	706,169
	3,634,688	5,017,231	3,634,688	4,992,231

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $14,000 for the six months ended December 31, 2013 and a gain of approximately $500 for the six months ended December 31, 2012. The Company, as of December 31, 2013, had approximately $6.53 million in assets and $5.34 million in net assets located at LPOI’s Shanghai facility and LPOIZ’s Zhenjiang facility.

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

On December 31, 2008, the Debentures were amended to allow debenture holders to convert 25% of their Debentures into shares of Class A common stock.  As a result, $732,250 of the Debentures were converted into 475,496 shares of Class A common stock.  To induce the debenture holders to partially convert the Debentures, we issued additional warrants. These warrants expired on December 31, 2013.

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

11. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our common stock at an exercise price of $1.32 per share (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012.The Company accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

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

In accordance with Generally Accepted Accounting Principles, the fair value of the June 2012 Warrants exercised in July 2013, was re-measured just prior to exercise. The resulting fair value of these warrants of $277,070 was reclassified out of Warrant Liability and into Additional Paid-in Capital on the accompanying consolidated balance sheet during the six months ended December 31, 2013. The fair value of the remaining outstanding June 2012 Warrants was re-measured on December 31, 2013 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	12/31/2013
Equivalent Volatility	69.72%
Equivalent Interest Rate	0.54%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	83.33%
FV of call	$0.7330
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $878,916 at December 31, 2013.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended December 31, 2013:

Warrant Liability
Fair value, June 30, 2013	$1,102,021
Exercise of common stock warrants	(277,070)
Change in fair value of warrant liability	53,965
Fair value, December 31, 2013	$878,916

12. Deferred Revenue/Costs in Excess of Billings

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

As of December 31, 2013, the Company invoiced $843,500 and recognized $1,097,030 as revenue to date ($481,000 recognized during fiscal 2013 and $0 during fiscal 2014). The balance of $253,530 is recorded as other receivables. The project is now expected to be completed by March 2014. At December 31, 2013, the Company had no billed accounts receivable outstanding with respect to this purchase order.

13. License of GRADIUM Intellectual Property

On September 19, 2012, the Company and Hubei New Hua Guang Information Materials Company, Ltd. (“NHG”) entered into an exclusive Intellectual Property License Agreement for the Company’s GRADIUM® glass products. The license agreement is for an initial term of five years expiring on September 19, 2017, which extends beyond the remaining life of the patents. Pursuant to the license agreement, the Company will receive $150,000 in licensing fees along with royalties on product sales starting in the fourth year of the agreement. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition which states, in part, revenue can be recognized when collection of the fee agreement can be reasonably assured. The Company determined that $50,000 of the $150,000 license fee under this agreement, representing the first milestone payment, was reasonably assured of being collected as of September 30, 2012. The Company recognized the $50,000 as other income for the quarter ended September 30, 2012 and collected the funds in the quarter ended December 31, 2012. No revenue on this license agreement was recognized in the remainder of fiscal 2013 or in the first half of fiscal 2014.

14. $2,000,000 Credit Facility

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

No amounts are outstanding on the LSA as of December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

Overview

Historical:  We are in the business of manufacturing optical components and higher level assemblies including precision molded glass aspheric optics, proprietary high performance fiber optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. All the products we produce enable lasers and imaging devices to function more effectively.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant has increased overall production capacity and enabled us to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region. In December 2013, the Company formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary that will operate a 25,833 square foot manufacturing facility located in the New City district of the Jiangsu Province in the People’s Republic of China.

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Cash flow from operations was approximately $556,000 and $406,000 during fiscal 2013 and 2012, respectively. Fiscal 2013 was the first profitable year in the Company’s history. Cash flow used in operations was approximately $218,000 during the first half of fiscal 2014.

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

Our 12-month backlog at December 31, 2013 was approximately $5.16 million compared to $4.14 million as of June 30, 2013. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia and we project continued production and shipment growth for these low-cost lenses in Asia during the remainder of fiscal 2014.

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

The following table sets forth EBITDA and Adjusted EBITDA for the three and six month periods ended December 31, 2013 and 2012:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income (loss)	$(202,033)	$140,772	$(282,378)	$241,993
Depreciation and amortization	200,542	199,658	424,490	408,295
Interest expense	5,245	15,500	10,467	46,806
EBITDA	$3,754	$355,930	$152,579	$697,094
Change in fair value of warrant liability	35,013	(169,552)	53,965	(265,336)
Adjusted EBITDA	$38,767	$186,378	$206,544	$431,758

Our Adjusted EBITDA for the six months ended December 31, 2013 decreased to approximately $207,000, compared to approximately $432,000 for the six months ended December 31, 2012. The decrease in Adjusted EBITDA was principally caused by the change in the fair value of our warrant liability with respect to the June 2012 Warrants and the net loss recognized in the six months ended December 31, 2013. For comparison purposes, net loss was approximately $282,000 or $0.02 per basic and diluted common share during the first half of fiscal 2014, compared with the first half of fiscal 2013, in which we reported net income of approximately $242,000 or $0.02 basic and diluted per common share.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the three months ended December 31, 2013 and 2012, our DCSI was 154 and 96, respectively, compared to an average DCSI of 98 for the year ended June 30, 2013. The increase in DCSI from the prior year is primarily a result of the reclassification of tooling from fixed and prepaid assets to inventory.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the three months ended December 31, 2013 and 2012, our DSO was 73 and 75, respectively. During the year ended June 30, 2013, our average DSO was 66.

Other Key Indicators:

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

The improvements in cash flows from operations are as a result of increased revenues from the additional markets we are able to address due to our lower cost structure as well as manufacturing and product efficiencies. Although we reported net income for fiscal 2013 we had recurring losses from operations in previous years. As of December 31, 2013, we had an accumulated deficit of approximately $204.7 million and a book cash balance of approximately $2.0 million. On January 27, 2014 we had a book cash balance of $1,857,276.

Management developed an operating plan for fiscal 2014 and believes the Company has adequate financial resources for achievement of this plan and to sustain its current operations in the coming year. The fiscal 2014 operating plan and related financial projections we developed anticipate continued improvement in our cash flows in future years due to sales growth primarily from precision molded optics, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  We expect further margin improvements based on production efficiencies and yield improvements. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than outsourcing this service. We also anticipate that LPOIZ will result in reduced labor and facility expenses. We expect to incur some additional expenses in the third quarter of fiscal 2014 due to startup costs. We expect to recognize minimal savings in the fourth quarter of fiscal 2014 once production starts, which is expected to be late in the fourth quarter.

We expect continued growth in our precision molded optic lenses due to what we believe is the beginning of a multi-year growth cycle of the optical market. This multi-year growth cycle is driven by four major trends: cloud computing; video distribution via digital technology; wireless broadband; and machine to machine connection. Cloud computing is causing a shift in enterprise technology with increased spending for software-as-a-service (“SaaS”) and infrastructure-as-a-service (“IaaS”) capital investments. Delivery of applications and technology using SaaS or IaaS requires larger and faster network bandwidth. The explosion of mobile devices, which includes smartphones and tablet devices, is also requiring the expansion of network bandwidth as users are receiving and transferring larger amounts of data via their mobile devices. The number of mobile devices will exceed the global population by 2016 and is estimated to be a 1.4 devices per person. Individuals are also streaming more video on their mobile devices or through their smart TVs. This type of video distribution, which is estimated to be 70% of all network traffic by 2016, is creating a huge demand for larger and faster bandwidth. Finally, machine to machine connection technology allows wireless and wired systems to communicate with other devices of the same type. This type of networking often requires bandwidth in order for the machines to communicate with each other.

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

We also expect continued improvement of overhead absorption as the volume of products produced increases and material costs decrease, since we will be able to purchase materials in higher volumes. We also will continue to implement cost reductions with programs to improve tool life and lower anti-reflective coating costs by coating the lenses at our facilities. We have established milestones that will be tracked to ensure that as funds are being used that we are achieving results before additional funds are committed. Management will be monitoring the operating plan closely during the year and should the plan objectives not be met, remedial actions will be initiated.

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

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the six months ended December 31, 2013 and 2012, we incurred a gain of $13,795 and a gain of $494 on foreign currency translation, respectively.

During fiscal 2013 we decided to no longer market our isolator product line and we reserved all isolator inventories at 100%.

Sources and Uses of Cash

Operating Activities:

Cash flow used in operations was approximately $218,000 for the six months ended December 31, 2013, an increase of approximately $128,000 from the same period of fiscal 2013. The increase in cash flow used in operations was partially due to the net loss of approximately ($282,000) for the six months ended December 31, 2013 compared to net income of approximately $242,000 for the six month ended December 31, 2012, as well as the change in the fair value of our warrant liability for warrants issued in June 2012.

Investing Activities:

During the first six months of fiscal 2014, we expended approximately $942,000 for capital equipment as compared to approximately $489,000 during the same period of fiscal 2013. The majority of our capital expenditures during both fiscal 2014 and fiscal 2013 were related to the purchase of equipment used to enhance or expand our production capacity and tooling for our precision molded products.  $214,000 of capital equipment was related to LPOIZ’s new facility in Zhenjiang. We anticipate increasing our expenditures during fiscal 2014 to enhance or expand our production capacity; however, the total amount expended will depend on opportunities and circumstances.

Financings activities:

Warrant Exercises

During first six months of fiscal 2014 the Company received $1,571,736 in gross proceeds from the exercise of warrants. The Company issued 1,136,142 shares of common stock in connection with these exercises. The exercise prices ranged from $0.87 to $1.89 per share of common stock.

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

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2013 compared to the three months ended December 31, 2012

Revenues:

For the quarter ended December 31, 2013, we reported a slight decrease in total revenues of $2.91 million compared to $2.92 million for the second quarter of last fiscal year. The slight decrease from the second quarter of the prior fiscal year was attributable to revenue in the prior period of $253,000 for a large purchase order from Raytheon, offset by an increase in sales for our precision molded lenses for the telecommunications market.

Unit shipment volume in precision molded optics increased by 12% in the second quarter of fiscal 2014 compared to the same period of the prior fiscal year. Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, driven by the telecommunications sector’s need for expanded infrastructure to support mobile internet demand; our industrial tool business, which benefited from an improving Chinese market; demand for fiber laser delivery systems; and our entry into the digital projection market. Infrared products, now being designed and introduced are expected to accelerate the Company’s growth more meaningfully beginning with the fourth quarter of fiscal 2014 and throughout fiscal 2015.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2014 and fiscal 2013 was 43%. Total manufacturing costs of $1.67 million were approximately $17,000 higher in the second quarter of fiscal 2014 compared to the same period of the prior fiscal year. The increase in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a $90,000 in higher wages and $27,000 higher in supplies offset by a decrease of $100,000 in direct costs associated with the Raytheon purchase order in the prior year.

Unit sales of precision molded optics lenses increased by 12% in the second quarter of fiscal 2014 compared to the same period last year. In the second quarter of fiscal 2014, 5% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 36% in the same period last year. All of the precision molded optics lenses have been redesigned to use lower cost materials. Almost all of our customers ordering precision molded optic lenses in the second quarter of fiscal 2014 purchased the lower cost lenses. The decrease in sales of the more expensive glass types has resulted in improved coating efficiencies and has decreased our costs.

Direct costs, which include material, labor and services, increased to 31% of revenue in the second quarter of fiscal 2014, as compared to 23% of revenue in the second quarter of fiscal 2013. The increase in direct costs was primarily due to reclassification of tooling costs. These costs were previously in overhead but now tooling labor is now classified as direct labor.

In the second quarter of fiscal 2014, we changed our classification of tooling costs associated with inventory costing. Previously, the majority of such costs were classified within property and equipment on the consolidated balance sheet. The periodic amortization of such costs was included in the pool of production overhead costs, a portion of which was capitalized into inventory. We are now classifying tooling costs as a direct inventory cost into specific products through our production costing processes.

This change was made to more accurately compute our standard costs and to reflect the process used to quote and internally estimate product costs overall. The Company believes this reclassification is preferable as it will provide greater precision in the costing of inventory and product pricing, which will enable us to better manage our margins, control our pricing and value our inventory. Since this change will more effectively value inventory based on historical tool usage factors and by individual part numbers, the result will be an increase in the accuracy of reporting the value of inventory and an improvement of matching costs with revenue. We do not expect this change to have a material impact on the reporting of future gross margins.

Selling, General and Administrative:

During the second quarter of fiscal 2014, selling, general and administrative (“SG&A”) costs were approximately $1.15 million, compared to $1.02 million in the second quarter of fiscal 2013, an increase of approximately $136,000. This increase was due to an increase of $96,000 in stock compensation expense, an increase of $20,000 in higher travel expenses for sales trips and visits to our facility in China and an increase of $19,000 in sales commissions. The majority of the increase in stock compensation expense was due to the payout to the Estate of Mr. Silverman, a former member of our board of directors. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $264,000 in the second quarter of fiscal 2014 and 2013. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2014 as we invest in the continued development and expansion of our infrared product lines.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $8,000 per quarter in both the fiscal quarters ended December 31, 2013 and 2012.

Other Income (Expense):

Interest expense was approximately $5,000 in the second quarter of fiscal 2014 as compared to $16,000 in the second quarter of fiscal 2013. Interest expense this year resulted from debt costs of our new credit facility. Last year this interest expense resulted from interest on our convertible debentures, at 8% per annum, and amortization of debt discount and debt costs.

In the second quarter of fiscal 2014 we recognized expense of approximately $35,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. We recognized income of approximately $170,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income, net was approximately $25,000 in the second quarter of fiscal 2014 compared to approximately $12,000 in the second quarter of fiscal 2013. For the second quarter of fiscal 2014 this was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net loss was approximately $202,000 or $0.01 basic and diluted per share during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013, in which we reported a net income of approximately $141,000 or $0.01 basic and diluted per share. The approximate $343,000 decrease resulted from the change in the fair value of our warrant liability for our June 2012 Warrants and higher SG&A costs.

Weighted-average shares outstanding (basic) was 13,863,865 in the second quarter of fiscal 2014 compared to 11,801,684 in the second quarter of fiscal 2013. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to the conversion of our debentures to common stock, exercises of our warrants and shares issued under the employee stock purchase plan.

Fiscal First Half: Six months ended December 31, 2013 compared to the six months ended December 31, 2012

Revenues:

For the six months ended December 31, 2013, we reported total revenues of $5.72 million compared to $5.81 million for the first half of last fiscal year, a decrease of 2%. The decrease from the first half of the prior fiscal year was attributable to revenue recognized in the first half of fiscal 2013 of $407,000 for a large purchase order from Raytheon, offset by an increase in sales in the current period for our precision molded lenses for the telecommunications and laser tool markets in the first half of fiscal 2014. Unit shipment volume in precision molded optics increased by 9% in the first half of fiscal 2014 compared to the same period of the prior fiscal year.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2014 was 45%, an increase from 42% in the first half of fiscal 2013. Total manufacturing costs of $3.16 million were approximately $206,000 lower in the first half of fiscal 2014 compared to the same period of the prior fiscal year. The decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a decrease of $264,000 in direct costs associated with the Raytheon purchase order last year a decrease of $40,000 in freight costs and a decrease of $48,000 in direct costs due to the change in the product mix in the current period offset by an increase of $148,000 in wages.

Unit sales of precision molded optics lenses increased by 9% in the first half of fiscal 2014 compared to the same period last year. In the first half of fiscal 2014, 5% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 41% in the same period last year.

Direct costs, which include material, labor and services, increased to 26% of revenue in the first half of fiscal 2014, as compared to 24% of revenue in the first half of fiscal 2013. The increase in direct costs was primarily due to reclassification of tooling costs. These costs were previously in overhead but now tooling labor is now classified as direct labor.

As discussed above in the results of operations for the fiscal second quarter, we changed our classification of tooling costs associated with inventory costing. Previously, the majority of such costs were classified within property and equipment on the consolidated balance sheet. The periodic amortization of such costs was included in the pool of production overhead costs, a portion of which was capitalized into inventory. We are now classifying tooling costs as a direct inventory cost into specific products through our production costing processes. For additional discussion, refer to Note 2 to the financial statements.

Selling, General and Administrative:

During the first half of fiscal 2014, SG&A costs were approximately $2.23 million, compared to $2.00 million in the first half of fiscal 2013, an increase of approximately $230,000. This increase was due to an increase of $100,000 in stock compensation expense, an increase of $55,000 in wages, an increase of $50,000 in higher taxes and fees and an increase of $26,000 in sales commissions. The majority of the increase in stock compensation expense was due to the payout to the Estate of Mr. Silverman, a former member of our board of directors. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $559,000 in the first half of fiscal 2014 compared to $477,000 in the first half of fiscal 2013, an increase of $82,000. This increase was due to an increase of $58,000 in wages and an increase of $20,000 for consulting services for lens designs.

Amortization of Intangibles:

Amortization expense from intangibles remained the same at approximately $16,000 per periods in both the fiscal six month periods ended December 31, 2013 and 2012.

Other Income (Expense):

Interest expense was approximately $10,000 in the first half of fiscal 2014 as compared to $47,000 in the first half of fiscal 2013. Interest expense this year resulted from debt costs of our new credit facility. Last year this interest expense resulted from interest on our convertible debentures, at 8% per annum, and amortization of debt discount and debt costs.

In the first half of fiscal 2014 we recognized expense of approximately $54,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. We recognized income of $265,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income, net was approximately $30,000 in the first half of fiscal 2014 compared to approximately $75,000 in the first half of fiscal 2013. For the first half of fiscal 2014, other income was primarily comprised of the foreign currency exchange transactions. In the first half of fiscal 2013, we sold a technology license for our GRADIUM product line in Asia for $150,000 of which we recognized other income of $50,000 for the first milestone.

Net Income (Loss):

Net loss was approximately $282,000 or $0.02 basic and diluted per share during the first half of fiscal 2014, compared with the first half of fiscal 2013, in which we reported a net income of approximately $242,000 or $0.02 basic and diluted per share. The approximate $524,000 decrease resulted from the change in the fair value of our warrant liability for our June 2012 Warrants, and higher SG&A expenses. The absense of royality income from licensing the GRADIUM product line, which was recognized in the first half of fiscal 2013, also affected net loss for the first half of 2014.

Weighted-average shares outstanding (basic) was 13,715,789 in the first half of fiscal 2014 compared to 11,786,793 in the first half of fiscal 2013. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to the conversion of our debentures to common stock, exercises of our warrants and shares issued under the employee stock purchase plan.

Critical Accounting Policies and Estimates:

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% on invoices that are over 120 days past due for China based accounts. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones as completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for sales for value-added taxes (VAT) are posted to the balance sheet and not included in revenue.

The Company recognized and recorded $50,000 in license income in “other income (expense), net” in September 2012. The transaction is being accounted for under the guidance of ASC 605-10, Revenue Recognition, in which all fees under the agreement are expected to be collectible in full, the licensing arrangement is exclusive and the term of the license extends beyond the remaining life of the patents.

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

Deferred revenue/ Other receivables relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in other receivables in the accompanying consolidated balance sheet based the difference between the amounts invoiced on the project and the amount recognized into revenue. As of December 31, 2013, the Company invoiced $843,500 and recognized $1,097,030 as revenue to date ($481,000 recognized during fiscal 2013 and $0 during fiscal 2014). The balance of $253,530 is recorded as other receivables. The project is now expected to be completed by March 2014. At December 31, 2013, the Company had no billed accounts receivable outstanding with respect to this purchase order as of December 31, 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	11

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated August 19, 2009 issued by LightPath Technologies, Inc., to certain investors	12

10.5	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	13

10.6	2004 Employee Stock Purchase Plan dated December 6, 2004	14

10.7	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	15

10.8	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	15

10.9	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	15

10.10	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	16

10.11	Conversion Agreement dated March 25, 2013 between the Company and certain debenture holders of our 8% convertible debentures	17

10.12	Loan and Security Agreement dated September 30, 2013 by and between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	18

10.13	Intellectual Property Security Agreement dated September 30, 2013 by and between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	18

10.14	Unconditional Guaranty of Geltech, Inc.	18

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

18.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October3, 2013, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: January 31, 2014	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: January 31, 2014	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

