Form 10-Q
period 2014-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2014-05-08
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

 14,293,305 shares of common stock, Class A, $.01 par value, outstanding as of May 5, 2014.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$1,624,570	$1,565,215
Trade accounts receivable, net of allowance of $9,910 and $20,617	2,453,062	2,126,907
Inventories, net	2,947,368	1,770,681
Other receivables	133,530	353,530
Prepaid expenses and other assets	395,590	262,236
Total current assets	7,554,120	6,078,569

Property and equipment, net	2,662,815	2,235,781
Intangible assets, net	13,445	35,397
Other assets	27,737	27,737
Total assets	$10,258,117	$8,377,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,401,808	$1,065,651
Accrued liabilities	110,330	110,628
Accrued payroll and benefits	484,768	440,462
Deferred revenue	—	1,966
Capital lease obligation, current portion	6,196	3,602
Total current liabilities	2,003,102	1,622,309
Capital lease obligation, less current portion	7,519	3,302
Deferred rent	97,856	220,216
Warrant liability	1,009,614	1,102,021
Total liabilities	3,118,091	2,947,848
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 14,293,305 and 12,958,239 shares issued and outstanding, respectively	142,933	129,582
Additional paid-in capital	211,748,604	209,645,126
Accumulated other comprehensive income	61,997	52,736
Accumulated deficit	(204,813,508)	(204,397,808)
Total stockholders’ equity	7,140,026	5,429,636
Total liabilities and stockholders’ equity	$10,258,117	$8,377,484

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Product sales, net	$3,005,592	$2,846,718	$8,723,173	$8,654,553
Cost of sales	1,539,278	1,522,901	4,697,785	4,887,104
Gross margin	1,466,314	1,323,817	4,025,388	3,767,449
Operating expenses:
Selling, general and administrative	1,098,997	1,042,067	3,330,006	3,042,889
New product development	319,499	216,626	878,172	693,394
Amortization of intangibles	5,518	8,217	21,952	24,651
Loss (gain) on disposal of property and equipment	(587)	1,026	511	2,273
Total costs and expenses	1,423,427	1,267,936	4,230,641	3,763,207
Operating income (loss)	42,887	55,881	(205,253)	4,242

Other income (expense):
Interest expense	(350)	(50,951)	(770)	(96,007)
Interest expense - debt costs	(12,645)	(2,132)	(22,692)	(3,882)
Change in fair value of warrant liability	(130,698)	222,766	(184,663)	488,102
Other income (expense), net	(32,516)	(8,470)	(2,322)	66,632
Total other income (expense), net	(176,209)	161,213	(210,447)	454,845
Net income (loss)	$(133,322)	$217,094	$(415,700)	$459,087

Income (loss) per common share (basic)	$(0.01)	$0.02	$(0.03)	$0.04
Number of shares used in per share calculation (basic)	14,292,976	11,883,042	13,905,376	11,818,048
Income (loss) per common share (diluted)	$(0.01)	$0.02	$(0.03)	$0.04
Number of shares used in per share calculation (diluted)	14,292,976	12,717,742	13,905,376	12,671,472
Foreign currency translation adjustment	(4,534)	(269)	9,261	225
Comprehensive income (loss)	$(137,856)	$216,825	$(406,439)	$459,312

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Nine months ended March 31, 2014

(Unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2013	12,958,239	$129,582	$209,645,126	$52,736	$(204,397,808)	$5,429,636
Issuance of common stock for:
Vested restricted stock units	191,160	1,912	(1,912)	—	—	—
Employee stock purchase plan	7,764	77	7,336	—	—	7,413
Exercise of warrants, net of costs	1,136,142	11,362	1,527,446	—	—	1,538,808
Reclassification of warrant liability upon warrant exercise	—	—	277,070	—	—	277,070
Stock based compensation on stock options and restricted stock units	—	—	293,538	—	—	293,538
Net loss	—	—	—	—	(415,700)	(415,700)
Foreign currency translation adjustment	—	—	—	9,261	—	9,261

Balance at March 31, 2014	14,293,305	$142,933	$211,748,604	$61,997	$(204,813,508)	$7,140,026

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(415,700)	$459,087
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	544,067	601,334
Interest from amortization of debt costs	10,047	3,882
Loss on disposal of property and equipment	511	2,273
Stock based compensation	293,538	197,198
Provision for doubtful accounts receivable	(5,765)	9,386
Change in fair value of warrant liability	184,663	(488,102)
Deferred rent	(122,360)	(87,446)
Changes in operating assets and liabilities:
Trade accounts receivables	(320,390)	(110,668)
Other receivables	220,000	(282,500)
Inventories	(730,899)	(314,984)
Prepaid expenses and other assets	(163,503)	(33,077)
Accounts payable and accrued liabilities	380,165	13,438
Deferred revenue	(1,966)	(35,784)
Net cash used in operating activities	(127,592)	(65,963)
Cash flows from investing activities
Purchase of property and equipment	(1,362,374)	(671,220)
Net cash used in investing activities	(1,362,374)	(671,220)

Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	7,413	8,981
Costs associated with conversion of debentures	—	(39,919)
Repayments of debentures	—	(180,000)
Proceeds from exercise of warrants, net of costs	1,538,808	—
Payments on capital lease obligations	(6,161)	(2,701)
Net cash provided by (used in) financing activities	1,540,060	(213,639)
Effect of exchange rate on cash and cash equivalents	9,261	225
Change in cash and cash equivalents	59,355	(950,597)
Cash and cash equivalents, beginning of period	1,565,215	2,354,087
Cash and cash equivalents, end of period	$1,624,570	$1,403,490
Supplemental disclosure of cash flow information:
Interest paid in cash	$769	$1,757
Income taxes paid	2,541	2,350
Vesting of restricted stock units	1,912	—
Supplemental disclosure of non-cash investing & financing activities:
Prepaid interest on convertible debentures through the issuance of common stock	—	87,000
Issuance of common stock through the conversion of 8% debentures	—	907,500
Purchase of equipment through capital lease arrangement	12,972	—
Reclassification of tooling costs to inventory	425,626	—
Reclassification of warrant liability upon exercise	277,070	—

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

History:

LightPath was incorporated in Delaware in 1992 to pursue a strategy of supplying hardware to the telecommunications industry. In April 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”), and in September 2000 the Company acquired Geltech, Inc. (“Geltech”). During fiscal 2003, in response to sales declines in the telecommunications industry, the operations of Horizon in California and LightPath in New Mexico were consolidated into the former Geltech facility in Orlando, Florida. In November 2005, the Company formed LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”), a wholly-owned manufacturing subsidiary located in Jiading, People’s Republic of China. LPOI’s manufacturing operations are housed in a 16,000 square foot leased facility located in the Jiading Industrial Zone near Shanghai. In December 2013, the Company formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary that will operate a 25,833 square foot leased manufacturing facility located in the New City district, in the Jiangsu province, of the People’s Republic of China. Production started at LPOIZ’s new manufacturing facility in April 2014.

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

Liquidity:

The Company has previously incurred recurring losses from operations. As of March 31, 2014 the Company had an accumulated deficit of approximately $204.8 million. Cash used in operations was approximately $128,000 for the first nine months of fiscal 2014 compared to cash used of approximately $66,000 for the first nine months of fiscal 2013. This is a change of $62,000 due primarily to the change in the fair value of our June 2012 warrant liability and an increase in stock compensation, as well as increases in inventories and trade receivables.

At March 31, 2014, we had a book cash balance of approximately $1.6 million. During the nine months ended March 31, 2014, we generated $59,000 of cash which compares to a cash usage of $951,000 for the first nine months of the prior fiscal year.   This increase in our cash balance for the first nine months of fiscal 2014 was primarily due to the receipt in July and December 2013 of approximately $1.5 million in proceeds, net of approximately $33,000 in costs, from the exercise of common stock warrants. We issued 1,136,142 shares of common stock in connection with the exercise of these warrants. The warrants carried exercise prices ranging from $0.87 to $1.89 per share.

We believe that cash flow from operations will continue to improve during the rest of fiscal 2014 based upon the current booking rate combined with increased quote activity and the existing 12-month backlog. We are also continuing to seek opportunities to reduce costs and manage cash usage. We believe we can continue to achieve additional cost reductions by continuing the transition of precision molded optics lenses to less expensive glass, increasing tooling life, qualifying additional coating types in our Shanghai facility and commencing production in our new facility in Zhenjiang.

2.  Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% of invoices that are over 120 days past due for China based accounts. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

This change was made to more accurately compute our standard costs and to reflect the process used to quote and internally estimate product costs overall. The Company believes this reclassification is preferable as it will provide greater precision in the costing of inventory and product pricing, which will enable us to better manage our margins, control our pricing and value our inventory. Since this change will more effectively value inventory based on historical tool usage factors and by individual part numbers, the result will be an increase in the accuracy of reporting the value of inventory and an improvement of matching costs with revenue. In addition, since the implementation of the new inventory accounting system, our operations have been managed based on data provided from the perpetual inventory system. By tracking and valuing inventory based on perpetual records, financial reporting is better aligned with operations. Furthermore, the material requirements planning module now provides on hand and projected quantities of tools.

The majority of the impact of this change resulted in a decrease in gross value of property and equipment by approximately $889,000, less accumulated amortization of approximately $463,000, or a net decrease of approximately $426,000 during the second quarter of fiscal 2014.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon Vision Systems (“Raytheon”) for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue, all prior to June 30, 2013, or expenses incurred. As of March 31, 2014, the Company invoiced $963,500 and recognized $1,097,030 as revenue with the difference of $133,530 recorded as other receivables which is expected to be billed in the fourth quarter of fiscal 2014. At March 31, 2014, we had $120,000 of billed accounts receivable outstanding with respect to this purchase order. The project is expected to be completed by June 2014.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan (the“Plan”) vest ratably over two to four years and generally have four to ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

3. Inventories

The components of inventories include the following:

	(Unaudited)
	March 31, 2014	June 30, 2013

Raw materials	$1,334,418	$628,956
Work in process	781,839	493,536
Finished goods	1,078,801	874,311
Reserve for obsolescence	(247,690)	(226,122)
	$2,947,368	$1,770,681

In the second quarter of fiscal 2014, gross tooling costs of $889,000, less accumulated amortization of approximately $463,000, were reclassified from fixed assets and $20,102 was reclassified from prepaid expenses into inventory. The value of tooling in raw materials is $720,210 at March 31, 2014.

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	(Unaudited)
	Life	March 31,	June 30,
	(Years)	2014	2013

Manufacturing equipment	5 - 10	$4,427,046	$3,859,620
Computer equipment and software	3 - 5	281,330	255,100
Furniture and fixtures	5	87,102	75,762
Leasehold improvements	5 - 7	864,380	826,307
Construction in progress		908,034	279,869
Tooling	1 - 5	—	852,143
Total property and equipment		6,567,892	6,148,801

Less accumulated depreciation and amortization		3,905,077	3,913,020
Total property and equipment, net		$2,662,815	$2,235,781

Tooling was reclassified to inventory in the second quarter of fiscal 2014.

5. Intangible Assets

The following table discloses information regarding the carrying amounts and associated accumulated amortization for intangible assets:

	(Unaudited)
	March 31, 2014	June 30, 2013

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(607,857)	(585,905)
Net carrying amount	$13,445	$35,397

Amortization expense related to intangible assets totaled approximately $22,000 and $24,000 during the nine-month periods ended March 31, 2014 and 2013, respectively. The net carrying amount will be amortized over the following schedule for the remainder of fiscal 2014 and fiscal 2015:

2014	2015	Total
10,916	2,529	13,445

6. Accounts Payable

The accounts payable balance includes approximately $54,500 and $51,300 of related party transactions for board of directors’ fees as of March 31, 2014 and June 30, 2013, respectively.

7. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Plan includes several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying consolidated statements of operations and was $755 and $898 for the nine months ended March 31, 2014 and 2013, respectively.

These two plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at March 31,	at March 31,
Equity Compensation Arrangement	Authorized	2014	2014
Amended and Restated Omnibus Incentive Plan	2,715,625	1,510,458	566,103
Employee Stock Purchase Plan	200,000	—	101,693

	2,915,625	1,510,458	667,796

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

	Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	1.21	1.41	1.36

For stock options granted in the nine month periods ended March 31, 2014 and 2013, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine months ended	Nine months ended
	March 31, 2014	March 31, 2013
Expected volatility	105%	110%
Weighted average expected volatility	105%	110%
Dividend yields	0%	0%
Risk-free interest rate	1.60%	0.67%
Expected term, in years	7.49	6.25

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the nine months ended March 31, 2014 and 2013. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2014 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2013	585,009	$2.38	5.9	834,700	1.1

Granted	83,000	1.41	9.6	212,760	2.6
Exercised	—	—	—	(191,160)	—
Cancelled	(13,851)	2.40	—	—	—

March 31, 2014	654,158	$2.25	5.8	856,300	1.0

Awards exercisable/vested as of
March 31, 2014	461,158	$2.63	4.5	534,663	—

Awards unexercisable/unvested as of
March 31, 2014	193,000	$1.34	8.7	321,637	1.0
	654,158			856,300

The total intrinsic value of options outstanding and exercisable at March 31, 2014 and 2013 was $39,243 and $0, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2014 and 2013 was $288,652 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2014 and 2013 was $778,095 and $307,275, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2014 and 2013 was $333,571 and $189,129, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2014 and 2013 was $121,884 and $123,231, respectively.

As of March 31, 2014, there was $443,377 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Three months ended June 30, 2014	$13,320	$49,957	$63,277
Year ended June 30, 2015	41,642	156,625	198,267
Year ended June 30, 2016	27,299	112,291	139,590
Year ended June 30, 2017	17,571	20,865	38,436
Year ended June 30, 2018	3,807	—	3,807
	$103,639	$339,738	$443,377

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2014 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options	RSU Shares	Total Shares	Weighted- Average Grant Date Fair Values
June 30, 2013	183,250	371,670	554,920	$1.57
Granted	83,000	212,760	295,760	1.36
Vested	(73,250)	(262,793)	(336,043)	1.36
Cancelled/Forfeited	—	—	—	—
March 31, 2014	193,000	321,637	514,637	$1.18

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2014 and 2013 included in the consolidated statements of operations and comprehensive income:

	(Unaudited)	(Unaudited)
	Nine months ended	Nine months ended
	March 31,	March 31,
	2014	2013

Stock options	54,793	46,323
RSU	238,745	150,875
Total	293,538	197,198

The amounts above were included in:
General & administrative	285,237	194,741
Cost of sales	—	(4,349)
New product development	8,301	6,806
	293,538	197,198

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

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income (loss)	$(133,322)	$217,094	$(415,700)	$459,087

Weighted average common shares outstanding:
Basic	14,292,976	11,883,042	13,905,376	11,818,408

Effect of dilutive securities:
Options to purchase common stock	—	—	—	1,092
Restricted stock units	—	834,700	—	834,700
Common stock warrants	—	—	—	17,272
Diluted	14,292,976	12,717,742	13,905,376	12,671,472

Earnings (Loss) per common share:
Basic	$(0.01)	$0.02	$(0.03)	$0.04
Diluted	$(0.01)	$0.02	$(0.03)	$0.04

Excluded from computation:
Options to purchase common stock	654,158	600,645	654,158	599,553
Restricted stock units	856,300	—	856,300	—
Common stock warrants	2,127,230	3,756,771	2,127,230	3,739,499
	3,637,688	4,357,416	3,637,688	4,339,052

9. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $9,000 for the nine months ended March 31, 2014 and a gain of approximately $225 for the nine months ended March 31, 2013. The Company, as of March 31, 2014, had approximately $6.74 million in assets and $5.49 million in net assets located at LPOI’s Shanghai facility and LPOIZ’s Zhenjiang facility.

10. Convertible Debentures

On August 1, 2008, we executed a Securities Purchase Agreement with respect to the private placement of the 8% Senior Convertible Debentures (“Debentures”). Among the investors were Steven Brueck, J. James Gaynor, Louis Leeburg, Robert Ripp, Gary Silverman and James Magos, all of whom were directors or officers of LightPath as of August 1, 2008.

Investors also received warrants to purchase up to 950,974 shares of our common stock.  We received gross proceeds of $970,315 from the exercise of these warrants during the first half of fiscal 2014. The remaining warrants expired on August 1, 2013.

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

The summary of the Debenture conversion activity by fiscal year is as follows:

Fiscal Year	Outstanding Principal Amount Converted	Shares Issued	Repayment of Outstanding Principal Amounts
2009	$732,250	475,487	$0
2010	$262,500	170,455	$0
2011	$832,500	540,592	$0
2012	$14,250	0	$14,250
2013	$1,087,500	589,590	$180,000

11. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our common stock at an exercise price of $1.32 per share (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. The Company accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

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

In accordance with generally accepted accounting principles (“GAAP”), the fair value of the June 2012 Warrants exercised in July 2013, was re-measured just prior to exercise. The resulting fair value of these warrants of $277,070 was reclassified out of Warrant Liability and into Additional Paid-in Capital on the accompanying consolidated balance sheet during the nine months ended March 31, 2014. The fair value of the remaining outstanding June 2012 Warrants was re-measured on March 31, 2014 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until warrant exercise or expiration. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	3/31/2014
Equivalent Volatility	66.55%
Equivalent Interest Rate	0.67%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	68.10%
FV of call	$0.8420
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $1,009,614 at March 31, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended March 31, 2014:

Warrant Liability
Fair value, June 30, 2013	$1,102,021
Exercise of common stock warrants	(277,070)
Change in fair value of warrant liability	184,663
Fair value, March 31, 2014	$1,009,614

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

As of March 31, 2014, the Company invoiced $963,500 and recognized $1,097,030 as revenue to date ($481,000 recognized during fiscal 2013 and $0 during fiscal 2014). The balance of $133,530 is recorded as other receivables. The project is now expected to be completed by June 2014. At March 31, 2014, the Company had $120,000 outstanding in billed accounts receivable outstanding with respect to this purchase order.

13. $2,000,000 Credit Facility

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

No amounts are outstanding on the LSA as of March 31, 2014.

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

14. Subsequent Event - Pudong Private Placement

On April 15, 2014, the Company executed a Securities Purchase Agreement (the “SPA”) with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”), with respect to a private placement (the “Offering”) of the Company’s Class A Common Stock, $0.01 par value (the “Common Stock”). The Company will sell to Pudong a number of shares to be determined that will result in Pudong beneficially owning 19.9% of the Company’s outstanding shares of Common Stock immediately after issuance of the shares of Company Stock pursuant to the SPA. Currently, Pudong is the beneficial owner of 9.37% of the Company’s outstanding shares of Common Stock, as disclosed in a Schedule 13G filed with the Securities and Exchange Commission in February 2014.

The initial per share purchase price is $1.62, subject to adjustment at the closing of the sale pursuant to the terms of the SPA. As adjusted, the final per share purchase price may be higher or lower than the initial per share purchase price, but in no event shall the per share purchase price be less than $1.40. The closing of the sale will occur upon satisfaction of certain closing conditions, including receipt of certain governmental approvals.

The Offering is exempt from the registration requirements of the Act. The shares of Common Stock are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from the registration requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd, (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot leased facility located in the Jiading Industrial Zone near Shanghai.   In December 2013, the Company formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary that operates a 25,833 square foot leased manufacturing facility located in the New City district of the Jiangsu Province in the People’s Republic of China. This new plant will continue to increase overall production capacity and enable us to compete for larger production volumes of optical components and assemblies, and strengthen our partnerships within the Asia/Pacific region.

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. As we have implemented this new business strategy, the fundamentals of the Company have been improving each year. Cash flow from operations was approximately $556,000 and $406,000 during fiscal 2013 and 2012, respectively. Fiscal 2013 was the first profitable year in the Company’s history. Cash flow used in operations was approximately $128,000 during the first nine months of fiscal 2014.

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

Our 12-month backlog at March 31, 2014 was approximately $4.69 million compared to $4.14 million as of June 30, 2013. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia and we project continued production and shipment growth for these low-cost lenses in Asia during the remainder of fiscal 2014.

We continue to diversify our business by entering into additional markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue for the remainder of fiscal 2014 as a result of this diversification.

EBITDA:

EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA and Adjusted EBITDA as they allow for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA and Adjusted EBITDA also do not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA and Adjusted EBITDA, are not a good indicator of a business’s cash flows. We use EBITDA and Adjusted EBITDA for evaluating the relative underlying performance of the Company’s core operations and for planning purposes. We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We also calculated an Adjusted EBITDA which excludes the effect of the non-cash expense associated with the mark-to-market adjustments related to our June 2012 Warrants. We believe this Adjusted EBITDA is helpful for investors to better understand the financial results of our business operations.

The following table sets forth EBITDA and Adjusted EBITDA for the three and nine month periods ended March 31, 2014 and 2013:

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income (loss)	$(133,322)	$217,094	$(415,700)	$459,087
Depreciation and amortization	119,577	193,039	544,067	601,334
Interest expense	12,995	53,083	23,462	99,889
EBITDA	$(750)	$463,216	$151,829	$1,160,310
Change in fair value of warrant liability	130,698	(222,766)	184,663	(488,102)
Adjusted EBITDA	$129,948	$240,450	$336,492	$672,208

Our Adjusted EBITDA for the nine months ended March 31, 2014 decreased to approximately $336,000, compared to approximately $672,000 for the nine months ended March 31, 2013. The decrease in Adjusted EBITDA was principally caused by the change in the fair value of our warrant liability with respect to the June 2012 Warrants and the net loss recognized in the nine months ended March 31, 2014. For comparison purposes, net loss was approximately $416,000 or $0.03 per basic and diluted common share during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013, in which we reported net income of approximately $459,000 or $0.04 basic and diluted per common share.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarter ended March 31, 2014 and 2013, our DCSI was 175 and 110 respectively, compared to an average DCSI of 98 for the year ended June 30, 2013. The increase in DCSI from the prior fiscal year is primarily a result of the reclassification in the second quarter of fiscal 2014 of tooling from fixed and prepaid assets to inventory.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarter ended March 31, 2014 and 2013, our DSO was 74 and 72, respectively. During the year ended June 30, 2013, our average DSO was 66. 53% of the revenue generated in the third quarter of fiscal 2014 was shipped in the third month of the quarter. This compares to 49% in the revenue generated in the third quarter of fiscal 2013 and 48% in the fourth quarter of fiscal 2013. There is less opportunity to collect receivables during any given quarter when a higher percentage is shipped in the last month of the quarter.

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

In 2006, the Company implemented a cash conservation strategy by reducing its operating costs, which included restructuring its manufacturing operations. Our cash conservation strategy has also included measures such as extending payment terms with certain of our suppliers, delaying purchases for as long as practicable using just-in-time ordering practices and managing headcount and salaries for our staff to reflect order demand. Fiscal 2013 was the first profitable year in the Company’s history. In fiscal 2012, we achieved positive cash flow from operations. Cash provided by operations was approximately $556,000 and $406,000 during fiscal 2013 and fiscal 2012, respectively. We expect the Company’s fundamentals to continue to improve for fiscal 2014.

The improvements in cash flows from operations are as a result of increased revenues from the additional markets we are able to address due to our lower cost structure as well as manufacturing and product efficiencies. Although we reported net income for fiscal 2013, we had recurring losses from operations in previous years. As of March 31, 2014, we had an accumulated deficit of approximately $204.8 million and a book cash balance of approximately $1.6 million. On May 5, 2014 we had a book cash balance of $1,142,994.

Management developed an operating plan for fiscal 2014 and believes the Company has adequate financial resources for achievement of this plan and to sustain its current operations in the coming year. The fiscal 2014 operating plan and related financial projections we developed anticipate continued improvement in our cash flows in future years due to sales growth primarily from precision molded optics, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  We expect further margin improvements based on production efficiencies and yield improvements. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than outsourcing this service. We also anticipate that LPOIZ’s manufacturing facility will eventually reduce our labor and facility expenses once production ramps up. We incurred approximately $26,000 in additional expenses during the third quarter of fiscal 2014 due to startup costs for this new facility. We started production in April 2014, and therefore, we expect to recognize minimal savings in the fourth quarter of fiscal 2014.

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

We also expect continued improvement of overhead absorption as the volume of products produced increases and material costs decrease, since we will be able to purchase materials in higher volumes. We also will continue to implement cost reductions with programs to improve tool life. We have established milestones that will be tracked to ensure that as funds are being used we are achieving results before additional funds are committed. Management will be monitoring the operating plan closely during the year and should the plan objectives not be met, remedial actions will be initiated.

Our efforts are directed toward positive cash flow and sustaining profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the nine months ended March 31, 2014 and 2013, we incurred a gain of $9,261 and a gain of $225 on foreign currency translation, respectively.

During fiscal 2013 we decided to no longer market our isolator product line and we reserved all isolator inventories at 100%.

Sources and Uses of Cash

Operating Activities:

Cash flow used in operations was approximately $128,000 for the nine months ended March 31, 2014, an increase of approximately $62,000 from the same period of fiscal 2013. The increase in cash flow used in operations was primarily due to the net loss of approximately ($416,000) for the nine months ended March 31, 2014 compared to net income of approximately $459,000 for the nine month ended March 31, 2013, as well as the change in the fair value of our warrant liability for warrants issued in June 2012.

Investing Activities:

During the first nine months of fiscal 2014, we expended approximately $1.36 million for capital equipment as compared to approximately $671,000 during the same period of fiscal 2013. The majority of our capital expenditures during both fiscal 2014 and fiscal 2013 were related to the purchase of equipment used to enhance or expand our production capacity and tooling for our precision molded products.  We purchased $350,000 in capital equipment for LPOIZ’s new facility in Zhenjiang during fiscal 2014. We anticipate increasing our expenditures during the remainder of fiscal 2014 to complete the LPOIZ facility; however, the total amount expended will depend on opportunities and circumstances.

Financing activities:

Warrant Exercises

During first nine months of fiscal 2014 the Company received $1,571,736 in gross proceeds from the exercise of warrants. The Company issued 1,136,142 shares of common stock in connection with these exercises. The exercise prices ranged from $0.87 to $1.89 per share of common stock. Costs associated with the exercises totaled approximately $33,000.

On April 15, 2014, the Company executed a SPA with Pudong with respect to an Offering of the Company’s Common Stock. The Company will sell to Pudong a number of shares to be determined that will result in Pudong beneficially owning 19.9% of the Company’s outstanding shares of Common Stock immediately after issuance of the shares of Company Stock pursuant to the SPA. Currently, Pudong is the beneficial owner of 9.37% of the Company’s outstanding shares of Common Stock. The initial per share purchase price is $1.62, subject to adjustment at the closing of the sale pursuant to the terms of the SPA. The closing of the SPA is contingent upon receiving approval from the government. We could raise approximately $3.0 million at the initial purchase price.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues:

For the quarter ended March 31, 2014, we reported a 6% increase in total revenues of $3.01 million compared to $2.85 million for the third quarter of last fiscal year. The increase from the third quarter of the prior fiscal year was attributable to an increase in sales for our precision molded lenses for the laser tool market.

Unit shipment volume in precision molded optics increased by 13% in the third quarter of fiscal 2014 compared to the same period of the prior fiscal year. Growth in sales for the next several quarters is expected to be derived primarily from the precision molded lens product line, driven by the telecommunications sector’s need for expanded infrastructure to support mobile internet demand; our industrial tool business, which benefited from an improving Chinese market; demand for fiber laser delivery systems; and the digital projection market. Infrared products, now being designed and quoted are expected to accelerate the Company’s growth more meaningfully beginning in the fourth quarter of fiscal 2014 and throughout fiscal 2015.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2014 and fiscal 2013 was 49%. Total manufacturing costs of $1.54 million were approximately $16,000 higher in the third quarter of fiscal 2014 compared to the same period of the prior fiscal year. The increase in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a $75,000 in higher wages due to increased volume offset by a decrease of $60,000 in coating costs.

Unit sales of precision molded optics lenses increased by 13% in the third quarter of fiscal 2014 compared to the same period last year. In the third quarter of fiscal 2014, 5% of our precision molded optic lens units sold was produced with more expensive glass types, compared to 7% in the same period last year. All of the precision molded optics lenses have been redesigned to use lower cost materials. Almost all of our customers ordering precision molded optic lenses in the third quarter of fiscal 2014 purchased the lower cost lenses. The decrease in sales of the more expensive glass types has resulted in improved coating efficiencies and has decreased our costs.

Direct costs, which include material, labor and services, increased to 28% of revenue in the third quarter of fiscal 2014, as compared to 23% of revenue in the third quarter of fiscal 2013. The increase in direct costs was primarily due to reclassification of tooling costs and in-house anti-reflective coating. The tooling costs were previously in overhead but now tooling labor is now classified as direct labor.

Selling, General and Administrative:

During the third quarter of fiscal 2014, selling, general and administrative (“SG&A”) costs were approximately $1.10 million, compared to $1.04 million in the third quarter of fiscal 2013, an increase of approximately $57,000. This increase was due to an increase of $59,000 in legal expenses. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $319,000 in the third quarter of fiscal 2014 and increase of $102,000 from the third quarter of fiscal 2013. This increase was due to an increase of $83,000 in wages and an increase of $28,000 in outside services for engineering consultants for lens designs. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2014 as we invest in the continued development and expansion of our infrared product lines.

Amortization of Intangibles:

Amortization expense from intangibles was approximately $5,000 and $8,000 per quarter in the fiscal quarters ended March 31, 2014 and 2013, respectively.

Other Income (Expense):

Interest expense was approximately $13,000 in the third quarter of fiscal 2014 as compared to $53,000 in the third quarter of fiscal 2013. Interest expense this year resulted from debt costs of our new credit facility. Last year this interest expense resulted from interest on our convertible debentures, at 8% per annum, and amortization of debt discount and debt costs.

In the third quarter of fiscal 2014 we recognized expense of approximately $131,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. We recognized income of approximately  $223,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other expense, net was approximately $33,000 in the third quarter of fiscal 2014 compared to approximately $8,500 in the third quarter of fiscal 2013. For the third quarter of fiscal 2014 this was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net loss was approximately $133,000 or $0.01 basic and diluted per share during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013, in which we reported a net income of approximately $217,000 or $0.02 basic and diluted per share. The approximate $350,000 decrease resulted from the change in the fair value of our warrant liability for our June 2012 Warrants and higher SG&A costs.

Weighted-average shares outstanding (basic) was 14,292,976 in the third quarter of fiscal 2014 compared to 11,883,042 in the third quarter of fiscal 2013. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to the conversion of our debentures to common stock, exercises of our warrants and shares issued under the employee stock purchase plan.

Fiscal First Nine Months: Nine months ended March 31, 2014 compared to the nine months ended March 31, 2013

Revenues:

For the nine months ended March 31, 2014, we reported total revenues of $8.72 million compared to $8.65 million for the first nine months of last fiscal year, an increase of 1%. The increase from the first nine months of the prior fiscal year was attributable to revenue recognized in the first nine months of fiscal 2013 of $451,000 for a large one-time purchase order from Raytheon, offset by an increase in sales in the current period for our precision molded lenses for the telecommunications and laser tool markets in the first half of fiscal 2014. Unit shipment volume in precision molded optics increased by 10% in the first nine months of fiscal 2014 compared to the same period of the prior fiscal year.

Cost of Sales:

Our gross margin percentage in the first nine months of fiscal 2014 was 46%, an increase from 44% in the first nine months of fiscal 2013. Total manufacturing costs of $4.70 million were approximately $189,000 lower in the first nine months of fiscal 2014 compared to the same period of the prior fiscal year. The decrease in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a decrease of $294,000 in direct costs associated with the Raytheon purchase order last year, a decrease of $81,000 in freight costs and a decrease of $40,000 in direct costs due to the change in the product mix in the current period offset by an increase of $223,000 in wages.

Unit sales of precision molded optics lenses increased by 10% in the first nine months of fiscal 2014 compared to the same period last year. In the first nine months of fiscal 2014, 5% of our precision molded optic lens units sold were produced with more expensive glass types, compared to 6% in the same period last year.

Direct costs, which include material, labor and services, increased to 28% in the first nine months of fiscal 2014 compared to 23% of revenue in the first nine months of fiscal 2013. The increase in direct costs was primarily due to reclassification of tooling costs. The tooling costs were previously in overhead but now tooling labor is now classified as direct labor.

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

Selling, General and Administrative:

During the first nine months of fiscal 2014, SG&A costs were approximately $3.33 million, compared to $3.04 million in the first nine months of fiscal 2013, an increase of approximately $287,000. This increase was due to an increase of $97,000 in stock compensation expense, an increase of $59,000 in legal expenses, an increase of $12,000 in wages, an increase of $74,000 in taxes and fees and an increase of $26,000 in sales commissions. The majority of the increase in stock compensation expense was due to the acceleration of vesting of restricted stock units for a former member of our Board of Directors. We intend to maintain SG&A costs generally at current levels, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $878,000 in the first nine months of fiscal 2014 compared to $693,000 in the first nine months of fiscal 2013, an increase of $185,000. This increase was due to an increase of $140,000 in wages and an increase of $55,000 for engineering consulting services for lens designs.

Amortization of Intangibles:

Amortization expense from intangibles was approximately $22,000 and $25,000 in the fiscal nine month periods ended March 31, 2014 and 2013, respectively.

Other Income (Expense):

Interest expense was approximately $23,000 in the first nine months of fiscal 2014 as compared to $100,000 in the first nine months of fiscal 2013. Interest expense this year resulted from amortization of debt costs of our new credit facility. Last year this interest expense resulted from interest on our convertible debentures, at 8% per annum, and amortization of debt discount and debt costs.

In the first nine months of fiscal 2014 we recognized expense of approximately $185,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. We recognized income of $488,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other expense, net was approximately $2,000 of expense in the first nine months of fiscal 2014 compared to other income of approximately $67,000 of income in the first nine months of fiscal 2013. For the first nine months of fiscal 2014, other income was primarily comprised of the foreign currency exchange transactions. In the first half of fiscal 2013, we sold a technology license for our GRADIUM product line in Asia for $150,000 of which we recognized other income of $50,000 for the first milestone.

Net Income (Loss):

Net loss was approximately $416,000 or $0.03 basic and diluted per share during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013, in which we reported a net income of approximately $459,000 or $0.04 basic and diluted per share. The approximate $875,000 decrease resulted from the change in the fair value of our warrant liability for our June 2012 Warrants, and higher SG&A expenses due to the additional stock compensation expense incurred with respect to the payout to the estate of a former member of our Board of Directors.

Weighted-average shares outstanding (basic) was 13,905,376 in the first nine months of fiscal 2014 compared to 11,818,048 in the first nine months of fiscal 2013. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to the conversion of our debentures to common stock, exercises of our warrants and shares issued under the employee stock purchase plan.

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

Deferred revenue/ Other receivables relates to a $1.1 million purchase order from Raytheon that is being recognized into revenue on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in other receivables in the accompanying consolidated balance sheet based the difference between the amounts invoiced on the project and the amount recognized into revenue. As of March 31, 2014, the Company invoiced $963,500 and recognized $1,097,030 as revenue to date ($481,000 recognized during fiscal 2013 and $0 during fiscal 2014). The balance of $133,530 is recorded as other receivables. The project is now expected to be completed by June 2014. At March 31, 2014, the Company had $120,000 of billed accounts receivable outstanding with respect to this purchase order.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	11

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated August 19, 2009 issued by LightPath Technologies, Inc., to certain investors	12

10.5	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	13

10.6	2004 Employee Stock Purchase Plan dated December 6, 2004	14

10.7	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	15

10.8	Securities Purchase Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc. and certain investors	15

10.9	Registration Rights Agreement dated as of June 11, 2012, by and among LightPath Technologies, Inc., and certain investors	15

10.10	Memorandum of Understanding Governing the License of Intellectual Property and Manufacturing, Sales and Distribution of Gradium dated as of September 11, 2012, by and among LightPath Technologies, Inc., and Hubei, New HuaGuang Information Materials Company, Ltd. (NHG)	16

10.11	Loan and Security Agreement dated September 30, 2013 by and between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	17

10.12	Intellectual Property Security Agreement dated September 30, 2013 by and between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	17

10.13	Unconditional Guaranty of Geltech, Inc.	17

10.14	Securities Purchase Agreement dated as of April 15, 2014, by and among LightPath Technologies, Inc. and Pudong Science & Technology (Cayman) Co., Ltd.	18

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

18.   This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2014, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	May 8, 2014	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	May 8, 2014	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

