Form 10-K
period 2014-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2014-09-04
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers are affiliates as well as two parties filing on Form SC 13-G) was approximately $13,335,091 as of December 31, 2013.

As of September 1, 2014, the number of shares of the registrant’s Class A Common Stock outstanding was 14,296,910.

2

LightPath Technologies, Inc.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.    Business.

General

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) manufactures optical components and higher level assemblies including precision molded glass aspheric optics, proprietary high performance fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light.  We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to function more effectively.  For example:

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

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.  This plant increased our overall production capacity, enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary that is housed in a 25,833 square foot leased manufacturing facility located in the New City district, in the Jiangsu province, of the People’s Republic of China. Production started at LPOIZ’s new manufacturing facility in April 2014. This new facility will provide a lower cost structure for production of larger volumes of optical components and assemblies.

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

We plan to accomplish this growth by:

o	Continuing our penetration into high-volume applications by leveraging our low cost structure;

o	Introducing new value-added products;

o	Expanding our market presence by broadening our customer base and leveraging LPOI and LPOIZ, which are located in Shanghai and Zhenjiang respectively, to gain direct access to the Asian market;

o	Adding new products for industrial tools, laser based measurement tools and laser based gas sensing instruments;

o	Expanding our business through strategic acquisitions;

o	Leveraging our expanded sales distribution channels worldwide;

o	Expanding our offering of molded infrared lenses and assembly products which will enable future revenue growth.

Precision Molded Aspheric Lenses. Aspheric lenses are known for their optimal performance. LightPath’s glass molding technology enables the production of high volumes of aspheric optics while still maintaining the highest quality at an affordable price. Molding is the most consistent and economical way to produce aspheres in large volumes. LightPath has perfected this method to offer the most precise molded aspheric lens available.

In recent years, sales of our precision molded optic lenses have increased. We expect this continued growth due to what we believe is the beginning of a multi-year growth cycle of the optical market. This multi-year growth cycle is driven by four major trends: cloud computing; video distribution via digital technology; wireless broadband; and machine to machine connection. Cloud computing is causing a shift in enterprise technology with increased spending for software-as-a-service (“SAAS”) and infrastructure-as-a-service (“IAAS”) capital investments. Delivery of applications and technology using SAAS or IAAS requires larger and faster network bandwidth. The explosion of mobile devices, which includes smartphones and tablet devices, is also requiring the expansion of network bandwidth as users are receiving and transferring larger amounts of data via their mobile devices. The number of mobile devices will exceed the global population by 2016 and is estimated to be 1.4 devices per person. Individuals are also streaming more video on their mobile devices or through their smart TVs. This type of video distribution, which is estimated to be 70% of all network traffic by 2016, is creating a huge demand for larger and faster bandwidth. Finally, machine to machine connection technology allows wireless and wired systems to communicate with other devices of the same type. This type of networking often requires bandwidth in order for the machines to communicate with each other. All of these trends require the expansion of bandwidth, and thus, the growth of optical communication networks. Our products, such as our precision molded optic lenses, can be used as a component in optical communication networks. We also anticipate growth in our precision molded aspheres product revenues as we add new product lenses and applications for a variety of markets and industries, including laser tools, telecom transceivers, micro-projectors, scientific and bench top lasers, range finders, medical devices, bar code scanners and laser based spectrometers.

Infrared Molded Glass Aspheric Lenses & Assemblies. Advances in chalcogenide materials have enabled compression molding for mid- and long-wavelength infrared (MWIR & LWIR) optics in a process similar to precision molded lenses. LightPath’s Molded Infrared Optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Traditional germanium or zinc selenide aspheres are manufactured by diamond turning, which is a time-consuming and expensive process. Diamond turned lenses are made one at a time and the lenses suffer from variations in the surface resulting in variations of performance from lens to lens. The infrared optics molding process allows lenses to be manufactured in high volume with a highly repeatable, consistent performance and allows for sophisticated beam shaping or achromatization over a range of wavelengths to be molded directly into the surfaces of the lens.

Overall, we anticipate the growth of infrared optics and increased requirements for systems requiring molded aspheric optics over traditional ground and polished lenses.  Infrared systems, which include thermal imaging cameras, gas sensing devices, spectrometers, night vision systems, automotive driver awareness systems such as blind spot detection, thermal weapon gun sights and infrared counter measure systems, represent a market that is forecasted to grow to greater than $20 billion at the complete systems level by 2016. As infrared imaging systems become widely available, the cost of optical components needs to decrease before the market demand will increase.  LightPath’s aspheric molding process is an enabling technology for the cost reduction and commercialization of infrared imaging systems because the aspheric shape of our lenses enables system designers to reduce the lens element in a system and provide similar performance at a lower cost.

Specialty Products & Assemblies.  LightPath has a group of products that take advantage of our unique technologies and capabilities. These include custom optical designs, mounted lenses, assemblies, collimators and GRADIUM lenses.

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

Sales and Marketing

Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage, infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, lens systems) to products incorporating lens components (e.g., robotics, semiconductor production equipment) and communications (e.g., various optics are required for bandwidth expansion and improved data transfer for the optical network). As a result, we market our products across a wide variety of customer groups including laser systems manufacturers, laser OEMs, infrared-imaging systems vendors, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical and industrial measurement equipment manufacturers, government defense agencies and research institutions worldwide.

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

Trade Shows.  We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in several United States based shows including Society of Photographic Instrumentation Engineers (“SPIE”) Photonics West in January 2014 and SPIE Defense, Security and Sensing in May 2014. We also participate in shows in China such as the China International Optoelectronic Exposition in Shenzhen.  In addition, we partner with key distributors to attend exhibitions such as Laser World of Photonics in Munich, Germany.  Such a strategy underscores LightPath’s strategic directive of broadening our base of innovative optical components and assemblies. These trade shows provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

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

We believe our unique capabilities in optical design engineering, our low cost structure and our substantial presence in Asia, particularly in China, provides us with a competitive edge and assists us in securing business. Additionally, we believe that we offer value to some customers as a second or backup source of supply in the United States should they be unwilling to commit all of their supply source of a critical component to a foreign production source. We also have a broad product offering in addition to the molded aspheric lenses with proprietary GRADIUM lens glass, collimators, infrared lenses and assembly technology.

Precision Molded Aspheric Lenses.  Manufacturers of conventional lenses and optical components include companies such Nikon, Olympus Optical Company, Carl Zeiss and Leica AG. Our products compete with these companies’ products. In addition to being substantial producers of optical components, these companies are also some of the primary customers for such components, incorporating them into finished products for sale to end-users. Consequently, these competitors have significant control over certain markets for our products.

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

Plastic molded aspheres and  hybrid plastic/glass aspheric optics, on the other hand, allow for high volume production, but primarily are limited to low cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost or weight as their measure of success over performance and durability.   Our low cost structure allows us to compete with these lenses based on higher performance and durability from our glass lenses at only a small premium in price over plastic or plastic/glass hybrid lenses.

Infrared Molded Glass Aspheric Lenses & Assemblies. Our infrared molded aspheric optics competes with traditional infrared lenses manufactured from germanium such as those produced by Janos Technologies, Ophir Optics or Elcan Optical Technologies.  These lenses can either be polished spherical or are diamond turned aspherical.  Our molded lenses compete with spherical lenses because like all aspheres they can replace doublets or triplets based on the higher performance of an aspheric lens.  Diamond turned aspheres from germanium are expensive to produce in high volumes and time consuming to manufacture.  Our molded aspheric lenses compete with these technologies through our low cost, high volume lens business strategy.

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

Collimators.  LightPath’s collimator line focuses on high performance and high durability fiber optic systems for lasers and optical systems. There are currently only a handful of direct competitors for our collimators, such as Optoskand and Oz Optics. The key difference between our collimators and our competitors’ collimators is our fiber fusion technology.  This fiber fusion technology eliminates the air interface at the tip of a fiber providing a more robust, reliable construction than our competition.

Manufacturing

Facilities. Our manufacturing is performed in a 26,100 square foot production facility in Orlando, Florida, in a 16,000 square foot production facility in Shanghai, by our wholly-owned subsidiary, LPOI, and in a 26,000 square foot production facility in Zhenjiang, by our wholly-owned subsidiary, LPOIZ. With space remaining in the Shanghai, Zhenjiang and Orlando facilities, we believe our facilities are adequate to accommodate our needs over the next year. We are also reviewing our options with respect to the Shanghai facility since our lease terminates in 2016. In evaluating these options, management will consider our growth plans and the extra capacity provided by the new Zhenjiang facility.

Our facilities feature areas for each step of the manufacturing process, including coating work areas, preform manufacturing and a clean room for pressing and integrated assembly. Our facilities include new product development laboratories and space that includes development and metrology equipment. Our Shanghai facility has anti-reflective coating equipment to coat our lenses in-house.

Production and Equipment. Our Orlando facility contains a manufacturing area for our molded glass aspheres, a tooling and machine shop to support new product development, commercial production requirements for our machined parts and the fabrication of proprietary press work stations and mold equipment. We also have glass coring equipment to meet our current needs of GRADIUM product sales worldwide. Our Orlando facility includes a clean room for our collimator assembly workstations. The Orlando facility is also International Traffic in Arms and Regulation (ITAR) compliant. LPOI’s Shanghai facility features a molded glass aspheres manufacturing area, clean room and an area for anti-reflective coating. LPOIZ’s Zhenjiang facility features a molded glass aspheres manufacturing area and clean room. Our Orlando and Shanghai facilities are ISO 9001:2008 certified, with Zhenjiang expected to be certified by December 2014. For more information regarding our facilities, please see Item 2. Properties, in this Annual Report.

Subcontractors and Strategic Alliances.  We believe that low-cost manufacturing is crucial to our long-term success. In that regard, we generally use subcontractors in our production process to accomplish certain processing steps requiring specialized capabilities. For example, we presently use a number of qualified subcontractors for fabricating, polishing, and coating certain lenses as necessary. We have taken steps to protect our proprietary methods of repeatable high quality manufacturing by patent disclosures and internal trade secret controls.

Suppliers.  We utilize a number of glass compositions in manufacturing our molded glass aspheres and lens array products.  These glasses or equivalents are available from a large number of suppliers, including CDGM Glass Company, Ohara and Sumita. Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of optical and glass manufacturers. Optical fiber and collimator housings are manufactured and supplied by a number of manufacturers. We believe that a satisfactory supply of such production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

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

Issued patents owned or available to us may not afford us adequate protection or may be challenged, invalidated, infringed or circumvented. Patent applications relating to our products may not result in patents being issued. Patent rights granted to us for technologies that we may license in the future may not provide competitive advantages to us. Patents that are owned or licensed by us that are issued in one jurisdiction may not be issued in any other jurisdiction. The validity of any of our patents may not be upheld if challenged by others in litigation or if such litigation alleges that our activities infringe upon patents owned by others.

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

Mark	Type	Registered	Country	Renewal Date
LightPath®	service mark	Yes	United States	November 10, 2014
GRADIUM™	trademark	Yes	United States	February 5, 2017
Circulight	trademark	No	-	-
BLACK DIAMOND	trademark	No	-	-
GelTech	trademark	No	-	-
Oasis	trademark	No	-	-
LightPath®	service mark	Yes	PRC	Application filed

Environmental and Governmental Regulation

Currently, emissions and waste from our manufacturing processes are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize contain some toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

We also utilize certain chemicals, solvents and adhesives in our manufacturing process. We believe we maintain all necessary permits and believe we are in full compliance with all applicable regulations.

To our knowledge there are currently no United States federal, state or local regulations that restrict the manufacturing and distribution of our products. Certain end-user applications require government approval of the complete optical system, such as United States Food and Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and the OEM customer will be responsible for the license and approval process.

New Product Development

For many years, we engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, our new product development efforts led to the development of our capabilities in molded aspheric lenses, infrared lenses and collimators. We incurred expenditures for new product development during fiscal years 2014 and 2013 of approximately $1.2 million and $939,000, respectively. We concentrated our efforts to support existing and new customers in the design and manufacture of items in two of our product lines: lenses and collimators. In fiscal 2013, our infrared product development efforts were in connection with part of the Raytheon Vision Systems (“Raytheon”) purchase order. We charged the costs associated with this product development to cost of goods sold.

We are focusing our new product development efforts on infrared optics products for imaging and sensing, blue lens applications, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors and environmental monitoring. We currently plan to expend approximately $1.40 million for new product development during fiscal 2015, which could vary depending upon revenue levels, customer requirements and perceived market opportunities.

For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2014, we had sales to three customers that comprised approximately 27% of our annual revenue. In fiscal 2013, we had sales to five customers that comprised approximately 38% of our annual revenue. We continue to diversify our business in order to minimize our sales concentration risk. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2014, 53% of our net revenue was derived from sales outside of the United States, with 92% of our foreign sales occurring to customers in Europe and Asia.

Employees

As of June 30, 2014, we had 175 full-time equivalent employees, with 57 in Florida and 118 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2015. We have 24 employees engaged in management, administrative and clerical functions, 15 in new product development, 9 in sales and marketing and 127 in production and quality functions. We have used and will continue utilizing part-time help, temporary employment agencies and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

Item 2.    Properties.

We occupy a 26,100 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, marketing, internal sales, manufacturing management and some manufacturing operations. At our Orlando facility, our molded glass aspheres manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment and coating facilities. It also features a tooling and machine shop, which can support new product development, commercial production requirements for our machined parts and the fabrication of propriety press workstations and mold equipment. Our Orlando facility has glass coring equipment for our current needs of GRADIUM product sales and also includes a clean room for our collimator assembly workstations which include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations. Our Orlando facility is International Traffic in Arms Regulations (ITAR) compliant.

The rental payments for our Orlando facility are approximately $28,000 per month through April 2022, which excludes all charges, common area maintenance, escalation, and certain pass-through of taxes and other operating costs. In July 2014, we negotiated a new lease which increased our space from 22,000 square feet to 26,100 square feet, or by 20%, and reduced our expense by 25%.

Due to the transfer of manufacturing for the majority of our production requirements for our precision molded optic line and our assembly product line to LPOI’s Shanghai facility, we previously reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet, as reflected in the third, fourth and fifth amendments to the Orlando facility lease, effective December 1, 2007, May 1, 2009 and May 1, 2012, respectively. The sixth amendment, effective July 2, 2014, extended the lease term until April 2022 and increased the size from 21,557 square feet to 26,077 square feet. Minimum rental rates for the extension term were established based on annual increases of two and one half percent start in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.

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

LPOI signed a two year extension in its lease that will expire April 30, 2016. The Shanghai facility houses 89 employees. The rent is approximately $7,000 per month.

Our wholly-owned subsidiary, LPOIZ, leases a 26,000 square foot facility located in Zhenjiang, Jiangsu Province, People’s Republic of China. LPOIZ’s Zhenjiang facility features a molded glass aspheres manufacturing area, which includes lens pressing equipment, advanced metrology and inspection equipment. The clean room in LPOIZ’s Zhenjiang facility features assembly manufacturing equipment and automated dispensing systems.

LPOIZ signed a five year lease that will expire March 31, 2019. The Zhenjiang facility houses 29 employees. The rent is approximately $2,000 per month.

LPOI and LPOIZ’s facilities are used primarily for our manufacturing operations and has increased our overall production capacity, enabling us to compete for larger production volumes of optical components and assemblies at a lower cost. The facilities also strengthen partnerships within the Asia/Pacific region.

We are ISO 9001:2008 certified at both the Orlando and Shanghai facilities. We anticipate that our new Zhenjiang facility will be ISO certified by December 2014. Much of our product qualification is performed in-house at both facilities. Our test and evaluation capabilities include damp heat, high/low temp storage, and a thermal shock oven, which are representative of the equipment required to meet Telecordia requirements and other customer required product specifications. Our New Product Development department has computer aided design (CAD) tools and technical support. The continuing implementation of various statistical process controls (SPCs) is being pursued to improve product yields and allows us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers may demand rigorous testing prior to their purchase of our products.

With space remaining in the Shanghai, Zhenjiang and Orlando facilities, we believe our facilities are adequate to accommodate our needs over the next year. We are in the process of adding additional production equipment and will add additional work shifts to increase the capacity and meet forecasted demand.

Our territorial sales personnel maintain an office from their homes to serve their geographical territories.

Item 3.    Legal Proceedings.

From time to time, the Company is involved in various legal actions arising in the normal course of business. The Company currently has no legal proceeding to which the Company is a party to or to which its property is subject to and, to the best of its knowledge, no adverse legal activity is anticipated or threatened.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for the Class A common stock for the periods indicated, as reported by NCM. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2014 was $1.36 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2014
Quarter ended June 30, 2014	$1.63	$1.28
Quarter ended March 31, 2014	$1.76	$1.35
Quarter ended December 31, 2013	$1.55	$1.17
Quarter ended September 30, 2013	$1.83	$1.17

Fiscal Year Ended June 30, 2013
Quarter ended June 30, 2013	$1.46	$0.72
Quarter ended March 31, 2013	$0.92	$0.72
Quarter ended December 31, 2012	$1.02	$0.82
Quarter ended September 30, 2012	$1.04	$0.92

Holders

As of July 9, 2014, we estimate there were approximately 242 holders of record and approximately 4,171 street name holders of our Class A common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of the end of fiscal 2014:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at June 30,	at June 30,
Equity Compensation Arrangement	Authorized	2014	2014
Amended and Restated Omnibus Incentive Plan	2,715,625	1,510,458	566,103
Employee Stock Purchase Plan	200,000	—	101,693
	2,915,625	1,510,458	667,796

Please see section titled “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K for information relating to compensation plans approved and not approved by our stockholders.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes.

The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Annual Report on Form 10-K regarding forward-looking statements.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2014 compared to the Fiscal Year Ended June 30, 2013:

Revenue for fiscal 2014 totaled approximately $11.83 million compared to approximately $11.78 million for fiscal 2013, an increase of 0.4%. Revenue in fiscal year 2013 included approximately $481,000 related to a large purchase order from Raytheon in connection with the DARPA Low Cost Thermal Imaging Manufacturing Program. We were able to replace most of the revenue lost from the completion of the Raytheon purchase order with our underlying precision molded optics and infrared product revenue. Unit shipment volume in precision molded optics in fiscal 2014 was flat compared to fiscal 2013. However, the sales price mix of the precision molded optics changed in fiscal 2014. Revenue for units sold with a sales price of $10 or greater increased by approximately $900,000, while revenue for units sold with a sales price of less than $5 decreased by approximately $600,000. The decrease in revenue for our lower priced lenses was primarily due to the demand for such lenses slowing in China during fiscal 2014. We expect continued growth in sales to be derived primarily from our precision molded optics product line, particularly our low-cost lenses sold in Asia, and the Company’s infrared product line.

Gross margin percentage for fiscal 2014 was 46% compared to 44% in fiscal 2013. Gross margin percentage increased in fiscal 2014 due to an increase in revenue and a decrease in cost of goods sold. Total manufacturing costs of approximately $6.44 million were approximately $164,000 lower in fiscal 2014 as compared to fiscal 2013. This decrease in manufacturing costs resulted from a decrease of $267,000 in project costs on the DARPA program last year offset by an increase of $103,000 in rent and electric expenses. Direct costs, which include material, labor and services, were 25% of revenue in fiscal 2014, as compared to 24% of revenue in fiscal 2013 primarily due to the reclassification of tooling from overhead to direct cost.

We plan to continue emphasizing unit cost reductions by transitioning more production to our new LPOIZ facility, efficiently purchasing raw materials and continuing to increase the amount of anti-reflective coating we do in-house versus outsourcing this service. We also anticipate improvements in productivity at LPOIZ’s Zhenjiang facility due to a more experienced workforce. We expect lower direct costs due to the lower labor and service costs in Zhenjiang as we continue to move production to this facility.

Selling, general and administrative expenses increased by approximately $523,000 to $4.51 million in fiscal 2014 from $3.99 million in fiscal 2013. The increase was primarily due to start-up costs of approximately $21,000 for LPOIZ’s Zhenjiang facility, an increase of approximately $39,000 in wages, which were previously reduced during the economic downturn, an increase of approximately $83,000 for higher stock compensation expense, an increase of approximately $150,000 for legal expenses, an increase of approximately $53,000 for higher rent and property taxes, an increase of approximately $114,000 for sales taxes associated with the investments made in new cost reduction equipment and the ramp up of production of our infrared products, and an increase of approximately $63,000 for other miscellaneous expenses. Our fiscal 2015 operating plan projects our selling, general and administrative expenses to remain at the fiscal 2014 level.

New product development costs in fiscal 2014 increased by approximately $276,000 to $1.22 million. This increase was primarily due to an increase in wages and materials and services purchased for ongoing projects. In fiscal 2013, our staff worked on the Raytheon purchase order, and their wages were charged to cost of sales. Our fiscal 2015 operating plan projects an increase in product development spending due to enhanced efforts in the development of the infrared product line.

In fiscal 2014, the amortization of intangibles, which consisted of our patents, was approximately $35,000 compared to $33,000 in fiscal 2013. Our patents are now fully amortized. Interest expense was approximately $37,000 for fiscal 2014 as compared to approximately $100,000 for fiscal 2013. In fiscal 2014, interest expense consisted of amortization of debt costs on the LSA with Avidbank. In fiscal 2013, our convertible debentures accounted for all of the interest expense. This represented periodic interest of 8% per annum, amortization, write-off of the debt issuance costs and debt discount.

In fiscal 2014 and 2013, we recognized a approximately $94,000 in income and $15,000 in expense, respectively, related to the change in the fair value of derivative warrants issued in our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Investment and other income decreased by approximately $114,000 to $6,000 in fiscal 2014 primarily from the recognition of $54,000 in royalty income in fiscal 2013 and the impact of the foreign exchange rate reflecting the rate change during the receipt of payable invoices and payment of those invoices.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2014 and 2013, we incurred a loss of $1,055 and $35,522 on foreign currency translation, respectively.

Net loss for fiscal 2014 was approximately $313,000 compared with a net income of approximately $215,000 in fiscal 2013, a change of approximately $528,000. We believe this decrease in net income from fiscal 2014 to fiscal 2013 is due to our investment in several growth oriented initiatives. For example, we increased our research and development expenses by 29% in fiscal 2014, as compared to fiscal 2013, in an effort to further develop our infrared product line. We also increased our selling, general and administrative expenses by 13% in fiscal 2014, as compared to fiscal 2013. This increase was fueled by the start-up costs associated with LPOIZ’s Zhenjiang facility, a facility we believe to be crucial to increasing our production capacity and lowering our costs, as well as an increase in wages. We added a new west coast regional sales manager as well as a new west coast distributor. Finally, we invested approximately $2.0 million in fiscal 2014 in expanding our manufacturing capacity and purchasing new equipment. We believe that in order for the Company to continue to grow in the future, it is necessary to make these type of investments in our products, facilities and people.

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $5.0 million and total cash and cash equivalents of $1.2 million, of which $380,000 of the total cash was held by our foreign subsidiaries. As of June 30, 2014, we had an accumulated deficit of approximately $205 million compared to approximately $204 million for fiscal year 2013. On September 1, 2014 we had a book cash balance of $898,012.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs. From February 1996 (when our initial public offering occurred) through the end of our fiscal 2014, inclusive, we have raised a net total of approximately $105 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our common stock.

In fiscal 2014, we entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). As of June 30, 2014, approximately $165,000 was outstanding as an equipment advance under the LSA. Equipment advances during any particular three month draw period are due and repayable in thirty-six (36) equal monthly payments. Currently, our monthly payment equals approximately $4,600 plus interest. The outstanding equipment advance bears monthly interest due at a rate of Prime Rate plus one and half percent (1.5%) on the outstanding daily balance. Principal and interest payments are due and payable on the tenth (10th) day of each month so long as the equipment advance is outstanding, and in any event by September 30, 2017.

The Company’s obligations under the LSA are secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech, Inc. has guaranteed the Company’s obligations under the LSA.

The LSA contains customary covenants, including, but not limited to: (i) a minimum quarterly quick ratio, which measures the Company’s ability to meet its short-term liabilities as a ratio of unrestricted cash and cash equivalents plus all accounts receivable to current liabilities; (ii) a minimum quarterly debt service coverage ratio; (iii) limitations on the disposition of property; (iv) limitations on changing the Company’s business or permitting a change in control; (v) limitations on additional indebtedness or encumbrances; (vi) restrictions on distributions; and (vii) limitations on certain investments. As of June 30, 2014, we were in compliance with the minimum quarterly debt service coverage ratio. As of June 30, 2014, we were not in compliance with the minimum quarterly quick ratio. We entered into the First Amendment to the LSA with Avidbank dated September 2, 2014 (the “First Amendment”), whereby Avidbank waived the default arising from the failure to comply with the minimum quarterly quick ratio. The First Amendment also extended the maturity date of the revolving line from September 30, 2014 to December 30, 2014. In connection with the First Amendment, we paid approximately $2,125 plus Avidbank’s expenses through the date of the First Amendment.

Management has developed an operating plan for fiscal 2015 and believes we have adequate financial resources to achieve this plan and to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. The fiscal 2015 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products.  We expect further margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai and Zhenjiang, as well as yield improvements improved tool life and expanded coating capability.  Through these actions and our continuing cost reduction programs, we are improving our competitive position in the marketplace.

Our future capital requirements will depend on many factors including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $1.7 million in fiscal 2014 compared to net cash used in financing activities of approximately $212,000 in fiscal 2013. In fiscal 2013, we expended approximately $40,000 in costs associated with the conversion of certain of our convertible debentures and $180,000 to repay outstanding principal amounts due under the convertible debentures. None of our convertible debentures are outstanding. In fiscal 2014, we received approximately $1.5 million in the exercise of warrants, net of costs. In connection with the exercise of warrants, we issued 1,136,143 shares of Class A common stock. The exercise prices ranged from $0.87 to $1.89 per share of Class A common stock.

In the fourth quarter of fiscal 2014, we entered into a Securities Purchase Agreement (the “SPA”) with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”), with respect to a private placement of our Class A common stock. The closing of the sale will occur upon satisfaction of certain closing conditions, including receipt of certain governmental approvals. The initial per share purchase price is $1.62, subject to adjustment at the closing pursuant to the terms of the SPA. As adjusted, the final per share purchase price may be higher or lower than the initial per share purchase price, but in no event shall the per share purchase price be less than $1.40. Based on Pudong’s ownership percentage as of the date of the SPA and assuming the final per share purchase price equals the initial per share price, we estimate that the value of the interest to be acquired by Pudong could equal $3,037,500; however, this amount may increase or decrease based upon various factors.

Cash Flows – Operating and Investing:

Cash flow used in operations was approximately $89,000 for the year ended June 30, 2014, a decrease of approximately $645,000 from fiscal 2013. This decrease was primarily due to our net loss and the reclassification of tooling from fixed assets to inventory. Our cash flow provided by operations was approximately $39,000 for the fourth quarter of fiscal 2014, compared to cash flow provided by operations of approximately $622,000 for the fourth quarter of fiscal 2013. This decrease was primarily due to the change in accounts receivable and inventory. Our fiscal 2015 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than out-sourcing this service.

During fiscal 2014, we expended approximately $2.0 million for capital equipment as compared to $1.1 million during fiscal 2013. The majority of our capital expenditures during both fiscal 2014 and fiscal 2013 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products and equipment and facility improvements for our new facility in Zhenjiang.  We anticipate lower expenditures during fiscal 2015; however, the total amount expended will depend on opportunities and circumstances.

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

The 12-month backlog, as defined above, for the preceding eight fiscal quarters was as follows:

Fiscal Quarter	Ended	Approximate 12-month Backlog
Q4-2014	6/30/2014	$4,275,000
Q3-2014	3/31/2014	$4,690,000
Q2-2014	12/31/2013	$5,156,000
Q1-2014	9/30/2013	$4,423,000
Q4-2013	6/30/2013	$4,144,000
Q3-2013	3/31/2013	$5,014,000
Q2-2013	12/31/2012	$4,640,000
Q1-2013	9/30/2012	$5,458,000

Our 12-month backlog at June 30, 2014 was approximately $4.28 million compared to $4.14 million as of June 30, 2013. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia and for our infrared products. We project continued production and shipment growth for infrared and low-cost lenses in Asia during fiscal 2015.

We continue to diversify our business by expanding our customer base in the following markets; digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue for fiscal 2015 as a result of this diversification.

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

We also calculated an Adjusted EBITDA, which excludes the effect of the non-cash expense associated with the mark-to-market adjustments related to the warrants issued in our June 2012 private placement. We believe this Adjusted EBITDA is helpful for investors to better understand the financial results of our business operations.

The following table sets forth a reconciliation of net income (loss) to EBITDA as well as to Adjusted EBITDA for the preceding eight quarters:

Fiscal Quarter Ended	Net Income (Loss)	Depreciation & Amortization	Interest Expense	EBITDA	Warrant Adjustment	Adjusted EBITDA
6/30/2014	102,451	122,255	13,219	237,925	(278,183)	(40,258)
3/31/2014	(133,322)	119,577	12,995	(750)	130,698	129,948
12/31/2013	(202,033)	200,542	5,245	3,754	35,013	38,767
9/30/2013	(80,345)	223,948	5,222	148,825	18,952	167,777

6/30/2013	(243,765)	211,900	428	(31,437)	502,827	471,390
3/31/2013	217,094	193,039	53,083	463,216	(222,766)	240,450
12/31/2012	140,772	199,658	15,500	355,930	(169,552)	186,378
9/30/2012	101,221	208,637	31,306	341,164	(95,784)	245,380

The primary reason for the decrease in Adjusted EBITDA in the fourth quarter of fiscal 2014 from the same period in fiscal 2013 is due to the change in the fair value of the warrants. The primary reason for the increase in EBITDA in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013 was the improvement of net income and the change in the fair value of the warrants.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2014	6/30/2014	174
Q3-2014	3/31/2014	175
Q2-2014	12/31/2013	154
Q1-2014	9/30/2013	128
Fiscal 2014 average		158
Q4-2013	6/30/2013	94
Q3-2013	3/31/2013	110
Q2-2013	12/31/2012	96
Q1-2013	9/30/2012	85
Fiscal 2013 average		98

Our average DCSI for fiscal 2014 was 188, compared to 98 for fiscal 2013. The increase in DCSI from the prior fiscal year is primarily a result of the reclassification in the second quarter of fiscal 2014 of tooling from fixed and prepaid assets to inventory. Previously, the majority of our tooling costs were classified as property and equipment in the consolidated balance sheet. The periodic amortization of such costs was included in the pool of production overhead costs, a portion of which was capitalized into inventory. We are now classifying tooling costs in inventory.  This reclassification will result in a higher DCSI going forward.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2014	6/30/2014	73
Q3-2014	3/31/2014	74
Q2-2014	12/31/2013	73
Q1-2014	9/30/2013	65
Fiscal 2014 average		71
Q4-2013	6/30/2013	62
Q3-2013	3/31/2013	72
Q2-2013	12/31/2012	75
Q1-2013	9/30/2012	69
Fiscal 2013 average		66

Our average DSO for fiscal 2014 was 76 compared to 66 for fiscal 2013. For the past two years over 45% of our quarterly sales are shipped in the third month of each quarter. These revenues will not be collected before the quarter ends, which negatively impacts our DSO. Also international sales, which are approximately one half of our revenues, have a longer collection cycle. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible. We strive to have DSO no higher than 65.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our significant estimates include the allowance for trade receivables which is made up of reserves for bad debts, inventory reserves for obsolescence, revenue recognition, valuation of compensation expense on stock-based awards and warrant valuation related to a private placement. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our board of directors (the “Board”), and the Board has reviewed our disclosure relating to critical accounting policies and estimates in this prospectus. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Inventories, which consist principally of raw materials, tooling, work-in-process and finished lenses, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. In the third quarter of fiscal 2013, we placed a 100% reserve on our isolator inventories due to our current sales forecast for this product line.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan (the "Plan”) vest ratably over two to four years and generally have four to ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Recent accounting pronouncements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on the Company's financial position or operating results.

In July 2013, the FASB issued ASU 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15,2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this guidance during fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in the quarter ending September 30, 2017.

Item 8.    Financial Statements and Supplementary Data.

See index at page F-1 for the Financial Statements for each of the years in the two-year period ended June 30, 2014.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2014, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2014 based on such criteria.

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

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit LightPath to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On September 2, 2014, we entered into the First Amendment with Avidbank to amend the LSA. Pursuant to the LSA, we are required to comply with certain financial covenants, including a minimum quarterly quick ratio. As of June 30, 2014, we were not in compliance with this ratio. The First Amendment waives our failure to comply with the minimum quarterly quick ratio. The First Amendment also extended the maturity date of the revolving line from September 30, 2014 to December 30, 2014. In connection with the First Amendment, we paid approximately $2,125 plus Avidbank’s expenses through the date of the First Amendment. The foregoing description of the Amendment is qualified in its entirety by reference to the First Amendment, which is attached hereto as Exhibit 10.11 and incorporated by reference herein.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Each of our directors and officers serves until his or her successor is elected and qualified. The names and ages of our directors and officers, the years they became directors or officers, their principal occupations or employment for at least the past five years and certain of their other directorships is set forth below. The Class I directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2017. The Class II directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2016. The Class III directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2015.

Class I Directors

Robert Ripp, 73 Director (Chairman of the Board)	Mr. Ripp has served as a director of the Company since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as the Company’s Interim President and Chief Executive Officer. Mr. Ripp held various executive positions at AMP Incorporated (“AMP”) from 1994 to 1999, including serving as Chairman and Chief Executive Officer from August 1998 until April 1999, when AMP was sold to TYCO International Ltd. Mr. Ripp previously spent 29 years with IBM of Armonk, New York. He held positions in all aspects of operations within IBM culminating in the last four years as Vice President and Treasurer. He retired from IBM in 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University. Mr. Ripp is currently on the board of directors of Ace, Ltd., PPG Industries and Axiall Corporation, all of which are listed on the New York Stock Exchange. Mr. Ripp also serves on the Company’s Compensation and Finance Committees. Mr. Ripp’s extensive business, executive management, and financial expertise gained from various executive positions coupled with his ability to provide leadership skills to access strategic plans, business operational performance, and potential mergers and acquisitions, qualify him for service as a director of our Company.

J. James Gaynor, 63 President & Chief Executive Officer, Director	Mr. Gaynor was appointed as President, Chief Executive Officer and as a director on February 1, 2008 and prior to that served as Interim Chief Executive Officer commencing on September 18, 2007. Mr. Gaynor previously served as the Company’s Corporate Vice President of Operations since July 2006. Mr. Gaynor is also a director of LPOI and LPOIZ. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining the Company, from August 2002 to July 2006, Mr. Gaynor was Director of Operations and Manufacturing for Puradyn Filter Technologies. Previous to that, he was Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division. He has also held executive positions with Spectrum Control, Rockwell International and Corning Glass Works. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in the manufacturing industries since 1976. His experience includes various engineering, manufacturing and management positions in specialty glass, electronics, telecommunications components and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction programs with turnaround and startup companies, acquisitions and management. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry and understands the engineering aspects of our business, due to his engineering background. Mr. Gaynor’s experience and knowledge is necessary to lead our Company and qualify him for service as a director.

Class II Directors

Sohail Khan, 60 Director	Mr. Khan has served as a director of the Company since February 2005. From May 2013 to July 2014, he served as the Chief Executive Officer of Lilliputian Systems, a developer of portable power products for consumer electronics. From July 2011 to April 2013, he was the owner of K5 Innovations, a technology consulting venture. He was the President and Chief Executive Officer and a member of the board of directors of SiGe Semiconductor (“SiGe”), a leader in silicon based radio frequency front-end solutions from April 2007 until it was acquired by Skyworks Solutions Inc. in June 2011. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 2007 to 2012, Mr. Khan served on the board of directors for Gainspan Corporation. From 1996 to 2006, he held various executive positions with Agere Systems/Lucent Technologies ending as Executive Vice President and Chief Strategy & Development Officer of Agere Systems. Mr. Khan has also held various management positions at NEC Electronics, Intel and the National Engineering Services of Pakistan. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley. Mr. Khan also serves on the Company’s Compensation Committee. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management, profit and loss management, mergers and acquisitions, and capital raising, as well as his background in engineering qualifies him for service as a director of our Company.

Dr. Steven Brueck, 70 Director	Dr. Brueck has served as a director of the Company since July 2001. He is a Distinguished Professor, Emeritus, of Electrical and Computer Engineering and of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. He retired in 2014 and continues his active involvement as a University of New Mexico Research Professor. He served as Director of The Center for High Technology Materials from 1986 to 2013. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of The Optical Society, the Institute of Electrical and Electronics Engineers and the American Association for the Advancement of Science. Dr. Brueck serves on the Company’s Audit Committee. Dr. Brueck’s expertise in optics and optics applications, as well as his extensive forty years of research experience in optics, lasers, detectors, lithography, nonlinear optics and related fields qualify him for service as a director of our Company.

M. Scott Faris, 49 Director	Mr. Faris has served as a director of the Company since December 2011. Mr. Faris is an experienced entrepreneur with almost two decades of operating, venture-financing and commercialization experience, involving more than 20 start-up and emerging-growth technology companies. Mr. Faris is the founder and Chief Executive Officer of Aerosonix, Inc. (formerly MicroVapor Devices, LLC), a privately held developer and manufacturer of advanced medical devices since June 2013. Mr. Faris also founded the Astralis Group, a strategy advisor, in 2002 and, since 2004, Mr. Faris served as its Chief Executive Officer. Through the Astralis Group, Mr. Faris provides consulting to start-up companies. Mr. Faris was the founder and Chief Executive Officer of Planar Energy, a company that developed transformational ceramic solid state battery technology and products. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. Mr. Faris founded Planar Energy in June 2007 and served as its Chief Executive Officer until June 2012. From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early stage venture fund specializing in defense technologies. From September 2001 to October 2004, Mr. Faris was the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products, a spin out of the University of North Carolina, Charlotte. From August 1997 to September 2001, he was a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin-out of the University of South Florida. Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator and served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research. Mr. Farris received a Bachelor of Science degree in Management Information Systems from Penn State University in 1988. Mr. Faris is currently on the board of directors of MicroVapor Devices, LLC, Spectra Health, Inc. and Open Photonics, Inc., all of which are private companies. Mr. Faris is the current chairman of the Metro Orlando EDC. Mr. Faris also serves on the Company’s Audit Committee. Mr. Faris’s significant experience in executive management positions at various optical component companies, his experience in the commercialization of optical and opto-electronic component technology and his background in optics, technology and venture capital qualify him for service as a director of our Company.

Class III Directors

Louis Leeburg, 60 Director	Mr. Leeburg has served as a director of the Company since May 1996. Mr. Leeburg is currently a self-employed business consultant. From 1993, Mr. Leeburg has served as the senior financial advisor of The Fetzer Institute. From 1988 until 1993, he served as the Vice President for Finance of The Fetzer Institute, Inc. From 1980 to 1988, he was in financial positions with different organizations with an emphasis in financial management. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. Mr. Leeburg received a Bachelor of Science degree in Accounting from Arizona State University. He is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund and The Institute for Noetic Sciences. Mr. Leeburg also serves on the Company’s Audit and Finance Committees. Mr. Leeburg has a broad range of experience in accounting and financial matters. His expertise gained in various roles in financial management and investment oversight for over thirty years coupled with his knowledge gained as a CPA add invaluable knowledge to our Board and qualify him for service as a director of our Company.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 58 Chief Financial Officer, Secretary and Treasurer	Ms. Cipolla has served as the Company’s Chief Financial Officer, Secretary and Treasurer since February 2006. Ms. Cipolla has also served as a director of LPOI since 2006 and LPOIZ since 2013. Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc., (“LaserSight”) from March 2004 to February 2006. Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant in Massachusetts.

Alan Symmons, 42 Corporate Vice President of Engineering	Mr. Symmons has served as the Company’s Vice President of Corporate Engineering since September 2010. Previously, Mr. Symmons served as the Company’s Director of Engineering from October 2007 to September 2010. Prior to that, Mr. Symmons served as the Opto-Mechanical Manager from October 2006 to October 2007. Prior to joining LightPath, Mr. Symmons was Engineering Manager for Aurora Optical, a subsidiary of Multi-Fineline Electronix, (“MFLEX”), dedicated to the manufacture of cell phone camera modules. From 2000 to 2006, Mr. Symmons worked for Applied Image Group – Optics, (“AIG/O”), a recognized leader in precision injection molded plastic optical components and assemblies, working up to Engineering Manager. AIG/O was purchased by MFLEX in 2006. Prior to 2000, Mr. Symmons held engineering positions at Ryobi N.A., SatCon Technologies and General Dynamics. Mr. Symmons has a Bachelor of Science degree in Mechanical Engineering from Rensselaer Polytechnic Institute and a Masters of Business Administration degree from the Eller School of Management at the University of Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, the Company has relied solely on its review of copies of the reports furnished to the Company, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The text of our Code of Conduct and Ethics is available on our website at www.lightpath.com or may be obtained free of charge by writing to: Secretary, LightPath Technologies, Inc., 2603 Challenger Tech CT, Suite 100, Orlando, FL 32826.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, M. Scott Faris, and Louis Leeburg (Chairman), met four times during fiscal 2014, which meetings included discussions with management and with the Company’s independent auditors to discuss the interim and annual financial statements and the annual report of the Company, and the effectiveness of the Company’s financial and accounting functions and organization. The Audit Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on the Company’s website at www.lightpath.com. The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of the Company’s independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s). The Board has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC, the National Association of Securities Dealers (NASD) and the NCM. The Board has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by SEC rules and qualifies as independent in accordance with the NCM rules. Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.    Executive Compensation.

Summary Compensation Table for Named Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) the Chief Executive Officer and (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of fiscal 2014, which includes the Chief Financial Officer. The Company did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the Company as of the end of fiscal 2014.

			Option	All Other	Total
Name and Position	Fiscal	Salary	Awards	Compensation	($)
	Year	($)	($)**	($) *
(a)	(b)	(c)	(f)	(i)	(j)
J. James Gaynor	2014	279,038	38,430	—	317,468
President & Chief Executive Officer	2013	214,616	37,385	—	252,001
Dorothy M. Cipolla	2014	190,769	11,153	—	201,922
Chief Financial Officer, Treasurer & Secretary	2013	157,385	10,081	—	167,466
Alan Symmons	2014	174,327	10,481	—	184,808
Corporate Vice President of Engineering	2013	133,538	9,409	—	142,947

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

** For valuation assumptions on restricted stock units and stock option awards refer to note 9 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2014. The disclosed amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2014 in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2014.

Narrative Discussion of Summary Compensation Table of Named Executive Officers

The following is a narrative discussion of the material information which we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers. Each named executive officer receives a base salary, and is eligible for an incentive bonus based on attaining certain goals and long-term equity incentive awards, which are designed to reward executive officers for achieving strategic milestones, as well as for retaining executive officers and other key employees.

The goals set for the fiscal 2014 and 2013 incentive bonus plans were not met, so no bonus payments were made to the executive officers. The Compensation Committee did award discretionary stock options to the executive officers for fiscal 2013.

J. James Gaynor

Cash Compensation (Base Salary).

Mr. Gaynor earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $279,038. This represents his annual base salary for fiscal 2014. The base salary paid to Mr. Gaynor for fiscal 2014 constituted approximately 88% of the total compensation paid to Mr. Gaynor as set forth in the “Total” column in the Summary Compensation Table.

Stock Option Awards.

On February 4, 2010, Mr. Gaynor was granted an option to purchase 50,000 shares, all of which are now vested. Based on the vesting schedule of the option, we recognized $17,762 of compensation expense for fiscal 2013 and $10,363 in fiscal 2014.

On November 3, 2010, Mr. Gaynor was granted an option to purchase 25,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $8,388 of compensation expense for fiscal 2013 and $8,388 for fiscal 2014. We expect to recognize compensation expense of approximately $2,797 in fiscal 2015 under ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Gaynor was granted an option to purchase 40,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $6,992 of compensation expense for fiscal 2013 and $6,992 for fiscal 2014. We expect to recognize compensation expense of approximately $6,992 in fiscal 2015 and $1,747 in fiscal 2016 under ASC Topic 718, Stock Compensation.

On October 25, 2012, Mr. Gaynor was granted an option to purchase 40,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $3,565 of compensation expense for fiscal 2013 and $4,752 in fiscal 2014. We expect to recognize compensation expense of approximately $4,752 in each of fiscal 2015 and fiscal 2016 and $1,188 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Gaynor was granted an option to purchase 13,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the options, we recognized $678 of compensation expense for fiscal 2013 and $1,355 in fiscal 2014. We expect to recognize compensation expense of approximately $1,355 in each of fiscal 2015 and fiscal 2016 and $677 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On October 31, 2013, Mr. Gaynor was granted an option to purchase 50,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the options, we recognized $6,580 of compensation expense for fiscal 2014. We expect to recognize compensation expense of approximately $8,772 in each of fiscal 2015, fiscal 2016 and fiscal 2017 and $2,192 in fiscal 2018 under ASC Topic 718, Stock Compensation.

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

Dorothy Cipolla

Cash Compensation (Base Salary).

Ms. Cipolla earned total cash compensation for her services to the Company in fiscal 2014 in the amount of $190,769. This represents her annual base salary for fiscal 2014. The base salary paid to Ms. Cipolla for fiscal 2014 constituted approximately 94% of the total compensation paid to Ms. Cipolla as set forth in the “Total” column in the Summary Compensation Table.

Stock Option Awards.

On February 4, 2010, Ms. Cipolla was granted an option to purchase 10,000 shares, of which all are now vested. Based on the vesting schedule of the option, the Company recognized compensation expense of $3,553 in fiscal 2013 and approximately $2,072 in fiscal 2014.

On November 3, 2010, Ms. Cipolla was granted an option to purchase 9,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $3,020 in both fiscal 2013 and fiscal 2014 and expects to recognize compensation expense of approximately $1,007 in fiscal 2015 under ASC Topic 718, Stock Compensation.

On October 27, 2011, Ms. Cipolla was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $2,185 in both fiscal 2013 and fiscal 2014 and expects to recognize compensation expense of approximately $2,185 in fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Stock Compensation.

On October 25, 2012, Ms. Cipolla was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $1,114 of compensation expense for fiscal 2013 and $1,485 in fiscal 2014. We expect to recognize compensation expense of approximately $1,485 in each of fiscal 2015 and fiscal 2016 and $371 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On January 31, 2013, Ms. Cipolla was granted an option to purchase 4,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $209 of compensation expense for fiscal 2013 and $417 in fiscal 2014. We expect to recognize compensation expense of approximately $417 in each of fiscal 2015 and fiscal 2016 and $208 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On October 31, 2013, Ms. Cipolla was granted an option to purchase 15,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $1,974 of compensation expense for fiscal 2014. We expect to recognize compensation expense of approximately $2,632 in each of fiscal 2015, fiscal 2016 and fiscal 2017 and $658 in fiscal 2018 under ASC Topic 718, Stock Compensation.

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

Alan Symmons

Cash Compensation (Base Salary).

Mr. Symmons earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $174,327. This represents his annual base salary for fiscal 2014. The base salary paid to Mr. Symmons for fiscal 2014 constituted approximately 94% of the total compensation paid to Mr. Symmons as set forth in the “Total” column in the Summary Compensation Table.

Stock Options Awards.

On February 4, 2010, Mr. Symmons was granted an option to purchase 10,000 shares, all of which are now vested. Based on the vesting schedule of the option, the Company recognized compensation expense of $3,553 in fiscal 2013 and approximately $2,072 in fiscal 2014.

On November 3, 2010, Mr. Symmons was granted an option to purchase 7,000 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $2,349 in both fiscal 2013 and fiscal 2014 and expects to recognize compensation expense of approximately $784 in fiscal 2015 under ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Symmons was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, the Company recognized compensation expense of $2,185 in both fiscal 2013 and fiscal 2014 and expects to recognize compensation expense of approximately $2,185 in fiscal 2015 and $545 in fiscal 2016 under ASC Topic 718, Stock Compensation.

On October 25, 2012, Mr. Symmons was granted an option to purchase 12,500 shares. One-fourth of the option shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $1,114 of compensation expense for fiscal 2013 and $1,485 in fiscal 2014. We expect to recognize compensation expense of approximately $1,485 in each of fiscal 2015 and fiscal 2016 and $371 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Symmons was granted an option to purchase 4,000 shares. One-fourth of the options shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $209 of compensation expense for fiscal 2013 and $417 for fiscal 2014. We expect to recognize compensation expense of approximately $417 in each of fiscal 2015 and fiscal 2016 and $208 in fiscal 2017 under ASC Topic 718, Stock Compensation.

On October 31, 2013, Mr. Symmons was granted an option to purchase 15,000 shares. One-fourth of the options shares vests on each of the first, second, third and fourth anniversaries of the grant date. Based on the vesting schedule of the option, we recognized $1,974 of compensation expense for fiscal 2014. We expect to recognize compensation expense of approximately $2,632 in each of fiscal 2015, fiscal 2016 and fiscal 2017 and $658 in fiscal 2018 under ASC Topic 718, Stock Compensation.

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

Amount of Payment Upon
Executive Officer	A Change of Control (1)
J. James Gaynor (2)	$560,000
Dorothy Cipolla (3)	$47,500
Alan Symmons (3)	$43,750

All unvested stock options for Mr. Gaynor immediately vests upon a change-of-control. If Mr. Gaynor is terminated without cause, he is entitled to three months paid COBRA benefits.

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

(2) Payments made pursuant to a change-of-control to Mr. Gaynor would be paid in a lump sum and would only be paid out in the event Mr. Gaynor was no longer employed by the Company.

(3) Payments made pursuant to a change-of-control to Ms. Cipolla or Mr. Symmons would occur according to our normal payroll schedule and would only be paid out in the event they were no longer employed by the Company.

Outstanding Equity Awards at Fiscal Year-End

(a)	(b)	(c)	(e)		(f)
Name	Number of	Number of	Option	Vesting	Option
	Securities	Securities	Exercise	Schedule	Expiration
	Underlying	Underlying	Price ($)		Date
	Unexercised	Unexercised
	Options (#)	Options (#)
	Exercisable	Unexercisable

J. James Gaynor	15,000	—	$3.47	2 year cliff	7	/24/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10	/27/2016
	15,000	—	$3.05	25%/yr for 4 yrs	11	/6/2017
	30,000	—	$2.10	25%/yr for 4 yrs	1	/31/2018
	50,000	—	$2.66	25%/yr for 4 yrs	2	/4/2020
	18,750	6,250	$2.69	25%/yr for 4 yrs	11	/3/2020
	20,000	20,000	$1.39	25%/yr for 4 yrs	10	/27/2021
	10,000	30,000	$0.98	25%/yr for 4 yrs	10	/25/2022
	3,250	9,750	$0.87	25%/yr for 4 yrs	1	/31/2023
	—	50,000	$1.41	25%/yr for 4 yrs	10	/31/2023
Dorothy Cipolla	15,000	—	$4.53	2 year cliff	2	/28/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10	/27/2016
	10,000	—	$3.05	25%/yr for 4 yrs	11	/6/2017
	10,000	—	$2.66	25%/yr for 4 yrs	2	/4/2020
	6,750	2,250	$2.69	25%/yr for 4 yrs	11	/3/2020
	6,250	6,250	$1.39	25%/yr for 4 yrs	10	/27/2021
	3,125	9,375	$0.98	25%/yr for 4 yrs	10	/25/2022
	1,000	3,000	$0.87	25%/yr for 4 yrs	1	/31/2023
	—	15,000	$1.41	25%/yr for 4 yrs	10	/31/2023
Alan Symmons	5,000	—	$5.24	4 year cliff	10	/18/2016
	5,000	—	$3.27	25%/yr for 4 yrs	12	/3/2017
	10,000	—	$2.66	25%/yr for 4 yrs	2	/4/2020
	5,250	1,750	$2.69	25%/yr for 4 yrs	11	/3/2020
	6,250	6,250	$1.39	25%/yr for 4 yrs	10	/27/2021
	3,125	9,375	$0.98	25%/yr for 4 yrs	10	/25/2022
	1,000	3,000	$0.87	25%/yr for 4 yrs	1	/31/2023
	—	15,000	$1.41	25%/yr for 4 yrs	10	/31/2023

The stock options are issued pursuant to the Company’s Amended and Restated Omnibus Incentive Plan and have a ten year life. The awards will terminate 90 days after termination of employment.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board.

Cash Compensation Paid to Board Members

For fiscal year 2005 through September 30, 2013, all non-employee members of the Board received a retainer of $2,000 per month, paid quarterly. The monthly retainer was increased to $2,500 in October 2013. There are no meeting attendance fees paid unless, by action of the Board, such fees are deemed advisable due to a special project or other effort requiring extra-normal commitment of time and effort. Additionally, the following fees are paid to the Chairman of the Board and Committee Chairmen on a quarterly basis for their responsibilities overseeing their respective functions:

Amount
Chairman of the Board	$15,000
Audit Committee Chairman	$2,000
Compensation Committee Chairman	$1,000
Finance Committee Chairman	$1,000

Directors who are employees of the Company receive no compensation for their service as directors.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Company’s Amended and Restated Omnibus Incentive Plan, including stock options, restricted stock awards or units. In fiscal 2014, the following directors received grants under the Company’s Amended and Restated Omnibus Incentive Plan:

	Restricted Stock Units
Name of Director	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steven Brueck	35,460	10/31/2013	$1.41
Sohail Khan	35,460	10/31/2013	$1.41
Louis Leeburg	35,460	10/31/2013	$1.41
Robert Ripp	35,460	10/31/2013	$1.41
M. Scott Faris	35,460	10/31/2013	$1.41
	177,300

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended June 30, 2014.

Name (1)	Fees Earned or	Stock	Total
	Paid in Cash	Awards	($)
	($)(2)	($)(3)
(a)	(b)	(c)	(h)
Robert Ripp	$88,500	$41,976	$130,476
Sohail Khan	$28,500	$41,976	$70,476
Dr. Steven Brueck	$28,500	$41,976	$70,476
Louis Leeburg	$36,500	$41,976	$78,476
M. Scott Faris	$28,500	$29,002	$57,502

(1)	J. James Gaynor, the Company’s President and Chief Executive Officer during fiscal 2014, is not included in this table as he was an employee of the Company and thus received no compensation for his services as director. The compensation received by Mr. Gaynor as an employee of the Company is shown in the Summary Compensation Table on page 26.

(2)	Total fees earned for fiscal 2014, includes all fees earned, including earned but unpaid fees. The amounts of unpaid fees for each director are as follows: Mr. Ripp - $22,500, Mr. Leeburg - $9,500, Dr. Brueck - $7,500, Mr. Khan - $7,500 and Mr. Faris - $7,500.

(3)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2014 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to 2014.

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

Robert Ripp

Cash Compensation (Base Fees and Position Fees).

Mr. Ripp earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $88,500 of which $22,500 was due in accounts payable at year end. This represents his retainer and chairman fees for fiscal 2014. The base fees to Mr. Ripp for fiscal 2014 constituted approximately 68% of the total fees paid to Mr. Ripp as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Ripp was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Ripp was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,437 in both fiscal 2013 and fiscal 2014 and expects to recognize $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Ripp was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and $11,533 in fiscal 2014 and expects to recognize $11,533 in fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

On October 31, 2013, Mr. Ripp was granted a restricted stock unit for 35,460 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,519 in fiscal 2014 and expects to recognize $16,296 in fiscal 2015 and fiscal 2016 and $4,173 in fiscal 2017 in accordance with ASC Topic 718, Stock Compensation.

Sohail Khan

Cash Compensation (Base Fees and Position Fees).

Mr. Khan earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $28,500 of which $7,500 was due in accounts payable at year end. This represents his retainer for fiscal 2014. The base fees to Mr. Khan for fiscal 2014 constituted approximately 40% of the total fees paid to Mr. Khan as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Khan was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Khan was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,437 in both fiscal 2013 and fiscal 2014 and expects to recognize $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Khan was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and $11,533 in fiscal 2014 and expects to recognize $11,533 in fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

On October 31, 2013, Mr. Khan was granted a restricted stock unit for 35,460 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,519 in fiscal 2014 and expects to recognize $16,292 in fiscal 2015 and fiscal 2016 and $4,173 in fiscal 2017 in accordance with ASC Topic 718, Stock Compensation.

Dr. Steven Brueck

Cash Compensation (Base Fees and Position Fees).

Dr. Brueck earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $28,500 of which $7,500 due in accounts payable at year end. This represents his retainer for fiscal 2014. The base fees to Dr. Brueck for fiscal 2014 constituted approximately 40% of the total fees paid to Dr. Brueck as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Dr. Brueck was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Dr. Brueck was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Dr. Brueck was granted a restricted stock unit for 29,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,437 in both fiscal 2013 and fiscal 2014 and expects to recognize $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Dr. Brueck was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and $11,533 in fiscal 2014 and expects to recognize $11,533 in fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

On October 31, 2013, Dr. Brueck was granted a restricted stock unit for 35,460 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,519 in fiscal 2014 and expects to recognize $16,692 in fiscal 2015 and fiscal 2016 and $4,173 in fiscal 2017 in accordance with ASC Topic 718, Stock Compensation.

Louis Leeburg

Cash Compensation (Base Fees and Position Fees).

Mr. Leeburg earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $36,500 of which $9,500 was due in accounts payable at year end. This represents his retainer and audit committee chair fee for fiscal 2014. The base fees to Mr. Leeburg for fiscal 2014 constituted approximately 47% of the total fees paid to Mr. Leeburg as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On February 4, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,807 in fiscal 2013 in accordance with ASC Topic 718, Stock Compensation.

On November 3, 2010, Mr. Leeburg was granted a restricted stock unit for 15,000 shares, all of which are now vested. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,450 in fiscal 2013 and $4,487 in fiscal 2014 in accordance with ASC Topic 718, Stock Compensation.

On October 27, 2011, Mr. Leeburg was granted a restricted stock unit for 29,000 shares. One-third of the shares on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $13,437 in both fiscal 2013 and fiscal 2014 and expects to recognize $3,358 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Leeburg was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and $11,533 in fiscal 2014 and expects to recognize $11,533 in fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

On October 31, 2013, Mr. Leeburg was granted a restricted stock unit for 35,460 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,519 in fiscal 2014 and expects to recognize $16,692 in fiscal 2015 and fiscal 2016 and $4,173 in fiscal 2017 in accordance with ASC Topic 718, Stock Compensation.

M. Scott Faris

Cash Compensation (Base Fees and Position Fees).

Mr. Faris earned total cash compensation for his services to the Company in fiscal 2014 in the amount of $28,500 of which $7,500 was due in accounts payable at year end. This represents his retainer for fiscal 2014. The base fees to Mr. Faris for fiscal 2014 constituted approximately 50% of the total fees paid to Mr. Faris as set forth in the “Total” column in the Summary Compensation Table.

Long-Term Equity Incentive Awards.

On December 23, 2011, Mr. Faris was granted a restricted stock unit for 15,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $4,950 in both fiscal 2013 and in fiscal 2014 and expects to recognize $2,061 in fiscal 2015 in accordance with ASC Topic 718, Stock Compensation.

On January 31, 2013, Mr. Faris was granted a restricted stock unit for 40,000 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $5,767 in fiscal 2013 and $11,533 in fiscal 2014 and expects to recognize $11,533 in fiscal 2015 and $5,766 in fiscal 2016 in accordance with ASC Topic 718, Stock Compensation.

On October 31, 2013, Mr. Faris was granted a restricted stock unit for 35,460 shares. One-third of the shares vests on each of the first, second and third anniversaries of the grant date. Based on the vesting schedule of the stock, the Company recognized compensation expense of $12,519 in fiscal 2014 and expects to recognize $16,692 in fiscal 2015 and fiscal 2016 and $4,173 in fiscal 2017 in accordance with ASC Topic 718, Stock Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2014, the end of the Company’s most recent fiscal year, information regarding (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,715,625	$0.98	566,103
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 1, 2014, the number and percentage of outstanding shares of the Company's Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the named executive officers named in the Summary Compensation Table for Executive Officers in Item 11 above, (iii) directors and named executive officers of the Company as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Class A common stock of the Company. The number of shares of Class A common stock outstanding as of September 1, 2014 was 14,296,910.

The number of shares beneficially owned by each director, named executive officer and greater than 5% beneficial owner is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 1, 2014, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each named executive officer and director and stockholders beneficially owning greater than 5% of our Class A common stock.

	Securities						Percent Owned
	Class A Common Stock						(%)
Name and Address (1)	Restricted (2)	Unrestricted	Warrants	Options	Amount of Shares of Class A Common Stock Beneficially Owned
Robert Ripp, Director	191,160	611,107	—	36,100	838,367	(3) (4)	5.8%
Louis Leeburg, Director	191,160	57,898	455	6,100	255,613	(5)	1.8%
Sohail Khan, Director	192,360	—	—	6,100	198,460	(6)	1.4%
Dr. Steven Brueck, Director	191,160	46,077	—	6,100	243,337	(7)	1.7%
M. Scott Faris, Director	90,460	—	—	—	90,460		0.6%
J. James Gaynor, President & CEO	—	46,600	228	214,500	261,328	(8)	1.6%
Dorothy Cipolla, CFO, Secretary & Treasurer	—	—	—	82,125	82,125	(9)	*
Alan Symmons, Vice President of Engineering	—	1,587	—	45,625	47,212	(10)	*
All directors and named executive officers currently holding office as a group (8 persons)

	856,300	763,269	683	396,650	2,016,902		12.7%

Berg & Berg Enterprises, LLC	—	2,700,330	—	—	2,700,330	(11)	18.9%
Pudong Science and Technology Investment (Cayman) Co., Ltd.	—	1,339,236	—	—	1,339,236	(12)	9.4%

*Less than 1%

Notes:

(1) Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors and officers is “in care of” LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, FL 32826. The address for Berg & Berg Enterprises, LLC, as filed on a Schedule 13G filed February 14, 2008, is 10050 Bandley Drive, Cupertino, CA, 94014. The address for Pudong Science and Technology (Cayman) Co. Ltd., as filed on a Schedule 13G filed August 15, 2013, is 13 Building, No. 439, Chunxiao Rd., Zhangjiang High-tech Park, Pudong, Shanghai 201203, PRC.

(2) Restricted stock units awarded to our directors vest over three years. All directors have elected to defer receipt of the shares until after they leave the Board, either by reason of resignation, termination or otherwise, therefore these shares remain unissued. All unvested restricted stock units for directors will vest upon their resignation or termination from the Board. The amount of restricted stock above reflects both vested and unvested shares included in the restricted stock unit awards. The amounts of vested shares for each director are as follow: Mr. Ripp – 119,366, Mr. Leeburg – 119,366, Mr. Khan – 120,566, Dr. Brueck – 119,366 and Mr. Faris – 23,333.

(3) Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp's adult children and for which he disclaims beneficial ownership.

(4) Includes 36,100 shares of Class A common stock with respect to which Mr. Ripp has the right to acquire. Mr. Ripp holds options which are currently exercisable for an aggregate of 36,100 shares of Class A common stock.

(5) Includes 6,555 shares of Class A common stock with respect to which Mr. Leeburg has the right to acquire. Mr. Leeburg holds warrants which are currently exercisable for an aggregate of 455 shares of Class A common stock and options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.

(6) Includes 6,100 shares of Class A common stock with respect to which Mr. Khan has the right to acquire. Specifically, Mr. Khan holds options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.

(7) Includes 6,100 shares of Class A common stock with respect to which Dr. Brueck has the right to acquire. Dr. Brueck holds options which are currently exercisable for an aggregate of 6,100 shares of Class A common stock.

(8) Includes 214,728 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire. Mr. Gaynor holds warrants which are currently exercisable for an aggregate of 228 shares of Class A common stock and options which are currently exercisable for an aggregate of 214,500 shares of Class A common stock. This amount does not include 83,500 shares of Class A common stock underlying options which remain unvested.

(9) Includes 82,125 shares of Class A common stock with respect to which Ms. Cipolla has the right to acquire. Specifically, Ms. Cipolla holds options which are currently exercisable for an aggregate of 82,125 shares of Class A common stock. This amount does not include 25,875 shares of Class A common stock underlying options which remain unvested.

(10) Includes 45,625 shares of Class A common stock with respect to which Mr. Symmons has the right to acquire. Mr. Symmons holds options which are currently exercisable for an aggregate of 45,625 shares of Class A common stock. This amount does not include 25,375 shares of Class A common stock underlying options which remain unvested.

(11) Excludes 73,233 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC (“BBE”) may have the right to acquire in the future. BBE holds warrants which would be exercisable for an aggregate of 73,233 shares of Class A common stock. However, neither BBE nor the Company is able to effect any exercise of the warrants to the extent that after giving effect to such issuance after exercise BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon exercise warrants. Given that BBE currently holds 18.9% of the issued and outstanding share of Class A common stock, the warrants cannot be exercised.

(12) Pudong Science and Technology Investment (Cayman) Co., Ltd. is wholly owned by Shanghai Pudong Science and Technology Investment Co., Ltd., and for purposes hereof is also deemed as a beneficial owner of the shares.

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

We entered into the SPA with Pudong with respect to a private placement of our Class A common stock. At the time we entered into the SPA, Pudong was a stockholder beneficially owning greater than 5% of our Class A common stock. Based on Pudong’s ownership percentage as of the date of the SPA and assuming the final per share purchase price equals the initial per share purchase price, we estimate that the value of the interest to be acquired by Pudong could equal $3,037,500; however, this amount may increase or decrease based upon various factors.

Director Independence

In accordance with NCM and SEC rules, the Board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NCM listing standards. Based on these standards, the Board has determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder of the Company.

Robert Ripp	Dr. Steven Brueck

M. Scott Faris	Sohail Khan

Louis Leeburg

All of the members of the audit and compensation committees are also independent.

Item 14.    Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by Cross, Fernandez & Riley, LLP (“CFR”) for the audit of the Company’s annual financial statements during the years ended June 30, 2014 and 2013, and fees billed for other services rendered by CFR:

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	112,500	118,650
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$112,500	$118,650

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

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

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

  (1)   Financial Statements – See Index on page F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—As of June 30, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income—For the years ended June 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity—For the years ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows—For the years ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

(b) The following exhibits are filed herewith as a part of this report.

Exhibit
Number	Description	Notes
3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	11

10.1	Directors Compensation Agreement dated November 11, 1999 between Robert Ripp and LightPath Technologies, Inc. and First Amendment thereto	8

10.2	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	9

10.3	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	10

10.4	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	12

10.5	2004 Employee Stock Purchase Plan dated December 6, 2004	13

10.6	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	14

10.7	Loan and Security Agreement dated as of September 30, 2013 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	15

10.8	Intellectual Property Security Agreement dated as of September 30, 2013 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	15

10.9	Securities Purchase Agreement dated April 15, 2014 betweeen LightPath Technologies, Inc. and Pudong Science & Technology (Cayman) Cp. Ltd.	16

10.10	Sixth Amendment to Lease dated as of July 2, 2014 between LightPath Technologies , Inc. and Challenger Discovery LLC	17

10.11	First Amendment to Loan and Security Agreement dated as of September 2, 2014 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	*

14.1	Code of Ethics	18

21.1	Subsidiaries of the Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

9.   The Amended and Restated Omnibus Incentive Plan, dated October 15, 2002 was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002. Amendment No. 1, dated October 20, 2004 and Amendment No. 2, dated December 6, 2004, were filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121389) filed with the Securities and Exchange Commission on December 17, 2004. Amendment No. 3, dated November 1, 2007 and Amendment No. 4, dated January 1, 2009, were filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on December 10, 2012. Amendment No. 5 dated January 1, 2013 was filed as an exhibit to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2013.

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

17.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2014, and is incorporated herein by reference thereto.

18.  This exhibit was filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2009, and is incorporated herein by reference thereto.

* filed herewith

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors

LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez and Riley, LLP

Certified Public Accountants

Orlando, Florida

September 4, 2014

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$1,197,080	$1,565,215
Trade accounts receivable, net of allowance of $5,801 and $20,617	2,472,876	2,126,907
Inventories, net	3,322,983	1,770,681
Other receivables	199,976	353,530
Prepaid expenses and other assets	298,203	262,236
Total current assets	7,491,118	6,078,569
Property and equipment, net	3,173,905	2,235,781
Intangible assets, net	—	35,397
Other assets	27,737	27,737
Total assets	$10,692,760	$8,377,484
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,809,532	$1,065,651
Accrued liabilities	124,582	110,628
Accrued payroll and benefits	477,623	440,462
Deferred revenue	—	1,966
Loan payable, current portion	54,982	—
Capital lease obligation, current portion	6,196	3,602
Total current liabilities	2,472,915	1,622,309
Capital lease obligation, less current portion	6,270	3,302
Deferred rent	76,490	220,216
Warrant liability	731,431	1,102,021
Loan payable, less current portion	109,963	—
Total liabilities	3,397,069	2,947,848
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 14,293,305 and 12,958,239
shares issued and outstanding, respectively	142,933	129,582
Additional paid-in capital	211,812,134	209,645,126
Accumulated other comprehensive income	51,681	52,736
Accumulated deficit	(204,711,057)	(204,397,808)
Total stockholders’ equity	7,295,691	5,429,636
Total liabilities and stockholders’ equity	$10,692,760	$8,377,484

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comprehensive Income

	Year ended
	2014	2013
Product sales, net	$11,834,116	$11,783,539
Cost of sales	6,444,699	6,608,288
Gross margin	5,389,417	5,175,251
Operating expenses:
Selling, general and administrative	4,514,413	3,990,927
New product development	1,215,472	939,025
Amortization of intangibles	35,397	32,868
Loss on disposal of property and equipment	550	2,273
Total costs and expenses	5,765,832	4,965,093
Operating income (loss)	(376,415)	210,158
Other income (expense):
Interest expense	(1,343)	(96,435)
Interest expense - debt costs	(35,338)	(3,882)
Change in fair value of warrant liability	93,520	(14,725)
Other income (expense), net	6,327	120,206
Total other income (expense), net	63,166	5,164
Net income (loss)	$(313,249)	$215,322
Income (loss) per common share (basic)	$(0.02)	$0.02
Number of shares used in per share calculation	14,002,093	12,102,124
(basic)
Income (loss) per common share (diluted)	$(0.02)	$0.02
Number of shares used in per share calculation	14,002,093	12,959,218
(diluted)
Foreign currency translation adjustment	(1,055)	(35,522)
Comprehensive income (loss)	$(314,304)	$179,800

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Years ended June 30, 2014 and 2013

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2012	11,711,952	$117,120	$208,410,216	$88,258	$(204,613,130)	$4,002,464
Issuance of common stock for:
Employee stock purchase plan	10,567	106	8,875	—	—	8,981
Exercise of employee stock options	2,511	25	2,587	—	—	2,612
Conversion of debentures, net of costs	1,148,738	11,487	855,985	—	—	867,472
Interest payment on convertible debentures	84,471	844	86,156	—	—	87,000
Warrant issued for consulting services	—	—	13,000	—	—	13,000
Stock based compensation on stock
options and restricted stock units	—	—	268,307	—	—	268,307
Net income	—	—	—	—	215,322	215,322
Foreign currency translation adjustment	—	—	—	(35,522)	—	(35,522)
Balance at June 30, 2013	12,958,239	$129,582	$209,645,126	$52,736	$(204,397,808)	$5,429,636
Issuance of common stock for:
Vested restricted stock units	191,160	1,912	(1,912)	—	—	—
Employee stock purchase plan	7,764	77	7,336	—	—	7,413
Exercise of warrants, net of costs	1,136,142	11,362	1,527,699	—	—	1,539,061
Reclassification of warrant liability
upon warrant exercise	—	—	277,070	—	—	277,070
Stock based compensation on stock
options and restricted stock units	—	—	356,815	—	—	356,815
Net loss	—	—	—	—	(313,249)	(313,249)
Foreign currency translation adjustment	—	—	—	(1,055)	—	(1,055)
Balance at June 30, 2014	14,293,305	$142,933	$211,812,134	$51,681	$(204,711,057)	$7,295,691

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(313,249)	$215,322
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	666,322	813,234
Interest from amortization of debt costs	35,338	3,882
Loss on disposal of property and equipment	550	2,273
Stock based compensation	356,815	268,307
Provision for doubtful accounts receivable	(8,864)	2,403
Change in fair value of warrant liability	(93,520)	14,725
Deferred rent	(143,726)	(125,510)
Changes in operating assets and liabilities:
Trade accounts receivables	(337,105)	3,769
Other receivables	153,554	(312,530)
Inventories	(1,106,514)	(257,297)
Prepaid expenses and other assets	(91,407)	46,473
Accounts payable and accrued liabilities	794,995	(83,111)
Deferred revenue	(1,966)	(35,784)
Net cash provided by (used in) operating activities	(88,777)	556,156
Cash flows from investing activities
Purchase of property and equipment	(1,982,313)	(1,097,470)
Cash flows from financing activities
Proceeds from exercise of stock options	—	2,612
Proceeds from sale of common stock from employee stock purchase plan	7,413	8,981
Costs associated with conversion of debentures	—	(40,028)
Repayments of debentures	—	(180,000)
Proceeds from exercise of warrants, net of costs	1,539,061	—
Payments on capital lease obligations	(7,409)	(3,601)
Proceeds from loan payable	164,945	—
Net cash provided by (used in) financing activities	1,704,010	(212,036)
Effect of exchange rate on cash and cash equivalents	(1,055)	(35,522)
Change in cash and cash equivalents	(368,135)	(788,872)
Cash and cash equivalents, beginning of period	1,565,215	2,354,087
Cash and cash equivalents, end of period	$1,197,080	$1,565,215
Supplemental disclosure of cash flow information:
Interest paid in cash	$1,343	$1,874
Income taxes paid	2,988	2,350
Vesting of restricted stock units	1,912	—
Supplemental disclosure of non-cash investing & financing activities:
Prepaid interest on convertible debentures through the issuance of common stock	—	87,000
Issuance of common stock through the conversion of 8% debentures	—	907,500
Fair value of warrants issued to consultant	—	13,000
Purchase of equipment through capital lease arrangement	12,972	—
Reclassification of tooling costs to inventory	425,686	—
Reclassification of warrant liability upon exercise	277,070	—

The accompanying notes are an integral part of these consolidated statements.

1.    Organization and History

Organization and History

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). The Company completed its initial public offering (“IPO”) during fiscal 1996. In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned manufacturing subsidiary, located in Zhenjiang, Jiangsu Province, People’s Republic of China.

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

The majority of the impact of this change resulted in a decrease in gross cost of property and equipment by approximately $889,000, less accumulated amortization of approximately $463,000, or a net decrease of approximately $426,000 during the second quarter of fiscal 2014.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon Vision Systems (“Raytheon”) for which revenue is recognized on a percentage of completion basis. The Company is using the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. As of June 30, 2014, the Company invoiced $988,500 and recognized $1,060,629 as revenue with the difference of $72,030 recorded as other receivables which was billed in the first quarter of fiscal 2015. At June 30, 2014, we had $25,000 of billed accounts receivable outstanding with respect to this purchase order. The project was completed in July 2014.

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

The Company files U.S. Federal income tax returns, and various states and foreign jurisdictions. The Company's open tax years subject to examination by the Internal Revenue Service and the Florida Department of Revenue generally remain open for three years from the date of filing.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan (the"Plan”) vest ratably over two to four years and generally have four to ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s loan payable approximates its carrying value based upon current rates available to the Company.

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 17.

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

Recent accounting pronouncements. There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on the Company's financial position or operating results.

In July 2013, the FASB issued ASU 2013-11, “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15,2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt this guidance during fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in the quarter ending September 30, 2017.

3.    Inventories – net

The components of inventories include the following:

	June 30, 2014	June 30, 2013

Raw materials	$1,659,893	$628,956
Work in process	865,041	493,536
Finished goods	1,063,126	874,311
Reserve for obsolescence	(265,077)	(226,122)
	$3,322,983	$1,770,681

During fiscal years 2014 and 2013, the Company evaluated all reserved items and disposed of $77,564 and $9,174, respectively, of parts and wrote them off against the reserve.

In the second quarter of fiscal 2014, gross tooling costs of $889,000, less accumulated amortization of approximately $463,000, were reclassified from fixed assets and $20,102 was reclassified from prepaid expenses into inventory. The value of tooling in raw materials was $912,573 at June 30, 2014.

Inventory increase $1.55 million from June 30, 2013 primarily due to higher tool inventory, the start-up of the LPOI2 Zhenjiang facility and the ramp up of infrared production. $913,000 of this inventory change was related to tooling. $466,000 was due to a re-class of tooling from fixed assets and prepaid expenses to inventory. The remainder of the tooling change was due to a business decision to increase the level of raw material used in the fabrication of our tooling.

4.     Property and Equipment – net

Property and equipment consist of the following:

	Estimated Life (Years)	June 30, 2014	June 30, 2013
Manufacturing equipment	5 - 10	$5,255,571	$3,859,620
Computer equipment and software	3 - 5	299,314	255,100
Furniture and fixtures	5	101,953	75,762
Leasehold improvements	5 - 7	864,378	826,307
Construction in progress		665,977	279,869
Tooling	1 - 5	—	852,143
Total property and equipment		7,187,193	6,148,801

Less accumulated depreciation and amortization	4,013,288	3,913,020
Total property and equipment, net	$3,173,905	$2,235,781

During fiscal years 2014 and 2013, fully depreciated manufacturing equipment and computer equipment in the amount of $0 and $4,800, respectively, was written off as abandoned assets. In fiscal 2013, tooling once fully amortized was disposed. Disposals for tooling were $553,300 for fiscal 2013.

5.    Intangible Assets – net

Intangible assets consist of the following:

	June 30, 2014	June 30, 2013

Gross carrying amount	$621,302	$621,302
Accumulated amortization	(621,302)	(585,905)
Net carrying amount	$—	$35,397

Amortization expense related to intangible assets totaled approximately $35,000 and $33,000 during the fiscal years ended June 30, 2014 and 2013, respectively. The intangible assets are fully amortized as of June 30, 2014.

6.    Accounts Payable

The accounts payable balance includes $54,500 and $51,300 representing earned but unpaid board of directors’ fees as of June 30, 2014 and June 30, 2013, respectively.

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

Warrants

Warrants shares outstanding at June 30, 2014 equal 2,127,230 and include:

•	warrants to purchase up to 582,229 shares of Class A common stock at $1.73 per share at any time through February 19, 2015 issued in connection with a private placement financing in fiscal 2010;
•	warrants to purchase up to 101,549 shares of Class A common stock at $2.48 per share at any time through October 8, 2015 issued in connection with a private placement financing in fiscal 2010;
•	warrants to purchase up to 1,393,452 shares of Class A common stock at $1.26 per share at any time through December 11, 2017 issued in connection with a private placement financing in fiscal 2012;
•	warrants to purchase up to 25,000 shares of Class A common stock at $1.03 per share at any time through December 29, 2015 issued in connection with an investor relations contract in fiscal 2012; and
•	warrants to purchase up to 25,000 shares of Class A common stock at $0.95 per share at any time through April 30, 2016 issued in connection with an investor relations contract in fiscal 2012.

  During fiscal 2014, the Company received approximately $1,539,000 in net proceeds from the exercise of warrants. The Company issued 1,136,143 shares of common stock in connection with these exercises. The exercise prices ranged from $0.87 to $1.89 per share of common stock.

8.    Income Taxes

Due to the Company’s losses from operations, no provision for income taxes during the years ended June 30, 2014 and 2013. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2014	2013

Deferred tax assets:
Net operating loss and credit carryforwards	$33,098,000	$35,198,000
Intangible assets	75,000	148,000
Capital loss and R&D credits	1,454,000	1,442,000
Research development expenses	639,000	652,000
Inventory	128,000	100,000
Accrued expenses and other	—	56,000

Gross deferred tax assets	35,394,000	37,596,000
Valuation allowance for deferred tax assets	(35,136,000)	(37,234,000)

Total deferred tax assets	258,000	362,000
Deferred tax liabilities:

Depreciation and other	(258,000)	(362,000)

Total deferred tax liabilities	(258,000)	(362,000)

Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the United States federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $88.0 million prior to the expiration of net operating loss carry-forwards from 2015 through 2034. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $35,136,000 at June 30, 2014, a decrease of approximately $2,098,000 over June 30, 2013.

At June 30, 2014, in addition to net operating loss carry forwards, the Company also has research and development credit carry forwards of approximately $1,454,000, of which $38,505 will expire if unused by June 30, 2019. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9.    Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s Amended and Restated Omnibus Incentive Plan (the “Plan”) included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock units have been granted to date.

These plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at June 30,	at June 30,
Equity Compensation Arrangement	Authorized	2014	2014
Amended and Restated Omnibus Incentive Plan	2,715,625	1,510,458	566,103
Employee Stock Purchase Plan	200,000	—	101,693

	2,915,625	1,510,458	667,796

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date. This discount of $755 and $898 for fiscal 2014 and 2013, respectively, is included in selling, general and administrative expense in the accompanying financial statements.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes pricing model. The ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and restricted stock units (“RSUs”) granted in the years ended June 30, 2014 and 2013, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year ended	Year ended
	June 30, 2014	June 30, 2013
Expected volatility	105% - 123%	110% - 120%
Weighted average expected volatility	105% - 123%	110% - 120%
Dividend yields	0%	0%
Risk-free interest rate	1.60% - 2.81%	0.67% - 1.72%
Expected term, in years	3 - 7	3 - 7

Most awards granted under the Company’s Plan vest ratably over two to four years and generally have three-year to ten-year contract lives. The initial assumed forfeiture rate used in calculating the fair value of option grants with both performance and service conditions was approximately 20% for 2014 and 2013. The forfeiture rate for RSUs was 0% for both 2014 and 2013. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards. The interest rate used is the treasury interest rate for constant maturities. The forfeiture rate for RSUs for directors is 0% because upon termination of service as a director, all outstanding RSUs immediately vest.

Information Regarding Current Share-based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2014 and 2013 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2012	576,393	$2.61	6.4	594,700	1.0
Granted	98,500	0.96	9.4	240,000	2.6
Exercised	(2,511)	1.05	5.5	—	—
Cancelled	(87,373)	0.91	7.0	—	—

June 30, 2013	585,009	$2.38	5.9	834,700	1.1
Granted	83,000	1.41	9.4	212,760	2.3
Exercised	—	—	—	(191,160)	—
Cancelled	(13,851)	2.40	—	—	—
June 30, 2014	654,158	$2.25	5.5	856,300	0.9

Awards exercisable/
vested as of
June 30, 2014	461,158	$2.63	4.3	534,663	—

Awards unexercisable/
unvested as of
June 30, 2014	193,000	$1.34	8.5	321,637	0.9
	654,158			856,300

		Stock Options	RSU	All Awards
Weighted average fair value
of share awards granted for the year ended
June 30, 2014		$1.21	$1.41	$1.36

The total intrinsic value of share options exercised for years ended June 30, 2014 and 2013 was $0 and $452, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2014 and 2013 was $22,000 and $9,000 respectively.

The total fair value of shares options vested during the years ended June 30, 2014 and 2013 was $122,000 and $123,000, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2014 and 2013 was $289,000 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2014 and 2013 was $683,000 and $508,000, respectively.

The total fair value of RSUs vested during the years ended June 30, 2014 and 2013 was $334,000 and $94,000, respectively.

As of June 30, 2014 there was $380,101 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Year ended June 30, 2015	$41,642	$156,625	$198,267

Year ended June 30, 2016	27,299	112,291	139,590

Year ended June 30, 2017	17,572	20,865	38,437

Year ended June 30, 2018	3,807	—	3,807
	$90,320	$289,781	$380,101

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2014 and 2013 and changes during the two years then ended:

	Stock Options		Total	Weighted-Average Grant Date Fair Values
Unexercisable/unvested awards	Shares	RSU Shares	Shares	(per share)
June 30, 2012	198,125	235,000	433,125	$2.42
Granted	98,500	240,000	338,500	0.85
Vested	(59,875)	(103,330)	(163,205)	1.91
Cancelled/Forfeited	(53,500)	—	(53,500)	1.64
June 30, 2013	183,250	371,670	554,920	$1.57
Granted	83,000	212,760	295,760	1.36
Vested	(73,250)	(262,793)	(336,043)	1.36
Cancelled/Forfeited	—	—	—	—
June 30, 2014	193,000	321,637	514,637	$1.18

Acceleration of Vesting— The Company has not accelerated the vesting of any stock options. The vesting was accelerated on 75,460 RSUs for a former member of our Board of Directors upon his death.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2014 and 2013 included in the Consolidated Statement of Operations and Comprehensive Income:

	Year ended
	June 30,	June 30,
	2014	2013
Stock options	68,113	65,286
RSU	288,702	203,021
Total	356,815	268,307
The amounts above were included in:
General & administrative	346,119	263,247
Cost of sales	—	(4,350)
New product development	10,696	9,410
	356,815	268,307

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

	Year ended
	June 30,
	2014	2013

Net income (loss)	$(313,249)	$215,322

Weighted average common shares outstanding:
Basic	14,002,093	12,102,124

Effect of dilutive securities:
Options to purchase common stock	—	1,438
Restricted stock units	—	834,700
Common stock warrants	—	20,956
Diluted	14,002,093	12,959,218

Earnings (Loss) per common share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Excluded from computation:
Options to purchase common stock	654,158	583,571
Restricted stock units	856,300	—
Common stock warrants	2,127,230	3,424,669
	3,637,688	4,008,240

11.    Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009. Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) contribution plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions until February 27, 2009, when the match was eliminated. Currently there are 20 employees who are enrolled in this program. The 401(k) contribution plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. The Company made no matching contributions during the fiscal years ended June 30, 2014 and 2013.

12.    Lease Commitments

The Company has operating leases for office space. At June 30, 2014, the Company has a lease agreement for a manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expands our space to 26,077 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there are two three year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the sixth lease amendment.

As of June 30, 2014, the Company, through its wholly-owned subsidiary, has a lease agreement for a manufacturing and office facility in Shanghai, China (the “China Lease”). The China Lease, which was for a two year extension on the five-year original term, expires April 2016.

As of June 30, 2014, the Company, through its wholly-owned subsidiary, has a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2013 and 2014, the Company entered into three-year capital lease agreements for computer equipment and is included as part of Property and Equipment. Assets under capital lease are included in computer equipment and software for $23,000, with accumulated amortization as of June 30, 2014 of $10,800. Amortization related to capital leases will be included in depreciation expense.

Rent expense totaled $440,576 and $434,930 during the years ended June 30, 2014 and 2013, respectively.

The approximate future minimum lease payments under capital and operating leases at June 30, 2014 were as follows:

Fiscal year ending June 30,	Capital Lease	Operating Lease

2015	7,349	334,255
2016	3,406	361,206
2017	3,406	364,698
2018	—	381,729
2019 and beyond	—	1,455,449
Total Minimum Payments	14,161	2,897,337

Less Imputed Interest	(1,695)
Present value of minimum lease payments included in long term debt	12,466
Less short term portion	6,196
Long term portion	$6,270

We negotiated a new lease on our Orlando facility in July 2014 which increased our space from 22,000 square feet to 26,100 square feet, or by 20%, and reduced our expense by 25%. The term was extended to April 2022. The payments above include this new lease.

13.  Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

14.    Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity which was a gain of $51,681 and $52,736 at June 30, 2014 and 2013, respectively. The Company as of June 30, 2014 had approximately $7,575,000 in assets and $6,280,000 in net assets located in China. The Company as of June 30, 2013 had approximately $5,403,000 in assets and $4,327,000 in net assets located in China.

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

In fiscal 2014, sales to three customers comprised approximately 27% of our annual sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2013, sales to five customers comprised approximately 38% of our annual sales.

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

On March 25, 2013, the Company and the remaining Debenture holders holding approximately 93.10% of the outstanding principal amount of the Debentures executed a Conversion Agreement (the “Conversion Agreement”) in connection with the early conversion of the Debentures. In consideration of converting the Debentures prior to the maturity date, the Company issued to each Debenture holder additional shares of Class A common stock to compensate the converting Debenture holders for the difference between the conversion price per share, or $1.54, and the closing bid price per share of common stock as reported on the NCM on March 22, 2013, or $0.79 (the “Conversion Incentive Shares”). In connection with the conversion of the Debentures, the Company issued a total of 1,148,738 shares of common stock, 559,448 of which we issued as Conversion Incentive Shares.

The summary of the Debenture conversion activity by fiscal year is as follows:

	Outstanding Principal		Repayment of Outstanding
Fiscal Year	Amount Converted	Shares Issued	Principal Amounts
2009	$732,250	475,487	$0
2010	$262,500	170,455	$0
2011	$832,500	540,592	$0
2012	$14,250	0	$14,250
2013	$1,087,500	589,590	$180,000

17.    Derivative Financial Instruments (Warrant Liability)

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

In accordance with generally accepted accounting principles (“GAAP”), the fair value of the June 2012 Warrants exercised in July 2013, were re-measured just prior to exercise. The resulting fair value of these warrants of $277,070 was reclassified out of Warrant Liability and into Additional Paid-in Capital on the accompanying consolidated balance sheet during the year ended June 30, 2014. The fair value of the remaining outstanding June 2012 Warrants was re-measured on June 30, 2014 to reflect their fair market value at the end of the fiscal fourth quarter. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are exercised or expire. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	6/30/2014
Equivalent Volatility	59.40%
Equivalent Interest Rate	0.64%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	80.10%
FV of call	$0.6100
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $731,430 at June 30, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended June 30, 2014:

Warrant Liability
Fair value, June 30, 2013	$1,102,021
Exercise of common stock warrants	(277,070)
Change in fair value of warrant liability	(93,520)
Fair value, June 30, 2014	$731,431

18.    Deferred Revenue/Costs in Excess of Billings

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

As of June 30, 2014, the Company invoiced $988,500 and recognized $1,060,629 as revenue ($481,000 recognized during fiscal 2013 and a reversal of revenue of $36,500 during fiscal 2014). The balance of $72,030 is recorded as other receivables. The project was completed in July 2014. At June 30, 2014, the Company had $25,000 of billed accounts receivable outstanding with respect to this purchase order.

19.    $2,000,000 Credit Facility and Loan Payable

On September 30, 2013, the Company entered into a LSA with Avidbank. Pursuant to the LSA, Avidbank will lend to the Company under a revolving credit facility an aggregate outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line may be repaid and reborrowed at any time prior to September 30, 2014, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments are due and payable on the last business day of each month.

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

Approximately $165,000 was outstanding on the LSA as of June 30, 2014 as equipment advances. Our monthly payment equals $4,600 plus interest, accruing at a rate of 4.75% per annum. Principal is being repaid over a 36-month period commencing in July 2014. Principal repayments due and payable total approximately $55,000 for each of the fiscal years ending June 30, 2015, 2016 and 2017. and are reported as Loan Payable on the accompanying consolidated balance sheet at June 30, 2014.

The Company’s obligations under the LSA are secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech, Inc. has guaranteed the Company’s obligations under the LSA.

The LSA contains customary covenants, including, but not limited to: (i) a minimum quarterly quick ratio, which measures the Company’s ability to meet its short-term liabilities as a ratio of unrestricted cash and cash equivalents plus all accounts receivable to current liabilities; (ii) a minimum quarterly debt service coverage ratio; (iii) limitations on the disposition of property; (iv) limitations on changing the Company’s business or permitting a change in control; (v) limitations on additional indebtedness or encumbrances; (vi) restrictions on distributions; and (vii) limitations on certain investments. As of June 30, 2014, we were in compliance with the minimum quarterly debt service coverage ratio. We were not in compliance with the minimum quarterly quick ratio. We entered into the First Amendment, whereby Avidbank waived the default arising from the failure to comply with the minimum quarterly quick ratio. The First Amendment also extended the maturity date of the revolving line to December 30, 2014. In connection with the First Amendment, we paid $2,125 plus Avidbank expenses through the date of the First Amendment.

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

20.    Pudong Private Placement

On April 15, 2014, the Company executed a SPA with Pudong, with respect to a private placement (the “Offering”) of the Company’s Class A Common Stock. The Company will sell to Pudong a number of shares to be determined that will result in Pudong beneficially owning 19.9% of the Company’s outstanding shares of Common Stock immediately after issuance of the shares of Company Stock pursuant to the SPA. Currently, Pudong is the beneficial owner of 9.4% of the Company’s outstanding shares of Common Stock.

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

Date:  September 4, 2014

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR	September 4, 2014	/s/ DOROTHY M. CIPOLLA	September 4, 2014
James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP	September 4, 2014	/s/ SOHAIL KHAN	September 4, 2014
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ DR. STEVEN R. J. BRUECK	September 4, 2014	s/ LOUIS LEEBURG	September 4, 2014
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

/s/ M. Scott Faris	September 4, 2014
M. Scott Faris Director

S-1