Form 10-Q
period 2014-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2014-11-06
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

14,297,166 shares of common stock, Class A, $.01 par value, outstanding as of November 3, 2014.

LIGHTPATH TECHNOLOGIES, INC.

 Form 10-Q

Item 1. Financial Statements

 LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
Assets	2014	2014
Current assets:
Cash and cash equivalents	$786,677	$1,197,080
Trade accounts receivable, net of allowance of $5,936 and $5,801	2,043,048	2,472,876
Inventories, net	3,514,365	3,322,983
Other receivables	195,254	199,976
Prepaid expenses and other assets	384,295	298,203
Total current assets	6,923,639	7,491,118

Property and equipment, net	3,347,806	3,173,905
Other assets	27,737	27,737
Total assets	$10,299,182	$10,692,760
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,888,156	$1,809,532
Accrued liabilities	41,989	124,582
Accrued payroll and benefits	612,388	477,623
Loan payable, current portion	54,982	54,982
Capital lease obligation, current portion	4,996	6,196
Total current liabilities	2,602,511	2,472,915

Capital lease obligation, less current portion	5,622	6,270
Deferred rent	20,522	76,490
Warrant liability	785,389	731,431
Loan payable, less current portion	100,800	109,963
Total liabilities	3,514,844	3,397,069

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 14,297,166 and 14,293,305 shares issued and outstanding, respectively	142,972	142,933
Additional paid-in capital	211,880,260	211,812,134
Accumulated other comprehensive income	51,213	51,681
Accumulated deficit	(205,290,107)	(204,711,057)
Total stockholders’ equity	6,784,338	7,295,691
Total liabilities and stockholders’ equity	$10,299,182	$10,692,760

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

	(Unaudited)
	Three months ended
	September 30,
	2014	2013
Product sales, net	$2,603,309	$2,809,712
Cost of sales	1,625,675	1,490,642
Gross margin	977,634	1,319,070
Operating expenses:
Selling, general and administrative	1,144,235	1,076,622
New product development	343,712	294,955
Amortization of intangibles	—	8,217
Loss on disposal of property and equipment	218	1,058
Total costs and expenses	1,488,165	1,380,852
Operating loss	(510,531)	(61,782)

Other income (expense):
Interest expense	(3,369)	(172)
Interest expense - debt costs	(12,645)	(5,050)
Change in fair value of warrant liability	(53,958)	(18,952)
Other expense, net	1,453	5,611
Total expense, net	(68,519)	(18,563)
Net loss	$(579,050)	$(80,345)

Loss per common share (basic and diluted)	$(0.04)	$(0.01)
Number of shares used in per share calculation (basic and diluted)	14,312,061	13,567,712
Foreign currency translation adjustment	(468)	9,689
Comprehensive loss	$(579,518)	$(70,656)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Three Months Ended September 30, 2014

(Uunaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2014	14,293,306	$142,933	$211,812,134	$51,681	$(204,711,057)	$7,295,691
Issuance of common stock for:
Employee stock purchase plan	3,860	39	4,863	—	—	4,902
Stock based compensation on stock options and restricted stock units	—	—	63,263	—	—	63,263
Net loss	—	—	—	—	(579,050)	(579,050)
Foreign currency translation adjustment	—	—	—	(468)	—	(468)

Balance at September 30, 2014	14,297,166	$142,972	$211,880,260	$51,213	$(205,290,107)	$6,784,338

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(579,050)	$(80,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129,323	223,948
Interest from amortization of debt costs	12,645	—
Loss on disposal of property and equipment	218	1,058
Stock based compensation	63,263	69,828
Provision for doubtful accounts receivable	(136)	5,849
Change in fair value of warrant liability	53,958	18,952
Deferred rent	(55,968)	(39,245)
Changes in operating assets and liabilities:
Trade accounts receivables	429,964	123,915
Other receivables	4,722	100,000
Inventories	(191,382)	(320,382)
Prepaid expenses and other assets	(98,737)	(94,268)
Accounts payable and accrued liabilities	130,796	241,605
Net cash provided by (used in) operating activities	(100,384)	250,915
Cash flows from investing activities
Purchase of property and equipment	(303,442)	(225,515)

Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	4,902	2,512
Proceeds from exercise of warrants, net of costs	—	1,279,447
Payments on capital lease obligations	(1,848)	(3,062)
Payments on loan payable	(9,163)	—
Net cash provided by (used in) financing activities	(6,109)	1,278,897
Effect of exchange rate on cash and cash equivalents	(468)	9,689
Change in cash and cash equivalents	(410,403)	1,313,986
Cash and cash equivalents, beginning of period	1,197,080	1,565,215
Cash and cash equivalents, end of period	$786,677	$2,879,201

Supplemental disclosure of cash flow information:
Interest paid in cash	$3,369	$175
Income taxes paid	1,036	2,166
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangement	—	12,972

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1.	Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in June and the associated quarters of those fiscal years.

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

History:

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). The Company completed its initial public offering during fiscal 1996. In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned manufacturing subsidiary, located in Zhenjiang, Jiangsu Province, People’s Republic of China.

LightPath is a manufacturer and integrator of families of precision molded aspheric optics, infrared lenses, high-performance fiber-optic collimator, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. The Company also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms LightPath, the Company, we, us or our, refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Inventories, which consist principally of raw materials, tooling, work-in-process, finished lenses, collimators and assemblies are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

Deferred revenue relates to a $1.1 million purchase order from Raytheon Vision Systems (“Raytheon”) for which revenue is recognized on a percentage of completion basis. The Company used the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. The Company recorded in deferred revenue, or other receivables, in the accompanying consolidated balance sheet, based on the difference between the amounts invoiced on the project and the amount recognized into revenue or expenses incurred. All revenue associated with the purchase order had been recognized prior to June 30, 2014. At September 30, 2014, all amounts invoiced have been collected.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan (the “Plan”) vest ratably over two to four years and generally have four to ten-year contract lives. The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 8.

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

Recent accounting pronouncements. There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on the Company’s financial position or operating results.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This new guidance requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The provisions of this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this guidance for fiscal 2015 and does not expect the adoption to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

3.	Inventories

The components of inventories include the following:

	September 30, 2014	June 30, 2014

Raw materials	$1,702,115	$1,659,893
Work in process	1,143,488	865,041
Finished goods	951,320	1,063,126
Reserve for obsolescence	(282,558)	(265,077)
	$3,514,365	$3,322,983

In the second quarter of fiscal 2014, we changed our classification of tooling cost associated with inventory costs. Tooling costs are now classified as a direct inventory cost into specific products through our production costing process. This reclassification resulted in gross tooling costs of $889,000, less accumulated amortization of approximately $463,000, being reclassified from fixed assets and $20,102 being reclassified from prepaid expenses into inventory during the second quarter of 2014.

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	September 30,	June 30,
	Life (Years)	2014	2014

Manufacturing equipment	5 - 10	$5,268,653	$5,255,571
Computer equipment and software	3 - 5	315,752	299,314
Furniture and fixtures	5	102,916	101,953
Leasehold improvements	5 - 7	1,139,063	864,378
Construction in progress		662,225	665,977
Total property and equipment		7,488,609	7,187,193

Less accumulated depreciation and amortization		4,140,803	4,013,288
Total property and equipment, net		$3,347,806	$3,173,905

5. Accounts Payable

The accounts payable balance includes approximately $66,000 and $55,000 representing earned but unpaid board of directors’ fees as of September 30, 2014 and June 30, 2014, respectively.

6. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Plan includes several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permits employees to purchase shares of Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event may any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee may purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The discount on market value is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income and was $502 and $248 for the three months ended September 30, 2014 and 2013, respectively.

These two plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at September 30,	at September 30,
Equity Compensation Arrangement	Authorized	2014	2014
Amended and Restated Omnibus Incentive Plan	2,715,625	1,510,458	566,103
Employee Stock Purchase Plan	200,000	—	97,833

	2,915,625	1,510,458	663,936

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value is the amount of the discounted market value the employee obtains at the date of the purchase transaction.

No stock options or restricted stock units were granted in the first quarter of fiscal 2015 or 2014.

Most options granted under the Plan vest ratably over two to four years and are generally exercisable up to ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the three months ended September 30, 2014 and 2013. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2014 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2014	654,158	$2.25	5.5	856,300	0.9

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—

September 30, 2014	654,158	$2.25	5.3	856,300	0.8

Awards exercisable/ vested as of September 30, 2014	461,158	$2.63	4.0	501,997	—

Awards unexercisable/ unvested as of September 30, 2014	193,000	$1.34	8.2	354,303	0.8
	654,158			856,300

The total intrinsic value of options outstanding and exercisable at September 30, 2014 and 2013 was $31,529 and $7,653, respectively.

The total intrinsic value of RSUs exercised during the three months ended September 30, 2014 and 2013 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2014 and 2013 was $737,936 and $495,737, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2014 and 2013 was $0 and $0, respectively.

The total fair value of option shares vested during the three months ended September 30, 2014 and 2013 was $0 and $0, respectively.

As of September 30, 2014, there was $316,837 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
	Stock	Stock
	Options	Units	Total
Nine Months ended June 30, 2015	$28,329	$106,675	$135,004
Year ended June 30, 2016	27,299	112,291	139,590
Year ended June 30, 2017	17,571	20,865	38,436
Year ended June 30, 2018	3,807	—	3,807
	$77,006	$239,831	$316,837

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

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of September 30, 2014 and changes during the three months then ended:

	Stock Options	RSU	Total	Weighted-Average Grant Date Fair Values
Unexercisable/unvested awards	Shares	Shares	Shares	(per share)
June 30, 2014	193,000	354,303	514,637	$1.18
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled/Forfeited	—	—	—	—
September 30, 2014	193,000	354,303	514,637	$1.18

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2014 and 2013 included in the consolidated statements of operations and comprehensive income:

	(Unaudited)	(Unaudited)
	Three months ended	Three months ended
	September 30,	September 30,
	2014	2013

Stock options	$13,313	$17,676
RSU	49,950	52,152
Total	$63,263	$69,828

The amounts above were included in:
General & administrative	$60,869	$67,330
New product development	2,394	2,498
	$63,263	$69,828

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the three month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net loss of approximately $500 for the three months ended September 30, 2014 and a gain of approximately $10,000 for the three months ended September 30, 2013. As of September 30, 2014, we had approximately $7.46 million in assets and $6.10 million in net assets located in China at LPOI’s Shanghai and LPOIZ’s Zhenjiang facilities. As of June 30, 2014, we had approximately $7.58 million in assets and $6.28 million in net assets located in China at LPOI’s Shanghai facility and LPOIZ’s Zhenjiang facilities.

8. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. The Company accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if the Company issues or sell shares of its Class A common stock at a price which is less than the then current warrant exercise price, the June 2012 Warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s Class A common stock.

The fair value of the outstanding June 2012 Warrants was re-measured on September 30, 2014 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until warrant exercise or expiration. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	9/30/2014
Equivalent Volatility	56.66%
Equivalent Interest Rate	0.69%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	62.70%
FV of call	$0.6550
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $785,389 at September 30, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended September 30, 2014:

Warrant Liability
Fair value, June 30, 2014	$731,431
Exercise of common stock warrants	—
Change in fair value of warrant liability	53,958
Fair value, September 30, 2014	$785,389

9. Deferred Revenue/Costs in Excess of Billings

In January 2012, the Company received a purchase order for $1.1 million from Raytheon. The purchase order was for development of low cost manufacturing processes for infrared optics and was in support of Raytheon’s $13.4 million Defense Advanced Research Projects Agency’s (DARPA) Low Cost Thermal Imaging Manufacturing (LCTI-M) program. The goal of LCTI-M was to develop a wafer scale manufacturing process that would result in a camera on a chip, making thermal imagers affordable, accessible, and ubiquitous to every warfighter.

The Company used the “cost-to-cost method” to allow it to measure progress toward completion based on the ratio of costs incurred to date to total estimated costs. All revenue associated with the purchase order was recognized prior to June 30, 2014. At September 30, 2014, all invoiced amounts have been collected.

10. $2,000,000 Credit Facility

On September 30, 2013, the Company entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank will lend to the Company under a revolving credit facility an aggregate outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 30, 2014, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments are due and payable on the last business day of each month.

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

As of September 30, 2014, approximately $156,000 was outstanding under the LSA as equipment advances. Our monthly payment equals $4,600 plus interest, accruing at a rate of 4.75% per annum. Principal is being repaid over a 36-month period commencing in July 2014. Principal repayments due and payable total approximately $55,000 for each of the fiscal years ending June 30, 2015, 2016 and 2017, and are reported as Loan Payable on the accompanying consolidated balance sheet at September 30, 2014.

The Company’s obligations under the LSA are secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltechhas guaranteed the Company’s obligations under the LSA.

The LSA contains customary covenants, including, but not limited to: (i) a minimum quarterly quick ratio, which measures the Company’s ability to meet its short-term liabilities as a ratio of unrestricted cash and cash equivalents plus all accounts receivable to current liabilities; (ii) a minimum quarterly debt service coverage ratio; (iii) limitations on the disposition of property; (iv) limitations on changing the Company’s business or permitting a change in control; (v) limitations on additional indebtedness or encumbrances; (vi) restrictions on distributions; and (vii) limitations on certain investments. As of June 30, 2014, we were in compliance with the minimum quarterly debt service coverage ratio but we were not in compliance with the minimum quarterly quick ratio. We entered into the First Amendment to Loan and Security Agreement (the “First Amendment”), whereby Avidbank waived the default arising from the failure to comply with the minimum quarterly quick ratio. The First Amendment also extended the maturity date of the Revolving Line to December 30, 2014. In connection with the First Amendment, we paid $2,125 plus Avidbank expenses through the date of the First Amendment. As of September 30, 2014, we were not in compliance with the minimum quarterly quick ratio or the minimum quarterly debt service coverage ratio. We entered into the Second Amendment to the Loan and Security Agreement with Avidbank dated November 5, 2014 (the “Second Amendment”), whereby Avidbank waived the default arising from the failure to comply with the minimum quick ratio and the minimum quarterly debt services coverage ratio. The Second Amendment also amends the LSA to require the Company to wire any amounts owing to the Company to a lockbox account. Avidbank, may, in its sole discretion, credit amounts deposited into the lockbox account against any amounts outstanding under the Revolving Line, and then, credit remaining balance to the Company’s operating account. In connection with the Second Amendment, we paid approximately $1,500 plus Avidbank’s expenses through the date of the Second Amendment.

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

11. Pudong Private Placement

On April 15, 2014, the Company executed a Securities Purchase Agreement with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”), with respect to a private placement (the “Offering”) of the Company’s Class A common stock. The Securities Purchase Agreement was subsequently amended, (as amended the “SPA”) and assigned by Pudong to an affiliate, Pudong Science & Technology Investment (Cayman) Co. Ltd. (“Pudong Investment”). Under the SPA, the Company will sell to Pudong Investment a number of shares to be determined that will result in Pudong and Pudong Investment beneficially owning an aggregate 14.9% of the Company’s outstanding shares of common stock immediately after issuance of the shares of the common stock. Currently, Pudong Investment is the beneficial owner of 9.4% of the Company’s outstanding shares of common stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath Technologies, Inc. (“LightPath”, the “Company” or “we”). All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the Securities and Exchange Commission (“SEC”). In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LPOI, a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. The manufacturing operations are housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai. This plant increased our overall production capacity, enabled LightPath to compete for larger production volumes of optical components and assemblies, and strengthened our partnerships within the Asia/Pacific region.

In December 2013, we formed LPOIZ, a wholly-owned subsidiary that is housed in a 26,000 square foot leased manufacturing facility located in the New City district, in the Jiangsu province, of the People’s Republic of China. Production started at LPOIZ’s new manufacturing facility in April 2014. We expect this new facility to provide a lower cost structure for production of larger volumes of optical components and assemblies. We are in the process of transitioning production from the LPOI facility to the LPOIZ facility. The LPOI facility will be primarily used for sales and engineering functions.

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

Our 12-month backlog at September 30, 2014 was approximately $5.34 million compared to $4.27 million as of June 30, 2014. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia. In the first quarter of fiscal 2015, bookings in Asia for our low-cost lenses increased by 73% compared to the first quarter of fiscal 2014. We project continued production and shipment growth for these low-cost lenses in Asia during the remainder of fiscal 2015.

We continue to diversify our business by entering into additional markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue for the remainder of fiscal 2015 as a result of this diversification.

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

The following table sets forth EBITDA and Adjusted EBITDA for the three month periods ended September 30, 2014 and 2013:

	(Unaudited) Three months ended
	September 30,
	2014	2013

Net loss	$(579,050)	$(80,345)
Depreciation and amortization	129,323	223,948
Interest expense	16,014	5,222
EBITDA	$(433,713)	$148,825
Change in fair value of warrant liability	53,958	18,952
Adjusted EBITDA	$(379,755)	$167,777

Our Adjusted EBITDA for the three months ended September 30, 2014 was approximately ($380,000), compared to approximately $168,000 for the three months ended September 30, 2013. The difference in Adjusted EBITDA between periods was principally caused by a higher net loss recognized in the three months ended September 30, 2014, as well as lower depreciation, offset by higher expense related to the change in the fair value of our warrant liability with respect to the June 2012 Warrants during the three months ended September 30, 2014.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarter ended September 30, 2014 and 2013, our DCSI was 197 and 128 respectively, compared to an average DCSI of 188 for the year ended June 30, 2014. The increase in DCSI from the prior fiscal year is primarily a result of the reclassification in the second quarter of fiscal 2014 of tooling from fixed and prepaid assets to inventory.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended September 31, 2014 and 2013, our DSO was 72 and 65, respectively. During the year ended June 30, 2014, our average DSO was 76. 44% of the revenue generated in the first quarter of fiscal 2015 was shipped in the third month of the quarter. For the past two years over 45% of our quarterly sales are shipped in the third month of each quarter. There is less opportunity to collect receivables during any given quarter when a higher percentage is shipped in the last month of the quarter.

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

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues:

For the quarter ended September 30, 2014, our total revenues decreased 7% to $2.60 million compared to $2.81 million for the first quarter of last fiscal year. This decrease was attributable to a decrease in sales of our precision molded lenses for the laser tool market in China and a delayed order from a major U.S. defense contractor, offset by an increase in sales of infrared and Gradium products. As a result of recent order activity for laser tools in Asia, the Company expects sales of industrial tool products to recover. Infrared products bookings are also expected to continue to grow.

Unit shipment volume in precision molded optics decreased by 23% in the first quarter of fiscal 2015 compared to the same period of the prior fiscal year. This is due to lower unit sales in precision molded optic units with a sales price of less than $5. These lenses are typically for the industrial tool market in China, which has experienced a recent slow down. However, we expect for this to recover throughout the remainder of fiscal 2015. We also expect continued growth in our infrared products.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2015 was 38% compared to 47% for the first quarter of fiscal 2014. Total manufacturing costs of $1.63 million were approximately $135,000 higher in the first quarter of fiscal 2015 compared to the same period of the prior fiscal year. The increase in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of a $146,000 in higher wages. This increase in wages was primarily due to the ramp up of infrared production and the overlapping of manufacturing workforces during the transition of production between our two China facilities. During the first quarter of 2015, the Company also experienced an isolated yield issue with one of its coating vendors that resulted in additional expense. This yield issue has been resolved.

Our manufacturing costs also benefited from 93% of our precision molded optics lenses sold were with less expensive glass type, compared to the first quarter of fiscal 2014, when only 63% of our precision molded optics lenses sold were produced with less expensive glass types.

Direct costs, which include material, labor and services, increased to 29% of revenue in the first quarter of fiscal 2015, as compared to 21% of revenue in the first quarter of fiscal 2014. The increase in direct costs was primarily due to reclassification of tooling costs from overhead to direct labor and in-house anti-reflective coating. We expected lower gross margins in the first quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014 due to expected impacts from the continued transition of production processes from LPOI’s facility to LPOIZ’s facility and the ramp up of producing higher infrared volumes. We also experienced an unexpected vendor related yield issue during the quarter for infrared products that has been resolved. The cost of these issues is estimated at approximately $100,000. We also incurred $50,000 of additional expense due to the overlapping staff in both of our China locations while the staff at the Zhenjiang facility continues training during the transition period. Together, these items impacted our gross margin by approximately five percentage points. In the long term, we expect our margins to surpass prior levels as production is originated at the LPOIZ facility and volume levels at this location reach an optimal rate.

Selling, General and Administrative:

During the first quarter of fiscal 2015, selling, general and administrative (“SG&A”) costs were approximately $1.14 million, compared to $1.08 million in the first quarter of fiscal 2014, an increase of approximately $67,000. This increase was due to an increase of $28,000 in legal expenses, an increase of $15,000 in travel, an increase of $13,000 in commissions and an increase of $12,000 in director fees. We intend to maintain SG&A costs generally at current levels.

New Product Development:

New product development costs were approximately $344,000 in the first quarter of fiscal 2015 an increase of $49,000 from the first quarter of fiscal 2014. This increase was due to an increase of $72,000 in wages offset by a decrease of $23,000 in materials used by engineering in support of our infrared product line. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2015 as we invest in the continued development and expansion of our infrared product lines.

Amortization of Intangibles:

Amortization expense from intangibles was approximately $0 and $8,000 per quarter in the fiscal quarters ended September 30, 2014 and 2013, respectively. As of June 30, 2014, our patents are fully amortized.

Other Income (Expense):

Interest expense was approximately $16,000 in the first quarter of fiscal 2015 as compared to $5,000 in the first quarter of fiscal 2014. Interest expense resulted from debt costs of our credit facility.

In the first quarter of fiscal 2015, we recognized expense of approximately $54,000 related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. We recognized an expense of approximately $19,000 in the same period last year. This fair value will be remeasured each reporting period throughout the five year life of the warrants, or until exercised.

Other expense, net was approximately $1,000 in the first quarter of fiscal 2015 compared to approximately $6,000 in the first quarter of fiscal 2014. This was primarily from the effects of foreign currency exchange transactions.

Net Loss:

Net loss was approximately $579,000 or $0.04 basic and diluted per share during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014, in which we reported a net loss of approximately $80,000 or $0.01 basic and diluted per share. The approximate $499,000 increase in net loss resulted from a decrease in revenues and gross margin and an increase in SG&A expenses.

Weighted-average shares outstanding (basic) was 14,312,061 in the first quarter of fiscal 2015 compared to 13,567,712 in the first quarter of fiscal 2014. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the employee stock purchase plan, shares issued due to warrant exercises and shares issued upon the exercise of restricted stock units.

Liquidity and Capital Resources

At September 30, 2014, we had working capital of $4.3 million and total cash and cash equivalents of $787,000, of which $285,000 of the total cash was held by our foreign subsidiaries. Total cash and cash equivalents decreased during the first quarter of 2015 primarily due to capital expenditures to expand and improve our manufacturing processes. On November 3, 2014 we had a book cash balance of $805,865.

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

In fiscal 2014, we entered into the LSA with Avidbank. As of September 30, 2014, approximately $156,000 was outstanding as an equipment advance under the LSA. Equipment advances during any particular three month draw period are due and repayable in thirty-six (36) equal monthly payments. Currently, our monthly payment equals approximately $4,600 plus interest. The outstanding equipment advance bears monthly interest due at a rate of Prime Rate plus one and half percent (1.5%) on the outstanding daily balance. Principal and interest payments are due and payable on the tenth (10th) day of each month so long as the equipment advance is outstanding, and in any event by September 30, 2017.

The Company’s obligations under the LSA are secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech has guaranteed the Company’s obligations under the LSA.

The LSA contains customary covenants, including, but not limited to: (i) a minimum quarterly quick ratio, which measures the Company’s ability to meet its short-term liabilities as a ratio of unrestricted cash and cash equivalents plus all accounts receivable to current liabilities; (ii) a minimum quarterly debt service coverage ratio; (iii) limitations on the disposition of property; (iv) limitations on changing the Company’s business or permitting a change in control; (v) limitations on additional indebtedness or encumbrances; (vi) restrictions on distributions; and (vii) limitations on certain investments. As of June 30, 2014, we were in compliance with the minimum quarterly debt service coverage ratio but were not in compliance with the minimum quarterly quick ratio. We entered into the First Amendment with Avidbank, whereby Avidbank waived the default arising from the failure to comply with the minimum quarterly quick ratio. The First Amendment also extended the maturity date of the Revolving Line from September 30, 2014 to December 30, 2014. In connection with the First Amendment, we paid approximately $2,125 plus Avidbank’s expenses through the date of the First Amendment. As of September 30, 2014, we were not in compliance with the minimum quarterly quick ratio and the minimum quarterly debt service coverage ratio. We entered into the Second Amendment, whereby Avidbank waived the default arising from the failure to comply with the minimum quarterly quick ratio and the minimum quarterly ratio. The Second Amendment also amends the LSA to require the Company to wire any amounts owing to the Company to a lockbox account. Avidbank, may, in its sole discretion, credit amounts deposited into the lockbox account against any amount outstanding under the Revolving Line, and then, credit any remaining balance to the Company’s operating account. In connection with the Second Amendment, we paid approximately $1,500 plus Avidbank’s expenses through the date of the Second Amendment.

Management has developed an operating plan for fiscal 2015 and believes we have adequate financial resources to achieve this plan and to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. The fiscal 2015 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on low-cost, high-volume applications, optical assemblies including our redesigned collimator product line and infrared products. We expect further margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai and Zhenjiang, as well as yield improvements, improved tool life and expanded coating capability. Through these actions and our continuing cost reduction programs, we are improving our competitive position in the marketplace.

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

Sources and Uses of Cash

Cash Flows – Financings:

Net cash used in financing activities was approximately $6,000 in the first quarter of fiscal 2015 compared to net cash provided by financing activities of approximately $1.28 million in fiscal 2014. In fiscal 2014, we received approximately $1.3 million in the exercise of warrants, net of costs. In connection with the exercise of warrants, we issued 1,136,143 shares of Class A common stock. The exercise prices ranged from $0.87 to $1.89 per share of Class A common stock.

In the fourth quarter of fiscal 2014, we entered into the SPA with Pudong with respect to a private placement of our Class A common stock. The SPA was subsequently amended and assigned to Pudong Investment. The closing of the sale will occur upon satisfaction of certain closing conditions, including receipt of certain governmental approvals. The initial per share purchase price is $1.62, subject to adjustment at the closing pursuant to the terms of the SPA. As adjusted, the final per share purchase price may be higher or lower than the initial per share purchase price, but in no event shall the per share purchase price be less than $1.40. Based on Pudong Investments’ current ownership percentage and assuming the final per share purchase price equals the initial per share price, we estimate that the value of the interest to be acquired by Pudong Investment could equal $1,505,790; however, this amount may increase or decrease based upon various factors.

Cash Flows – Operating and Investing:

Cash flow used in operations was approximately $100,000 for the three months ended September 30, 2014, a decrease of approximately $351,000 from the first quarter of fiscal 2014. This decrease was primarily due to our net loss, offset by an improvement in working capital due to our management of accounts receivable, inventory and accounts payable. Our fiscal 2015 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than out-sourcing this service.

During the first quarter of fiscal 2015, we expended approximately $303,000 for capital equipment as compared to $225,000 during the first quarter of fiscal 2014. The majority of our capital expenditures during both fiscal 2015 and fiscal 2014 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products and equipment and facility improvements for our new facility in Zhenjiang. We anticipate lower expenditures during fiscal 2015; however, the total amount expended will depend on opportunities and circumstances.

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

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under the Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On November 5, 2014, we entered into the Second Amendment with Avidbank to amend the LSA. Pursuant to the terms of the LSA, we are required to comply with certain financial covenants, including a minimum quarterly quick ratio and a minimum quarterly debt service coverage ratio. As of September 30, 2014, we were not in compliance with these ratios. The Second Amendment waives our failure to comply with the minimum quarterly quick ratio and minimum quarterly debt service coverage ratio. The Second Amendment also amends the LSA to require the Company to wire any amounts owing to the Company to a lockbox account. Avidbank. may, in its sole discretion, credit amounts deposited into the lockbox account against any amounts outstanding under the Revolving Line, and then, credit any remaining balance to the Company’s operating account. In connection with the Second Amendment, we paid approximately $1,500 plus Avidbank’s expenses through the date of the Second Amendment. The foregoing description of the Second Amendment is qualified in its entirety by reference to the Second Amendment, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Bylaws of Registrant	1

10.1	Amendment and Assignment of Securities Purchase Agreement dated September 25, 2014 between LightPath Technologies, Inc. and Pudong Science & Technology (Cayman) Co., Ltd. and Pudong Science & Technology Investment (Cayman) Co. Ltd.	*

10.2	Second Amendment dated November 5, 2014 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

Notes:

1.     This exhibit was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995 and is incorporated herein by reference thereto.

2.     This exhibit was filed as an exhibit to our annual report on Form 10-KSB40 (File No: 000-27548) filed with the Securities and Exchange Commission on September 11, 1997 and is incorporated herein by reference thereto.

3.     This exhibit was filed as an exhibit to our quarterly report on Form 10-QSB (File No: 000-27548) filed with the Securities and Exchange Commission on November 14, 1997 and is incorporated herein by reference thereto.

4.     This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998 and is incorporated herein by reference thereto.

5.     This exhibit was filed as an exhibit to our Registration Statement on Form 8-A (File No: 000-27548) filed with the Securities and Exchange Commission on April 28, 1998 and is incorporated herein by reference thereto.

6.     This exhibit was filed as an exhibit to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000 and is incorporated herein by reference thereto.

7.     This exhibit was filed as an exhibit to our Proxy Statement (File No: 000-27548) filed with the Securities and Exchange Commission on January 24, 2003 and is incorporated herein by reference thereto.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 6, 2014	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: November 6, 2014	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

