Form 10-Q
period 2014-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2015-02-05
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

15,235,073 shares of common stock, Class A, $.01 par value, outstanding as of February 2, 2015.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(Unaudited)
	December 31,	June 30,
Assets	2014	2014
Current assets:
Cash and cash equivalents	$795,104	$1,197,080
Trade accounts receivable, net of allowance of $5,001 and $5,801	2,411,070	2,472,876
Inventories, net	3,310,436	3,322,983
Other receivables	199,160	199,976
Prepaid expenses and other assets	324,448	298,203
Total current assets	7,040,218	7,491,118
Property and equipment, net	3,308,204	3,173,905
Other assets	27,737	27,737
Total assets	$10,376,159	$10,692,760
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,901,501	$1,809,532
Accrued liabilities	114,843	124,582
Accrued payroll and benefits	580,625	477,623
Deferred revenue	3,500	—
Loan payable, current portion	473,451	54,982
Capital lease obligation, current portion	4,095	6,196
Total current liabilities	3,078,015	2,472,915
Capital lease obligation, less current portion	4,973	6,270
Deferred rent	34,221	76,490
Warrant liability	250,605	731,431
Loan payable, less current portion	—	109,963
Total liabilities	3,367,814	3,397,069
Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 14,304,283 and 14,293,305
shares issued and outstanding, respectively	143,043	142,933
Additional paid-in capital	211,963,328	211,812,134
Accumulated other comprehensive income	50,868	51,681
Accumulated deficit	(205,148,894)	(204,711,057)
Total stockholders’ equity	7,008,345	7,295,691
Total liabilities and stockholders’ equity	$10,376,159	$10,692,760

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Product sales, net	$3,352,958	$2,907,869	$5,956,267	$5,717,581
Cost of sales	2,082,769	1,667,865	3,708,444	3,158,507
Gross margin	1,270,189	1,240,004	2,247,823	2,559,074
Operating expenses:
Selling, general and administrative	1,325,058	1,154,387	2,469,293	2,231,009
New product development	350,147	263,718	693,859	558,673
Amortization of intangibles	—	8,217	—	16,434
Loss on disposal of property and equipment	—	40	218	1,098
Total costs and expenses	1,675,205	1,426,362	3,163,370	2,807,214
Operating loss	(405,016)	(186,358)	(915,547)	(248,140)
Other income (expense):
Interest expense	(6,762)	(248)	(10,131)	(420)
Interest expense - debt costs	(625)	(4,997)	(13,270)	(10,047)
Change in fair value of warrant liability	534,784	(35,013)	480,826	(53,965)
Other expense, net	18,832	24,583	20,285	30,194
Total other income (expense), net	546,229	(15,675)	477,710	(34,238)
Net income (loss)	$141,213	$(202,033)	$(437,837)	$(282,378)
Income (loss) per common share (basic)	$0.01	$(0.01)	$(0.03)	$(0.02)
Number of shares used in per share calculation (basic)	14,305,985	13,863,865	14,297,807	13,715,789
Income (loss) per common share (diluted)	$0.01	$(0.01)	$(0.03)	$(0.02)
Number of shares used in per share calculation	15,419,925	13,863,865	14,297,807	13,715,789
(diluted)
Foreign currency translation adjustment	(345)	4,106	(813)	13,795
Comprehensive income (loss)	$140,868	$(197,927)	$(438,650)	$(268,583)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 2014

(Uunaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2014	14,293,305	$142,933	$211,812,134	$51,681	$(204,711,057)	$7,295,691
Issuance of common stock for:
Employee stock purchase plan	10,978	110	13,119	—	—	13,229
Stock based compensation on stock
options and restricted stock units	—	—	138,075	—	—	138,075
Net loss	—	—	—	—	(437,837)	(437,837)
Foreign currency translation adjustment	—	—	—	(813)	—	(813)

Balance at December 31, 2014	14,304,283	$143,043	$211,963,328	$50,868	$(205,148,894)	$7,008,345

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(437,837)	$(282,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	275,222	424,490
Interest from amortization of debt costs	13,270	10,047
Loss on disposal of property and equipment	218	1,098
Stock based compensation	138,075	227,646
Provision for doubtful accounts receivable	(13,784)	5,813
Change in fair value of warrant liability	(480,826)	53,965
Deferred rent	(42,269)	(79,586)
Changes in operating assets and liabilities:
Trade accounts receivables	75,590	(211,965)
Other receivables	816	100,000
Inventories	12,547	(589,741)
Prepaid expenses and other assets	(39,515)	(157,911)
Accounts payable and accrued liabilities	185,232	282,468
Deferred revenue	3,500	(1,966)
Net cash used in operating activities	(309,761)	(218,020)
Cash flows from investing activities
Purchase of property and equipment	(409,739)	(942,408)
Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	13,229	2,512
Proceeds from exercise of warrants, net of costs	—	1,538,808
Payments on loan payable	(205,271)	—
Payments on capital lease obligations	(3,398)	(4,612)
Borrowings on loan payable	513,777	—
Net cash provided by financing activities	318,337	1,536,708
Effect of exchange rate on cash and cash equivalents	(813)	13,795
Change in cash and cash equivalents	(401,976)	390,075
Cash and cash equivalents, beginning of period	1,197,080	1,565,215
Cash and cash equivalents, end of period	$795,104	$1,955,290
Supplemental disclosure of cash flow information:
Interest paid in cash	$10,131	$420
Income taxes paid	1,036	2,166
Vesting of restricted stock units	—	(1,912)
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangement	—	12,972
Reclassification of tooling costs to inventory	—	425,626
Reclassification of warrant liability upon exercise	—	277,070

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended June 30 and the associated quarters of those fiscal years.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones and are completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for value-added taxes (VAT) related to sales are posted to the balance sheet and not included in revenue.

New product development costs are expensed as incurred.

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) vest ratably over two to four years and generally have four to ten-year contract lives.  The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.  The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014.

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

3. Inventories

The components of inventories include the following:

	December 31, 2014	June 30, 2014

Raw materials	$1,591,762	$1,659,893
Work in process	1,150,249	865,041
Finished goods	876,978	1,063,126
Reserve for obsolescence	(308,553)	(265,077)
	$3,310,436	$3,322,983

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 31,	June 30,
	Life (Years)	2014	2014

Manufacturing equipment	5 - 10	$5,624,700	$5,255,571
Computer equipment and software	3 - 5	325,465	299,314
Furniture and fixtures	5	105,367	101,953
Leasehold improvements	5 - 7	1,140,693	864,378
Construction in progress		401,597	665,977
Total property and equipment		7,597,822	7,187,193

Less accumulated depreciation and amortization		4,289,618	4,013,288
Total property and equipment, net		$3,308,204	$3,173,905

5. Accounts Payable

The accounts payable balance includes approximately $64,000 and $55,000 representing earned but unpaid board of directors’ fees as of December 31, 2014 and June 30, 2014, respectively.

6. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Omnibus Incentive Plan includes several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permitted employees to purchase shares of Class A common stock through payroll deductions, which could not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event could any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee could purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The ESPP expired on December 6, 2014, and was replaced by the 2014 Employee Stock Purchase Plan, which was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The discount on market value is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income and was $1,356 and $248 for the six months ended December 31, 2014 and 2013, respectively.

 These two plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at December 31,	at December 31,
Equity Compensation Arrangement	Authorized	2014	2014
Amended and Restated Omnibus Incentive Plan	2,715,625	1,799,458	277,103
Employee Stock Purchase Plan	200,000	—	—
	2,915,625	1,799,458	277,103

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value was the amount of the discounted market value the employee obtained at the date of the purchase transaction.

For stock options granted in the six month periods ended December 31, 2014 and 2013, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013
Expected volatility	103%	118%
Weighted average expected volatility	103%	118%
Dividend yields	0%	0%
Risk-free interest rate	1.77%	2.48%
Expected term, in years	7.50	11.85

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% and 0%, respectively, for the six months ended December 31, 2014 and 2013. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2014 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2014	654,158	$2.25	5.5	856,300	0.9

Granted	80,000	$1.16	9.8	219,000	2.8
Exercised	—	—	—	—	—
Cancelled/Forfeited	(10,000)	$3.04	—	—	—

December 31, 2014	724,158	$2.12	5.6	1,075,300	1.1

Awards exercisable/
vested as of
December 31, 2014	516,658	$2.46	4.3	604,765	—

Awards unexercisable/
unvested as of
December 31, 2014	207,500	$1.28	8.9	470,535	1.1
	724,158			1,075,300

The total intrinsic value of options outstanding and exercisable at December 31, 2014 and 2013 was $208 and $19,325, respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2014 and 2013 was $0 and $288,652, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2014 and 2013 was $550,155 and $592,052, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2014 and 2013 was $156,660 and $264,372, respectively.

The total fair value of option shares vested during the six months ended December 31, 2014 and 2013 was $65,500 and $62,986, respectively.

As of December 31, 2014, there was $594,973 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Six Months ended June 30, 2015	$24,665	$120,398	$145,063

Year ended June 30, 2016	40,802	211,931	252,733

Year ended June 30, 2017	31,074	120,513	151,587

Year ended June 30, 2018	17,310	24,906	42,216

Year ended June 30, 2019	3,374	—	3,374
	$117,225	$477,748	$594,973

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of December 31, 2014 and changes during the six months then ended:

	Stock			Weighted-Average
	Options		Total	Grant Date Fair Values
Unexercisable/unvested awards	Shares	RSU Shares	Shares	(per share)
June 30, 2014	193,000	354,303	547,303	$1.18
Granted	80,000	219,000	299,000	$1.31
Vested	(65,500)	(102,768)	(168,268)	$1.37
Cancelled/Forfeited	—	—	—	—
December 31, 2014	207,500	470,535	678,035	$1.19

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2014 and 2013 included in the consolidated statements of operations and comprehensive income:

	(Unaudited)	(Unaudited)
	Six months ended	Six months ended
	December 31,	December 31,
	2014	2013

Stock options	$27,106	$38,857
RSU	110,969	188,789
Total	$138,075	$227,646

The amounts above were included in:
General & administrative	$133,042	$221,995
New product development	5,033	5,651
	$138,075	$227,646

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the six month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net loss of approximately $800 for the six months ended December 31, 2014 and a gain of approximately $14,000 for the six months ended December 31, 2013. As of December 31, 2014, we had approximately $7.40 million in assets and $5.96 million in net assets located in China at LPOI’s Shanghai and LPOIZ’s Zhenjiang facilities. As of June 30, 2014, we had approximately $7.58 million in assets and $6.28 million in net assets located in China at LPOI’s Shanghai facility and LPOIZ’s Zhenjiang facilities.

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

The fair value of the outstanding June 2012 Warrants was re-measured on December 31, 2014 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until warrant exercise or expiration. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	12/31/14
Equivalent Volatility	50.34%
Equivalent Interest Rate	0.62%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < Strike	77.30%
FV of call	$0.2090
Probability of Fundamental Transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $250,605 and $731,431 at December 31, 2014 and June 30, 2014, respectively.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended December 31, 2014:

12/31/14
Warrant Liability
Fair value, June 30, 2014	$731,431
Exercise of common stock warrants	—
Change in fair value of warrant liability	(480,826)
Fair value, December 31, 2014	$250,605

9. $1,000,000 Credit Facility

On September 30, 2013, the Company entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank would lend to the Company under a revolving credit facility an aggregate outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line could have been repaid and re-borrowed at any time prior to December 30, 2014, at which time all amounts were immediately due and payable. The advances under the Revolving Line bore interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments were due and payable on the last business day of each month.

Pursuant to the LSA, Avidbank also made equipment advances to the Company, each in a minimum amount of $100,000, and in an aggregate amount not to exceed One Million Dollars ($1,000,000). Equipment advances during any particular three month draw period were due and repayable in thirty-six (36) equal monthly payments. All amounts due under outstanding equipment advances made during any particular draw period were due on the tenth (10th) day following the end of such draw period, and in any event, no later than September 30, 2017. The equipment advances bore interest, on the outstanding daily balance, at a per annum rate equal to one and half percent (1.5%) above the Prime Rate. Interest payments were due and payable on the tenth day of each month so long as any equipment advance is outstanding.

As of December 23, 2014, approximately $142,000 was outstanding under the LSA as equipment advances and $280,000 on the Revolving Line for a total of $422,000. The Company’s obligations under the LSA were secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech guaranteed the Company’s obligations under the LSA.

On December 23, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended LSA”) with Avidbank for an invoice-based working capital revolving line of credit (the “Invoiced Based Line”). The Amended LSA amends and restates that certain LSA between the Company and Avidbank dated September 30, 2013. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to the Company up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of the Company’s eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. The outstanding balance of $422,000 due to Avidbank was transferred from the LSA to the Invoiced Based Line of the Amended LSA. As of December 31, 2014, the Invoiced Based Line balance was $473,451.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.25% at December 31, 2014). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

The Company’s obligations under the Amended LSA are secured by a first priority security interest (subject to permitted liens) in cash, US inventory and accounts receivable. In addition, the Company’s wholly-owned subsidiary, Geltech has guaranteed the Company’s obligations under the Amended LSA.

The Amended LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments.

Late payments are subject to a late fee equal to the lesser of five percent (5%) of the unpaid amount or the maximum amount permitted to be charged under applicable law. Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above the interest rate applicable immediately prior to the occurrence of the event of default. The Amended LSA contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality.

10. Subsequent Event - Pudong Private Placement

On January 20, 2015, the Company closed a sale of its securities in accordance with that certain Securities Purchase Agreement with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”), as previously disclosed in the Company’s Current Report on Form 8-K filed on April 16, 2014. Prior to the closing, the Securities Purchase Agreement was amended (as amended, the “SPA”) and assigned by Pudong to an affiliate, Pudong Science & Technology Investment (Cayman) Co. Ltd. (“Pudong Investment”) on September 25, 2014.

In connection with the closing, the Company sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. The Company received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,106. The Company intends to use the proceeds of the sale to provide working capital in support of its continued growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

Immediately following the issuance of the shares of Class A common stock pursuant to the SPA, Pudong Investment beneficially owned 14.9% of the Company’s outstanding shares of Class A common Stock.

The shares of Class A common stock issued were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The shares of Class A common stock are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from the registration requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In November 2005, we formed LPOI, a wholly-owned manufacturing subsidiary, located in Jiading, People’s Republic of China. Prior to December 2014, when we substantially completed the process of transitioning production from this facility to the LPOIZ facility, the manufacturing operations were housed in a 16,000 square foot facility located in the Jiading Industrial Zone near Shanghai.   The LPOI facility will now be primarily used for sales and engineering functions.

In December 2013, we formed LPOIZ, a wholly-owned subsidiary that is housed in a 26,000 square foot leased manufacturing facility located in the New City district, in the Jiangsu province, of the People’s Republic of China. Production started at LPOIZ’s new manufacturing facility in April 2014. We expect this new facility to provide a lower cost structure for production of larger volumes of optical components and assemblies. We have substantially completed the process of transitioning production from the LPOI facility to the LPOIZ facility.

Recent Initiatives:

In February 2015, we announced the implementation of strategic growth initiatives and an organizational optimization plan. Under these plans, we expect to be better positioned to accelerate our revenue growth and profitability, principally by the transition to a technical sales process that leverages the success of our existing demand-creation model. To align the organization for specific goals and accountability, an executive structure has been created with three direct reporting lines: Operations, China, and Finance. Technical and engineering staff will be more fully integrated with our sales force, and two new sales positions were created: Executive Sales Manager, combining the responsibility for all sales and marketing and, Marketing Manager. Organizations supporting aspheric visible lens products and our new line of infrared products were combined. Sales, marketing, engineering and quality will report to the newly created position of Executive Vice President-Operations.

Over the past five years we recorded a compounded annual revenue growth rate of approximately 10% for our core aspheric optical lens business, which excludes our new infrared product line and a large non-recurring order in support of the DARPA program. During this period, we invested to expand our high speed manufacturing capacity, enhanced our manufacturing, coating and finishing processes, and implemented a demand-creation model that leverages our low cost, high volume, superior quality production capabilities to not only take market share but, more importantly, to create new market opportunities.

These growth initiatives and organizational modifications are intended to further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. An ancillary benefit of these plans are an estimated annual reduction of operating expenses of 5% to 10% or savings of approximately $200,000 to $375,000 per year upon complete implementation. We are benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and to do so far more profitably.

How we operate:

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

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

Our 12-month backlog at December 31, 2014 was approximately $5.59 million compared to $4.27 million as of June 30, 2014. Bookings and quote activity have continued to increase for our industrial low-cost lenses in Asia in the first six months of fiscal 2015, bookings in Asia for our low-cost lenses increased by 29% compared to the first six months of fiscal 2014. We project continued production and shipment growth for these low-cost lenses in Asia during the remainder of fiscal 2015.

We continue to diversify our business by entering into additional markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue of our precision molded optics and infrared products for the remainder of fiscal 2015 as a result of this diversification.

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

The following table sets forth EBITDA and Adjusted EBITDA for the six month periods ended December 31, 2014 and 2013:

	(Unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net income (loss)	$141,213	$(202,033)	$(437,837)	$(282,378)
Depreciation and amortization	145,899	200,542	275,222	424,490
Interest expense	7,387	5,245	23,401	10,467
EBITDA	$294,499	$3,754	$(139,214)	$152,579
Change in fair value of warrant liability	(534,784)	35,013	(480,826)	53,965
Adjusted EBITDA	$(240,285)	$38,767	$(620,040)	$206,544

Our Adjusted EBITDA for the six months ended December 31, 2014 was approximately ($620,000), compared to approximately $207,000 for the six months ended December 31, 2013. The difference in Adjusted EBITDA between periods was principally caused by a higher net loss recognized in the six months ended December 31, 2014, as well as lower depreciation, offset by higher income related to the change in the fair value of our warrant liability with respect to the June 2012 Warrants during the six months ended December 31, 2014.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarter ended December 31, 2014 and 2013, our DCSI was 145 and 154 respectively, compared to an average DCSI of 188 for the year ended June 30, 2014. The decrease in DCSI from the prior fiscal year is due to lower inventory levels, higher revenues, and lower production rates caused by the transition of our operations from our Shanghai facility to our Zhenjiang facility.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended December 31, 2014 and 2013, our DSO was 66 and 73, respectively. During the year ended June 30, 2014, our average DSO was 76. The increase in revenue during the second quarter of fiscal 2015 lowered the DSO; however, 53% of the revenue generated in the second quarter of fiscal 2015 was shipped in the third month of the quarter. For the past two years over 44% of our quarterly sales are shipped in the third month of each quarter. There is less opportunity to collect receivables during any given quarter when a higher percentage is shipped in the last month of the quarter.

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

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Revenues:

For the quarter ended December 31, 2014, our total revenues increased 15% to $3.35 million compared to $2.91 million for the second quarter of last fiscal year. This increase was attributable to an increase in sales of our precision molded lenses and an increase in sales of infrared products. We expect orders for infrared products and low cost lenses in Asia to continue to grow.

Unit shipment volume in precision molded optics decreased by 18% in the second quarter of fiscal 2015 compared to the same period of the prior fiscal year. This is due to lower unit sales in precision molded optic units with a sales price of less than $5. These lenses are typically for the industrial tool market in China, which has experienced a recent slow down. However, we expect this to recover throughout the remainder of fiscal 2015.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2015 was 38% compared to 43% for the second quarter of fiscal 2014. Total manufacturing costs of $2.08 million were approximately $415,000 higher in the second quarter of fiscal 2015 compared to the same period of the prior fiscal year given the higher revenues. We also incurred costs due to higher wages associated with the ramp-up in infrared production, the overlapping manufacturing workforces during the transition of production between our two China facilities, and severance for terminated staff at LPOI’s Shanghai facility as we move production to LPOIZ’s Zhenjiang facility.

The increase in our manufacturing costs was offset by 87% of the precision molded optics lenses sold were produced with a less expensive glass type, compared to the second quarter of fiscal 2014, when only 63% of our precision molded optics lenses sold were produced with less expensive glass types.

Direct costs, which include material, labor and services, remained at 31% of revenue in the second quarter of fiscal 2015, as well as in the second quarter of fiscal 2014. The gross margin of 38% in the second quarter of fiscal 2015 was negatively impacted by the severance costs and transition costs between LPOI’s Shanghai facility and LPOIZ’s Zhenjiang facility. We incurred $50,000 of additional expense due to the overlapping staff in both of our China locations while the staff in the Zhenjiang facility continued training during the transition period. If we exclude these severance costs and non-recurring costs of $277,000 for professional service fees for certain strategic growth initiatives from the calculation, the gross margin for the second quarter of fiscal 2015, as adjusted, was 41%. In the long-term, we expect our margins to surpass prior levels as production originates at the LPOIZ facility and volume levels reach optimal rates.

Selling, General and Administrative:

During the second quarter of fiscal 2015, selling, general and administrative (“SG&A”) costs were approximately $1.33 million, compared to $1.15 million in the second quarter of fiscal 2014, an increase of approximately $171,000. The increase was primarily due to an increase of approximately $277,000 in professional service fees in support of strategic growth initiatives offset by lower stock compensation expenses of $82,000 and lower depreciation expense of $22,000. We generally intend to maintain SG&A costs generally at current levels, notwithstanding the professional service fees incurred for certain strategic growth initiatives from the calculation.

New Product Development:

New product development costs were approximately $350,000 in the second quarter of fiscal 2015, an increase of $86,000 from the second quarter of fiscal 2014. This increase was due to an increase of $58,000 in wages and an increase of $31,000 in materials used by engineering in support of our infrared product line. We anticipate that these expenses will increase modestly for the remainder of fiscal year 2015 as we invest in the continued development and expansion of our infrared product lines.

Other Income (Expense):

Interest expense was approximately $7,400 in the second quarter of fiscal 2015 as compared to $5,200 in the second quarter of fiscal 2014. Interest expense resulted from amortization of debt costs related to our credit facility.

In the second quarter of fiscal 2015, we recognized income of approximately $535,000 related to the change in the fair value of warrant liability in connection with our June 2012 private placement. We recognized expense of approximately $35,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income, net was approximately $19,000 in the second quarter of fiscal 2015 compared to approximately $25,000 in the second quarter of fiscal 2014. This was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net income was approximately $141,000 or $0.01 basic and diluted earnings per share during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014, in which we reported a net loss of approximately $202,000 or $0.01 basic and diluted loss per share. The approximate $343,000 increase in net income resulted from an increase in income in the change in the fair value of warrant liability offset by higher professional services fees of $277,000.

Weighted-average shares outstanding (basic) was 14,305,985 in the second quarter of fiscal 2015 compared to 13,863,865 in the second quarter of fiscal 2014. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the employee stock purchase plan.

Fiscal First Half: Six months ended December 31, 2014 compared to the six months ended December 31, 2013

Revenues:

For the six months ended December 31, 2014, we reported total revenues of $5.97 million compared to $5.72 million for the first half of last fiscal year, an increase of 4%. The increase from the first half of the prior fiscal year was attributable to an increase in sales of our precision molded lenses and a 158% increase in sales of infrared products.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2015 was 38%, a decrease from 45% in the first half of fiscal 2014. Total manufacturing costs of $3.71 million were approximately $550,000 higher in the first half of fiscal 2015 compared to the same period of the prior fiscal year given the higher revenue levels. We also incurred costs due to higher wages associated with the ramp-up in infrared production, the overlapping manufacturing workforces during the transition of production between our two China manufacturing facilities, severance for terminated staff at LPOI’s Shanghai facility as we move production to LPOIZ’s Zhenjiang facility.

Unit sales of precision molded optics lenses increased by 20% in the first half of fiscal 2015 compared to the same period last year. Direct costs, which include material, labor and services, increased to 30% of revenue in the first half of fiscal 2015, as compared to 26% of revenue in the first half of fiscal 2014. The increase in direct costs was primarily due to reclassification of tooling costs. These costs were previously classified as costs of sales overhead but tooling labor is now classified as direct labor.

Selling, General and Administrative:

During the first half of fiscal 2015, SG&A costs were approximately $2.47 million, compared to $2.23 million in the first half of fiscal 2014, an increase of approximately $238,000. The increase was primarily due to an increase of approximately $268,000 in professional fees in support of strategic growth initiatives offset by $42,000 in lower depreciation expense. We intend to maintain SG&A costs generally at current levels excluding the increase in professional fees, with some increases expected for sales and marketing.

New Product Development:

New product development costs were approximately $694,000 in the first half of fiscal 2015 compared to $559,000 in the first half of fiscal 2014, an increase of $135,000. This increase was due to an increase of $144,000 in wages for infrared product development offset by a decrease of $20,000 for consulting services.

Other Income (Expense):

Interest expense was approximately $23,000 in the first half of fiscal 2015 as compared to $10,000 in the first half of fiscal 2014. Interest expense this year resulted from amortization of debt costs related to our credit facility.

In the first half of fiscal 2015 we recognized income of approximately $481,000 related to the change in the fair value of warrant liability in connection with our June 2012 private placement. We recognized expense of $54,000 in the same period last year. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Other income, net was approximately $20,000 in the first half of fiscal 2015 compared to approximately $30,000 in the first half of fiscal 2014. For the first half of fiscal 2015, other income was primarily comprised of the foreign currency exchange transactions.

Net Income (Loss):

Net loss was approximately $438,000 or $0.03 basic and diluted loss per share during the first half of fiscal 2015, compared with the first half of fiscal 2014, in which we reported a net loss of approximately $282,000 or $0.02 basic and diluted loss per share. The approximate $155,000 increase in net loss resulted from the change in the fair value of our warrant liability for our June 2012 Warrants and lower gross margin due to the severance costs offset by higher SG&A expenses due to the extraordinary non-recurring professional service fees incurred in support of strategic growth iniatives.

Weighted-average shares outstanding (basic) was 14,297,807 in the first half of fiscal 2015 compared to 13,715,789 in the first half of fiscal 2014. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the employee stock purchase plan.

Liquidity and Capital Resources

At December 31, 2014, we had working capital of $4.0 million and total cash and cash equivalents of $795,000, of which $402,000 of the total cash was held by our foreign subsidiaries. Total cash and cash equivalents decreased during the first half of 2015 primarily due to capital expenditures to expand and improve our manufacturing processes. On February 2, 2015, we had a book cash balance of $1.12 million.

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

On December 23, 2014, we entered into the Amended Loan and Security Agreement with Avidbank for an Invoice Based Line. The Amended LSA amends and restates that certain Loan and Security Agreement between the Company and Avidbank dated September 30, 2013. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to the Company up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) of the aggregate balance of the Company’s eligible accounts receivable, also known as the Maximum Advance Rate, as determined by Avidbank in accordance with the Amended LSA. Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA.

Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Amended LSA bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.25% at December 31, 2014). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

The Company’s obligations under the Amended LSA are secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, the Company’s wholly-owned subsidiary, Geltech, has guaranteed the Company’s obligations under the Amended LSA.

The Amended LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments.

Late payments are subject to a late fee equal to the lesser of five percent (5%) of the unpaid amount or the maximum amount permitted to be charged under applicable law. Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above the interest rate applicable immediately prior to the occurrence of the event of default. The Amended LSA contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality. The amount drawn on the Amended LSA was $473,451 as of December 31, 2014.

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

Sources and Uses of Cash

Cash Flows – Financings:

Net cash provided by financing activities was approximately $318,000 in the first half of fiscal 2015 compared to net cash provided by financing activities of approximately $1.54 million in fiscal 2014. In fiscal 2015, we drew a net of approximately $309,000 on our line of credit. In fiscal 2014, we received approximately $1.5 million in the exercise of warrants, net of costs. In connection with the exercise of warrants, we issued 1,136,143 shares of Class A common stock. The exercise prices ranged from $0.87 to $1.89 per share of Class A common stock.

In the fourth quarter of fiscal 2014, we entered into the SPA with Pudong, with respect to a private placement of our Class A common stock. The SPA was subsequently amended and assigned to Pudong Investment.

On January 20, 2015, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. The Company received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,106. The Company intends to use the proceeds of the sale to provide working capital in support of its continue growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

Cash Flows – Operating and Investing:

Cash flow used in operations was approximately $310,000 for the six months ended December 31, 2014, an increase of approximately $92,000 from the first half of fiscal 2014. This increase was primarily due to our net loss, offset by an improvement in working capital due to our management of accounts receivable, inventory and accounts payable. Our fiscal 2015 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures. For example, we expect lower glass costs as a result of replacing internally fabricated material with purchased materials from suppliers in Asia and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in-house rather than out-sourcing this service.

During the first half of fiscal 2015, we expended approximately $410,000 for capital equipment as compared to $942,000 during the first half of fiscal 2014. The majority of our capital expenditures during both fiscal 2015 and fiscal 2014 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products and equipment and facility improvements for our new facility in Zhenjiang.  We anticipate lower expenditures during fiscal 2015; however, the total amount expended will depend on opportunities and circumstances.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones as completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for value-added taxes (VAT) related to sales are posted to the balance sheet and not included in revenue.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On December 23, 2014, the Company and Avidbank entered into the Amended LSA related to an Invoice Base Line. The party subsequently determined that at the term “Collateral Handling Fee” did not accurately reflect the parties’ understanding as to the frequency of the fee. As set forth in the Amended LSA, the “Collateral Handling Fee” could be charged each month. The parties agreed to rectify such mutual mistake by inserting corrected slip pages to change the term “Collateral Handling Fee” with “Administrative Fee” and clarifying that the Administrative Fee is a one-time fee equal to twenty basis points of the face amount of each eligible account being financed. A copy of the modified Amended LSA filed herewith as Exhibit 10.1 and supersedes the version that was previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 23, 2014.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Amended and Restated Bylaws of Registrant	1

10.1	Amended and Restated Loan and Security Agreement dated November 23, 2014 by and between LightPath Technologies, Inc. and Avidbank	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

Notes:

1.   This exhibit was filed as an exhibit to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2015 and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 5, 2015	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: February 5, 2015	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

