Form 10-Q
period 2015-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2015-05-07
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

15,235,073 shares of common stock, Class A, $.01 par value, outstanding as of May 4, 2015.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	June 30,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$1,060,111	$1,197,080
Trade accounts receivable, net of allowance of $4,309 and $5,801	2,431,474	2,472,876
Inventories, net	3,416,068	3,322,983
Other receivables	234,438	199,976
Prepaid expenses and other assets	325,910	298,203
Total current assets	7,468,001	7,491,118

Property and equipment, net	3,825,992	3,173,905
Other assets	66,964	27,737
Total assets	$11,360,957	$10,692,760
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,462,534	$1,809,532
Accrued liabilities	91,955	124,582
Accrued payroll and benefits	580,908	477,623
Loan payable, current portion	—	54,982
Capital lease obligation, current portion	167,055	6,196
Total current liabilities	2,302,452	2,472,915

Capital lease obligation, less current portion	352,505	6,270
Deferred rent	57,128	76,490
Warrant liability	356,123	731,431
Loan payable, less current portion	—	109,963
Total liabilities	3,068,208	3,397,069

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 40,000,000 shares authorized; 15,235,073 and 14,293,305 shares issued and outstanding, respectively	152,351	142,933
Additional paid-in capital	213,149,515	211,812,134
Accumulated other comprehensive income	49,986	51,681
Accumulated deficit	(205,059,103)	(204,711,057)
Total stockholders’ equity	8,292,749	7,295,691
Total liabilities and stockholders’ equity	$11,360,957	$10,692,760

 The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Product sales, net	$3,198,754	$3,005,592	$9,155,021	$8,723,173
Cost of sales	1,597,725	1,539,278	5,306,169	4,697,785
Gross margin	1,601,029	1,466,314	3,848,852	4,025,388

Operating expenses:
Selling, general and administrative	1,145,623	1,098,997	3,614,916	3,330,006
New product development	249,086	319,499	942,945	878,172
Amortization of intangibles	—	5,518	—	21,952
Loss on disposal of property and equipment	—	(587)	218	511
Total costs and expenses	1,394,709	1,423,427	4,558,079	4,230,641
Operating income (loss)	206,320	42,887	(709,227)	(205,253)

Other income (expense):
Interest expense	(2,931)	(350)	(13,062)	(770)
Interest expense - debt costs	—	(12,645)	(13,270)	(22,692)
Change in fair value of warrant liability	(105,518)	(130,698)	375,308	(184,663)
Other income (expense), net	(8,080)	(32,516)	12,205	(2,322)
Total other income (expense), net	(116,529)	(176,209)	361,181	(210,447)
Net income (loss)	$89,791	$(133,322)	$(348,046)	$(415,700)

Income (loss) per common share (basic)	$0.01	$(0.01)	$(0.02)	$(0.03)
Number of shares used in per share calculation (basic)	15,028,231	14,292,976	14,537,727	13,905,376
Income (loss) per common share (diluted)	$0.01	$(0.01)	$(0.02)	$(0.03)
Number of shares used in per share calculation (diluted)	15,713,892	14,292,976	14,537,727	13,905,376
Foreign currency translation adjustment	(882)	(4,534)	(1,695)	9,261
Comprehensive income (loss)	$88,909	$(137,856)	$(349,741)	$(406,439)

 The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Nine months ended March 31, 2015
(Unaudited)

	Class A Common Stock		Additional Paid-in	Foreign Currency Translation	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balances at June 30, 2014	14,293,305	$142,933	$211,812,134	$51,681	$(204,711,057)	7,295,691

Issuance of common stock for:
Employee Stock Purchase Plan	10,978	110	13,119	—	—	13,229
Private placement of common stock	930,790	9,308	1,112,746	—	—	1,122,054
Stock based compensation on stock options & RSU	—	—	211,516	—	—	211,516
Foreign currency translation adjustment	—	—	—	(1,695)	—	(1,695)
Net loss	—	—	—	—	(348,046)	(348,046)
Balances at March 31, 2015	15,235,073	$152,351	$213,149,515	$49,986	$(205,059,103)	$8,292,749

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(348,046)	$(415,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392,088	544,067
Interest from amortization of debt costs	13,270	10,047
Loss on disposal of property and equipment	218	511
Stock based compensation	211,516	293,538
Provision for doubtful accounts receivable	(13,784)	(5,765)
Change in fair value of warrant liability	(375,308)	184,663
Deferred rent	(19,362)	(122,360)
Changes in operating assets and liabilities:
Trade accounts receivables	55,186	(320,390)
Other receivables	(34,462)	220,000
Inventories	(93,085)	(730,899)
Prepaid expenses and other assets	(80,204)	(163,503)
Accounts payable and accrued liabilities	(276,340)	380,165
Deferred revenue	—	(1,966)
Net cash used in operating activities	(568,313)	(127,592)
Cash flows from investing activities
Purchase of property and equipment	(520,733)	(1,362,374)

Cash flows from financing activities
Proceeds from sale of common stock, net of costs	1,122,054	—
Proceeds from sale of common stock from employee stock purchase plan	13,229	7,413
Borrowings on loan payable	512,409	—
Proceeds from exercise of warrants, net of costs	—	1,538,808
Payments on loan payable	(677,354)	—
Payments on capital lease obligations	(16,566)	(6,161)
Net cash provided by financing activities	953,772	1,540,060
Effect of exchange rate on cash and cash equivalents	(1,695)	9,261
Change in cash and cash equivalents	(136,969)	59,355
Cash and cash equivalents, beginning of period	1,197,080	1,565,215
Cash and cash equivalents, end of period	$1,060,111	$1,624,570
Supplemental disclosure of cash flow information:
Interest paid in cash	$13,062	$769
Income taxes paid	1,836	2,541
Vesting of restricted stock units	—	1,912
Supplemental disclosure of non-cash investing & financing activities:		—
Purchase of equipment through capital lease arrangements	523,660	12,972
Reclassification of tooling costs to inventory	—	425,626
Reclassification of warrant liability upon exercise	—	277,070

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

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% of invoices that are over 120 days past due for China based accounts where there is no agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s loan payable and capital lease obligations approximates their carrying value based upon current rates available to the Company.

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 8, Derivative Financial Instruments (Warrant Liability).

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB issued for comment an exposure draft, “Revenue Recognition – Deferral of the Effective Date of ASU 2014-09,” which will delay implementation for one year. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

3. Inventories

The components of inventories include the following:

	March 31, 2015	June 30, 2014

Raw materials	$1,668,878	$1,659,893
Work in process	1,130,548	865,041
Finished goods	952,228	1,063,126
Reserve for obsolescence	(335,586)	(265,077)
	$3,416,068	$3,322,983

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Life (Years)	2015	2014

Manufacturing equipment	5 - 10	$5,616,516	$5,255,571
Computer equipment and software	3 - 5	326,093	299,314
Furniture and fixtures	5	105,218	101,953
Leasehold improvements	5 - 7	1,201,593	864,378
Construction in progress		980,934	665,977
Total property and equipment		8,230,354	7,187,193

Less accumulated depreciation and amortization		4,404,362	4,013,288
Total property and equipment, net		$3,825,992	$3,173,905

5. Accounts Payable

The accounts payable balance as of March 31, 2015 and June 30, 2014 includes approximately $64,000 and $55,000, respectively, which represents earned but unpaid board of directors’ fees.

6. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Plan includes several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permitted employees to purchase shares of Class A common stock through payroll deductions, which could not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event could any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee could purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The ESPP expired on December 6, 2014, and was replaced by the 2014 Employee Stock Purchase Plan, which was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The discount on market value is included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income and was $1,356 and $755 for the nine months ended March 31, 2015 and 2014, respectively.

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at March 31,	at March 31,
Equity Compensation Arrangement		2015	2015
Amended and Restated Omnibus Incentive Plan	3,915,625	1,801,695	1,474,866
Employee Stock Purchase Plan	400,000	—	400,000

	4,315,625	1,801,695	1,874,866

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. The ESPP fair value was the amount of the discounted market value the employee obtained at the date of the purchase transaction.

For stock options granted in the nine month periods ended March 31, 2015 and 2014, the Company estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014
Expected volatility	118%	105%
Weighted average expected volatility	118%	105%
Dividend yields	0%	0%
Risk-free interest rate	1.76%	1.60%
Expected term, in years	7.50	7.49

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the nine months ended March 31, 2015 and 2014. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the nine months ended March 31, 2015 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2014	654,158	$2.25	5.5	856,300	0.9

Granted	103,000	$1.35	9.6	219,000	2.6
Exercised	—	—	—	—	—
Cancelled/Forfeited	(30,763)	$3.32	3.0	—	—

March 31, 2015	726,395	$2.08	5.5	1,075,300	1.0

Awards exercisable/vested as of March 31, 2015	501,895	$2.43	4.1	671,430	—

Awards unexercisable/unvested as of March 31, 2015	224,500	$1.29	8.8	403,870	1.0
	726,395			1,075,300

The total intrinsic value of options outstanding and exercisable at March 31, 2015 and 2014 was $1,198 and $39,243, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2015 and 2014 was $0 and $288,652, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2015 and 2014 was $658,673 and $778,095, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2015 and 2014 was $199,825 and $333,571, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2015 and 2014 was $8,908 and $121,884, respectively.

As of March 31, 2015, there was $535,983 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Three months ended June 30, 2015	$13,241	$60,194	$73,435
Year ended June 30, 2016	44,425	211,931	256,356
Year ended June 30, 2017	34,682	120,513	155,195
Year ended June 30, 2018	20,915	24,906	45,821
Year ended June 30, 2019	5,176	—	5,176
	$118,439	$417,544	$535,983

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding the Company’s unexercisable/unvested awards as of March 31, 2015 and changes during the nine months then ended:

	Stock Options		Total	Weighted-Average Grant Date Fair Values
Unexercisable/unvested awards	Shares	RSU Shares	Shares	(per share)

June 30, 2014	193,000	354,303	547,303	$1.18
Granted	103,000	219,000	322,000	$1.36
Vested	(71,500)	(169,433)	(240,933)	$1.32
Cancelled/Forfeited	—	—	—	—
March 31, 2015	224,500	403,870	628,370	$1.23

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the nine months ended March 31, 2015 and 2014 included in the consolidated statements of operations and comprehensive income:

	(Unaudited)	(Unaudited)
	Nine months ended	Nine months ended
	March 31,	March 31,
	2015	2014

Stock options	$40,344	$54,793
RSU	171,172	238,745
Total	$211,516	$293,538

The amounts above were included in:
General & administrative	$203,215	$285,237
Cost of sales	79	—
New product development	8,222	8,301
	$211,516	$293,538

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the nine month periods. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, the Renminbi (“RMB”), are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net loss of approximately $1,700 for the nine months ended March 31, 2015 and a gain of approximately $9,300 for the nine months ended March 31, 2014. As of March 31, 2015, we had approximately $8.20 million in assets and $6.72 million in net assets located in China at LPOI’s Shanghai and LPOIZ’s Zhenjiang facilities. As of June 30, 2014, we had approximately $7.58 million in assets and $6.28 million in net assets located in China at LPOI’s Shanghai and LPOIZ’s Zhenjiang facilities.

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

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if the Company issues or sell shares of its Class A common stock at a price which is less than the then-current warrant exercise price, the June 2012 Warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s Class A common stock.

The fair value of the outstanding June 2012 Warrants was re-measured on March 31, 2015 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until warrant exercise or expiration. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	3/31/2015
Equivalent volatility	60.06%
Equivalent interest rate	0.63%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < strike price	74.20%
Fair value of call	$0.2970
Probability of fundamental transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of $356,123 and $731,431 at March 31, 2015 and June 30, 2014, respectively.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended March 31, 2015:

Warrant Liability
Fair value, June 30, 2014	$731,431
Exercise of common stock warrants	—
Change in fair value of warrant liability	(375,308)
Fair value, March 31, 2015	$356,123

9. Earnings Per Share

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

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income (loss)	$89,791	$(133,322)	$(348,046)	$(415,700)

Weighted average common shares outstanding:
Basic	15,028,231	14,292,976	14,537,727	13,905,376

Effect of dilutive securities:
Options to purchase common stock	1,429	—	—	—
Restricted stock units	679,755	—	—	—
Common stock warrants	4,477	—	—	—
Diluted	15,713,892	14,292,976	14,537,727	13,905,376

Earnings (Loss) per common share:
Basic	$0.01	$(0.01)	$(0.02)	$(0.03)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.03)

Excluded from computation:
Options to purchase common stock	736,411	654,158	697,376	654,158
Restricted stock units	395,545	856,300	978,586	856,300
Common stock warrants	1,857,516	2,127,230	2,040,109	2,127,230
	2,989,472	3,637,688	3,716,071	3,637,688

10. Capital Lease Commitments

During fiscal 2013 and 2014, the Company entered into three-year and five-year capital lease agreements for computer equipment which is included as part of Property and Equipment. During fiscal 2015, the Company entered into a five-year and a three and one-half year capital lease agreements for manufacturing equipment and is included as part of Property and Equipment. Assets under capital lease are included in manufacturing equipment for $546,663, with accumulated amortization as of March 31, 2015 of $15,248. Amortization related to capital leases will be included in depreciation expense.

The approximate future minimum lease payments under capital leases at March 31, 2015 were as follows:

Fiscal year ending June 30,	Capital Leases

2015	$43,231
2016	172,624
2017	169,322
2018	167,335
2019	39,001
2020 and beyond	6,825
Total Minimum Payments	598,338
Less Imputed Interest	(78,778)

Present value of minimum lease payments
included in capital lease obligations	519,560
Less short term portion	167,055
Long term portion	$352,505

11. $1,000,000 Credit Facility

On September 30, 2013, the Company entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank would lend to the Company under a revolving credit facility an aggregate outstanding principal amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line could have been repaid and re-borrowed at any time prior to December 30, 2014, at which time all amounts were immediately due and payable. The advances under the Revolving Line bore interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments were due and payable on the last business day of each month.

Pursuant to the LSA, Avidbank also could make equipment advances to the Company, each in a minimum amount of $100,000, and in an aggregate principal amount not to exceed One Million Dollars ($1,000,000). Equipment advances during any particular three month draw period were due and repayable in thirty-six (36) equal monthly payments. All amounts due under outstanding equipment advances made during any particular draw period were due on the tenth (10th) day following the end of such draw period, and in any event, no later than September 30, 2017. The equipment advances bore interest, on the outstanding daily balance, at a per annum rate equal to one and half percent (1.5%) above the Prime Rate. Interest payments were due and payable on the tenth day of each month so long as any equipment advance is outstanding.

As of December 23, 2014, approximately $142,000 was outstanding under the LSA as equipment advances and $280,000 was outstanding under the Revolving Line, for a total of $422,000. The Company’s obligations under the LSA were secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech guaranteed the Company’s obligations under the LSA.

On December 23, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended LSA”) with Avidbank for an invoice-based working capital revolving line of credit (the “Invoiced Based Line”). The Amended LSA amends and restates that certain LSA between the Company and Avidbank dated September 30, 2013. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to the Company up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of the Company’s eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. The outstanding balance due to Avidbank as of December 23, 2014, in the amount of $422,000, was transferred from the LSA to the Invoiced Based Line of the Amended LSA. As of March 31, 2015, the Invoiced Based Line balance was $0.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.25% at March 31, 2015). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

12. Pudong Private Placement

On January 20, 2015, the Company closed a sale of its securities in accordance with that certain Securities Purchase Agreement with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”), as previously disclosed in the Company’s Current Report on Form 8-K filed on April 16, 2014. Prior to the closing, the Securities Purchase Agreement was amended (as amended, the “SPA”) and assigned by Pudong to an affiliate, Pudong Science & Technology Investment (Cayman) Co. Ltd. (“Pudong Investment”), on September 25, 2014.

In connection with the closing, the Company sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. The Company received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. The Company used the sale proceeds to provide working capital in support of its continued growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

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

13. Subsequent Event - Technology Transfer and License Agreement

On April 28, 2015, the Company entered into a Technology Transfer and License Agreement (“License Agreement”) with one of our specialty product customers (the “Customer”) regarding the granting of an irrevocable license of certain technology, to be used by the Customer to manufacture specific fiber collimator assemblies used by the Customer. The Company has agreed to provide process work instructions, training, inventory and access to intellectual property specifically related to the manufacturing process of that Customer’s specific fiber collimator assemblies. Pursuant to the License Agreement, the Customer will pay to the Company an aggregate of $200,000 in fees in consideration of the Company’s disclosure of the technology and the grant of a license to the Customer to use technology to manufacture such fiber collimator assemblies. The first installment of $100,000 is due in May 2015 and the second installment of $100,000 is due following the 90 day training period, estimated to be in the Company’s first quarter of fiscal 2016. Pursuant to the License Agreement, the Customer also agreed to order and purchase from the Company a certain number of fiber collimator assemblies. The costs associated with the License Agreement are estimated to be approximately $60,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In December 2013, we formed LPOIZ, a wholly-owned subsidiary that is housed in a 26,000 square foot leased manufacturing facility located in the New City district, in the Jiangsu province, of the People’s Republic of China. Production commenced at LPOIZ’s new manufacturing facility in April 2014. We expect this new facility to provide a lower cost structure for production of larger volumes of optical components and assemblies. We have substantially completed the process of transitioning production from the LPOI facility to the LPOIZ facility.

Product Groups and Markets:

During fiscal 2015, we started evaluating our business based on five product groups: low volume precision molded optics ("LVPMO"), high volume precision molded optics ("HVPMO"), specialty products, infrared products, and non-recurring engineering ("NRE"). Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens that are usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens that are usually sold in larger lot quantities. Our infrared product group is comprised of both molded lenses and assemblies. Our specialty product group is comprised of collimators, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements entered into with customers. Typically, customers approach us and request that we develop certain applications of our products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

The major markets we currently serve include: distribution and catalog, laser, industrial, instrumentation, telecommunications, and defense. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO lenses are typically used in industrial tools, especially in China. Both our revenue and bookings for our HVPMO lenses during the third quarter of fiscal 2015 have been negatively impacted by a declining Chinese economy. Our HVPMO and LVPMO lenses are also used in applications for the telecommunications Market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and, laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Currently, sales of our infrared products are primarily for customers in the industrial market that use our product in thermal imaging cameras. Our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, to name just some of the applications possible.

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

These growth initiatives and organizational modifications are intended to further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. An ancillary benefit of these plans is an estimated annual reduction of operating expenses of 5% to 10% or savings of approximately $200,000 to $375,000 per year upon complete implementation. We are benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and to do so far more profitably.

On April 28, 2015, we entered into the License Agreement with the Customer regarding the granting of an irrevocable license of certain technology to be used by the Customer to manufacture fiber collimator assemblies. We will provide process work instructions, training and inventory. Pursuant to the License Agreement, we will receive $200,000 in fees in consideration of our disclosure of the technology and the grant or a license to the Customer to use the technology to manufacture specific fiber collimator assemblies used by the Customer. The fees are due in two installments, the first installment of $100,000 is due in May 2015 and the second installment of $100,000 is due following the 90 day training period, which we estimate to be in our first quarter of fiscal 2016. The transaction will be accounted for under the guidance of ASC 605-10, Revenue Recognition and will be recognized over the training period of ninety days which is expected to be completed in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. The costs associated with this License Agreement are estimated to be approximately $60,000.

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

Our key indicators:

Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

•	sales backlog;

•	revenue dollars and units by product groups;

•	EBITDA;

•	inventory levels; and

•	accounts receivable levels and quality.

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

Momentum in bookings from the first half of fiscal 2015 has accelerated in the third quarter, which we believe bodes well for revenue growth in future periods. Our 12-month backlog at March 31, 2015 was approximately $6.15 million compared to $4.27 million as of June 30, 2014. Backlog growth rates for fiscal 2015 are:

Quarter	Backlog ($ millions)	Growth From Prior Year End	Growth From Prior Quarter End
Q4 2014	$4.27
Q1 2015	$5.34	25%	25%
Q2 2015	$5.59	31%	5%
Q3 2015	$6.15	44%	10%

Our order intake remained strong in the third quarter of fiscal 2015 with solid bookings across all of the major markets we serve with the exception of the industrial tool business we have in China. During the third quarter of fiscal 2015, bookings for our specialty products, which included the order of fiber collimator assemblies from the Customer, approached $1 million, increasing by 302% compared to the third quarter of fiscal 2014. We also had continued improvement in our infrared product group, with a 13% increase in infrared product bookings during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. This diversified market strength more than offset the weakness of the China industrial tool market, which with its continual declining economic growth that is now in its sixth year is impacting our HVPMO business. Bookings for HVPMO lenses during the third quarter of fiscal 2015 decreased by 47% compared to the third quarter of fiscal 2014.

We continue to diversify our business by entering into additional markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. We expect to show increases in revenue of our LVPMO, HVPMO and infrared products for the remainder of fiscal 2015 as a result of this diversification.

Revenue dollars and units by Product Group:

The following table sets forth revenue dollars and units by our five product groups for the three and nine month periods ended March 31, 2015 and 2014:

		(unaudited)		(unaudited)
		Three months ended		Nine months ended
		March 31,		March 31,
		2015	2014	2015	2014
Revenue	LVPMO	1,687,343	1,964,723	5,258,337	4,755,149
	HVPMO	700,555	642,992	2,037,627	2,579,079
	Infrared Products	303,010	103,471	775,861	286,907
	Speciality Products	481,847	243,246	958,949	912,400
	NRE	26,000	51,160	124,247	189,638
		3,198,755	3,005,591	9,155,021	8,723,173

Units	LVPMO	64,905	62,396	209,556	157,845
	HVPMO	277,860	482,440	1,028,343	1,538,439
	Infrared Products	5,628	648	13,535	1,696
	Specialty Products	1,444	895	3,455	11,294
	NRE	2	4	66	21
		349,839	546,383	1,254,955	1,709,295

Revenue from our HVPMO product group is typically for the industrial tool market in China, which has experienced six years of declining growth. This regional trend has been more than offset by our other product groups and we expect this to recover in fiscal 2016, as the effects of the stimulus by the Chinese government to promote construction takes effect. The decrease in HVPMO lenses was offset by a 33% increase in the unit shipment volume of LVPMO lenses in the first nine months of fiscal 2015 compared to the same period of the prior fiscal year.

Our global diversification strategies have resulted in revenue increasing 6% in the third quarter of fiscal 2015 as compared to the prior year period, and 5% in the first nine months of fiscal 2015 as compared to the prior year period with growth in shipments of our LVPMO, infrared products and specialty products groups.

We are pleased with the progress we are seeing in the growth of the infrared product group. Our infrared product revenue has increased 193% in the third quarter of fiscal 2015 as compared to the prior year period, and 170% in the first nine months of fiscal 2015 as compared to the prior year period, albeit from a small initial base. The increase in revenue is primarily derived from sales to customers in the industrial market.

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

We also calculated an Adjusted EBITDA, which excludes the effect of the non-cash expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. We believe this Adjusted EBITDA is helpful for investors to better understand the financial results of our business operations.

The following table sets forth EBITDA and Adjusted EBITDA for the three and nine month periods ended March 31, 2015 and 2014:

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income (loss)	$89,791	$(133,322)	$(348,046)	$(415,700)
Depreciation and amortization	116,866	119,577	392,088	544,067
Interest expense	2,931	12,995	26,332	23,462
EBITDA	$209,588	$(750)	$70,374	$151,829
Change in fair value of warrant liability	105,518	130,698	(375,308)	184,663
Adjusted EBITDA	$315,106	$129,948	$(304,934)	$336,492

Our Adjusted EBITDA for the three months ended March 31, 2015 was approximately $315,000, compared to approximately $130,000 for the three months ended March 31, 2014. The difference in Adjusted EBITDA between periods was principally caused by a higher net income recognized in the three months ended March 31, 2015, offset by lower expense related to the change in the fair value of our warrant liability with respect to the June 2012 Warrants during the three months ended March 31, 2015.

Our Adjusted EBITDA for the nine months ended March 31, 2015 was approximately ($305,000), compared to approximately $336,000 for the nine months ended March 31, 2014. The difference in Adjusted EBITDA between periods was principally caused by a lower net loss recognized in the nine months ended March 31, 2015, as well as lower depreciation, offset by higher expense related to the change in the fair value of our warrant liability with respect to the June 2012 Warrants during the nine months ended March 31, 2015.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended March 31, 2015 and 2014, our DCSI was 195 and 175 respectively, compared to an average DCSI of 188 for the year ended June 30, 2014. The increase in DCSI from the prior fiscal year is due to higher inventory levels to support as a result of higher revenues.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. The most important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended March 31, 2015 and 2014, our DSO was 67 and 74, respectively. During the year ended June 30, 2014, our average DSO was 76. The increased revenue lowered the DSO days for the third quarter of fiscal 2015. 48% of the revenue generated in the third quarter of fiscal 2015 was shipped in the third month of the quarter. For the past two years over 44% of our quarterly sales are shipped in the third month of each quarter.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues:
For the quarter ended March 31, 2015, our total revenues increased 6% to $3.20 million compared to $3.00 million for the third quarter of fiscal 2014. This increase was attributable to increases in sales of our specialty products and infrared products. Due to recent bookings and quoting trends, we expect orders for infrared products to continue to grow.

Unit shipment volume in HVPMO lenses decreased by 42% in the third quarter of fiscal 2015 compared to the same period of the prior fiscal year. The HVPMO lenses are typically for the industrial tool market in China, which has been impacted by six years of a slowing Chinese economy. This regional trend has been more than offset by our other product groups. We expect the HVPMO product group to recover in fiscal 2016 as the effects of the stimulus by the Chinese government to promote construction takes effect. The decrease in HVPMO lenses was offset by a 4% increase in the unit shipment volume of LVPMO lenses in the third quarter of fiscal 2015 compared to the same period of the prior fiscal year.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2015 was 50% compared to 49% for the third quarter of fiscal 2014. Total manufacturing costs of $1.60 million increased by approximately $58,000 in the third quarter of fiscal 2015 compared to the same period of the prior fiscal year. The increase was primarily due to the direct labor costs associated with the ramp-up in infrared lens production volume.

Selling, General and Administrative:

During the third quarter of fiscal 2015, selling, general and administrative (“SG&A”) costs were approximately $1.15 million, compared to $1.10 million in the third quarter of fiscal 2014, an increase of approximately $47,000. The increase was primarily due to an increase in wages of $134,000, of which $67,000 was a reclassification from new product development to reflect the organizational optimization plan announced in January 2015 to transition to a technical sales process. The increase in wages was offset by a decrease of approximately $49,000 in professional service fees compared to the prior year, and by a decrease of approximately $33,000 for start-up expenses incurred for LPOIZ’s new facility compared to the prior year. We intend to maintain SG&A costs generally at current levels.

New Product Development:

New product development costs were approximately $249,000 in the third quarter of fiscal 2015, a decrease of $70,000 from the third quarter of fiscal 2014. This decrease was primarily due to a decrease of $45,000 in wages and a decrease of $20,000 in consulting fees paid for engineering design support. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2015.

Other Income (Expense):

Interest expense was approximately $3,000 in the third quarter of fiscal 2015 as compared to $13,000 in the third quarter of fiscal 2014. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank.

In the third quarter of fiscal 2015, we recognized expense of approximately $106,000 related to the change in the fair value of warrant liability in connection with our June 2012 private placement. We recognized expense of approximately $131,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other expense, net was approximately $8,000 in the third quarter of fiscal 2015 compared to approximately $33,000 in the third quarter of fiscal 2014. This was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net income was approximately $90,000 or $0.01 basic and diluted earnings per share during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014, in which we reported a net loss of approximately $133,000 or $0.01 basic and diluted loss per share. The approximately $223,000 increase in net income resulted from higher gross margin of approximately $135,000, a decrease in expense in the change in the fair value of warrant liability of approximately $25,000, and a decrease in professional services fees of approximately $49,000.

Weighted-average shares outstanding (basic) was 15,028,231 in the third quarter of fiscal 2015 compared to 14,292,976 in the third quarter of fiscal 2014. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the ESPP and our private placement in January 2015 with Pudong Investment.

Fiscal First Nine Months: Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014

Revenues:

For the nine months ended March 31, 2015, we reported total revenues of $9.16 million compared to $8.72 million for the first nine months of the prior fiscal year, an increase of 5%. The increase from the first nine months of the prior fiscal year was attributable to a 5% increase in sales of our specialty products and a 170% increase in sales of our infrared products.

Cost of Sales:

Our gross margin percentage for the first nine months of fiscal 2015 was 42%, a decrease from 46% from the first nine months of fiscal 2014. Total manufacturing costs of $5.31 million were approximately $608,000 higher the first nine months of fiscal 2015 compared to the same period of the prior fiscal year. The increase in manufacturing costs, as compared to the same period of the prior fiscal year, is a result of higher direct labor costs associated with the ramp-up in infrared production, the overlapping manufacturing workforces during the transition of production from the Shanghai facility to the Zhenjiang facility, and severance for terminated staff at LPOI’s Shanghai facility once we moved production to LPOIZ’s Zhenjiang facility.

Selling, General and Administrative:

During the first nine months of fiscal 2015, SG&A costs were approximately $3.61 million, compared to $3.33 million in the first nine months of fiscal 2014, an increase of approximately $285,000. The increase was primarily due to an increase of approximately $132,000 in professional fees in support of strategic growth initiatives and higher wages of $163,000. We expect SG&A costs to return to previous levels, given the temporary nature of the increase in professional fees that were associated with certain strategic growth initiatives.

New Product Development:

New product development costs were approximately $943,000 in the first nine months of fiscal 2015 compared to $878,000 in the first nine months of fiscal 2014, an increase of $65,000. This increase was due to an increase of $99,000 in wages for infrared product development offset by a decrease of $40,000 for consulting services.

Other Income (Expense):

Interest expense was approximately $26,000 in the first nine months of fiscal 2015 as compared to $23,000 in the first nine months of fiscal 2014. Interest expense in the current fiscal year resulted from amortization of debt costs related to our credit facility and the Invoiced Based Line with Avidbank.

In the first nine months of fiscal 2015 we recognized income of approximately $375,000 related to the change in the fair value of warrant liability related to warrants issued in connection with our June 2012 private placement. We recognized expense of $185,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other income (expense), net was income of approximately $12,000 in the first nine months of fiscal 2015 compared to expense of approximately $2,000 in the first nine months of fiscal 2014. For the first nine months of fiscal 2015, other income was primarily comprised of the foreign currency exchange transactions.

Net Income (Loss):

Net loss was approximately $348,000, or $0.02 basic and diluted loss per share, during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014, in which we reported a net loss of approximately $416,000 or $0.03 basic and diluted loss per share. The approximate $68,000 decrease in net loss resulted from the change in the fair value of our warrant liability for our June 2012 Warrants and lower gross margin due to the severance costs incurred as a result of terminating employees at LPOI’s Shanghai facility offset by higher SG&A expenses due to the temporary increase in professional fees incurred as a result of certain strategic growth initiatives.

Weighted-average shares outstanding (basic) was 14,537,727 in the first nine months of fiscal 2015 compared to 13,905,376 in the first nine months of fiscal 2014. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued in our January 2015 private placement and under the ESPP.

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $5.2 million and total cash and cash equivalents of $1.06 million, of which $290,000 of the total cash was held by our foreign subsidiaries. Total cash and cash equivalents decreased during the first nine months of 2015 primarily due to capital expenditures to expand and improve our manufacturing processes. On May 4, 2015, we had a book cash balance of $1.0 million.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs. From February 1996 (when our initial public offering occurred) through the end of our quarter ended March 31, 2015, inclusive, we have raised a net total of approximately $106 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for our common stock.

On December 23, 2014, we entered into an Amended LSA with Avidbank for an Invoice Based Line. The Amended LSA amends and restates the LSA between the Company and Avidbank. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to the Company up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%), which is the Maximum Advance Rate, of the aggregate balance of the Company’s eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA.

Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Amended LSA bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.25% at March 31, 2015). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

Late payments are subject to a late fee equal to the lesser of five percent (5%) of the unpaid amount or the maximum amount permitted to be charged under applicable law. Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above the interest rate applicable immediately prior to the occurrence of the event of default. The Amended LSA contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality. The amount drawn on the Amended LSA was $0 as of March 31, 2015.

Management has developed operating plans for fiscal 2015 and 2016 and believes we have adequate financial resources to achieve these plans and to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. The fiscal 2015 and 2016 operating plans and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products and infrared products. We expect further margin improvements based on production efficiencies and reductions in product costs as a result of the shifting of our manufacturing operations to Shanghai and Zhenjiang, as well as yield improvements, improved tool life and expanded coating capability. Through these actions and our continuing cost reduction programs, we are improving our competitive position in the marketplace.

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

Sources and Uses of Cash

Cash Flows – Financings:

Net cash provided by financing activities was approximately $954,000 in the first nine months of fiscal 2015 compared to net cash provided by financing activities of approximately $1.54 million in fiscal 2014. In the first nine months of fiscal 2015, we drew a net of approximately $165,000 on our line of credit. The line of credit balance was zero at March 31, 2015. In the first nine months of fiscal 2014, we received approximately $1.5 million in the exercise of warrants, net of costs. In connection with the exercise of warrants, we issued 1,136,143 shares of Class A common stock. The exercise prices ranged from $0.87 to $1.89 per share of Class A common stock.

In the fourth quarter of fiscal 2014, we entered into the SPA with Pudong, with respect to a private placement of our Class A common stock. The SPA was subsequently amended and assigned to Pudong Investment.

On January 20, 2015, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. The Company received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. The Company has used the proceeds of the sale to provide working capital in support of its continue growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

Cash Flows – Operating and Investing:

Cash flow used in operations was approximately $568,000 for the nine months ended March 31, 2015, an increase of approximately $441,000 from the nine months ended March 31, 2014. This increase was primarily due to the change in fair value of our June 2012 Warrants and an increase in working capital. Our fiscal 2015 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continuing margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative and new product development expenditures. For example, we expect lower coating costs due to larger unit volumes and due to our ability to coat the infrared lenses in-house rather than out-sourcing this service.

During the first nine months of fiscal 2015, we expended approximately $521,000 for capital equipment as compared to $1.36 million during the first half of fiscal 2014. The majority of our capital expenditures during both fiscal 2015 and fiscal 2014 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products and equipment and facility improvements for our new facility in Zhenjiang. We anticipate lower expenditures during fiscal 2016. We anticipate spending approximately $800,000 on capital equipment during fiscal 2016; however, this will depend on opportunities and circumstances.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates:

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% on invoices that are over 120 days past due for China based accounts without an agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: May 7, 2015	By: /s/ J. James Gaynor
President and Chief Executive Officer

Date: May 7, 2015	By: /s/ Dorothy M. Cipolla
Chief Financial Officer

