Form 10-K
period 2015-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2015-09-22
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, (as defined in Rule 12b-2 in the Exchange Act). YES ☐   NO ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market, and for the purpose of this computation only, on the assumption that all of the registrant’s directors and officers as well as two parties filing on Form SC 13-G, are affiliates) was approximately $8,645,439 as of December 31, 2014.

As of September 14, 2015, the number of shares of the registrant’s Class A Common Stock outstanding was 15,239,775.

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

PART I

Item 1.    Business.

General

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) was incorporated under Delaware law in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation formed in 1985. We manufacture optical components and higher level assemblies including precision molded glass aspheric optics, infrared aspheric lenses, GRADIUM glass lenses and other optical materials used to produce products that manipulate light.  We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecom, machine vision and sensors, among others. All the products that we produce enable lasers and imaging devices to function more effectively.  For example:

•	Molded glass aspheres and assemblies are used in various high performance optical applications primarily based on laser technology;

•	Infrared molded lenses and assemblies using short (SWIR), mid (MWIR) and long (LWIR) wave materials imaging are used in applications for firefighting, predictive maintenance, homeland security, surveillance, automotive and defense; and

•	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance so that it approximates aspheric lens performance.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary, located in Jiading, People’s Republic of China. Over time, we transitioned a substantial portion of our manufacturing to LPOI, which until recently, operated as our primary manufacturing facility in China.

In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ built out a 25,833 square foot manufacturing facility and production at LPOIZ’s new facility commenced in April 2014. We have now shifted our manufacturing operations from LPOI to LPOIZ, as this new facility provides a lower cost structure for production of larger volumes of optical components and assemblies, and further strengthens our partnerships within the Asia/Pacific region. The LPOI facility is now primarily used for sales and engineering functions.

Product Groups and Markets

During fiscal 2015, we started evaluating our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and non-recurring engineering (“NRE”). Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens that are usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens that are usually sold in larger lot quantities. Our infrared product group is comprised of both molded lens and assemblies. Our specialty product group is comprised of value added products such as optical subsystems, assemblies, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

We currently serve the following major markets: distribution and catalog, laser, industrial, instrumentation, telecommunications, and defense. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO lenses are typically used in industrial tools, especially in China. Our HVPMO and LVPMO lenses are also used in applications for the telecommunications market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and, the laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Currently, sales of our infrared products are primarily for customers in the industrial market that use thermal imaging cameras. Our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others. Within the larger overall markets, which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $355 million for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. Our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business. We plan to accomplish this growth through the implementation of the following objectives:

•	Continue to Drive Operational Excellence and Asset Efficiency. Operational excellence, which includes a commitment to safety, environmental stewardship, and improved reliability, is key to our future success. We continually evaluate our business to identify opportunities to increase operational efficiency throughout our production facilities with a focus on maintaining operational excellence and maximizing asset efficiency. We intend to continue focusing on increasing manufacturing efficiencies through selected capital projects, process improvements, and best practices in order to lower unit costs. We will also carefully manage our portfolio and take appropriate actions to address product lines that face challenging market conditions and do not generate returns on invested capital that we believe are sufficient to create long-term shareholder value.

•	Focus on Cash Flow Generation. Our goal is to focus on cash flow generation and return on invested capital through the continuing optimization of our cost structure, improvement in working capital and supply chain efficiencies, and a disciplined approach to capital expenditures. We have a proven track record of mitigating fixed cost inflation with cost saving actions and productivity improvements. We intend to continue to identify incremental cost saving opportunities based in large part on benchmarks of industry-leading performance and productivity improvements by utilizing our engineering and manufacturing technology expertise and partnerships with low cost producers. Our goal is to maintain a cost structure that positions us favorably to compete and grow. We intend to continue to upgrade our customer and product mix to increase our sales of value-added, differentiated products, thereby achieving premium pricing to improve margins and enhance cash flow.

We also intend to actively manage our working capital by increasing inventory turnover and reducing finished goods and raw materials inventory without affecting our ability to deliver products to our customers. We strive to improve our supply chain efficiency by focusing on reducing both operating costs and working capital needs. Our supply chain efforts to lower operating costs have consisted of reducing procurement spending, lowering transportation and warehouse costs, and optimizing production scheduling.

We remain focused on disciplined capital allocation among our product groups. We plan to allocate our capital expenditures to projects required to enhance the reliability of our manufacturing operations and maintain the overall asset portfolio. This includes key maintenance and repair activities in each product group, and necessary regulatory and maintenance spending to ensure safe operations. We intend to optimize capital spending on growth projects across our various business based on a thorough comparison of risk-adjusted returns for each project.

•	Maintain Strong Customer Focus. A key component of our strategy is to produce innovative, high-performance products that offer enhanced value propositions to our customers at competitive prices. Our goal is to continually work closely with our customers to provide solutions and products that optimize their products. This market-driven product development enables us to offer a high-quality product portfolio to our customers and provides our business with the ability to respond quickly and efficiently to changes in market demands.

•	Leverage our Leadership to Drive Organic Growth. We plan to continue to capitalize on our global operations network, distribution infrastructure, and technology to pursue global growth. We will focus our efforts on those geographic areas and end products that we believe offer the most attractive growth and long-term profit prospects.

•	Deepen Our Presence in Emerging Markets. Emerging markets are a strategic priority for our business. We are well positioned not only to leverage our strong market positions in mature but highly sophisticated markets in North America and Europe, but also to participate in the expected growth of emerging markets in Asia and Eastern Europe. We believe that improving living standards and growth in GDP across emerging markets are combining to create increased demand for our products. We expect to capitalize on this growth opportunity by expanding our customer base and local capabilities in order to increase our market share across emerging markets, especially in China. To accelerate our penetration of these markets and maintain our competitive cost position, we may develop relationships with leading local partners, especially in businesses where participation in the fast-growing Chinese market is particularly important for long-term sustainable growth. For example, we are well positioned to leverage our strong production technology in the Chinese market as a result of an increasing percentage of aerospace, automotive, semiconductor, electronics, and telecommunications manufacturing transitioning to China.

•	Drive Organizational Alignment. We believe that maintaining alignment of the efforts of our employees with our overall business strategy and operational excellence goals is critical to our success. We have outstanding people and assets and, with the commitment to values of safety, customer appreciation, simplicity, collective entrepreneurship, and integrity, we believe that we can maintain our competitiveness and help achieve our operational excellence and asset efficiency strategic objectives.

The following further discusses the various products we offer and certain growth opportunities we anticipate for each such product.

LVPMO and HVPMO Product Groups. Aspheric lenses are known for their optimal performance. Our glass molding technology enables the production of both low and high volumes of aspheric optics while still maintaining the highest quality at an affordable price. Molding is the most consistent and economical way to produce aspheres and we have perfected this method to offer the most precise molded aspheric lenses available.

In recent years, sales of both our LVPMOs and HVPMOs have increased.  We expect this growth to continue for the next several years with what we believe is the beginning of a multi-year growth cycle of the optical market.  This multi-year growth cycle is driven by four major trends: cloud computing; video distribution via digital technology; wireless broadband; and machine-to-machine connection.  Cloud computing is causing a shift in enterprise technology with increased spending for software-as-a-service (“SAAS”) and infrastructure-as-a-service (“IAAS”) capital investments.  Delivery of applications and technology using SAAS or IAAS requires larger and faster network bandwidth.  The explosion of mobile devices, which includes smartphones and tablet devices, is also requiring the expansion of network bandwidth as users are receiving and transferring larger amounts of data via their mobile devices.  The number of mobile devices exceeded the global population at the beginning of 2015 and is estimated to be 1.5 mobile devices per capita by 2019.  Individuals are also streaming more video on their mobile devices or through their smart TVs.  This type of video distribution, which is estimated to be 80% of all network traffic by 2019, is creating a huge demand for larger and faster bandwidth.  Finally, machine-to-machine connection technology allows wireless and wired systems to communicate with other devices of the same type.  This type of networking often requires bandwidth in order for the machines to communicate with each other.  All of these trends require the expansion of bandwidth, and thus, the growth of optical communication networks.  Our products, such as our precision molded optical lenses, can be used as a component in optical communication networks.  We also anticipate growth in our precision molded aspheres product revenues as we add new product lenses and applications for a variety of markets and industries, including laser tools, telecom transceivers, micro-projectors, scientific and bench top lasers, range finders, medical devices, bar code scanners and laser based spectrometers.

•	LVPMOs. The growth in our LVPMO business is driven by a variety of market applications such as medical endoscopes, medical flow cytometers, scientific and bench-top lasers, laser based spectrometers, military telecom and telescopic weapon sights. These products have precision specifications and 100% testing to verify that our lenses conform to a higher level of performance than most of the competition in these markets.

•	HVPMOs. The continued growth in our HVPMO business is driven by market applications supporting mostly the laser diode applications for high volume markets in laser tools, range finders, laser gun sights, bar code scanners and micro-projectors. The same basic tooling used for high precision in the LVPMO applications allows us to realize a competitive advantage for high volume production that benefits the end customer while maintaining low price targets. Markets for laser diode applications are expected to grow substantially in the next few years as applications such as Lidar, which uses light and radar for distance tracking and speed detection, headlights for automobiles and many other related disciplines begin to rely more and more on laser technology.

Infrared Product Group. Advances in chalcogenide materials have enabled compression molding for MWIR and LWIR optics in a process similar to precision molded lenses.  Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods.  Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses.  Traditional germanium or zinc selenide aspheres are manufactured by diamond turning, which is a time-consuming and expensive process.  Diamond turned lenses are made one at a time and the lenses suffer from variations in the surface resulting in variations of performance from lens to lens.  The infrared optics molding process allows lenses to be manufactured in high volume with a highly repeatable, consistent performance and allows for sophisticated beam shaping or achromatization over a range of wavelengths to be molded directly into the surfaces of the lens.

Overall, we anticipate growth for infrared optics and increased requirements for systems requiring molded aspheric optics over traditional ground and polished lenses.  Infrared systems, which include thermal imaging cameras, gas sensing devices, spectrometers, night vision systems, automotive driver awareness systems such as blind spot detection, thermal weapon gun sights, and infrared counter measure systems, represent a market that is forecasted to grow to greater than $5.6 billion at the complete systems level by 2020 at a compound annual growth rate of 10%.  As infrared imaging systems become widely available, the cost of optical components needs to decrease before the market demand will increase.  Our aspheric molding process is an enabling technology for the cost reduction and commercialization of infrared imaging systems because the aspheric shape of our lenses enables system designers to reduce the lens element in a system and provide similar performance at a lower cost.

Specialty Product Group.  We have a rapidly growing group of specialty products and assemblies that take advantage of our unique technologies and capabilities.  These include custom optical designs, mounted lenses, optical assemblies, and GRADIUM lenses. We expect growth from defense communications programs and commercial optical sub-assemblies.

Our GRADIUM glass is an optical quality glass material with axially varying refractive index, capable of reducing optical aberrations inherent in conventional lenses and performing with a single lens tasks traditionally performed by multi-element, conventional lens systems.  Typical applications include surgical lasers, high power YAG lasers for welding, cutting and marking, defense-market uses, and test and measurement.  GRADIUM has a unique capability to handle up to 10 kilowatts of power and is servicing a niche market for laser high-power cutting and laser welding.

We design, build, and sell optical assemblies into markets for test and measurement, medical devices, military, industrial, and communications based on our proprietary technologies.  Many of our optical assemblies consist of several products that we manufacture.

Sales and Marketing

Marketing. Extensive product diversity and varying levels of product maturity characterize the optics industry. Product markets range from consumer (e.g., cameras, copiers) to industrial (e.g., lasers, data storage, infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, lens systems) to products incorporating lens components (e.g., robotics, semiconductor production equipment) and communications (e.g., various optics are required for bandwidth expansion and improved data transfer for the optical network). As a result, we market our products across a wide variety of customer groups including laser systems manufacturers, laser OEMs, infrared-imaging systems vendors, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical and industrial measurement equipment manufacturers, government defense agencies, and research institutions worldwide.

Organization Optimization Plan. In February 2015, we announced our plan to transition to a technical sales process that leverages the success of our existing demand-creation model. To align the organization for specific goals and accountability, we created an executive structure with three direct reporting lines: Operations, China, and Finance. Technical and engineering staffs are now more fully integrated with our sales force, and two new sales positions were created: Executive Sales Manager, combining the responsibility for all sales and marketing, and Marketing Manager. We combined the organizations supporting our aspheric visible lens products and our new line of infrared products. Sales, marketing, engineering, and quality now report to the newly created position of Executive Vice President – Operations.

Sales Organization.   We have regional sales forces that market and sell our products directly to customers in North America and China.  We also have a master distributor in Europe. We have formalized relationships with 14 industrial, laser, and optoelectronics distributors and channel partners located in the United States and various foreign countries to assist in the distribution of our products in highly specific target markets. We also have reseller arrangements with the top three product catalogs in the optics and opto-electronics market.  In addition, we also maintain our own product catalog and internet website (www.lightpath.com) as vehicles for broader promotion of our products. We make use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

All of our partners work diligently to expand opportunities in emerging geographic markets and through alternate channels of distribution. We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Trade Shows.  We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in several United States based shows including Society of Photographic Instrumentation Engineers (“SPIE”) Photonics West in January 2015 and SPIE Defense, Security and Sensing in May 2015. We also participate in shows in China such as the China International Optoelectronic Exposition in Shenzhen.  In addition, we partner with key distributors to attend exhibitions such as Laser World of Photonics in Munich, Germany.  Such a strategy underscores our strategic directive of broadening our base of innovative optical components and assemblies. These trade shows also provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

Competition

The market for optical components generally is highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lenses and optical components, providers of aspheric lenses and optical components, and producers of optical quality glass. To a lesser extent, we compete with developers of specialty optical components and assemblies. Many of these competitors have greater financial, manufacturing, marketing and other resources than we do.

We believe our unique capabilities in optical design engineering, our low cost structure and our substantial presence in Asia, particularly in China, provides us with a competitive edge and assists us in securing business. Additionally, we believe that we offer value to some customers as a second or backup supply source in the United States should they be unwilling to commit to purchase their entire supply of a critical component from a foreign production source. We also have a broad product offering to satisfy a variety of applications and markets.

LVPMOs and HVPMOs Product Groups.  Our LVPMO products compete with conventional lenses and optical components manufactured by companies such as Asia Optical, Anteryon, RPO, and Sunny Optics.

Aspheric lenses that improve the shortcomings of conventional lenses significantly compete with our molded glass aspheric lenses, which are part of our HVPMO product group. Aspheric lens system manufacturers include Panasonic, ALP’s, Hoya Corporation, as well as newer competitors from China and Taiwan such as E-pin Optical Industry Co. and Kinik Company. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products.  However, we believe that our optical design expertise and our flexibility in providing custom high performance optical components at a low price are key competitive advantages for us over these competitors.

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

Infrared Product Group. Our infrared molded aspheric optics competes with traditional infrared lenses manufactured from germanium, such as those produced by Janos Technologies, Ophir Optics or Elcan Optical Technologies.  These traditional infrared lenses can either be polished spherical or are diamond turned aspherical.  Our molded lenses compete with spherical lenses because like all aspheres they can replace doublets or triplets based on the higher performance of an aspheric lens.  Diamond turned aspheres from germanium are expensive to produce in high volumes and time consuming to manufacture.  We believe our low cost, high volume lens business strategy enables us to compete with the manufacturers of traditional infrared lens.

Our molded infrared optics competes with products manufactured by Umicore, Kiro, and Free Form. We believe that our optical design expertise and our flexibility in providing custom, high performance infrared optical components are key advantages over the products manufactured by these competitors.  A specific advantage over Umicore, a foreign company, is that the infrared market is highly dependent on the United States defense industry, which prefers to purchase from United States based companies such as LightPath.

Specialty Product Group. GRADIUM lenses are often used for products in the niche high power laser optics market.  GRADIUM lenses are produced using a unique, well-established technology that no other manufacturer possesses, which provides us with a competitive advantage. However, there are other competing technologies, such as traditional fused silica doublets and triplets as well as newer large diameter aspheres, such as those manufactured by Asphericon or Edmund Optics.

Manufacturing

Facilities. Our manufacturing is largely performed in our 26,000 square foot production facility in Orlando, Florida and in LPOIZ’s 26,000 square foot production facility in Zhenjiang. Prior to the transition of our manufacturing in China to LPOIZ’s facility, such manufacturing was performed in LPOI’s 16,000 square foot facility near Shanghai, which is now used primarily for sales and engineering functions. With space remaining in the Zhenjiang and Orlando facilities, we believe our facilities are adequate to accommodate our needs for the foreseeable future. We are currently reviewing our options with respect to the Shanghai facility since our lease terminates in 2016. Management currently anticipates relocating to a smaller facility with a lower monthly rent amount given the extra capacity provided by LPOIZ’s Zhenjiang facility.

Our manufacturing facilities feature areas for each step of the manufacturing process, including coating work areas, preform manufacturing and a clean room for pressing and integrated assembly. Our Orlando and Zhenjiang facilities include new product development laboratories and space that includes development and metrology equipment. Our Zhenjiang facility has anti-reflective coating equipment to coat our lenses in-house.

Production and Equipment. Our Orlando facility contains a manufacturing area for our molded glass aspheres, a tooling and machine shop to support new product development, commercial production requirements for our machined parts, the fabrication of proprietary press work stations and mold equipment, and a clean room for our molding and assembly workstations. We also have glass coring equipment to meet our current needs of GRADIUM product sales worldwide. The Orlando facility is also International Traffic in Arms and Regulation (ITAR) compliant. LPOIZ’s Zhenjiang facility features a molded glass aspheres manufacturing area, clean room, and an area for anti-reflective coating. Our Orlando, Shanghai, and Zhenjiang facilities are ISO 9001:2008 certified. For more information regarding our facilities, please see Item 2. Properties in this Annual Report.

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

Suppliers.  We utilize a number of glass compositions in manufacturing our molded glass aspheres and lens array products.  These glasses or equivalents are available from a large number of suppliers, including CDGM Glass Company, Ohara, and Sumita. Base optical materials, used in both GRADIUM and collimator products, are manufactured and supplied by a number of optical and glass manufacturers. We believe that a satisfactory supply of such production materials will continue to be available at reasonable prices, although there can be no assurance in this regard.

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

Patents and Other Proprietary Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks, and copyrights. The products and technologies that we employ use patents that are either owned and maintained by us or licensed to us by others. Patents have been issued, and/or patent applications have been filed, in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment and micro-fabrication. The first of our issued patents expired in 2006; the remainder expire at various times through 2023.

Issued patents owned or available to us may not afford us adequate protection or may be challenged, invalidated, infringed, or circumvented. Patent applications relating to our products may not result in patents being issued. Patent rights granted to us for technologies that we may license in the future may not provide competitive advantages to us. Patents that are owned or licensed by us that are issued in one jurisdiction may not be issued in any other jurisdiction. The validity of any of our patents may not be upheld if challenged by others in litigation or if such litigation alleges that our activities infringe upon patents owned by others.

In addition to patent protection, certain process inventions, lens designs and innovations are retained as trade secrets. A key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.

We own several registered and unregistered service marks and trademarks which are used in the marketing and sale of our products.  The following sets forth our registered and unregistered service marks and trademarks, if registered, the country in which the mark is filed, and the renewal date for such mark.

Mark	Type	Registered	Country	Renewal Date
LightPath®	service mark	Yes	United States	October 22, 2022
GRADIUM™	trademark	Yes	United States	February 5, 2017
Circulight	trademark	No	—	—
BLACK DIAMOND	trademark	No	—	—
GelTech	trademark	No	—	—
Oasis	trademark	No	—	—
LightPath®	service mark	Yes	People’s Republic of China	Application filed

Environmental and Governmental Regulation

Currently, emissions and waste from our manufacturing processes are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize contain some toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state, and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

We also utilize certain chemicals, solvents, and adhesives in our manufacturing process. We believe we maintain all necessary permits and believe we are in full compliance with all applicable regulations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold, and their derivatives. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We strive to only use suppliers that source from conflict-free smelters and refiners; however, in the future, we may face difficulties in gathering information regarding our suppliers and the source of any such conflict minerals.

New Product Development

For many years, we engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, our new product development efforts led to the development of our capabilities in molded aspheric lenses and infrared lenses. We incurred expenditures for new product development during fiscal years 2015 and 2014 of approximately $1.1 million and $1.2 million, respectively. We concentrated our efforts to support existing and new customers in the design and manufacture of items in two of our product lines: lenses and infrared products.

We are continuing to focus our new product development efforts on infrared optics products for imaging and sensing, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors, and environmental monitoring. We currently plan to expend approximately $1.2 million for new product development during fiscal 2016, which could vary depending upon revenue levels, customer requirements, and perceived market opportunities.

For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2015 and fiscal 2014, we had sales to three customers that comprised an aggregate of approximately 28% of our annual revenue with one customer at 11% of our sales, another customer at 10% of our sales, and the third customer at 7% of our sales. We continue to diversify our business in order to minimize our sales concentration risk. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2015, 54% of our net revenue was derived from sales outside of the United States, with 90% of our foreign sales derived from customers in Europe and Asia.

Employees

As of June 30, 2015, we had 173 full-time equivalent employees, with 67 in Florida and 106 in China. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2016. We have 27 employees engaged in management, administrative, and clerical functions, 11 employees in new product development, 10 employees in sales and marketing, and 125 employees in production and quality control functions. We have used and will continue utilizing part-time help, temporary employment agencies, and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

Item 2.    Properties.

We occupy a 26,000 square foot facility in Orlando, Florida, which includes a 6,000 square foot clean room and houses our corporate headquarters, engineering, marketing, internal sales, manufacturing management and some manufacturing operations. At our Orlando facility, our molded glass aspheres manufacturing area includes lens pressing equipment, high precision mold production equipment, advanced metrology and inspection equipment, and coating facilities. It also features a tooling and machine shop, which can support new product development, commercial production requirements for our machined parts, and the fabrication of propriety press workstations and mold equipment. Our Orlando facility has glass coring equipment for our current needs of GRADIUM product sales and also includes a clean room for our molding and assembly workstations, which include our proprietary laser fusion and housing equipment, automated testing processes, and laser polishing stations. Our Orlando facility is International Traffic in Arms Regulations (ITAR) compliant.

The monthly rental payments for our Orlando facility average approximately $29,000 through April 2022, which excludes all charges, common area maintenance, escalation, and certain pass-through of taxes and other operating costs. In July 2014, we negotiated a new lease which increased our space from approximately 22,000 square feet to approximately 26,000 square feet, or by 20%. The additional space allowed us to relocate our administration functions to new office space and reclaim needed manufacturing space for our business. We were also able to take advantage of local market conditions and decrease our overall rent expense by an estimated 25%.

Over time, we transitioned a majority of our manufacturing requirements for our precision molded optic line and our assembly product line to LPOI’s Shanghai facility and, now, most recently from LPOI’s Shanghai facility to LPOIZ’s Zhenjiang facility. As we transitioned our manufacturing overseas, we reduced the leased space in our Orlando facility from 41,063 square feet to 21,557 square feet, as reflected in the third, fourth and fifth amendments to the Orlando facility lease, effective December 1, 2007, May 1, 2009 and May 1, 2012, respectively. The sixth amendment, effective July 2, 2014, extended the lease term through April 2022 and increased the leased space from 21,557 square feet to 26,077 square feet. The seventh amendment dated January 31, 2015 corrected the square footage to 25,847 square feet. Minimum rental rates for the extension term were established based on annual increases of two and one half percent and start in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the third lease amendment.

Our wholly-owned subsidiary, LPOI, also leases an approximately 16,000 square foot facility located in Jiading, People’s Republic of China. The lease expires in April 2016 and houses 19 employees. LPOI’s Shanghai facility is now primarily used for sales and engineering functions. The rent is approximately $8,000 per month. We plan to relocate to a smaller facility upon expiration of the current lease, and anticipate that our monthly rental amount will decrease as a result of such relocation.

LPOIZ leases an approximately 26,000 square foot facility located in Zhenjiang, Jiangsu Province, People’s Republic of China. LPOIZ’s Zhenjiang facility features a molded glass aspheres manufacturing area, which includes lens pressing equipment, advanced metrology and inspection equipment. The clean room in LPOIZ’s Zhenjiang facility features assembly manufacturing equipment and automated dispensing systems. The Zhenjiang facility also houses our precision dicing equipment and anti-reflective coating equipment.

LPOIZ signed a five year lease that will expire March 31, 2019. The Zhenjiang facility houses 87 employees. The rent is approximately $2,000 per month.

We are ISO 9001:2008 certified at all three of our facilities. Much of our product qualification is performed in-house at our facilities. Our test and evaluation capabilities include damp heat, high/low temp storage, and a thermal shock oven, which are representative of the equipment required to meet Telecordia requirements and other customer required product specifications. Our New Product Development department has computer aided design (CAD) tools and technical support. The continuing implementation of various statistical process controls (SPCs) is being pursued to improve product yields and allows us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers may demand rigorous testing prior to their purchase of our products.

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

Item 3. Legal Proceedings.

From time to time, we are involved in various legal actions arising in the normal course of business. We currently have no legal proceeding to which we are a party to or to which our property is subject to and, to the best of our knowledge, no adverse legal activity is anticipated or threatened.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the NASDAQ Capital Market (“NCM”) under the symbol “LPTH”.

The following table sets forth the range of high and low bid prices for our Class A common stock for the periods indicated, as reported by NCM. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2015 was $1.76 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2015
Quarter ended June 30, 2015	$1.81	$0.88
Quarter ended March 31, 2015	$1.32	$0.89
Quarter ended December 31, 2014	$1.48	$0.90
Quarter ended September 30, 2014	$1.56	$1.17

Fiscal Year Ended June 30, 2014
Quarter ended June 30, 2014	$1.63	$1.28
Quarter ended March 31, 2014	$1.76	$1.35
Quarter ended December 31, 2013	$1.55	$1.17
Quarter ended September 30, 2013	$1.83	$1.17

Holders

As of July 15, 2015, we estimate there were approximately 235 holders of record and approximately 4,168 street name holders of our Class A common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal 2015:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at June 30,	at June 30,
Equity Compensation Arrangement		2015	2015
Amended and Restated Omnibus Incentive Plan	3,915,625	1,797,783	1,478,778
Employee Stock Purchase Plan	400,000	—	400,000
	4,315,625	1,797,783	1,878,778

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

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2015 compared to the Fiscal Year Ended June 30, 2014:

Revenue for fiscal 2015 totaled approximately $13.66 million compared to approximately $11.83 million for fiscal 2014, an increase of 15%. The 15% increase in revenue primarily resulted from an increase in specialty products due to higher collimators volume, and growth in our infrared products. Unit shipment volume in precision molded optics in fiscal 2015 decreased by 28% as compared to fiscal 2014 but the average selling price improved 38% period over period due to a product mix shift with lower volumes in the industrial tool business offset by new applications in fiber laser delivery systems, medical applications, and telecommunications. The sales price mix of the precision molded optics also changed in fiscal 2015. Revenue for LVPMO (low volume precision molded optics with selling price of greater than $10) units sold increased by 11%, or $629,000, while revenue for HVPMO (high volume precision molded optics with selling price of less than $10) units sold decreased by 22%, or ($707,000). We expect continued growth in sales to be derived primarily from our specialty products and our precision molded optics product line, particularly our HVPMOs sold in Asia, and our infrared product line based upon recent quote activity and market trends.

Gross margin percentage for fiscal 2015 was 44% compared to 46% in fiscal 2014. Gross margin percentage decreased in fiscal 2015 due to changes in the product mix. The product mix change was a result of changes in both the sales volume and sales prices of our products. Our sales of LVPMOs increased; however, the lenses were sold at a lower price. Similarly, our sales of infrared products increased; however, the products were sold at production prices versus prices we charge when a product is a prototype. These changes were partially offset by a decrease in HVPMOs sold at higher prices and an increase in sales of specialty products at stable prices. Total manufacturing costs were approximately $7.68 million, an increase of approximately $1.24 million as compared to fiscal 2014. This increase in manufacturing costs resulted from costs associated with the increase of $1.83 million in revenue.

We plan to continue emphasizing unit cost reductions now that we have completed the consolidation of production in LPOIZ’s facility, efficiently purchasing raw materials and continuing to increase the amount of anti-reflective coating we do in-house versus outsourcing this service. We also anticipate efficiency improvements in production at LPOIZ’s Zhenjiang facility as the employees become a more experienced workforce. We expect lower direct costs due to the lower labor and service costs in Zhenjiang.

Selling, general and administrative expenses increased by approximately $618,000 to $5.13 million in fiscal 2015 as compared to $4.51 million in fiscal 2014. This increase was primarily due to an increase of approximately $574,000 in wages due to an increase in headcount and bonus expense for our named executive officers as a result achieving certain performance goals, and an increase of approximately $51,000 in commission expenses due to increased sales. Our fiscal 2016 operating plan projects our selling, general and administrative expenses to increase by $413,000 to $5.54 million as compared to fiscal 2015 due to an increase in commissions and bonus payments to our named executive officers as a result of an increase in forecasted sales.

New product development costs in fiscal 2015 decreased by approximately $106,000 to $1.11 million. This decrease was primarily due to a decrease of $52,000 in wages, and a decrease of $54,000 in materials and services costs. These additional costs in the prior year were to support ongoing product development projects. Our fiscal 2016 operating plan projects product development spending of $1.15 million, a slight increase as compared to fiscal 2015.

In fiscal 2014, the amortization of intangibles, which consisted of our patents, was approximately $35,000. Our patents were fully amortized in fiscal 2014. Interest expense was approximately $32,000 for fiscal 2015 as compared to approximately $37,000 for fiscal 2014. In fiscal 2015, interest expense consisted of amortization of debt costs of approximately $13,000 pursuant to that certain Amended and Restated Loan and Security Agreement dated December 23, 2014 (the “Amended LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) related to our invoice-based working capital revolving line of credit (the “Invoiced Based Line”) and interest of approximately $18,000 on capital leases. In fiscal 2014, interest expense consisted of amortization of debt costs related to our revolving line of credit pursuant to our initial Loan and Security Agreement dated September 30, 2013 (the “LSA”) with Avidbank.

In fiscal 2015 and 2014, we recognized approximately $464,000 in expense and approximately $94,000 in income, respectively, related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Investment and other income increased by approximately $35,000 to $41,000 in fiscal 2015 primarily from the impact of the foreign exchange rate reflecting the rate change during the receipt of payable invoices and payment of those invoices.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations.  Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2015 and 2014, we incurred a loss of $1,001 and $1,055 on foreign currency translation, respectively.

Net loss for fiscal 2015 was approximately $715,000 compared with a net loss of approximately $313,000 in fiscal 2014, an increase of approximately $402,000. This increase in net loss from fiscal 2014 to fiscal 2015 is primarily due to the change in the fair value of our warrant liability. Net loss for fiscal 2015, adjusted for the effect of the change in the fair value of the warrant liability, was $251,000 compared with a net loss for fiscal 2014, adjusted for the effect of the change in the fair value of the warrant liability, was $407,000, a decrease of approximately $156,000.

Liquidity and Capital Resources

At June 30, 2015, we had working capital of $5.68 million and total cash and cash equivalents of $1.64 million, of which $822,000 of the total cash was held by our foreign subsidiaries. As of June 30, 2015 and June 30, 2014, we had an accumulated deficit of approximately $205 million. On September 14, 2015 we had a book cash balance of $2,065,448.

Cash and cash equivalents held by our foreign subsidiaries in China were generated in China as a result of foreign earnings. Before any funds can be repatriated the retained earnings in China must equal at least 150% of the registered capital. As of June 30, 2015 we have retained earnings of $1.9 million and we need to have $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States and, if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs. From February 1996 (when our initial public offering occurred) through the end of fiscal 2015, inclusive, we raised a net total of approximately $106 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for shares of our common stock.

On December 23, 2014, we entered into an Amended LSA with Avidbank for an Invoice Based Line. The Amended LSA amended and restated the LSA. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA.

Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Amended LSA bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the prime rate (or 6.25% at June 30, 2015). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

Our obligations under the Amended LSA are secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable.

The Amended LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments.

Late payments are subject to a late fee equal to the lesser of five percent (5%) of the unpaid amount or the maximum amount permitted to be charged under applicable law. Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above the interest rate applicable immediately prior to the occurrence of the event of default. The Amended LSA contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality. The amount outstanding on the Amended LSA was $51,585 as of June 30, 2015. During fiscal 2015, the highest balance drawn on the LSA was $512,000.

Management developed an operating plan for fiscal 2016 and believes we have adequate financial resources to achieve this plan and to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. The fiscal 2016 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products. We also expect to be better positioned to accelerate our revenue growth and profitability as a result of certain strategic growth initiatives and an organizational optimization plan we announced in February 2015. Under these plans, we transitioned to a technical sales process that leverages the success of our existing demand-creation model. These growth initiatives and organizational modifications are intended to further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. An ancillary benefit of these plans is an estimated annual reduction of operating expenses of 5% to 10% or savings of approximately $200,000 to $375,000 per year upon complete implementation. These plans are now fully implemented and we realized the cost reductions starting in the fourth quarter of fiscal 2015. We are also benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

Our future capital requirements will depend on many factors including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward reaching positive cash flow and profitability. If these efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $963,000 in fiscal 2015 compared to approximately $1.50 million in fiscal 2014. In fiscal 2014, we received approximately $1.5 million in the exercise of warrants, net of costs. In connection with the exercise of warrants during fiscal 2014, we issued 1,136,143 shares of Class A common stock. The exercise prices ranged from $0.87 to $1.89 per share of Class A common stock.

On January 20, 2015, we closed a sale of our securities in accordance with that certain Securities Purchase Agreement with Pudong Science & Technology Investment (Cayman) Co., Ltd. (“Pudong Investment”), as previously disclosed in our Current Report on Form 8-K filed on April 16, 2014. Prior to the closing, the Securities Purchase Agreement was amended (as amended, the “SPA”) and assigned by Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”) to its affiliate, Pudong Investment.

In connection with the closing, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. We received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. The costs associated with this equity raise were approximately $181,000, leaving net proceeds of approximately $1,122,000. We used the sale proceeds to provide working capital in support of our continued growth, particularly new product development, sales and marketing of our infrared product line, and capital expenditures related to the acquisition of new equipment.

Immediately following the issuance of the shares of Class A common stock pursuant to the SPA, Pudong Investment beneficially owned 14.9% of our outstanding shares of Class A common Stock.

The shares of Class A common stock issued were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The shares of Class A common stock are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from the registration requirements.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $179,000 for the year ended June 30, 2015, an increase of approximately $268,000 from fiscal 2014. Our cash flow provided by operations was approximately $747,000 for the fourth quarter of fiscal 2015, compared to cash flow provided by operations of approximately $39,000 for the fourth quarter of fiscal 2014. Our fiscal 2016 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures. For example, we expect lower operating costs as a result of moving the majority of our manufacturing operations to LPOIZ’s Zhenjiang facility, and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in house rather than out-sourcing this service.

During fiscal 2015, we expended approximately $694,000 for capital equipment as compared to $1.36 million during fiscal 2014. In fiscal 2015, we initiated capital leases in the amount of $524,000 for manufacturing equipment. The majority of our capital expenditures during both fiscal 2015 and fiscal 2014 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our new facility in Zhenjiang.  We anticipate an increase in capital expenditures during fiscal 2016; however, the total amount expended will depend on opportunities and circumstances.

License Agreement:

On April 28, 2015, we entered into a License Agreement with one of our specialty products customers (the “Customer”) whereby we granted an irrevocable license of certain technology to be used by the Customer to manufacture fiber collimator assemblies. We will provide process work instructions, training and inventory. Pursuant to the License Agreement, we will receive $200,000 in fees in consideration of our disclosure of the technology and the grant of a license to the Customer to use the technology to manufacture specific fiber collimator assemblies used by the Customer. The license fees are due in two installments. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. The transaction will be accounted for under the guidance of ASC 605-10, Revenue Recognition and will be recognized over the ninety-day training period which was completed in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. We recognized approximately $124,000 of revenue in fiscal 2015, with expenses of $18,000. The costs associated with this License Agreement are estimated to be approximately $33,000.

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the United States should they be unwilling to commit to purchase their entire supply of a critical component to foreign merchant production sources. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our Key Performance Indicators

Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as units of shippable output by product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost, and, therefore, improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

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

• sales backlog;

• revenue dollars and units by product group;

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

Momentum in bookings during fiscal 2015 was strong, which we believe bodes well for revenue growth in future periods. Our 12-month backlog at June 30, 2015 was approximately $6.49 million compared to $4.28 million as of June 30, 2014. Backlog growth rates for fiscal 2015 and 2014 are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2014	$4,423	7%	7%
Q2 2014	$5,156	24%	17%
Q3 2014	$4,690	13%	-9%
Q4 2014	$4,275	3%	-9%

Q1 2015	$5,340	25%	25%
Q2 2015	$5,592	31%	5%
Q3 2015	$6,153	44%	10%
Q4 2015	$6,493	52%	6%

Our order intake remained strong in the second half of fiscal 2015 with solid bookings across all of the major markets we serve with the exception of the industrial tool business in China. During the third quarter of fiscal 2015, bookings for our specialty products, which included an order of fiber collimators assemblies from the Customer, was approximately $1 million. We also had continued improvement in our infrared product group, with an 80% increase in infrared product bookings during fiscal 2015 compared to fiscal 2014. Because of our product diversification, the continued weakness of the China industrial tool market, which is impacting our HVPMO product group, did not significantly impact our 12-month backlog. Bookings for HVPMO lenses during fiscal 2015 decreased by 5% compared to fiscal 2014.

We have been able to diversify our business by developing new applications for our products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights, and green lasers. Examples of these new applications are: 2D scanning, fiber laser delivery systems, disposable medical instruments and infrared sensor applications. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for fiscal 2016.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units by our five product groups for the three and twelve month periods ended June 30, 2015 and 2014:

		(unaudited)
		Three months ended		Twelve months ended
		June 30,		June 30,
		2015	2014	2015	2014
Revenue	LVPMO	1,807,282	1,616,175	6,495,943	5,867,177
	HVPMO	853,328	712,097	2,535,199	3,242,474
	Infrared Products	417,174	151,075	1,193,035	437,982
	Speciality Products	1,281,423	602,696	3,165,804	2,067,944
	NRE	147,341	28,900	271,589	218,538
		4,506,548	3,110,943	13,661,570	11,834,115

Units	LVPMO	81,054	58,855	280,438	203,009
	HVPMO	303,004	380,909	1,216,310	1,883,117
	Infrared Products	9,226	1,934	22,761	3,630
	Speciality Products	60,844	69,265	189,310	127,964
	NRE	9	24	75	45
		454,137	510,987	1,708,894	2,217,765

Overall, our global diversification strategies have resulted in revenue increasing 45% in the fourth quarter of fiscal 2015 as compared to the same period in the prior year, and 15% for fiscal 2015 as compared to the same period in the prior year, with growth in shipments for the LVPMO, infrared, and specialty products groups.

There was a 38% increase in the unit shipment volume of LVPMO lenses in fiscal 2015 compared to the same period of the prior fiscal year, which offset the decrease in revenue derived from our HVPMO lenses. Revenue from our HVPMO product group is typically derived from the industrial tool market in China, which has experienced six years of declining growth. This regional trend has been more than offset by increases in revenues from our other product groups.

We also had significant growth in the infrared product group. Our infrared product group revenue increased 176% in the fourth quarter of fiscal 2015 as compared to the prior year period, and 172% in fiscal 2015 as compared to the prior year period, albeit from a small initial base. The increase in revenue is primarily derived from sales to customers in the industrial market.

During the third quarter of fiscal 2015, our specialty products group booked a $1 million fiber collimator assemblies order by the Customer pursuant to the Licensing Agreement.

EBITDA:

EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income (loss) to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We also calculated an Adjusted EBITDA, which excludes the effect of the non-cash expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. We believe this Adjusted EBITDA is helpful for investors to better understand the financial results of our business operations.

The following table sets forth EBITDA and Adjusted EBITDA for the three and twelve month periods ended June 30, 2015 and 2014:

	(Unaudited)
	Three months ended		Year ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$(367,234)	$102,451	$(715,280)	$(313,249)
Depreciation and amortization	145,055	122,255	537,143	666,322
Interest expense	5,217	13,219	31,549	36,681
EBITDA - Non GAAP Measure	$(216,962)	$237,925	$(146,588)	$389,754
Change in fair value of warrant liability	839,347	(278,183)	464,039	(93,520)
Adjusted EBITDA - Non GAAP Measure	$622,385	$(40,258)	$317,451	$296,234

Our Adjusted EBITDA for the three months ended June 30, 2015 was approximately $622,000, compared to approximately ($40,000) for the three months ended June 30, 2014. The difference in Adjusted EBITDA between periods was principally caused by a higher net loss recognized in the three months ended June 30, 2015, offset by lower expense related to the change in the fair value of our warrant liability with respect to the June 2012 Warrants during the three months ended June 30, 2015.

Our Adjusted EBITDA for the twelve months ended June 30, 2015 was approximately $317,000, compared to approximately $296,000 for the twelve months ended June 30, 2014. The difference in Adjusted EBITDA between periods was principally caused by a higher net loss recognized in the twelve months ended June 30, 2015, as well as lower depreciation, offset by higher expense related to the change in the fair value of our warrant liability with respect to the June 2012 Warrants during the twelve months ended June 30, 2015.

Inventory Levels:

We manage inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. We review our inventory for obsolete items quarterly. While the mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, an important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days’ worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory, and, therefore, more efficient use of capital. The table below shows our DCSI for the immediately preceding eight fiscal quarters:

Fiscal Quarter	Ended	DCSI (days)
Q4-2015	6/30/2015	122
Q3-2015	3/31/2015	195
Q2-2015	12/31/2014	145
Q1-2015	9/30/2014	197
Fiscal 2015 average		165
Q4-2014	6/30/2014	174
Q3-2014	3/31/2014	175
Q2-2014	12/31/2013	154
Q1-2014	9/30/2013	128
Fiscal 2014 average		158

Our average DCSI for fiscal 2015 was 165, compared to 158 for fiscal 2014. The increase in DCSI from the prior fiscal year is primarily a result of the reclassification in the second quarter of fiscal 2014 of tooling from fixed and prepaid assets to inventory. Previously, the majority of our tooling costs were classified as property and equipment in the consolidated balance sheet. The periodic amortization of such costs was included in the pool of production overhead costs, a portion of which was capitalized into inventory.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2015	6/30/2015	62
Q3-2015	3/31/2015	67
Q2-2015	12/31/2014	66
Q1-2015	9/30/2014	72
Fiscal 2015 average		67
Q4-2014	6/30/2014	73
Q3-2014	3/31/2014	74
Q2-2014	12/31/2013	73
Q1-2014	9/30/2013	65
Fiscal 2014 average		71

Our average DSO for fiscal 2015 was 67 compared to 71 for fiscal 2014. During the fourth quarter of fiscal 2015, 43% of our quarterly sales were shipped in the third month of the quarter, as compared to 45% in the same period last year. This trend improved our DSO. Revenues generated by shipments during the third month of a quarter are often not collected before the quarter ends, which can negatively impact our DSO. Also international sales, which are approximately one half of our revenues, have a longer collection cycle. We plan to monitor our collections efforts to keep this key indicator as low as reasonably possible. We strive to have DSO no higher than 65.

Other Key Indicators:

Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost, and, therefore, improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our critical estimates include the allowance for trade receivables which is made up of reserves for bad debts, inventory reserves for obsolescence, revenue recognition, valuation of compensation expense on stock-based awards and warrant valuation related to a private placement. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

Management has discussed the selection of critical accounting policies and estimates with our board of directors (the “Board”), and the Board has reviewed our disclosure relating to critical accounting policies and estimates in this prospectus. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% on invoices that are over 120 days past due for China based accounts without an agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years or which we have more than a two year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under the Amended and Restated Omnibus Incentive Plan (the “Plan”) vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Management estimates. Management makes estimates and assumptions during the preparation of our consolidated financial statements that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Derivative financial instruments.  We account for derivative instruments in accordance with ASC 815, which requires additional disclosures about our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.  Terms of convertible debt instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value.  The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by us in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments.  Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on our financial position or operating results.

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 is additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under the International Financial Reporting Standards. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Interest -Imputation of Interest (Subtopic 835-30), which clarifies ASU 2015-03 by stating that the staff of the Securities and Exchange Commission (“SEC”) would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 provides that an entity should apply a five-step approach for recognizing revenue, including (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of our fiscal year ending June 30, 2019, using one of two retrospective application methods. We are currently analyzing the impact of this new accounting guidance.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the consolidated financial statements and supplementary data set forth in “Item 15 - Exhibits, Financial Statement Schedules” of Part IV of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed by us in a Current Report on Form 8-K filed on August 5, 2015 with the SEC, on August 1, 2015, we were notified that effective August 1, 2015, the accounting practice of Cross, Fernandez & Riley LLP (“CFR”), our former independent public accountant, was combined with BDO USA, LLP (“BDO”), and, as a result, CFR’s professional employees and partners joined BDO either as employees or partners. Accordingly, effective August 1, 2015, CFR resigned as our auditors and with the approval of the Audit Committee, BDO was engaged as our independent public accountant for the year ended June 30, 2015, in connection with the audit of our financial statements, and the review of our quarterly reports for fiscal 2016.

Prior to engaging BDO, we did not consult with BDO regarding (a) the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by BDO on our financial statements, and BDO did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing, or financing reporting issue, or (b) a disagreement or reportable event as described under Item 304(a)(2)(ii) of Regulation S-K.

The Report of Independent Registered Public Accounting Firm of CFR regarding our financial statements for the fiscal years ended June 30, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended June 30, 2104 and 2015, and during the interim period from the end of the most recently completed fiscal year through August 1, 2015, the date of resignation, there were no (a) disagreements, as described under Item 304(a)(1)(iv) of Regulation S-K, with CFR on any matter of accounting principles or disagreements, if not resolved to the satisfaction of CFR would have caused it to make reference to such disagreement in its reports, or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2015, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2015 based on such criteria.

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

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Each of our directors and officers serves until his or her successor is elected and qualified. The Class I directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2017. The Class II directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2016. The Class III directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2018. The table below lists each director, each such director’s committee memberships, the chairman of each Board committee, and each such director’s class.

Name	Audit	Compensation	Finance	Class
Robert Ripp		☒	☒	I
J. James Gaynor				I
Sohail Khan		☒	☒	II
Steven Brueck	☒			II
Louis Leeburg	☒	☒		III
M. Scott Faris	☒		☒	II
Xudong Zhu			☒	III
Committee Chairman:	Leeburg	Ripp	Khan

The following is an overview of the biographical information for each of our directors and officers, including their age, the year they became directors or officers, their principal occupations or employment for at least the past five years, and certain of their other directorships.

Class I Directors

Robert Ripp, 74 Director (Chairman of the Board)	Mr. Ripp has served as one of our directors since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as our Interim President and Chief Executive Officer. Mr. Ripp has previous management experience, including serving as AMP Incorporated’s Chairman and Chief Executive Officer from August 1998 until April 1999 and as Vice President and Treasurer of IBM of Armonk, New York from 1989 to 1993. Mr. Ripp graduated from Iona College and received a Masters of Business Administration degree from New York University. Mr. Ripp is currently on the board of directors of Ace, Ltd., PPG Industries, and Axiall Corporation, all of which are listed on the New York Stock Exchange. Mr. Ripp’s extensive business, executive management, and financial expertise gained from various executive positions coupled with his ability to provide leadership skills to access strategic plans, business operational performance, and potential mergers and acquisitions, qualify him for service as one of our directors.

J. James Gaynor, 64 President & Chief Executive Officer, Director	Mr. Gaynor has served as our President, Chief Executive Officer, and as a director since February 2008, and, prior to that served as Interim Chief Executive Officer commencing in September 2007. From July 2006 to September 2007, Mr. Gaynor previously served as our Corporate Vice President of Operations. Mr. Gaynor is also a director of LPOI and LPOIZ. Mr. Gaynor is a mechanical engineer with over 25 years business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining us, Mr. Gaynor served as Director of Operations and Manufacturing for Puradyn Filter Technologies, the Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division and has also held various executive positions with Spectrum Control, Rockwell International, and Corning Glass Works. Mr. Gaynor holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and has worked in the manufacturing industries since 1976. His experience includes various engineering, manufacturing, and management positions in specialty glass, electronics, telecommunications components, and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction programs with turnaround and startup companies, acquisitions, and management. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry and understands the engineering aspects of our business, due to his engineering background. Mr. Gaynor’s experience and knowledge is necessary to lead us and qualify him for service as one of our directors.

Class II Directors

Sohail Khan, 61 Director	Mr. Khan has served as one of our directors since February 2005. From September 2015, he serves as the President and CEO of ViSX Systems Inc., a pioneer and leader in media processing semiconductor solutions for video over IP streaming solutions. From May 2013 to July 2014, he served as the Chief Executive Officer of Lilliputian Systems, a developer of portable power products for consumer electronics. Since August 2011 has served as the managing partner of K5 Innovations, a technology consulting venture. He was the President and Chief Executive Officer and a member of the board of directors of SiGe Semiconductor (“SiGe”), a leader in silicon based radio frequency front-end solutions from April 2007 until it was acquired by Skyworks Solutions Inc. in June 2011. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 2007 to 2012, Mr. Khan served on the board of directors for Gainspan Corporation. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he received a Masters of Business Administration from the University of California at Berkeley. Mr. Khan is currently on the board of directors of Intersil Corporation, which is listed on the NASDAQ Global Select Market. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management, profit and loss management, mergers and acquisitions, and capital raising, as well as his background in engineering qualifies him for service as one of our directors.

Dr. Steven Brueck, 71 Director	Dr. Brueck has served as one of our directors since July 2001. He is a Distinguished Professor, Emeritus, of Electrical and Computer Engineering and of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1985. Although he retired in 2014, he remains active as a University of New Mexico Research Professor. From 1986 to 2013, he served as Director of the Center for High Technology Materials. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of The Optical Society, the Institute of Electrical and Electronics Engineers, and the American Association for the Advancement of Science. Dr. Brueck’s expertise in optics and optics applications, as well as his extensive forty years of research experience in optics, lasers, detectors, lithography, nonlinear optics, and related fields qualify him for service as one of our directors.

M. Scott Faris, 50 Director	Mr. Faris has served as a director of the Company since December 2011. Mr. Faris is an experienced entrepreneur with almost two decades of operating, venture-financing and commercialization experience, involving more than 20 start-up and emerging-growth technology companies. In June 2013, Mr. Faris founded Aerosonix, Inc. (formerly MicroVapor Devices, LLC), a privately held developer and manufacturer of advanced medical devices, and served as its Chief Executive Officer. Mr. Faris also founded the Astralis Group, a strategy advisor that provides consulting to start-up companies, in 2002 and, since 2004, Mr. Faris serves as its Chief Executive Officer. In June 2007, Mr. Faris founded Planar Energy, a company that developed transformational ceramic solid state battery technology and products, and served as its Chief Executive Officer until June 2012. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early stage venture fund specializing in defense technologies. Mr. Faris also previously served as the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products. and as a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin-out of the University of South Florida. Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator, served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research, and the chairman of the Metro Orlando EDC. Mr. Farris received a Bachelor of Science degree in Management Information Systems from Penn State University in 1988. Mr. Faris is currently on the board of directors of MicroVapor Devices, LLC, Spectra Health, Inc., and Open Photonics, Inc., all of which are private companies. Mr. Faris’s significant experience in executive management positions at various optical component companies, his experience in the commercialization of optical and opto-electronic component technology, and his background in optics, technology, and venture capital qualify him for service as one of our directors.

Class III Directors

Louis Leeburg, 61 Director	Mr. Leeburg has served as one of our directors since May 1996. Mr. Leeburg is currently a self-employed business consultant. Since 1993, Mr. Leeburg has served as the senior financial advisor of The Fetzer Institute. and before that he served as the Vice President for Finance. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. He is a member of Financial Foundation Officers Group and the treasurer and trustee for the John E. Fetzer Memorial Trust Fund. Mr. Leeburg received a Bachelor of Science degree in Accounting from Arizona State University. Mr. Leeburg has a broad range of experience in accounting and financial matters. His expertise gained in various roles in financial management and investment oversight for over thirty years, coupled with his knowledge gained as a certified public accountant, add invaluable knowledge to our Board and qualify him for service as one of our directors.

Xudong Zhu, 50 Director	Dr. Zhu has served as one of our directors since April 2015. Dr. Zhu is the President of Pudong Investment. Pudong Investment currently holds 14.9% of our outstanding common stock, including shares purchased from us in a private placement. Dr. Zhu is also the President of Pudong, the parent of Pudong Investment. Pudong is a Shanghai-based investment management company with a leading professional management team, diversified business lines, strong financial position and rich strategic recourses. Although Dr. Zhu’s appointment as one of our directors was not a contractual condition to Pudong Investment’s purchase of shares of our common stock in the private placement, his appointment was discussed at the time of the private placement. Dr. Zhu also serves as the Vice Chairman of Shanghai Association for Science and Technology in which role he oversees its Productivity Promotion Centers, Science Information Center, and Science & Technology Investment Corporation. Dr. Zhu currently serves as a director for Pudong, Montage Technology Global Holdings, Ltd., Shanghai Puxin Investment Management Co., Ltd., and Shanghai Pudong Technology Venture Capital Investment Co. Ltd. Previously, Dr. Zhu also severed as the Executive Director of Shanghai Pudong High-tech Investment Co., Ltd. from October 2014 to June 2015, and Independent Director of Shanghai Shyndec Pharmaceutical Co., Ltd. from May 2012 to April 2015. Dr. Zhu received a Doctor of Engineering degree in Traffic Engineering from Tongji University. Dr. Zhu has a broad range of experience in financial matters and the high-tech sector, coupled with his expertise gained in his roles with Pudong and Pudong Investment, add invaluable experience and expertise to our Board and qualify him for service as one of our directors.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 59 Chief Financial Officer, Secretary and Treasurer	Ms. Cipolla has served as our Chief Financial Officer, Secretary, and Treasurer since February 2006. Ms. Cipolla has also served as a director of LPOI since 2006 and LPOIZ since 2013. From March 2004 to February 2006, Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc. (“LaserSight”). Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant in Massachusetts.

Alan Symmons, 43 Executive Vice President of Operations	Mr. Symmons has served as our Executive Vice President of Operations since February 2015. Previously, Mr. Symmons served as our Vice President of Corporate Engineering beginning in September 2010 and our Director of Engineering from October 2007 to September 2010. Prior to that, Mr. Symmons served as our Opto-Mechanical Manager from October 2006 to October 2007. Prior to joining us, Mr. Symmons was Engineering Manager for Aurora Optical, a subsidiary of Multi-Fineline Electronix (“MFLEX”), dedicated to the manufacture of cell phone camera modules. From 2000 to 2006, Mr. Symmons worked for Applied Image Group – Optics (“AIG/O”), a recognized leader in precision injection molded plastic optical components and assemblies, working up to Engineering Manager. AIG/O was purchased by MFLEX in 2006. Prior to 2000, Mr. Symmons held engineering positions at Ryobi N.A., SatCon Technologies, and General Dynamics. Mr. Symmons has a Bachelor of Science degree in Mechanical Engineering from Rensselaer Polytechnic Institute and a Masters of Business Administration degree from the Eller School of Management at the University of Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. To the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, we have relied solely on our review of copies of the reports furnished to us, representations that no other reports were required, and other knowledge relating to transactions involving Reporting Persons.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is available on our website at www.lightpath.com or may be obtained free of charge by writing to: Secretary, LightPath Technologies, Inc., 2603 Challenger Tech CT, Suite 100, Orlando, FL 32826.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, M. Scott Faris, and Louis Leeburg (Chairman), met four times during fiscal 2015. The meetings included discussions with management and with our independent auditors to discuss our interim and annual financial statements and our annual report, and the effectiveness of our financial and accounting functions and organization. The Audit Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on our website at www.lightpath.com. The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of our independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s). The Board has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC and the NCM. The Board has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by SEC rules and qualifies as independent in accordance with the NCM rules. Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.    Executive Compensation.

Summary Compensation Table for Named Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) our Chief Executive Officer and (ii) our two other most highly compensated executive officers serving as executive officers at the end of fiscal 2015, which includes our Chief Financial Officer. We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of fiscal 2015

						Non-Equity
						Incentive Plan
Name and Position	Fiscal	Salary		Option Awards		Compensation (1)		All Other Compensation	Total ($)
	Year	($)		($)**		($)		($) *
(a)	(b)	(c)		(f)		(g)		(i)	(j)
J. James Gaynor	2015	285,435	(2)	100,998	(1)	70,000	(1)	—	456,433
President & Chief Executive Officer	2014	279,038	(2)	38,430		—		—	317,468
Dorothy M. Cipolla	2015	193,704	(3)	45,249	(1)	35,625	(1)	—	274,578
Chief Financial Officer, Treasurer & Secretary	2014	190,769	(3)	11,153		—		—	201,922
Alan Symmons	2015	189,954	(4)	45,188	(1)	40,000	(1)	—	275,142
Executive Vice President of Operations	2014	174,327	(4)	10,481		—		—	184,808

Notes:

*

Other Compensation, as defined by SEC rules does not include the amounts that qualify under the applicable de minimis rule for all periods presented. The de minimis rule does not require reporting of perquisites and other compensation that totals less than $10,000 in the aggregate. The nature of these compensatory items include our contribution toward the premium costs for employee and dependent medical, life, and disability income insurances, benefits generally available to our employees.

** For valuation assumptions on restricted stock units and stock option awards refer to note 8 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2015. The disclosed amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2015 in accordance with FASB ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2015.

(1) Based on the achievement of certain criteria, the named executive officers partially earned their respective bonus awards for fiscal 2015. Pursuant to the terms of the Plan, each named executive officer’s award is to be paid out 50% in cash and 50% in stock option awards, however; neither the cash portion nor the stock option portion were paid in fiscal 2015. The Compensation Committee retains the discretion to adjust the portion of the award that will be paid in cash and the portion that will be paid in stock options. In the event the Compensation Committee exercises its discretion to adjust the portion of the award that is paid in cash and stock options, we will file a Form 8-K to disclose such adjustment.

(2) Mr. Gaynor’s base salary was 63% of his total compensation for fiscal 2015 and 88% of his total compensation for fiscal 2014.

(3) Ms. Cipolla’s base salary was 71% of her total compensation for fiscal 2015 and 94% of her total compensation for fiscal 2014.

(4) Mr. Symmon’s base salary was 69% of his total compensation for fiscal 2015 and 94% of his total compensation for fiscal 2014.

Discussion of Summary Compensation Table of Named Executive Officers

The following is a discussion of the material information which we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

Each named executive officer receives a base salary, and is eligible to earn an incentive bonus based on attaining certain goals, and long-term equity incentive awards, which are designed to reward executive officers for achieving strategic milestones, as well as for retaining executive officers and other key employees.

Incentive Bonus Program. The fiscal 2015 incentive bonus program had two levels of participation: (i) the “level one” participants and (ii) the “level two” participants. “Level one” participants were eligible to receive a maximum potential bonus equal to 100% of their base salary, with 50% of such bonus paid in cash and the other 50% paid in stock option awards. “Level two” participants were eligible to receive a maximum potential bonus equal to 75% of their base salary, with 50% of such bonus paid in cash and the other 50% paid in stock option awards. The Compensation Committee retains the discretion to adjust the percentage of the award paid in cash and stock prior to payment. For fiscal 2015, the “level one” participant was Mr. Gaynor and the “level two” participants were Ms. Cipolla and Mr. Symmons.

For fiscal 2015, the Compensation Committee set three performance goals tied to our revenues, gross margin and EBITDA. The maximum potential bonus payout was based on the revenue performance goal, varying from a 25% potential bonus payment, if we had revenues equal to $12.2 million, to a 100% potential bonus payment, if we had revenues equal to $13.5 million. Our revenue was approximately $13.7 million, and, therefore the revenue performance goal was met at 100%. The actual amount of the bonus payout was determined by the achievement of certain gross margin and EBITDA performance goals, with each performance goal tied to 50% of the bonus payout. The gross margin goal was 44% and the EBITDA goal was $950,000. We met the gross margin goal but did not meet the EBITDA goal.

The goals set for fiscal 2014 incentive bonus plans were not met, and, accordingly, no bonus payments were made to the named executive officers. However, the Compensation Committee awarded discretionary stock options to the named executive officers for fiscal 2014, which were granted under the Plan.

Additional details regarding the stock options granted to each named executive officer is set forth below.

J. James Gaynor

Stock Option Grants (1)			Compensation Expense (2)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected	Projected
Date	of Shares	Vested Shares(3)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
			$	$	$	$	$	$
2/4/2010	50,000	50,000	10,363	—	—	—	—	—
11/3/2010	25,000	25,000	8,388	2,797	—	—	—	—
10/27/2011	40,000	40,000	6,992	6,992	1,747	—	—	—
10/25/2012	40,000	20,000	4,752	4,752	4,752	1,188	—	—
1/31/2013	13,000	6,500	1,355	1,355	1,355	677	—	—
10/31/2013	50,000	12,500	6,580	8,772	8,772	8,772	2,192	—
10/30/2014	50,000	—	—	6,330	8,439	8,439	8,439	2,109
			38,430	30,998	25,065	19,076	10,631	2,109

(1)	This table does not include the stock options award equal to $70,000 that Mr. Gaynor earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2015.
(2)	Compensation expense for grants of stock options is recognized or epected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	The number of shares vested are as of June 30, 2015. One-fourth of the stock option shares vests on each of the first, second,third and fourth anniversaries of the grant date.

Dorothy Cipolla

Stock Option Grants (1)			Compensation Expense (2)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected	Projected
Date	of Shares	Vested Shares(3)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
			$	$	$	$	$	$
2/4/2010	10,000	10,000	2,072	—	—	—	—	—
11/3/2010	9,000	9,375	3,020	1,007	—	—	—	—
10/27/2011	12,500	6,250	2,185	2,185	545	—	—	—
10/25/2012	13,000	6,500	1,485	1,485	1,485	371	—	—
1/31/2013	4,000	2,000	417	417	417	208	—	—
10/31/2013	15,000	3,750	1,974	2,632	2,632	2,632	658	—
10/30/2014	15,000	—	—	1,898	2,532	2,532	2,532	633
			11,153	9,624	7,611	5,743	3,190	633

(1)	This table does not include the stock options award equal to $35,625 that Ms. Cipolla earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2015.
(2)	Compensation expense for grants of stock options is recognized or epected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	The number of shares vested are as of June 30, 2015. One-fourth of the stock option shares vests on each of the first, second, third and fourth anniversaries of the grant date.

Alan Symmons

Stock Option Grants (1)			Compensation Expense (2)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected	Projected
Date	of Shares	Vested Shares(3)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019
			$	$	$	$	$	$
2/4/2010	10,000	10,000	2,072	—	—	—	—	—
11/3/2010	7,000	7,000	2,348	784	—	—	—	—
10/27/2011	12,500	12,500	2,185	2,185	545	—	—	—
10/25/2012	12,500	6,250	1,485	1,485	1,485	371	—	—
1/31/2013	4,000	2,000	417	417	417	208	—	—
10/31/2013	15,000	3,750	1,974	2,632	2,632	2,632	658	—
10/30/2014	15,000	—	—	1,898	2,532	2,532	2,532	633
1/12/2015	10,000	—	—	787	1,572	1,572	1,569	784
			10,481	10,188	9,183	7,315	4,759	1,417

(1)	This table does not include the stock options award equal to $37,500 that Mr. Symmons earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2015.
(2)	Compensation expense for grants of stock options is recognized or epected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	The number of shares vested are as of June 30, 2015. One-fourth of the stock option shares vests on each of the first, second, third and fourth anniversaries of the grant date.

Potential Payments Upon Termination or Change-of-Control

Mr. Gaynor is our only named executive officer entitled to any payments upon termination. If Mr. Gaynor is terminated without cause, he is entitled to three months’ paid COBRA benefits.

All of our named executive officers are entitled to certain payments in the event of a change-of-control. The following table sets forth the change-of-control payments due to each of our named executive officers.

Amount of Payment Upon
Executive Officer	A Change of Control (1)
J. James Gaynor (2)	$560,000
Dorothy Cipolla (3)	$47,500
Alan Symmons (3)	$50,000

(1)	A change-of-control is defined as any of the following transactions occurring:
•	The dissolution or liquidation of the Company,
•	Our stockholders approve an agreement providing for a sale, lease or other disposition of all or substantially all of our assets and the transactions contemplated by such agreement are consummated,
•	A merger or a consolidation in which we are not the surviving entity,
•	Any person acquires the beneficial ownership of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors, and
•	The individuals who, prior to the transaction, are members of the Board (the “Incumbent Board”) cease for any reason to constitute at lease fifty percent (50%) of the Board, except that if the election of or nomination for election by the stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Incumbent Board, such new director shall be deemed to be a member of the Incumbent Board.

Notwithstanding the foregoing, a public offering of our common stock shall not be considered a change-of-control.

(2)	Mr. Gaynor is entitled to twenty-four months’ compensation in the event of a change-of-control. Payments made pursuant to a change-of-control to Mr. Gaynor would be paid in a lump sum and would only be paid out in the event Mr. Gaynor was no longer employed by us. All of Mr. Gaynor’s unvested stock options immediately vest upon a change-of-control.
(3)	Ms. Cipolla and Mr. Symmons are entitled to three months’ compensation in the event of a change-of-control. Payments made pursuant to a change-of-control to Ms. Cipolla or Mr. Symmons would occur according to our normal payroll schedule and would only be paid out in the event they were no longer employed by us.

Outstanding Equity Awards at Fiscal Year-End

	(b)	(c)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	(e)		(f)
	Unexercised	Unexercised	Option		Option
(a)	Options (#)	Options (#)	Exercise	Vesting	Expiration
Name	Exercisable	Unexercisable	Price ($)	Schedule	Date
J. James Gaynor (1)	15,000	—	$3.47	2 year cliff	7/24/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10/27/2016
	15,000	—	$3.05	25%/yr for 4 yrs	11/6/2017
	30,000	—	$2.10	25%/yr for 4 yrs	1/31/2018
	50,000	—	$2.66	25%/yr for 4 yrs	2/4/2020
	25,000	—	$2.69	25%/yr for 4 yrs	11/3/2020
	30,000	10,000	$1.39	25%/yr for 4 yrs	10/27/2021
	20,000	20,000	$0.98	25%/yr for 4 yrs	10/25/2022
	6,500	6,500	$0.87	25%/yr for 4 yrs	1/31/2023
	12,500	37,500	$1.41	25%/yr for 4 yrs	10/31/2023
	—	50,000	$1.37	25%/yr for 4 yrs	10/30/2024
Dorothy Cipolla (2)	15,000	—	$4.53	2 year cliff	2/28/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10/27/2016
	10,000	—	$3.05	25%/yr for 4 yrs	11/6/2017
	10,000	—	$2.66	25%/yr for 4 yrs	2/4/2020
	9,000	—	$2.69	25%/yr for 4 yrs	11/3/2020
	9,375	3,125	$1.39	25%/yr for 4 yrs	10/27/2021
	6,250	6,250	$0.98	25%/yr for 4 yrs	10/25/2022
	2,000	2,000	$0.87	25%/yr for 4 yrs	1/31/2023
	3,750	11,250	$1.41	25%/yr for 4 yrs	10/31/2023
	—	15,000	$1.37	25%/yr for 4 yrs	10/30/2024
Alan Symmons (3)	5,000	—	$5.24	4 year cliff	10/18/2016
	5,000	—	$3.27	25%/yr for 4 yrs	12/3/2017
	10,000	—	$2.66	25%/yr for 4 yrs	2/4/2020
	7,000	—	$2.69	25%/yr for 4 yrs	11/3/2020
	9,375	3,125	$1.39	25%/yr for 4 yrs	10/27/2021
	6,250	6,250	$0.98	25%/yr for 4 yrs	10/25/2022
	2,000	2,000	$0.87	25%/yr for 4 yrs	1/31/2023
	3,750	11,250	$1.41	25%/yr for 4 yrs	10/31/2023
	—	15,000	$1.37	25%/yr for 4 yrs	10/30/2024
	—	10,000	$1.27	25%/yr for 4 yrs	1/12/2025

(1)	This table does not include the stock options award equal to $70,000 that Mr. Gaynor earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2015.
(2)	This table does not include the stock options award equal to $35,625 that Ms. Cipolla earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2015.
(3)	This table does not include the stock options award equal to $37,500 that Mr. Symmons earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2015.

The stock options were issued pursuant to the Plan and have a ten year life. The options will terminate 90 days after termination of employment, or in the case of termination due to death or permanent disability, the options will terminate one year after the date of termination.

Director Compensation

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors for fiscal 2015.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name(1)	($)(2)	($)(3)	($)
(a)	(b)	(c)	(h)
Robert Ripp	$95,000	$44,041	$139,041
Sohail Khan	$35,000	$44,041	$79,041
Dr. Steven Brueck	$30,000	$44,041	$74,041
Louis Leeburg	$38,000	$44,041	$82,041
M. Scott Faris	$30,000	$42,744	$72,744
Dr. Xudong Zhu	$7,500	$—	$7,500

(1)	J. James Gaynor, our President and Chief Executive Officer during fiscal 2015, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Gaynor as an employee is disclosed in the Summary Compensation Table on page 29.

(2)	Total fees earned for fiscal 2015 includes all fees earned, including earned but unpaid fees. The amounts of unpaid fees for each director are as follows: Mr. Ripp - $23,500, Mr. Leeburg - $9,500, Dr. Brueck - $7,500, Mr. Khan - $8,500, Mr. Faris - $0, and Dr. Zhu - $7,500.

(3)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2015 in accordance with ASC Topic 718 and thus may include amounts from awards granted in and prior to fiscal 2015.

Discussion of the Summary Compensation Table of Directors

The following is a discussion of the material information which we believe is necessary to understand the information disclosed in the previous table. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as a director as well as the skill-level required by us of members of our Board.

Cash Compensation Paid to Board Members

During fiscal 2015, directors received a monthly retainer of $2,500. There are no meeting attendance fees paid unless, by action of the Board, such fees are deemed advisable due to a special project or other effort requiring extra-normal commitment of time and effort. Additionally, fees are paid to the Chairman of the Board and Committee Chairmen for their responsibilities overseeing their respective functions. The following table sets forth the annual fees paid to each director for fiscal 2015:

Name	Board Fee	Chairman Fee	Committee Chair Fee
Robert Ripp	30,000	60,000	4,000
J. James Gaynor (1)	—
Sohail Khan	30,000		4,000
Steven Brueck	30,000
Louis Leeburg	30,000		8,000
M. Scott Faris	37,500
Xudong Zhu (2)	7,500

(1)	Mr. Gaynor did not receive any compensation for his service as a director because he is also an employee.

(2)	Dr. Zhu joined the Board in April 2015. Accordingly, Dr. Zhu was only entitled to Board fees for the fourth quarter of fiscal 2015.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Plan, including stock options, restricted stock awards or units. In fiscal 2015, the following directors received grants under the Plan:

	Restricted Stock Units
Name of Director	Number of Units Granted	Grant Date		Fair Value Price Per Share
Dr. Steven Brueck	36,500	10	/30/2014	$1.37
Sohail Khan	36,500	10	/30/2014	$1.37
Louis Leeburg	36,500	10	/30/2014	$1.37
Robert Ripp	36,500	10	/30/2014	$1.37
M. Scott Faris	36,500	10	/30/2014	$1.37
	182,500

Additional details regarding the restricted stock units granted to each director, other than Mr. Gaynor and Dr. Zhu, is set forth below.

Robert Ripp

Restricted Stock Unit				Compensation Expense (1)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected
Date	of Shares	Vested Shares (2)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
			$	$	$	$	$
11/3/2010	15,000	15,000	4,487	—	—	—	—
10/27/2011	29,000	29,000	13,437	3,358	—	—	—
1/31/2013	40,000	26,666	11,533	11,534	5,766	—	—
10/31/2013	35,460	11,820	12,519	16,692	16,692	4,173	—
10/30/2014	36,500	—	—	12,457	16,607	16,608	4,151
			41,976	44,041	39,065	20,781	4,151

Positions: Chairman of the Board, Compensation Committee Chairman

Committees: Compensation Committee

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2015. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Sohail Khan

Restricted Stock Unit				Compensation Expense (1)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected
Date	of Shares	Vested Shares (2)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
			$	$	$	$	$
11/3/2010	15,000	15,000	4,487	—	—	—	—
10/27/2011	29,000	29,000	13,437	3,358	—	—	—
1/31/2013	40,000	26,666	11,533	11,534	5,766	—	—
10/31/2013	35,460	11,820	12,519	16,692	16,692	4,173	—
10/30/2014	36,500	—	—	12,457	16,607	16,608	4,151
			41,976	44,041	39,065	20,781	4,151

Positions: Finance Committee Chairman

Committees: Finance and Compensation Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2015. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Dr. Steven Brueck

Restricted Stock Unit				Compensation Expense (1)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected
Date	of Shares	Vested Shares (2)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
			$	$	$	$	$
11/3/2010	15,000	15,000	4,487	—	—	—	—
10/27/2011	29,000	29,000	13,437	3,358	—	—	—
1/31/2013	40,000	26,666	11,533	11,534	5,766	—	—
10/31/2013	35,460	11,820	12,519	16,692	16,692	4,173	—
10/30/2014	36,500	—	—	12,457	16,607	16,608	4,151
			41,976	44,041	39,065	20,781	4,151

Committees: Audit Committee

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2015. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Louis Leeburg

Restricted Stock Unit				Compensation Expense (1)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected
Date	of Shares	Vested Shares (2)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
			$	$	$	$	$
11/3/2010	15,000	15,000	4,487	—	—	—	—
10/27/2011	29,000	29,000	13,437	3,358	—	—	—
1/31/2013	40,000	26,666	11,533	11,534	5,766	—	—
10/31/2013	35,460	11,820	12,519	16,692	16,692	4,173	—
10/30/2014	36,500	—	—	12,457	16,607	16,608	4,151
			41,976	44,041	39,065	20,781	4,151

Positions: Audit Committee Chairman

Committees: Audit and Compensation Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2015. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

M. Scott Faris

Restricted Stock Unit				Compensation Expense (1)
Grant	Number	Number of	Actual	Actual	Projected	Projected	Projected
Date	of Shares	Vested Shares (2)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
			$	$	$	$	$
12/23/2011	15,000	15,000	4,950	2,061	—	—	—
1/31/2013	40,000	26,666	11,533	11,534	5,766	—	—
10/31/2013	35,460	11,820	12,519	16,692	16,692	4,173	—
10/30/2014	36,500	—	—	12,457	16,607	16,608	4,151
			29,002	42,744	39,065	20,781	4,151

Committees: Audit and Finance Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2015. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2015, the end of our most recent fiscal year, information regarding (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,915,625	$1.21	1,478,778
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 14, 2015, the number and percentage of outstanding shares of our Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the named executive officers named in the Summary Compensation Table for Executive Officers in Item 11 above, (iii) our directors and named executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding Class A common stock. The number of shares of Class A common stock outstanding as of September 14, 2015 was 15,239,775.

The number of shares beneficially owned by each director, named executive officer and greater than 5% beneficial owner is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of August 31, 2015, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each named executive officer and director and stockholders beneficially owning greater than 5% of our Class A common stock.

	Securities
	Class A Common Stock
Name and Address (1)	Restricted (2)	Unrestricted	Warrants	Options	Amount of Shares of Class A Common Stock Beneficially Owned		Percent Owned (%)
Robert Ripp, Director	227,660	611,107	—	36,100	874,867	(3) (4)	5.6%
Louis Leeburg, Director	227,660	57,898	455	6,100	292,113	(5)	1.9%
Sohail Khan, Director	228,860	—	—	6,100	234,960	(6)	1.5%
Dr. Steven Brueck, Director	227,660	46,077	—	6,100	279,837	(7)	1.8%
M. Scott Faris, Director	126,960	—	—	—	126,960		0.8%
Dr. Xudong Zhu	—	—	—	—	—	(8)	0.0%
J. James Gaynor, President & CEO	—	48,031	228	269,000	317,259	(9)	2.0%
Dorothy Cipolla, CFO, Secretary & Treasurer	—	—	—	99,125	99,125	(10)	*
Alan Symmons, Vice President of Engineering	—	3,064	—	62,125	65,189	(11)	*
All directors and named executive officers currently holding office as a group (9 persons)	1,038,800	766,177	683	484,650	2,290,310		13.7%

Berg & Berg Enterprises, LLC	—	2,700,330	—	—	2,700,330	(12)	17.7%
Pudong Science and Technology Investment (Cayman) Co., Ltd.	—	2,270,026	—	—	2,270,026	(13)	14.9%

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

(2) Restricted stock units awarded to our directors vest over three years. All directors have elected to defer receipt of the vested shares until after they leave the Board, either by reason of resignation, termination, or otherwise. Therefore, these vested shares remain unissued. All of the director’s unvested restricted stock units will vest upon such director’s resignation or termination from the Board. The amounts of restricted stock set forth above reflects both vested and unvested shares included in the restricted stock unit awards. The amounts of vested shares for each director, other than Mr. Gaynor or Dr. Zhu, are as follow: Mr. Ripp – 154,186, Mr. Leeburg – 154,186, Mr. Khan – 155,386, Dr. Brueck – 154,186 and Mr. Faris – 53,486.

(3) Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp’s adult children and for which he disclaims beneficial ownership.

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

(8) Does not include 2,270,026 shares of Class A common stock which are owned by Pudong Investment and for which he disclaims beneficial ownership.

(9) Includes 269,228 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire. Mr. Gaynor holds warrants which are currently exercisable for an aggregate of 228 shares of Class A common stock and options which are currently exercisable for an aggregate of 269,000 shares of Class A common stock. This amount does not include 79,000 shares of Class A common stock underlying options which remain unvested.

(10) Includes 99,125 shares of Class A common stock with respect to which Ms. Cipolla has the right to acquire. Specifically, Ms. Cipolla holds options which are currently exercisable for an aggregate of 99,125 shares of Class A common stock. This amount does not include 23,875 shares of Class A common stock underlying options which remain unvested.

(11) Includes 62,125 shares of Class A common stock with respect to which Mr. Symmons has the right to acquire. Mr. Symmons holds options which are currently exercisable for an aggregate of 62,125 shares of Class A common stock. This amount does not include 33,875 shares of Class A common stock underlying options which remain unvested.

(12) Excludes 45,455 shares of Class A common stock with respect to which Berg & Berg Enterprises, LLC (“BBE”) may have the right to acquire in the future. BBE holds warrants which would be exercisable for an aggregate of 45,455 shares of Class A common stock. However, neither BBE nor the Company is able to effect any exercise of the warrants to the extent that after giving effect to such issuance after exercise BBE would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after giving effect to the issuance of shares issuable upon exercise warrants. Given that BBE currently holds 17.7% of the issued and outstanding share of Class A common stock, the warrants cannot be exercised.

(13) Pudong Science and Technology Investment (Cayman) Co., Ltd. is wholly owned by Shanghai Pudong Science and Technology Investment Co., Ltd., and for purposes hereof is also deemed as a beneficial owner of the shares.

There are no arrangements known to the Company which may at a subsequent date result in a change-in-control.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

When we are contemplating entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the full Board (other than any interested director) for approval. The Board has not adopted a written policy for related party transaction review but when presented with such transaction, the transaction is discussed by the full Board and documented in the Board minutes.

We had only one related party transaction since July 1, 2014, which was the beginning of our last fiscal year. On January 20, 2015, we closed a sale of our Class A common stock in accordance with the SPA. In connection with the closing, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted form the initial per share purchase price of $1.62 pursuant to the terms of the SPA. We received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. Prior to closing, Pudong Investment was a stockholder beneficially owning greater than 5% of our Class A common stock. Subsequent to the closing, Dr. Zhu, the president of Pudong Investment, was appointed as one of our directors.

Director Independence

In accordance with NCM and SEC rules, the Board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NCM listing standards. Based on these standards, the Board has determined that each of the following non-employee directors is independent and has no relationship with us, except as one of our directors and stockholders.

Robert Ripp	Dr. Steven Brueck
M. Scott Faris	Sohail Khan
Louis Leeburg	Xudong Zhu

All of the members of the audit and compensation committees are also independent.

Item 14.     Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by CFR and BDO for the audit of our annual financial statements during the years ended June 30, 2015 and 2014, review of financial statements included in our quarterly reports during the years ended June 30, 2015 and 2014, and fees billed for other services rendered by CFR or BDO, as applicable:

	Fiscal 2015		Fiscal 2014
	CFR	BDO	CFR
Audit Fees (1)	$30,975	$76,650	$112,500
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total All Fees	$30,975	$76,650	$112,500

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by CFR or BDO, as applicable. The Audit Committee has pre-approved all fees for audit and non-audit work performed.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   Financial Statements – See Index on page F-1 of this report

(b) The following exhibits are filed herewith as a part of this report

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Amended and Restated Bylaws of Registrant	19

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	10

10.	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	8

10.2	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	9

10.3	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	11

10.4	LightPath Technologies, Inc. Employee Stock Purchase Plan effective January 30, 2015	12

10.5	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	13

10.6	Amended and Restated Loan and Security Agreement dated as of December 23, 2014 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	14

10.7	Securities Purchase Agreement dated April 15, 2014 between LightPath Technologies, Inc. and Pudong Science & Technology (Cayman) Co., Ltd.	15

10.8	Amendment and Assignment of Securities Purchase Agreement dated September 25, 2014 between LightPath Technologies, Inc, Pudong Science & Technology (Cayman) Co., Ltd. and Pudong Science & Technology Investment (Cayman) Co., Ltd.	18

10.9	Sixth Amendment to Lease dated as of July 2, 2014 between LightPath Technologies, Inc. and Challenger Discovery LLC	16

14.1	Code of Ethics	17

21.1	Subsidiaries of the Registrant	*
23.1 23.2	Consent of Cross, Fernandez & Riley, LLP Consent of BDO USA, LLP	* *
24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

8.   The Amended and Restated Omnibus Incentive Plan, dated October 15, 2002 was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2002. Amendment No. 1, dated October 20, 2004 and Amendment No. 2, dated December 6, 2004, were filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-121389) filed with the Securities and Exchange Commission on December 17, 2004. Amendment No. 3, dated November 1, 2007 and Amendment No. 4, dated January 1, 2009, were filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on December 10, 2012. Amendment No. 5 dated January 1, 2013 was filed as an exhibit to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2013. Amendment No. 6 dated January 29, 2015 was filed as an exhibit to our Proxy Statement filed with the Securities and Exchange Commission on December 19, 2014.

9. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, and is incorporated herein by reference thereto.

10. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2009, and is incorporated herein by reference thereto.

11.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010, and is incorporated herein by reference thereto.

12.  This exhibit was filed as an Appendix A to our Proxy Statement (File No, 333-27548) filed with the Securities and Exchange Commission on December 19, 2014, and is incorporated herein by reference thereto.

13.  This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2012, and is incorporated herein by reference thereto.

14.  This exhibit was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2015, and is incorporated herein by reference thereto.

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

18.  This exhibit was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014, and is incorporated herein by reference thereto.

19.  This exhibit was filed as an exhibit to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2015 and is incorporated herein by reference thereto.

* filed herewith

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheet of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Orlando, Florida

September 22, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheet of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing our audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cross, Fernandez & Riley, LLP

Orlando, Florida

September 22, 2015

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	June 30,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$1,643,920	$1,197,080
Trade accounts receivable, net of allowance of $6,282 and $5,801	3,048,754	2,472,876
Inventories, net	3,181,377	3,322,983
Other receivables	253,880	199,976
Prepaid expenses and other assets	244,075	298,203
Total current assets	8,372,006	7,491,118

Property and equipment, net	4,275,552	3,173,905
Other assets	66,964	27,737
Total assets	$12,714,522	$10,692,760
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,551,885	$1,809,532
Accrued liabilities	84,039	124,582
Accrued payroll and benefits	842,506	477,623
Loan payable, current portion	51,585	54,982
Capital lease obligation, current portion	166,454	6,196
Total current liabilities	2,696,469	2,472,915

Capital lease obligation, less current portion	310,260	6,270
Deferred rent	512,679	76,490
Warrant liability	1,195,470	731,431
Loan payable, less current portion	—	109,963
Total liabilities	4,714,878	3,397,069

Commitments and contingencies (Notes 12, 13 and 17)

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 15,235,073 and 14,293,305
shares issued and outstanding, respectively	152,351	142,933
Additional paid-in capital	213,222,950	211,812,134
Accumulated other comprehensive income	50,680	51,681
Accumulated deficit	(205,426,337)	(204,711,057)
Total stockholders’ equity	7,999,644	7,295,691
Total liabilities and stockholders’ equity	$12,714,522	$10,692,760

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Loss

	Year ended
	2015	2014
Product sales, net	$13,661,569	$11,834,116
Cost of sales	7,682,194	6,444,699
Gross margin	5,979,375	5,389,417
Operating expenses:
Selling, general and administrative	5,132,730	4,514,413
New product development	1,109,095	1,215,472
Amortization of intangibles	—	35,397
(Gain) Loss on disposal of equipment	(1,482)	550
Total costs and expenses	6,240,343	5,765,832
Operating loss	(260,968)	(376,415)
Other income (expense)
Interest expense	(18,279)	(1,343)
Interest expense - debt costs	(13,270)	(35,338)
Change in fair value of warrant liability	(464,039)	93,520
Other income	41,276	6,327
Net loss	$(715,280)	$(313,249)
Loss per share - basic and diluted	$(0.05)	$(0.02)
Number of shares used in per share calculation- basic and diluted	14,711,586	14,002,093
Foreign currency translation adjustment	(1,001)	(1,055)
Comprehensive loss	$(716,281.00)	$(314,304.00)

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Years ended June 30, 2015 and 2014

	Class A			Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2013	12,958,239	$129,582	$209,645,126	$52,736	$(204,397,808)	5,429,636
Issuance of common stock for:
Exercise of warrants, net of costs	1,136,142	11,362	1,527,699	—	—	1,539,061
Employee Stock Purchase Plan	7,764	77	7,336	—	—	7,413
Exercise of RSU or options	191,160	1,912	(1,912)	—	—	—
Reclassification of warrant liability upon exercise			277,070	—	—	277,070
Stock based compensation on stock options & RSU	—	—	356,815	—	—	356,815
Foreign currency translation adjustment	—	—	—	(1,055)	—	(1,055)
Net loss	—	—	—	—	(313,249)	(313,249)
Balances at June 30, 2014	14,293,305	$142,933	$211,812,134	$51,681	$(204,711,057)	7,295,691
Issuance of common stock for:
Employee Stock Purchase Plan	10,978	110	13,120	—	—	13,230
Private placement of common stock	930,790	9,308	1,112,746	—	—	1,122,054
Stock based compensation on stock options & RSU	—	—	284,950	—	—	284,950
Foreign currency translation adjustment	—	—	—	(1,001)	—	(1,001)
Net loss	—	—	—	—	(715,280)	(715,280)
Balances at June 30, 2015	15,235,073	$152,351	$213,222,950	$50,680	$(205,426,337)	$7,999,644

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(715,280)	$(313,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	537,143	666,322
Interest from amortization of debt costs	13,270	35,338
(Gain) Loss on disposal of property and equipment	(1,482)	550
Stock based compensation	284,950	356,815
Provision for doubtful accounts receivable	(15,745)	(8,864)
Change in fair value of warrant liability	464,039	(93,520)
Deferred rent	16,175	(143,726)
Changes in operating assets and liabilities:
Trade accounts receivables	(560,133)	(337,105)
Other receivables	(53,904)	153,554
Inventories	141,606	(1,106,514)
Prepaid expenses and other assets	1,631	(91,407)
Accounts payable and accrued liabilities	66,693	794,995
Deferred revenue	—	(1,966)
Net cash provided by (used in) operating activities	178,963	(88,777)
Cash flows from investing activities
Purchase of property and equipment	(693,634)	(1,982,313)

Cash flows from financing activities
Proceeds from sale of common stock, net of costs	1,122,054	—
Proceeds from sale of common stock from employee stock purchase plan	13,230	7,413
Proceeds from exercise of warrants, net of costs	—	1,539,061
Net borrowings (payments) on loan payable	(113,360)	164,945
Payments on capital lease obligations	(59,412)	(7,409)
Net cash provided by financing activities	962,512	1,704,010
Effect of exchange rate on cash and cash equivalents	(1,001)	(1,055)
Change in cash and cash equivalents	446,840	(368,135)
Cash and cash equivalents, beginning of period	1,197,080	1,565,215
Cash and cash equivalents, end of period	$1,643,920	$1,197,080
Supplemental disclosure of cash flow information:
Interest paid in cash	$18,280	$1,343
Income taxes paid	2,316	2,988
Vesting of restricted stock units	—	1,912
Supplemental disclosure of non-cash investing & financing activities:
Landlord credits for leasehold improvements	420,014	—
Purchase of equipment through capital lease arrangements	523,660	12,972
Reclassification of tooling costs to inventory	—	425,686
Reclassification of warrant liability upon exercise	—	277,070

The accompanying notes are an integral part of these consolidated statements.

1.     Organization and History

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). The Company completed its initial public offering (“IPO”) during fiscal 1996. In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China.

LightPath is a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. LightPath designs, develops, manufactures and distributes optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. LightPath also performs research and development for optical solutions for the traditional optics markets and communications markets. As used herein, the terms “LightPath,” the “Company,” “we,” “us” or “our,” refer to LightPath individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from one to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method. Construction in process represents the accumulated costs of assets not yet placed in service and primarily relates to manufacturing equipment.

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

Deferred rent relates to certain of the Company’s operating leases containing predetermined fixed increases of the base rental rate during the lease term being recognized as rental expense on a straight-line basis over the lease term, as well as applicable leasehold improvement incentives provided by the landlord. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

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

Our cash, cash equivalents totaled $1.6 million at June 30, 2015. Of this amount, approximately 50% was held by our foreign subsidiaries in China. These foreign funds were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of June 30, 2015, we have retained earnings of $1.9 million and we need to have $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue.

Value added tax is computed on the gross sales price on all sales of the Company’s products sold in the PRC. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT receivable net of payments in the accompanying financial statements.

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

Fair value of financial instruments. The Company accounts for financial instruments in accordance with ASC 820, which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015.

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

The Company values its warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. The Company bases its estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 15.

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

Comprehensive income (loss) of the Company is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of operations and comprehensive income (loss). Our other comprehensive income (loss) consists of foreign currency translation adjustments made for financial reporting purposes.

Business segments are required to be reported by the Company. As the Company only operates in principally one business segment, no additional reporting is required.

Recent accounting pronouncements. There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on the Company’s financial position or operating results.

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 provides additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Interest -Imputation of Interest (Subtopic 835-30), which clarifies ASU 2015-03 by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

ASU 2014-09 provides that an entity should apply a five-step approach for recognizing revenue, including (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The effective date will be the first quarter of the Company’s fiscal year ending June 30, 2019, using one of two retrospective application methods. The Company is currently analyzing the impact of this new accounting guidance.

3.     Inventories – net

The components of inventories include the following:

	June 30, 2015	June 30, 2014
Raw materials	$1,730,153	$1,659,893
Work in process	919,444	865,041
Finished goods	812,643	1,063,126
Reserve for obsolescence	(280,863)	(265,077)
	$3,181,377	$3,322,983

During fiscal 2015 and 2014, the Company evaluated all reserved items and disposed of $85,261 and $77,564, respectively, of inventory parts and wrote them off against the reserve for obsolescence.

The value of tooling in raw materials was approximately $1.06 million at June 30, 2015 and approximately $913,000 at June 30, 2014.

4.    Property and Equipment – net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Life (Years)	2015	2014
Manufacturing equipment	5 - 10	$5,796,912	$5,255,571
Computer equipment and software	3 - 5	327,920	299,314
Furniture and fixtures	5	105,402	101,953
Leasehold improvements	5 - 7	1,711,018	864,378
Construction in progress		886,624	665,977
Total property and equipment		8,827,876	7,187,193

Less accumulated depreciation and amortization		4,552,325	4,013,288
Total property and equipment, net		$4,275,551	$3,173,905

During fiscal 2015, we extended our Orlando lease term and received a tenant improvement allowance from the landlord of $420,014. This allowance was used to construct improvements and was recorded as leasehold improvements and deferred rent liability. It will be amortized over the new lease term.

5.    Accounts Payable

The accounts payable balance includes $56,500 and $54,500 representing earned but unpaid board of directors’ fees as of June 30, 2015 and 2014, respectively.

6.    Stockholders’ Equity

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

Warrants — Warrants shares outstanding at June 30, 2015 equal 1,545,001 and include:

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

7.     Income Taxes

Due to the Company’s losses from operations, no provision for income taxes during the years ended June 30, 2015 and 2014. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2015	2014

Deferred tax assets:
Net operating loss and credit carryforwards	$33,279,000	$33,098,000
Intangible assets	6,000	75,000
Capital loss and R&D credits	1,500,000	1,454,000
Research development expenses	657,000	639,000
Inventory	135,000	128,000
Accrued expenses and other	306,000	—

Gross deferred tax assets	35,883,000	35,394,000
Valuation allowance for deferred tax assets	(35,789,000)	(35,136,000)

Total deferred tax assets	94,000	258,000
Deferred tax liabilities:
Depreciation and other	(94,000)	(258,000)
Total deferred tax liabilities	(94,000)	(258,000)
Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the United States federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $88.4 million prior to the expiration of net operating loss carry-forwards from 2019 through 2035. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $35,789,000 at June 30, 2015, a decrease of approximately $653,000 over June 30, 2014.

At June 30, 2015, in addition to net operating loss carry forwards, the Company also has research and development credit carry forwards of approximately $1,500,000, of which $38,505 will expire in fiscal 2019. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

The Company has net operating loss carry forwards in China of $622,000 which are expected to be used to offset profits or to expire in fiscal 2016. Subsequent to the utilization or expiration of the net operating loss carry forwards, we will accrue income taxes. The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

8.    Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Plan included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock units have been granted to date.

These plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at June 30,	at June 30,
Equity Compensation Arrangement		2015	2015
Amended and Restated Omnibus Incentive Plan	3,915,625	1,797,783	1,478,778
Employee Stock Purchase Plan	400,000	—	400,000
	4,315,625	1,797,783	1,878,778

The 2004 Employee Stock Purchase Plan (“ESPP”) permitted employees to purchase common stock through payroll deductions, not to exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event could any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee could purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The ESPP expired on December 6, 2014, and was replaced by the LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”), which was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of $1,356 and $755 for fiscal 2015 and 2014, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The ESPP or the 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and restricted stock units (“RSUs”) granted in the years ended June 30, 2015 and 2014, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Expected volatility	103% - 104%	105% - 123%
Weighted average expected volatility	103% - 104%	105% - 123%
Dividend yields	0%	0%
Risk-free interest rate	1.64% - 1.77%	1.60% - 2.81%
Expected term, in years	7.49	3 - 7

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the years ended June 30, 2015 and 2014. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share Based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2015 and 2014 is presented below:

				Restricted
		Stock Options		Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
Options Outstanding
June 30, 2013	585,009	$2.38	5.9	834,700	1.1

Granted	83,000	1.41	9.4	212,760	2.3
Exercised	—	—	—	(191,160)	—
Cancelled	(13,851)	2.40	—	—	—

June 30, 2014	654,158	$2.25	5.5	856,300	0.9

Granted	103,000	$1.35	9.4	219,000	2.3
Exercised	—	—	—	—	—
Cancelled/Forfeited	(34,675)	$3.06	2.9	—	—

June 30, 2015	722,483	$2.08	5.3	1,075,300	0.9

Awards exercisable/
vested as of
June 30, 2015	497,983	$2.44	3.9	671,430	—

Awards unexercisable/
unvested as of
June 30, 2015	224,500	$1.29	8.5	403,870	0.9
	722,483			1,075,300

The total intrinsic value of share options exercised for years ended June 30, 2014 and 2013 was $0.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2015 and 2014 was $86,000 and $22,000, respectively.

The total fair value of shares options vested during the years ended June 30, 2015 and 2014 was $92,000 and $122,000, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2015 and 2014 was $0 and $289,000, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2015 and 2014 was $1.18 million and $683,000, respectively.

The total fair value of RSUs vested during the years ended June 30, 2015 and 2014 was $200,000 and $334,000, respectively.

As of June 30, 2015 there was $462,548 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost expected to be recognized as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total
Year ended June 30, 2016	$44,425	$211,931	$256,356

Year ended June 30, 2017	34,682	120,513	155,195

Year ended June 30, 2018	20,915	24,906	45,821

Year ended June 30, 2019	5,176	—	5,176
	$105,198	$357,350	$462,548

The table above does not include shares under the Company’s 2014 ESPP, which has purchase settlement dates in the second and fourth fiscal quarters. The Company’s 2014 ESPP is not administered with a look back option provision and, as a result, there is not a population of outstanding option grants during the employee contribution period.

RSU awards vest immediately or from two to four years from the grant date.

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2015 and 2014 and changes during the two years then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2013	183,250	371,670	554,920	$1.57
Granted	83,000	212,760	295,760	$1.36
Vested	(73,250)	(230,127)	(303,377)	$1.36
Cancelled/Forfeited	—	—	—	—
June 30, 2014	193,000	354,303	547,303	$1.18
Granted	103,000	219,000	322,000	$1.30
Vested	(71,500)	(169,433)	(240,933)	$1.28
Cancelled/Forfeited	—	—	—	—
June 30, 2015	224,500	403,870	628,370	$1.10

Acceleration of Vesting—The Company does not generally accelerate the vesting of any stock options. Upon the death of one of the former members of the Company’s Board of Directors in fiscal 2014, 75,460 of his RSUs vested on an accelerated basis.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2015 and 2014 included in the Consolidated Statement of Operations and Comprehensive Loss:

	Year ended	Year ended
	June 30,	June 30,
	2015	2014
Stock options	$53,583	$68,113
RSU	231,367	288,702
Total	$284,950	$356,815

The amounts above were included in:
General & administrative	$273,379	$346,119
Cost of sales	158	—
New product development	11,413	10,696
	$284,950	$356,815

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

	Year ended
	June 30,
	2015	2014
Net loss	$(715,280)	$(313,249)

Weighted average common shares outstanding:
Basic and diluted	14,711,586	14,002,093

Loss per common share:
Basic and diluted	$(0.05)	$(0.02)

Excluded from computation as effects are considered anti-dilutive:
Options to purchase common stock	703,721	654,158
Restricted stock units	1,002,700	856,300
Common stock warrants	1,916,671	2,127,230
	3,623,092	3,637,688

10.     Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009. Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) contribution plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions until February 27, 2009, when the match was eliminated. Currently, there are 23 employees who are enrolled in this program. The 401(k) contribution plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. The Company made no matching contributions during the fiscal years ended June 30, 2015 and 2014.

11.     Lease Commitments

The Company has operating leases for office space. At June 30, 2015, the Company has a lease agreement for its manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expands our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the sixth lease amendment.

The Company received $420,014 in a leasehold improvement allowance in fiscal 2015. This amount is included in the property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $5,060 as of June 30, 2015.

As of June 30, 2015, the Company, through its wholly-owned subsidiary, LPOI, has a lease agreement for a manufacturing and office facility in Shanghai, China (the “China Lease”). The China Lease, which was for a two year extension on the five-year original term, expires April 2016.

As of June 30, 2015, the Company, through its wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2014 and 2015, the Company entered into four capital lease agreements, with three to five year terms, for computer and manufacturing equipment, which are included as part of Property and Equipment. Assets under capital lease include approximately $547,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $67,000 as of June 30, 2015. Amortization related to capital leases is included in depreciation expense.

Rent expense totaled $581,679 and $440,576 during the years ended June 30, 2015 and 2014, respectively.

The approximate future minimum lease payments under capital and operating leases at June 30, 2015 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease
2016	$169,322	$341,000
2017	169,322	357,000
2018	167,335	372,000
2019	39,001	372,000
2020	6,825	357,000
2021 and beyond	—	676,000
Total minimum payments	551,804	$2,475,000
Less imputed interest	(75,090)
Present value of minimum lease payments included in capital lease obligations	476,714
Less current portion	166,454
Non-current portion	$310,260

In July 2014, we negotiated a new lease on our Orlando facility which increased our rental space from 22,000 square feet to 25,847 square feet, or by 20%, thus reducing our rent expense by an estimated 25%. The term also was extended to April 2022. The future minimum lease payments above include this new lease.

12.     Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

13.     Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of $50,680 and $51,681 at June 30, 2015 and 2014, respectively. The Company as of June 30, 2015 had approximately $8,862,000 in assets and $7,305,000 in net assets located in China. The Company as of June 30, 2014 had approximately $7,575,000 in assets and $6,280,000 in net assets located in China.

14.     Significant Suppliers and Customers

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

In fiscal 2015, sales to three customers comprised an aggregate of approximately 27% of our annual sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2014, sales to three customers comprised an aggregate of approximately 27% of our annual sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

15. Derivative Financial Instruments (Warrant Liability)

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

The fair value of the outstanding June 2012 Warrants was re-measured on June 30, 2015 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are exercise or expire. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive loss and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	6//30/2015
Equivalent volatility	81.02%
Equivalent interest rate	0.59%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < strike price	59.90%
Fair value of call	$0.9970
Probability of fundamental transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of approximately $1.2 million at June 30, 2015.

The following table summarizes the activity of Level 3 financial instruments measured on a recurring basis for the year ended June 30, 2015:

6//30/2015
Warrant Liability
Fair value, June 30, 2014	$731,431
Exercise of common stock warrants	—
Change in fair value of warrant liability	464,039
Fair value, June 30, 2015	$1,195,470

16.     Loan Payable

On September 30, 2013, the Company entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank would lend to the Company under a revolving credit facility an aggregate principal outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line could have been repaid and re-borrowed at any time prior to December 30, 2014, at which time all amounts were immediately due and payable. The advances under the Revolving Line bore interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments were due and payable on the last business day of each month.

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

As of December 23, 2014, approximately $142,000 was outstanding under the LSA as equipment advances and $280,000 was outstanding under the Revolving Line, for a total of $422,000. The Company’s obligations under the LSA were secured by a first priority security interest (subject to permitted liens) in substantially all of the assets of the Company. In addition, the Company’s wholly-owned subsidiary, Geltech, guaranteed the Company’s obligations under the LSA.

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

Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. The outstanding balance due to Avidbank as of December 23, 2014, in the amount of $422,000, was transferred from the LSA to the Invoiced Based Line of the Amended LSA. As of June 30, 2015, the principal outstanding on the Invoiced Based Line was $51,585.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.25% at June 30, 2015). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

17.     Pudong Private Placement

On January 20, 2015, the Company issued and sold securities to Pudong Science & Technology Investment (Cayman) Co. Ltd. (“Pudong Investment”) in accordance with that certain Securities Purchase Agreement with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”). Prior to the closing, the Securities Purchase Agreement was amended (as amended, the “SPA”) and assigned by Pudong to its affiliate, Pudong Investment.

In connection with the closing, the Company sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. The Company received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. The Company used the sale proceeds of the sale to provide working capital in support of its continued growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

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

18.     Technology Transfer and License Agreement

On April 28, 2015, the Company entered into a Technology Transfer and License Agreement (“License Agreement”) with one of its specialty products customers (the “Customer”) regarding the granting of an irrevocable license of certain technology, to be used by the Customer to manufacture specific fiber collimator assemblies used by the Customer. The Company has agreed to provide process work instructions, training, inventory and access to intellectual property specifically related to the manufacturing process of that Customer’s fiber collimator assemblies. Pursuant to the License Agreement, the Customer will pay to the Company an aggregate of $200,000 in fees, in consideration of the Company’s disclosure of the technology and the grant of a license to the Customer to use the technology to manufacture such fiber collimator assemblies. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from the Company a certain number of fiber collimator assemblies. Costs associated with the License Agreement are estimated to be approximately $33,000. The License Agreement is being recognized into revenue over the training period. Revenue of approximately $124,000, which includes the amortization of the license fee, was included in product sales on the accompanying consolidated statement of operations and comprehensive loss for fiscal 2015. The remainder of the license fee will be recognized as revenue during the first quarter of fiscal 2016.

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:  September 22, 2015

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. JAMES GAYNOR J. James Gaynor, President & Chief Executive Officer (Principal Executive Officer)	September 22, 2015	/s/ DOROTHY M. CIPOLLA Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)	September 22, 2015

/s/ ROBERT RIPP Robert Ripp Director (Chairman of the Board)	September 22, 2015	/s/ SOHAIL KHAN Sohail Khan Director	September 22, 2015

/s/ DR. STEVEN R. J. BRUECK Dr. Steven R. J. Brueck Director	September 22, 2015	/s/ LOUIS LEEBURG Louis Leeburg Director	September 22, 2015

/s/ M. SCOTT FARIS M. Scott Faris Director	September 22, 2015	/s/ XUDONG ZHU Xudong Zhu Director	September 22, 2015

S-1