Form 10-Q
period 2015-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2015-11-05
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

15,239,775 shares of common stock, Class A, $.01 par value, outstanding as of November 2, 2015.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(unaudited)
	September 30,	June 30,
Assets	2015	2015
Current assets:
Cash and cash equivalents	$2,350,025	$1,643,920
Trade accounts receivable, net of allowance of $4,526 and $6,282	2,894,902	3,048,754
Inventories, net	3,284,892	3,181,377
Other receivables	155,331	253,880
Prepaid expenses and other assets	211,734	244,075
Total current assets	8,896,884	8,372,006

Property and equipment, net	4,292,340	4,275,552
Other assets	66,964	66,964
Total assets	$13,256,188	$12,714,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,312,175	$1,551,885
Accrued liabilities	86,175	84,039
Accrued payroll and benefits	1,099,172	842,506
Loan payable, current portion	—	51,585
Capital lease obligation, current portion	166,454	166,454
Total current liabilities	2,663,976	2,696,469

Capital lease obligation, less current portion	280,796	310,260
Deferred rent	547,730	512,679
Warrant liability	827,356	1,195,470
Total liabilities	4,319,858	4,714,878

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 15,239,775 and 15,235,073
shares issued and outstanding, respectively	152,398	152,351
Additional paid-in capital	213,304,541	213,222,950
Accumulated other comprehensive income	62,755	50,680
Accumulated deficit	(204,583,364)	(205,426,337)
Total stockholders’ equity	8,936,330	7,999,644
Total liabilities and stockholders’ equity	$13,256,188	$12,714,522

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

Unaudited

	Three months ended September 30,
	2015	2014

Product sales, net	$4,190,330	$2,603,309
Cost of sales	1,938,762	1,625,675
Gross margin	2,251,568	977,634
Operating expenses:
Selling, general and administrative	1,440,648	1,144,235
New product development	148,346	343,712
Loss on disposal of property and equipment	—	218
Total costs and expenses	1,588,994	1,488,165

Operating income (loss)	662,574	(510,531)
Other income (expense):
Interest expense	(12,871)	(3,369)
Interest expense - debt costs	—	(12,645)
Change in fair value of warrant liability	368,114	(53,958)
Other expense, net	(174,844)	1,453
Total other income (expense), net	180,399	(68,519)

Net income (loss)	$842,973	$(579,050)

Income (loss) per common share (basic)	$0.06	$(0.04)
Number of shares used in per share calculation (basic)	15,239,366	14,312,061
(basic)
Income (loss) per common share (diluted)	$0.06	$(0.04)

Number of shares used in per share calculation	16,542,934	14,312,061
(diluted)
Foreign currency translation adjustment	12,075	(468)

Comprehensive income (loss)	$855,048	$(579,518)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Three months ended September 30, 2015

Unaudited

	Class A			Foreign
	Common		Additional	Currency		Total
	Stock		Paid-in	Translation	Accumulated	Stockholders’
	Shares	Amount	Capital	Adjustment	Deficit	Equity
Balances at June 30, 2015	15,235,073	$152,351	$213,222,950	$50,680	$(205,426,337)	$7,999,644
Issuance of common stock for:
Employee Stock Purchase Plan	4,702	47	8,181	—	—	8,228

Stock based compensation on stock options & RSU	—	—	73,410	—	—	73,410
Foreign currency translation adjustment	—	—	—	12,075	—	12,075
Net income	—	—	—	—	842,973	842,973
Balances at September 30, 2015	15,239,775	$152,398	$213,304,541	$62,755	$(204,583,364)	$8,936,330

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$842,973	$(579,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	181,202	129,323
Interest from amortization of debt costs	—	12,645
Loss on disposal of property and equipment	—	218
Stock based compensation	73,410	63,263
Provision for doubtful accounts receivable	(289)	(136)
Change in fair value of warrant liability	(368,114)	53,958
Deferred rent	35,051	(55,968)
Changes in operating assets and liabilities:
Trade accounts receivables	154,141	429,964
Other receivables	98,549	4,722
Inventories	(103,515)	(191,382)
Prepaid expenses and other assets	32,341	(98,737)
Accounts payable and accrued liabilities	19,092	130,796
Net cash provided by (used in) operating activities	964,841	(100,384)
Cash flows from investing activities
Purchase of property and equipment	(197,990)	(303,442)

Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	8,228	4,902
Net payments on loan payable	(51,585)	(9,163)
Payments on capital lease obligations	(29,464)	(1,848)
Net cash used in financing activities	(72,821)	(6,109)
Effect of exchange rate on cash and cash equivalents	12,075	(468)
Change in cash and cash equivalents	706,105	(410,403)
Cash and cash equivalents, beginning of period	1,643,920	1,197,080
Cash and cash equivalents, end of period	$2,350,025	$786,677
Supplemental disclosure of cash flow information:
Interest paid in cash	$12,870	$3,369
Income taxes paid	2,056	1,036

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes, included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended June 30 and the associated quarters of those fiscal years.

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

History:

We were incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexica limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, formed in 1985. On April 14, 2000, we acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, we acquired Geltech, Inc. (“Geltech”). We completed our initial public offering (“IPO”) during fiscal 1996. In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China.

We are a manufacturer and integrator of families of precision molded aspheric optics, high-performance fiber-optic collimator, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. We also engage in research and development for optical solutions for the traditional optics markets and communications markets.

2.  Significant Accounting Policies

Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents consist of cash in the bank and temporary investments with maturities of 90 days or less when purchased.

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% of invoices that are over 120 days past due for China based accounts without an agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bed debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

We file U.S. Federal income tax returns, and various states and foreign jurisdictions. Our open tax years subject to examination by the Internal Revenue Service and the Florida Department of Revenue generally remain open for three years from the date of filing.

Our cash, cash equivalents totaled approximately $2.4 million at September 30, 2015. Of this amount, approximately 55% was held by our foreign subsidiaries in China. These foreign funds were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of September 30, 2015, we have retained earnings of approximately $1.7 million and we need to have approximately $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

Revenue is recognized from product sales when products are shipped to the customer, provided that we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones are completed in accordance with the terms of the agreements and upon shipment to the customer for products, reports or designs to the customer. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue.

Value added tax is computed on the gross sales price on all sales of the Company’s products sold in the People’s Republic of China. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing or acquiring its finished products. We recorded a VAT receivable net of payments in the accompanying financial statements.

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

Fair value of financial instruments. We account for financial instruments in accordance with ASC 820, which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our loan payable approximates its carrying value based upon current rates available to us.

We value our warrant liabilities based on open-form option pricing models which, based on the relevant inputs, render the fair value measurement at Level 3. We base our estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 8.

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

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

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive income (loss) has two components, net income (loss) and other comprehensive income (loss), and is included on the statement of comprehensive income (loss). Our other comprehensive income (loss) consists of foreign currency translation adjustments made for financial reporting purposes.

Business segments are required to be reported by us. As we only operate in principally one business segment, no additional reporting is required.

Recent accounting pronouncements. There are new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on our financial position or operating results.

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

3. Inventories

The components of inventories include the following:

	September 30, 2015	June 30, 2015

Raw materials	$1,516,875	$1,730,153

Work in process	1,248,557	919,444

Finished goods	841,275	812,643

Reserve for obsolescence	(321,815)	(280,863)

	$3,284,892	$3,181,377

The value of tooling in raw materials was approximately $1.00 million at September 30, 2015 and approximately $1.06 million at June 30, 2015.

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	September 30,	June 30,
	Life (Years)	2015	2015

Manufacturing equipment	5 - 10	$6,245,066	$5,796,913

Computer equipment and software	3 - 5	325,185	327,920

Furniture and fixtures	5	109,733	105,402

Leasehold improvements	5 - 7	1,696,930	1,711,018

Construction in progress		607,781	886,624
Total property and equipment		8,984,695	8,827,877

Less accumulated depreciation and amortization		4,692,355	4,552,325

Total property and equipment, net		$4,292,340	$4,275,552

5. Accounts Payable

The accounts payable balance as of September 30, 2015 and June 30, 2015 includes approximately $71,500 and $56,500, respectively, which represents earned but unpaid board of directors’ fees.

6. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements—The Plan includes several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) permitted employees to purchase common stock through payroll deductions, not to exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event could any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee could purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The ESPP expired on December 6, 2014, and was replaced by the LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”), which was adopted by our Board of Directors on October 30, 2014 and approved by our stockholders on January 29, 2015.

The 2014 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of $846 and $502 for the three months ended September 30, 2015 and 2014, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).

These two plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at Sept. 30,	at Sept. 30,
Equity Compensation Arrangement		2015	2015
Amended and Restated Omnibus Incentive Plan	3,915,625	1,792,545	1,484,016
Employee Stock Purchase Plan	400,000	—	395,298

	4,315,625	1,792,545	1,879,314

Grant Date Fair Values and Underlying Assumptions; Contractual Terms— We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The ESPP or the 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

There were no stock options or restricted stock units granted in the three month periods ended September 30, 2015 and 2014.

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the three months ended September 30, 2015 and 2014. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the three months ended September 30, 2015 is presented below:

		Stock Options		Restricted Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2015	722,483	$2.08	5.3	1,075,300	0.9

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(5,238)	$2.80	—	—	—

September 30, 2015	717,245	$2.08	5.1	1,075,300	0.8

Awards exercisable/
vested as of
September 30, 2015	492,745	$2.44	3.6	671,430	—

Awards unexercisable/
unvested as of
September 30, 2015	224,500	$1.29	8.3	403,870	0.8
	717,245			1,075,300

The total intrinsic value of options outstanding and exercisable at September 30, 2015 and 2014 was $45,590 and $31,529, respectively.

The total intrinsic value of RSUs exercised during the three months ended September 30, 2015 and 2014 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2015 and 2014 was $1,000,431 and $737,936, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2015 and 2014 was $0 and $0, respectively.

The total fair value of option shares vested during the three months ended September 30, 2015 and 2014 was $0 and $0, respectively.

As of September 30, 2015, there was $389,138 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Nine months ended June 30, 2016	$31,193	$151,753	$182,946

Year ended June 30, 2017	34,682	120,513	155,195

Year ended June 30, 2018	20,915	24,906	45,821

Year ended June 30, 2019	5,176	—	5,176
	$91,966	$297,172	$389,138

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of September 30, 2015 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2015	224,500	403,870	628,370	$1.23
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled/Forfeited	—	—	—	—
September 30, 2015	224,500	403,870	628,370	$1.23

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the three months ended September 30, 2015 and 2014 included in the consolidated statements of comprehensive income (loss):

	(Unaudited)	(Unaudited)
	Quarter ended	Quarter ended
	September 30,	September 30,
	2015	2014

Stock options	$13,232	$13,313
RSU	60,178	49,950
Total	$73,410	$63,263

The amounts above were included in:
General & administrative	$70,143	$60,869
Cost of sales	79	—
New product development	3,188	2,394
	$73,410	$63,263

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $12,075 for the three months ended September 30, 2015 and a loss of approximately $500 for the three months ended September 30, 2014. As of September 30, 2015, we had approximately $9,120,000 in assets and $7,524,000 in net assets located in China. As of June 30, 2015, we had approximately $8,862,000 in assets and $7,305,000 in net assets located in China.

8. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our Class A common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. We accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if we issue or sell shares of our Class A common stock at a price which is less than the then-current warrant exercise price, the June 2012 Warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to our Class A common stock.

The fair value of the outstanding June 2012 Warrants was re-measured on September 30, 2015 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until warrant exercise or expiration. The change in fair value of the June 2012 Warrants is recorded in the statement of comprehensive income (loss) and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	9/30/2015
Equivalent volatility	72.26%
Equivalent interest rate	0.56%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < strike price	62.90%
Fair value of call	$0.6900
Probability of fundamental transaction occuring	5%

All warrants issued by us, other than the above noted June 2012 Warrants, are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of approximately $827,000 and $1.20 million at September 30, 2015 and June 30, 2015, respectively.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended September 30, 2015:

9/30/2015
Warrant Liability
Fair value, beginning balance	$1,195,470
Exercise of common stock warrants	—
Change in fair value of warrant liability	(368,114)
Fair value, ending balance	$827,356

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

	(unaudited) Three months ended
	September 30,
	2015	2014

Net income (loss)	$842,973	$(579,050)

Weighted average common shares outstanding:
Basic	15,239,366	14,312,061

Effect of dilutive securities:
Options to purchase common stock	49,614	—
Restricted stock units	876,189	—
Common stock warrants	377,765	—
Diluted	16,542,934	14,312,061

Earnings (Loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.05	$(0.04)

Excluded from computation:
Options to purchase common stock	672,869	654,158
Restricted stock units	199,111	856,300
Common stock warrants	1,167,236	2,127,230
	2,039,216	3,637,688

10.    Capital Lease Commitments

We have operating leases for office space. At September 30, 2015, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expands our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the sixth lease amendment.

We received $420,014 in a leasehold improvement allowance in fiscal 2015. This amount is included in the property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $20,242 as of September 30, 2015.

As of September 30, 2015, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for a manufacturing and office facility in Shanghai, China (the “China Lease”). The China Lease, which was extended for an additional two years after the expiration of the original five-year term, expires April 2016.

As of September 30, 2015, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2014 and 2015, we entered into four capital lease agreements, with three to five year terms, for computer and manufacturing equipment, which are included as part of Property and Equipment. Assets under capital lease include approximately $547,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $100,000 as of September 30, 2015. Amortization related to capital leases is included in depreciation expense.

Rent expense totaled $152,720 and $83,902 during the three months ended September 30, 2015 and 2014, respectively.

The approximate future minimum lease payments under capital and operating leases at September 30, 2015 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease

2016	$126,992	$268,000
2017	169,322	356,000
2018	167,335	371,000
2019	39,000	371,000
2020	6,825	357,000
2021 and beyond	—	676,000
Total minimum payments	509,474	$2,399,000

Less imputed interest	(62,224)
Present value of minimum lease payments
included in capital lease obligations	447,250
Less current portion	166,454
Non-current portion	$280,796

11. Loan Payable

On September 30, 2013, we entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank would lend to us under a revolving credit facility an aggregate principal outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) (the “Revolving Line”) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. Amounts borrowed under the Revolving Line could have been repaid and re-borrowed at any time prior to December 30, 2014, at which time all amounts were immediately due and payable. The advances under the Revolving Line bore interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate. Interest payments were due and payable on the last business day of each month.

Pursuant to the LSA, Avidbank also could make equipment advances to us, each in a minimum amount of $100,000, and in an aggregate principal amount not to exceed One Million Dollars ($1,000,000). Equipment advances during any particular three month draw period were due and repayable in thirty-six (36) equal monthly payments. All amounts due under outstanding equipment advances made during any particular draw period were due on the tenth (10th) day following the end of such draw period, and in any event, no later than September 30, 2017. The equipment advances bore interest, on the outstanding daily balance, at a per annum rate equal to one and half percent (1.5%) above the Prime Rate. Interest payments were due and payable on the tenth day of each month so long as any equipment advance is outstanding.

As of December 23, 2014, approximately $142,000 was outstanding under the LSA as equipment advances and $280,000 was outstanding under the Revolving Line, for a total of $422,000. Our obligations under the LSA were secured by a first priority security interest (subject to permitted liens) in substantially all of our assets. In addition, our wholly-owned subsidiary, Geltech, guaranteed our obligations under the LSA.

On December 23, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Amended LSA”) with Avidbank for an invoice-based working capital revolving line of credit (the “Invoiced Based Line”). The Amended LSA amends and restates that certain LSA between us and Avidbank dated September 30, 2013. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA.

Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. The outstanding balance due to Avidbank as of December 23, 2014, in the amount of $422,000, was transferred from the LSA to the Invoiced Based Line of the Amended LSA. As of September 30, 2015, the principal outstanding on the Invoiced Based Line was $0.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.25% at September 30, 2015). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

Our obligations under the Amended LSA are secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, our wholly-owned subsidiary, Geltech, has guaranteed our obligations under the Amended LSA.

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

12. Pudong Private Placement

On January 20, 2015, we issued and sold securities to Pudong Science & Technology Investment (Cayman) Co. Ltd. (“Pudong Investment”) in accordance with that certain Securities Purchase Agreement with Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”). Prior to the closing, the Securities Purchase Agreement was amended (as amended, the “SPA”) and assigned by Pudong to its affiliate, Pudong Investment.

In connection with the closing, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. We received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. We used the sale proceeds of the sale to provide working capital in support of its continued growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

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

13. Technology Transfer and License Agreement

On April 28, 2015, we entered into a Technology Transfer and License Agreement (“License Agreement”) with one of our specialty products customers (the “Customer”) regarding the granting of an irrevocable license of certain technology, to be used by the Customer to manufacture specific fiber collimator assemblies used by the Customer. We have agreed to provide process work instructions, training, inventory and access to intellectual property specifically related to the manufacturing process of that Customer’s fiber collimator assemblies. Pursuant to the License Agreement, the Customer paid to us an aggregate of $200,000 in fees, in consideration of our disclosure of the technology and the granting of a license to the Customer to use the technology to manufacture such fiber collimator assemblies. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. Costs associated with the License Agreement are estimated to be approximately $33,000. The License Agreement has been recognized into revenue over the training period. Revenue of approximately $71,000, which includes the amortization of the license fee, was included in product sales on the accompanying consolidated statement of comprehensive income (loss) for the three months ended September 30, 2015. The remaining $5,000 for the license fee will be recognized as revenue during fiscal 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the LightPath. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the non-GAAP term gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China. Over time, we transitioned a substantial portion of our manufacturing to LPOI, which until recently, operated as our primary manufacturing facility in China.

In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ built out a 25,833 square foot manufacturing facility and production at LPOIZ’s new facility commenced in April 2014. We have now shifted our manufacturing operations from LPOI to LPOIZ, as LPOIZ’s facility provides a lower cost structure for production of larger volumes of optical components and assemblies, and further strengthens our partnerships within the Asia/Pacific region. The LPOI facility is now primarily used for sales and engineering functions.

Product Groups and Markets:

During fiscal 2015, we started evaluating our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and non-recurring engineering (“NRE”). Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens and is usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens and is usually sold in larger lot quantities. Our infrared product group is comprised of both molded lens and assemblies. Our specialty product group is comprised of value added products such as optical subsystems, assemblies, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

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

How we operate:

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

·         Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff;

·         The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to work seriously to reduce costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality; and

·         Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

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

•         inventory levels;

•         accounts receivable levels and quality; and

•         other key indicators.

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

Our 12-month backlog at September 30, 2015 was approximately $5.06 million compared to $6.49 million as of June 30, 2015. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2015	$5,340	25%	25%
Q2 2015	$5,592	31%	5%
Q3 2015	$6,153	44%	10%
Q4 2015	$6,493	52%	6%
Q1 2016	$5,064	-22%	-22%

Our order intake softened in the first quarter of fiscal 2016 due to the delay and certain requirement changes for some larger projects we quoted within our specialty products group. However, our quote activity remained strong during the first quarter of fiscal 2016. We provided quotes for products totaling approximately $3.4 million, which we expect will be delivered by the end of fiscal 2016. We are seeing recovery in the industrial tools sector in China, which impacts our HVPMO product group, and the telecommunications sector is continuing to have strong design, quote and order activity.

We have diversified our business by developing new applications for out products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. Examples of these new applications area: 2D scanning, fiber laser delivery systems, disposable medical instruments, and infrared sensor applications.

Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2016.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three month periods ended September 30, 2015 and 2014:

		(unaudited)
		Three months ended
		September 30,		Quarter
		2015	2014	% Change
Revenue	LVPMO	1,833,377	1,365,287	34%
	HVPMO	846,624	556,481	52%
	Infrared Products	379,945	154,557	146%
	Speciality Products	990,932	487,111	103%
	NRE	139,452	39,872	250%
		4,190,330	2,603,309	61%

Units	LVPMO	73,149	54,086	35%
	HVPMO	409,347	335,701	22%
	Infrared Products	4,837	2,594	86%
	Speciality Products	37,545	21,270	77%
	NRE	19	43	-56%
		524,897	413,694	27%

Overall, our global diversification strategies have resulted in revenue increasing 61% in the first quarter of fiscal 2016, as compared to the prior year period, with growth in shipments of all of our product groups: HVPMO, LVPMO, infrared products and specialty products groups.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. HVPMO lens units sold increased by 22% during the first quarter of fiscal 2016, as compared to the prior year period. The HVPMO units sold at a 25% increase in the average selling price, which produced a 52% in in HVPMO revenue during the first quarter of fiscal 2016, as compared to the prior year period. Historically, revenue from our HVPMO product group has been derived from the industrial tool market in China, which had experienced six years of declining growth.

Our unit shipment volume in LVPMO lenses increased 35% in the first quarter of fiscal 2016, as compared to the same period of the prior fiscal year, which resulted in an increase in revenue of 34% in the first quarter of fiscal 2016, compared to the same period of the prior fiscal year. This growth is attributed to our entry into new applications in medical instruments and fiber laser delivery systems.

We also had significant growth in the infrared product group. Our infrared product revenue has increased 146% in the first quarter of fiscal 2016, as compared to the prior year period, albeit from a small initial base. The increase in revenue is primarily derived from sales to customers in the industrial market.

We are also pleased with the significant growth in the specialty product group. In the first quarter of fiscal 2016, our specialty product revenue increased by 103%, as compared to the prior year period. The increase in revenue is primarily derived from sales customers in the industrial market for collimators and assemblies. Approximately $335,000 of the increase in sales in the specialty group from the first quarter of the prior year is due to fiber collimator assemblies sold to the Customer pursuant to the License Agreement.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended September 30, 2015 and 2014, our DCSI was 155 and 197 respectively, compared to an average DCSI of 165 for the year ended June 30, 2015. The decrease in DCSI from the prior fiscal year is due to lower inventory levels and higher revenues.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended September 30, 2015 and 2014, our DSO was 63 and 72, respectively. During the year ended June 30, 2015, our average DSO was 67. The increased revenue lowered the DSO days for the first quarter of fiscal 2016. During the first quarter of fiscal 2016, 46% of the revenue generated was shipped in the third month of the quarter. Revenues generated by shipments during the third month of a quarter are often not collected before the quarter ends, which can negatively impact our DSO. Also, international sales have a longer collection cycle. We monitor collection efforts to keep this key indicator as low as reasonably possible. For the past five quarters over 43% of our quarterly sales are shipped in the third month of each quarter. We strive to have a DSO no higher than 65.

Other Key Indicators:

Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost, and, therefore, improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures”.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues:

For the quarter ended September 30, 2015, our total revenues increased 61% to $4.19 million, compared to $2.60 million for the quarter ended September 30, 2014. This increase was primarily attributable to a 103% increase in sales of our specialty products, a 146% increase in sales of our infrared products, and a 39% increase in sales of our precision molded optics. Due to recent bookings and quoting trends, we expect orders for infrared products to continue to grow.

Unit shipment volume in HVPMO lenses increased by 22% in the first quarter of fiscal 2016 compared to the same period of the prior fiscal year. Historically, revenue from our HVPMO product group is derived from sales for the industrial tool market in China, which has been impacted by six years of a slowing Chinese economy, but is showing signs of improvement. We expect the HVPMO product group to continue its recovery in fiscal 2016 as the effects of the stimulus by the Chinese government to promote construction takes effect. We are also benefiting from strength in the telecommunications sector as the demand for bandwidth increases continues.

Our unit shipment volume of LVPMO lenses increased 35% in the first quarter of fiscal 2016 compared to the same period of the prior fiscal year, but the average selling price decreased 1%, which resulted in an increase in revenue dollars of 34% in the first quarter of fiscal 2016, compared to the same period in the prior year. This growth is primarily attributed to our entry into new applications in medical instruments and fiber laser delivery systems.

Cost of Sales:

Our gross margin percentage in the first quarter of fiscal 2016 was 54% compared to 38% for the first quarter of fiscal 2015. The improvement in gross margin is primarily attributed to favorable product mix resulting in higher sales prices, leverage of the sales volume against our manufacturing overhead costs, and the realization of the full benefit of LPOIZ’s Zhenjiang facility. In the first quarter of fiscal 2015 we had increased wages due to the ramp up of infrared production and the overlapping of manufacturing workforces during the transition of production from LPOI’s facility to LPOIZ’s facility. Total manufacturing costs of approximately $1.94 million increased by approximately $313,000 in the first quarter of fiscal 2016 compared to the same period of the prior fiscal year. The increase was primarily due to direct costs attributable to the increased revenues.

Selling, General and Administrative:

During the first quarter of fiscal 2016, selling, general and administrative (“SG&A”) costs were approximately $1.44 million, compared to $1.14 million in the first quarter of fiscal 2015, an increase of approximately $296,000. The increase was primarily due to a $325,000 increase in wages, of which $180,000 was an accrual for fiscal 2016 management bonuses given the strong start of the year and $57,000 was a reclassification from new product development to reflect the organizational optimization plan announced in February 2015 to transition to a technical sales process. The increase in wages was offset by a decrease of approximately $14,000 in professional service fees compared to the prior year. We intend to maintain SG&A costs generally at current levels.

New Product Development:

New product development costs were approximately $148,000 in the first quarter of fiscal 2016, a decrease of $195,000 from the first quarter of fiscal 2015. This decrease was primarily due to a decrease of $151,000 in wages due to a reclassification to selling, general and administrative and a decrease of $12,000 in materials for research and development projects and a decrease of $15,000 in travel costs. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2016.

Other Income (Expense):

Interest expense was approximately $13,000 in the first quarter of fiscal 2016 as compared to $16,000 in the first quarter of fiscal 2015. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank and payments on capital leases.

In the first quarter of fiscal 2016, we recognized income of approximately $368,000 related to the change in the fair value of warrant liability in connection with our June 2012 private placement. We recognized expense of approximately $54,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other expense, net was approximately $176,000 in the first quarter of fiscal 2016 compared to income of approximately $1,500 in the first quarter of fiscal 2015. This was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net income was approximately $843,000 or $0.06 basic and $0.05 diluted earnings per share during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015, in which we reported a net loss of approximately $579,000 or $0.04 basic and diluted loss per share. The approximately $1.42 million increase in net income resulted from an increase in gross margin of approximately $1.27 million, an increase in income in the change in the fair value of warrant liability of approximately $422,000, offset by an increase in foreign exchange losses due to changes in the China exchange rate of approximately $176,000.

Weighted-average shares outstanding (basic) was 15,239,366 in the first quarter of fiscal 2016 compared to 14,312,061 in the first quarter of fiscal 2015. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the 2014 ESPP and our private placement in January 2015 with Pudong Investment.

 Liquidity and Capital Resources

At September 30, 2015, we had working capital of $6.23 million and total cash and cash equivalents of $2.35 million, of which $1.30 million of the total cash was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries in China were generated in China as a result of foreign earnings. Before any funds can be repatriated the retained earnings in China must equal at least 150% of the registered capital. As of September 30, 2015, we have retained earnings of $1.7 million and we need to have $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, and if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

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

Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2015, at which time all amounts shall be immediately due and payable. We anticipate that we will renew the Invoice Based Line. The amount outstanding on the Amended LSA was $0 as of September 30, 2015. For additional information, see Note 11, Loan Payable, to the Notes to the Financial Statements to this Quarterly report on Form 10-Q.

Management developed an operating plan for fiscal 2016 and believes we have adequate financial resources to achieve this plan and to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. The fiscal 2016 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products. We also expect to be better positioned to accelerate our revenue growth and profitability as a result of our transition to a technical sales process that leverages the success of our existing demand-creation model. The technical sales process will further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We have also benefited from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

Our future capital requirements will depend on many factors including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts continue to be directed toward maintaining positive cash flow and profitability. If our efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:

Net cash used by financing activities was approximately $73,000 in the first quarter of fiscal 2016 compared to approximately $6,100 in the first quarter of fiscal 2015, an increase of approximately $66,000. The increase was primarily attributed to costs associated with issuances under the 2004 ESPP and payments made under the Amended LSA.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $965,000 for the quarter ended September 30, 2015, an increase of approximately $1.07 million as compared to the first quarter of fiscal 2015. Our fiscal 2016 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures. For example, we expect lower operating costs as a result of moving the majority of our manufacturing operations to LPOIZ’s Zhenjiang facility, and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in house rather than out-sourcing this service.

During the first quarter of fiscal 2016, we expended approximately $200,000 for capital equipment as compared to $300,000 during the first quarter of fiscal 2015. The majority of our capital expenditures during fiscal 2016 and fiscal 2015 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our new facility in Zhenjiang.  We anticipate an increase in capital expenditures during fiscal 2016; however, the total amount expended will depend on opportunities and circumstances.

License Agreement:

On April 28, 2015, we entered into a License Agreement with the Customer, whereby we granted an irrevocable license of certain technology to be used by the Customer to manufacture fiber collimator assemblies. We will provide process work instructions, training and inventory. Pursuant to the License Agreement, we received $200,000 in fees in consideration of our disclosure of the technology and the grant of a license to the Customer to use the technology to manufacture specific fiber collimator assemblies used by the Customer. The license fees were paid in two installments. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. The transaction will be accounted for under the guidance of ASC 605-10, Revenue Recognition and was recognized over the ninety-day training period which was completed in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. We recognized approximately $124,000 of revenue in fiscal 2015 and $71,000 in the first quarter of fiscal 2016, with expenses of $18,000 in fiscal 2015 and $11,000 in the first quarter of fiscal 2016. The costs associated with this License Agreement are estimated to be approximately $33,000.

Non-GAAP Financial Measures

We report our historical results in accordance with GAAP; however, our management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. We believe these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition and results of operations computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP measures that other companies use.

Adjusted Net Income (Loss):

We calculate adjusted net income (loss) by excluding the change in the fair value of the June 2012 Warrants from net income (loss). The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value or the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted net income (loss) to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income (loss) may be useful to investors as one means of evaluating our operation performance. The following table reconciles adjusted net income (loss) to net income (loss) for the three months ended September 30, 2015 and 2014:

	Sept. 30, 2015	Sept. 30, 2014

Net income (loss)	$842,973	$(579,050)
Change in fair value of warrant liability	(368,114)	53,958
Adjusted net income (loss)	$474,859	$(525,092)

Our adjusted net income for the three months ended September 30, 2015 was approximately $475,000, as compared to adjusted net loss of approximately $525,000 for the three months ended September 30, 2014. The difference in adjusted net income (loss) between the periods was principally caused by a higher net income recognized in the first quarter of fiscal 2016, offset by lower non-cash expenses related to the change in the fair value of our warranty liability with respect to the June 2012 Warrants during the first quarter of fiscal 2015.

EBITDA and adjusted EBITDA:

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income (loss) for the three months ended September 30, 2015 and 2014.

Three months ended:	Sept. 30, 2014	Sept. 30, 2015
Net income (loss)	$842,973	$(579,050)
Depreciation and amortization	181,202	129,323
Interest expense	12,870	16,014
EBITDA	$1,037,045	$(433,713)
Change in fair value of warrant liability	(368,114)	53,958
Adjusted EBITDA	$668,931	$(379,755)

Our adjusted EBITDA for the three months ended September 30, 2015 was approximately $669,000, compared to approximately ($380,000) for the three months ended September 30, 2014. The difference in adjusted EBITDA between the periods was principally caused by a higher net income recognized in the three months ended September 30, 2015, offset by lower expense related to the change in fair value of our warrant liability with respect to the June 2012 Warrants during the three months ended September 30, 2015.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 5, 2015	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: November 5, 2015	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer