Form 10-K/A
period 2015-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2015-12-17
CIK 889971

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to LightPath Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, originally filed with the Securities and Exchange Commission on September 22, 2015 (the “Original Filing”), is being filed for the purpose of: (i) including a revised consent from Cross, Fernandez & Riley LLP (“CFR”), which was inadvertently dated as of September 4, 2014 and (ii) including a revised report of CFR, which was inadvertently dated as of September 22, 2015. For purposes of this Amendment, and in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, Item 8 and Item 15 of the Original Filing has been amended and restated in its entirety. Except as described above, no other changes have been made to the Original Filing, and the Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

Capitalized terms used but not otherwise defined in this Amendment have the meanings given in the Original Filing.

Item 8.

Financial Statements and Supplementary Data.

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

End of Consolidated Financial Statements

Item 15.

Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)   Financial Statements – See Index on page F-1 of this report

(b) The following exhibits are filed herewith as a part of this report

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Amended and Restated Bylaws of Registrant	19

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	10

10.	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	8

10.2	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	9

10.3	Form of Common Stock Purchase Warrant dated as of April 8, 2010, issued by LightPath Technologies, Inc. to certain investors	11

10.4	LightPath Technologies, Inc. Employee Stock Purchase Plan effective January 30, 2015	12

10.5	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	13

10.6	Amended and Restated Loan and Security Agreement dated as of December 23, 2014 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	14

10.7	Securities Purchase Agreement dated April 15, 2014 between LightPath Technologies, Inc. and Pudong Science & Technology (Cayman) Co., Ltd.	15

10.8	Amendment and Assignment of Securities Purchase Agreement dated September 25, 2014 between LightPath Technologies, Inc, Pudong Science & Technology (Cayman) Co., Ltd. and Pudong Science & Technology Investment (Cayman) Co., Ltd.	18

10.9	Sixth Amendment to Lease dated as of July 2, 2014 between LightPath Technologies, Inc. and Challenger Discovery LLC	16

14.1	Code of Ethics	17

21.1	Subsidiaries of the Registrant	20
23.1 23.2	Consent of Cross, Fernandez & Riley, LLP Consent of BDO USA, LLP	* *
24	Power of Attorney	20

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	20

101.SCH	XBRL Taxonomy Extension Schema Document	20

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	20

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	20

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	20

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	20

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

20.  This exhibit was filed as an exhibit to our Annual Report on Form 10-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 22, 2015, and is incorporated herein by reference thereto.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:  December 17, 2015

By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer