Form 10-Q
period 2015-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2016-02-04
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

15,460,760 shares of common stock, Class A, $.01 par value, outstanding as of February 1, 2016.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(unaudited)
	December 31,	June 30,
Assets	2015	2015
Current assets:
Cash and cash equivalents	$2,503,053	$1,643,920
Trade accounts receivable, net of allowance of $4,484 and $6,282	2,854,635	3,048,754
Inventories, net	3,356,387	3,181,377
Other receivables	167,292	253,880
Prepaid expenses and other assets	376,413	244,075
Total current assets	9,257,780	8,372,006

Property and equipment, net	4,340,587	4,275,552
Other assets	66,964	66,964
Total assets	$13,665,331	$12,714,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,080,239	$1,551,885
Accrued liabilities	79,266	84,039
Accrued payroll and benefits	939,778	842,506
Loan payable, current portion	—	51,585
Capital lease obligation, current portion	166,454	166,454
Total current liabilities	2,265,737	2,696,469

Capital lease obligation, less current portion	247,496	310,260
Deferred rent	585,225	512,679
Warrant liability	1,882,535	1,195,470
Total liabilities	4,980,993	4,714,878

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 15,264,581 and 15,235,073
shares issued and outstanding, respectively	152,646	152,351
Additional paid-in capital	213,579,036	213,222,950
Accumulated other comprehensive income	71,603	50,680
Accumulated deficit	(205,118,947)	(205,426,337)
Total stockholders’ equity	8,684,338	7,999,644
Total liabilities and stockholders’ equity	$13,665,331	$12,714,522

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

Unaudited

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Product sales, net	$4,236,331	$3,352,958	$8,426,661	$5,956,267
Cost of sales	1,876,331	2,082,769	3,815,093	3,708,444
Gross margin	2,360,000	1,270,189	4,611,568	2,247,823
Operating expenses:
Selling, general and administrative	1,573,349	1,325,058	3,013,997	2,469,293
New product development	168,067	350,147	316,413	693,859
Loss on disposal of property and equipment	11,876	—	11,876	218
Total costs and expenses	1,753,292	1,675,205	3,342,286	3,163,370
Operating income (loss)	606,708	(405,016)	1,269,282	(915,547)
Other income (expense):
Interest expense	(8,942)	(6,762)	(21,813)	(10,131)
Interest expense - debt costs	—	(625)	—	(13,270)
Change in fair value of warrant liability	(1,055,179)	534,784	(687,065)	480,826
Other expense, net	(78,170)	18,832	(253,014)	20,285
Total other income (expense), net	(1,142,291)	546,229	(961,892)	477,710
Net income (loss)	$(535,583)	$141,213	$307,390	$(437,837)
Income (loss) per common share (basic)	$(0.04)	$0.01	$0.02	$(0.03)
Number of shares used in per share calculation (basic)	15,250,146	14,305,985	15,244,747	14,297,807
Income (loss) per common share (diluted)	$(0.04)	$0.01	$0.02	$(0.03)
Number of shares used in per share calculation	15,250,146	15,419,925	16,594,759	14,297,807
Foreign currency translation adjustment	8,848	(345)	20,923	(813)
Comprehensive income (loss)	$(526,735)	$140,868	$328,313	$(438,650)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Six months ended December 31, 2015

  (Unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2015	15,235,073	$152,351	$213,222,950	$50,680	$(205,426,337)	$7,999,644
Issuance of common stock for:
Exercise of warrants	22,106	221	27,412	—	—	27,633
Employee Stock Purchase Plan	4,702	47	8,181	—	—	8,228
Exercise of RSU or options	2,700	27	2,781	—	—	2,808
Stock based compensation on
stock options & RSUs	—	—	317,712	—	—	317,712
Foreign currency translation adjustment	—	—	—	20,923	—	20,923
Net income	—	—	—	—	307,390	307,390
Balances at December 31, 2015	15,264,581	$152,646	$213,579,036	$71,603	$(205,118,947)	$8,684,338

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$307,390	$(437,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389,652	275,222
Interest from amortization of debt costs	—	13,270
Loss on disposal of property and equipment	11,876	218
Stock based compensation	174,588	138,075
Provision for doubtful accounts receivable	(289)	(13,784)
Change in fair value of warrant liability	687,065	(480,826)
Deferred rent	72,546	(42,269)
Changes in operating assets and liabilities:
Trade accounts receivables	40,438	74,960
Other receivables	64,048	1,760
Inventories	(331,414)	(84,580)
Prepaid expenses and other assets	(137,279)	(39,338)
Accounts payable and accrued liabilities	(232,585)	199,679
Deferred revenue	—	3,500
Net cash provided by (used in) operating activities	1,046,036	(391,950)
Cash flows from investing activities
Purchase of property and equipment	(596,072)	(395,766)
Proceeds from sale of equipment	5,916	—
Net cash used in investing activities	(590,156)	(395,766)
Cash flows from financing activities
Proceeds from exercise of stock options	2,808	—
Proceeds from sale of common stock from employee stock purchase plan	8,228	13,229
Proceeds from exercise of warrants, net of costs	27,632	—
Net payments on loan payable	(32,216)	307,810
Payments on capital lease obligations	(62,764)	(3,398)
Net cash provided by (used in) financing activities	(56,312)	317,641
Effect of exchange rate on cash and cash equivalents	459,565	68,099
Change in cash and cash equivalents	859,133	(401,976)
Cash and cash equivalents, beginning of period	1,643,920	1,197,080
Cash and cash equivalents, end of period	$2,503,053	$795,104
Supplemental disclosure of cash flow information:
Interest paid in cash	$21,813	$10,131
Income taxes paid	4,084	1,036
Supplemental disclosure of non-cash investing & financing activities:
Derecognition of liability associated with stock option grants	$143,125	—

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company”, “LightPath”, “we”, “us”, or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These consolidated financial statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

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

Our cash, cash equivalents totaled approximately $2.5 million at December 31, 2015. Of this amount, approximately 44% was held by our foreign subsidiaries in China. These foreign funds were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of December 31, 2015, we have retained earnings of approximately $2.2 million and we need to have approximately $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

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

Value added tax (“VAT”) is computed on the gross sales price on all sales of our products sold in the People’s Republic of China. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing or acquiring our finished products. We recorded a VAT receivable net of payments in the accompanying financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015.

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

Certain reclassifications of prior period amounts were made to reflect current classifications.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under the International Financial Reporting Standards. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), which clarifies ASU 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

3. Inventories

The components of inventories include the following:

	December 31, 2015	June 30, 2015

Raw materials	$1,533,483	$1,730,153
Work in process	1,075,728	919,444
Finished goods	1,046,991	812,643
Reserve for obsolescence	(299,815)	(280,863)
	$3,356,387	$3,181,377

The value of tooling in raw materials was approximately $0.99 million at December 31, 2015 and approximately $1.06 million at June 30, 2015.

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 30,	June 30,
	Life (Years)	2015	2015

Manufacturing equipment	5 - 10	$5,924,392	$5,796,913
Computer equipment and software	3 - 5	320,536	327,920
Furniture and fixtures	5	93,350	105,402
Leasehold improvements	5 - 7	1,227,344	1,711,018
Construction in progress		863,056	886,624
Total property and equipment		8,428,678	8,827,877

Less accumulated depreciation and amortization		4,088,091	4,552,325
Total property and equipment, net		$4,340,587	$4,275,552

5. Accounts Payable

The accounts payable balance as of December 31, 2015 and June 30, 2015 includes approximately $69,250 and $56,500, respectively, which represents earned but unpaid board of directors’ fees.

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

The 2014 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $846 and $1,356 for the six months ended December 31, 2015 and 2014, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 Plan.

These plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award Shares	at December 31,	at December 31,
Equity Compensation Arrangement	Authorized	2015	2015
Amended and Restated Omnibus Incentive Plan	3,915,625	2,144,432	1,131,903
Employee Stock Purchase Plan	400,000	—	395,298

	4,315,625	2,144,432	1,527,201

Grant Date Fair Values and Underlying Assumptions; Contractual Terms— We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The ESPP or the 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the six month periods ended December 31, 2015 and 2014, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six months ended	Six month ended
	December 31, 2015	December 31, 2014
Expected volatility	68% - 103%	103%
Weighted average expected volatility	68% - 103%	103%
Dividend yields	0%	0%
Risk-free interest rate	0.37% - 1.49%	1.77%
Expected term, in years	4.29 - 7.50	7.50

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the six months ended December 31, 2015 and 2014. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards—A summary of the activity for share-based compensation awards in the six months ended December 31, 2015 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2015	722,483	$2.08	5.3	1,075,300	0.9

Granted	150,592	$1.48	9.8	236,495	2.8
Exercised	(2,700)	$1.05	3.0	—	—
Cancelled/Forfeited	(37,738)	$2.76	—	—	—

December 31, 2015	832,637	$1.95	5.9	1,311,795	1.1

Awards exercisable/
vested as of
December 31, 2015	643,637	$2.13	5.2	803,526	—

Awards unexercisable/
unvested as of
December 31, 2015	189,000	$1.33	8.6	508,269	1.1
	832,637			1,311,795

The total intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014 was $590,174 and $208, respectively.

The total intrinsic value of RSUs exercised during the six months ended December 31, 2015 and 2014 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2015 and 2014 was $2,273,979 and $550,155, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2015 and 2014 was $183,101 and $156,660, respectively.

The total fair value of option shares vested during the six months ended December 31, 2015 and 2014 was $223,229 and $65,500, respectively.

As of December 31, 2015, there was $664,681 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Six months ended June 30, 2016	$24,168	$149,896	$174,064

Year ended June 30, 2017	41,429	237,187	278,616

Year ended June 30, 2018	27,661	141,580	169,241

Year ended June 30, 2019	11,923	29,153	41,076

Year ended June 30, 2020	1,684	—	1,684
	$106,865	$557,816	$664,681

Restricted stock unit awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of December 31, 2015 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2015	224,500	403,870	628,370	$1.23
Granted	150,592	236,495	387,087	$1.39
Vested	(186,092)	(132,096)	(318,188)	$1.28
Cancelled/Forfeited	—	—	—	—
December 31, 2015	189,000	508,269	697,269	$1.30

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the six months ended December 31, 2015 and 2014 included in the consolidated statements of comprehensive income (loss):

	(Unaudited)	(Unaudited)
	Six months ended	Six months ended
	December 31,	December 31,
	2015	2014

Stock options	$25,041	$27,106
RSU	149,546	110,969
Total	$174,587	$138,075

The amounts above were included in:
General & administrative	$173,662	133,042
Cost of sales	158	—
New product development	767	5,033
	$174,587	138,075

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $21,000 for the six months ended December 31, 2015 and a loss of approximately $800 for the six months ended December 31, 2014. As of December 31, 2015, we had approximately $9,186,000 in assets and $8,159,000 in net assets located in China. As of June 30, 2015, we had approximately $8,862,000 in assets and $7,305,000 in net assets located in China.

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

The fair value of the outstanding June 2012 Warrants was re-measured on December 31, 2015 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until warrant exercise or expiration. The change in fair value of the June 2012 Warrants is recorded in the statement of comprehensive income (loss) and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	December 31, 2015
Equivalent volatility	84.36%
Equivalent interest rate	0.56%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < strike price	39.80%
Fair value of call	$1.5700
Probability of fundamental transaction occuring	5%

All warrants issued by us, other than the above noted June 2012 Warrants, are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of approximately $1.88 million and $1.20 million at December 31, 2015 and June 30, 2015, respectively.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis for the six months ended December 31, 2015:

December 31, 2015
Warrant Liability
Fair value, June 30, 2015	$1,195,470
Exercise of common stock warrants	—
Change in fair value of warrant liability	687,065
Fair value, December 31, 2015	$1,882,535

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

	(unaudited)
	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Net income (loss)	$(535,583)	$141,213	$307,390	$(437,837)

Weighted average common shares outstanding:
Basic	15,250,146	14,305,985	15,244,747	14,297,807

Effect of dilutive securities:
Options to purchase common stock	—	27,952	53,491	—
Restricted stock units	—	1,075,300	899,856	—
Common stock warrants	—	10,688	396,665	—
Diluted	15,250,146	15,419,925	16,594,759	14,297,807

Earnings (Loss) per common share:
Basic	$(0.04)	$0.01	$0.02	$(0.03)
Diluted	$(0.04)	$0.01	$0.02	$(0.03)

Excluded from computation:
Options to purchase common stock	803,348	696,206	707,889	724,158
Restricted stock units	1,239,821	—	257,701	1,075,300
Common stock warrants	1,438,415	2,116,542	1,095,044	2,127,230
	3,481,584	2,812,748	2,060,634	3,926,688

10.    Lease Commitments

We have operating leases for office space. At December 31, 2015, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expands our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the sixth lease amendment.

We received $420,014 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $30,362 as of December 31, 2015. The deferred rent is being amortized as a credit to lease expense over the term of the lease.

At December 31, 2015, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”). The Shanghai Lease commenced in October 2015 and expires October 2017.

At December 31, 2015, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2014 and 2015, we entered into four capital lease agreements, with three to five year terms, for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $547,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $133,000 as of December 31, 2015. Amortization related to capital lease assets is included in depreciation expense.

Rent expense totaled $296,338 and $239,774 during the six months ended December 31, 2015 and 2014, respectively.

The approximate future minimum lease payments under capital and operating leases at December 31, 2015 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease

2016	$84,661	$178,000
2017	169,322	380,000
2018	167,335	378,000
2019	39,000	371,000
2020	6,825	357,000
2021 and beyond	—	676,000
Total minimum payments	467,143	$2,340,000

Less imputed interest	(53,193)

Present value of minimum lease payments included in capital lease obligations	413,950
Less current portion	166,454
Non-current portion	$247,496

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

On December 23, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Amended LSA”) with Avidbank for an invoice-based working capital revolving line of credit (the “Invoiced Based Line”). The Amended LSA amends and restates that certain LSA between us and Avidbank dated September 30, 2013. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. On December 23, 2015, we executed the First Amendment to the Amended LSA to extend the term of the Amended LSA to December 23, 2016.

Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. As of December 31, 2015, the principal outstanding on the Invoiced Based Line was $0.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.50% at December 31, 2015). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

13. Technology Transfer and License Agreement

On April 28, 2015, we entered into a Technology Transfer and License Agreement (“License Agreement”) with one of our specialty products customers (the “Customer”) regarding the granting of an irrevocable license of certain technology, to be used by the Customer to manufacture specific fiber collimator assemblies used by the Customer. We have agreed to provide process work instructions, training, inventory and access to intellectual property specifically related to the manufacturing process of that Customer’s fiber collimator assemblies. Pursuant to the License Agreement, the Customer paid to us an aggregate of $200,000 in fees, in consideration of our disclosure of the technology and the granting of a license to the Customer to use the technology to manufacture such fiber collimator assemblies. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. Costs associated with the License Agreement are estimated to be approximately $33,000. The License Agreement has been recognized into revenue over the training period. Revenue of approximately $71,000, which includes the amortization of the license fee, was included in product sales on the accompanying consolidated statement of comprehensive income (loss) for the six months ended December 31, 2015. The remaining $5,000 for the license fee will be recognized as revenue during the second half of fiscal 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the non-GAAP term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

Our 12-month backlog at December 31, 2015 was approximately $6.42 million compared to $6.49 million as of June 30, 2015. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2015	$5,592	31%	5%
Q3 2015	$6,153	44%	10%
Q4 2015	$6,493	52%	6%
Q1 2016	$5,064	-22%	-22%
Q2 2016	$6,424	-1%	27%

Our order intake softened in the first quarter of fiscal 2016 due to the delay and certain requirement changes for some larger projects we quoted within our specialty products group. We booked $5.1 million in new orders during the second quarter of fiscal 2016 with many orders derived from the medical and telecommunication sectors.

We have diversified our business by developing new applications for our products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights and green lasers. Examples of these new applications include: 2D scanning, fiber laser delivery systems, disposable medical instruments, and infrared sensor applications. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2016.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three and six month periods ended December 31, 2015 and 2014:

		(unaudited)			(unaudited)
		Three months ended			Six months ended		Year
		December 31,		QTR%	December 31,		to-Date
		2015	2014	Change	2015	2014	% Change
Revenue	LVPMO	1,636,077	1,891,457	-14%	3,508,274	3,256,745	8%
	HVPMO	836,976	560,421	49%	1,644,109	1,116,902	47%
	Infrared Products	344,997	318,295	8%	725,613	472,851	53%
	Speciality Products	1,223,031	524,410	133%	2,213,963	1,011,521	119%
	NRE	195,250	58,375	234%	334,702	98,247	241%
		4,236,331	3,352,958	26%	8,426,661	5,956,266	41%

Units	LVPMO	65,863	85,830	-23%	139,012	139,916	-1%
	HVPMO	337,845	343,947	-2%	746,597	679,648	10%
	Infrared Products	6,368	5,313	20%	11,205	7,907	42%
	Speciality Products	45,439	56,113	-19%	82,984	77,383	7%
	NRE	23	21	10%	42	64	-34%
		455,538	491,224	-7%	979,840	904,918	8%

Overall, our global diversification strategies have resulted in revenue increasing by 26% in the second quarter of fiscal 2016, as compared to the prior year period, with growth in revenue in our HVPMO, infrared and specialty products groups. Revenue of our LVPMO products were down 14% due to fewer orders by customers in the defense sector. For the first half of fiscal 2016, revenue increased by 41%, as compared to the prior year period, with growth in revenue in all of our product groups.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. Even though sales of HVPMO lens units decreased by 2% during the second quarter of fiscal 2016, as compared to the prior year period, the average selling price increased by 52%, which produced a 49% increase in HVPMO revenue during the second quarter of fiscal 2016, as compared to the prior year period. During the first half of fiscal 2016, sales of HVPMO lens units increased by 10% and the average selling price increased by 34%, as compared to the prior year period, which produced a 47% increase in HVPMO revenue during the first half of fiscal 2016, as compared to the prior year period. Historically, revenue from our HVPMO product group has been derived from the industrial tool market in China, which had experienced six years of declining growth.

Our unit shipment volume in LVPMO lenses decreased 23% in the second quarter of fiscal 2016, as compared to the same period of the prior fiscal year, which resulted in a decrease in revenue of 14% in the second quarter of fiscal 2016, compared to the same period of the prior fiscal year. This decline is attributed to a decline in sales to customers in the defense sector. For the first half of fiscal 2016, our unit shipment volume in LVPMO lenses decreased 1%, as compared to the same period of the prior fiscal year, but our average selling price increased 8%, which resulted in an increase in revenue of 8% in the first half of fiscal 2016, as compared to the same period of the prior fiscal year.

We also had growth in the infrared product group. Our infrared product revenue increased by 8% in the second quarter of fiscal 2016, as compared to the prior year period, and increased by 53% in the first half of fiscal 2016, as compared to the prior year period. The increases in revenue are primarily derived from sales to customers in the industrial market.

Sales in our NRE products group increased significantly by 234% in the second quarter of fiscal 2016, as compared to the prior year period, and by 241% in the first half of fiscal 2016, as compared to the prior year period, due to projects for customers in the infrared, medical device and industrial markets.

We are also pleased with the significant growth in the specialty product group. In the second quarter of fiscal 2016, our specialty product revenue increased by 133%, as compared to the prior year period. In the first half of fiscal 2016, our specialty product revenue increased by 119%, as compared to the prior year period. The increases in revenue are primarily derived from sales to customers in the industrial market for our collimators and assemblies. Approximately $347,000 of the increase in sales in the specialty group from the second quarter of the prior year and approximately $808,000 of the increase in sales in the specialty group from the first half of the prior year is due to fiber collimator assemblies sold to the Customer pursuant to the License Agreement.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended December 31, 2015 and 2014, our DCSI was 163 and 145 respectively, compared to an average DCSI of 165 for the year ended June 30, 2015. The increase in DCSI from the same period of the prior fiscal year is due to higher levels of finished inventory to support our 12-month backlog and our sales forecast, as well as higher revenues.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of day’s worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended December 31, 2015 and 2014, our DSO was 62 and 66, respectively. For the year ended June 30, 2015, our average DSO was 67. The increased revenue lowered the DSO days for the second quarter of fiscal 2016. During the second quarter of fiscal 2016, 45% of the revenue generated was shipped in the third month of the quarter. Revenues generated by shipments during the third month of a quarter are often not collected before the quarter ends, which can negatively impact our DSO. Also, international sales have a longer collection cycle. We monitor collection efforts to keep this key indicator as low as reasonably possible. For the past five quarters over 43% of our quarterly sales are shipped in the third month of each quarter. We strive to have a DSO no higher than 65.

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

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2015 compared to the three months ended December 31, 2014

Revenues:

For the quarter ended December 31, 2015, our total revenues increased 26% to $4.24 million, compared to $3.35 million for the quarter ended December 30, 2014. This increase was primarily attributable to a 133% increase in sales of our specialty products and a 234% increase in sales of NRE, of which 93% of the increase was due to infrared NRE projects.

Unit shipment volume in HVPMO lenses decreased by 2% in the second quarter of fiscal 2016 compared to the same period of the prior fiscal year. Historically, revenue from our HVPMO product group is derived from sales for the industrial tool market in China, which has been impacted by six years of a slowing Chinese economy, but is showing signs of improvement. We expect the HVPMO product group to continue its recovery in fiscal 2016 as the effects of the stimulus by the Chinese government to promote construction takes effect. We are also benefiting from strength in the telecommunications sector as the demand for bandwidth increases continues.

Our unit shipment volume of LVPMO lenses decreased 23% in the second quarter of fiscal 2016 compared to the same period of the prior fiscal year, which resulted in a decrease in revenue of 14% in the second quarter of fiscal 2016, compared to the same period in the prior year. This decline is primarily attributed to lower sales in the defense sector. Despite the decrease in sales, the average selling price increased by 13%, compared to the same period in the prior year.

Cost of Sales:

Our gross margin percentage in the second quarter of fiscal 2016 was 56% compared to 38% for the second quarter of fiscal 2015. The improvement in gross margin is primarily attributed to increased revenues with a favorable product mix resulting in higher sales prices, leverage of our sales volume against our manufacturing overhead costs, the realization of the full benefit of LPOIZ’s Zhenjiang facility lower cost structure and better yields for infrared products. Total manufacturing costs were approximately $1.88 million for the second quarter, a decrease of approximately $206,000 compared to the same period of the prior fiscal year. In the second quarter of fiscal 2015, we had increased wages due to the ramp up of infrared production and the overlapping of manufacturing workforces during the transition of production from LPOI’s facility to LPOIZ’s facility.

Selling, General and Administrative:

During the second quarter of fiscal 2016, selling, general and administrative (“SG&A”) costs were approximately $1.57 million, compared to $1.33 million in the second quarter of fiscal 2015, an increase of approximately $248,000. The increase was primarily due to (i) a $180,000 accrual for fiscal 2016 management bonuses given the strong performance so far this fiscal year and (ii) a $140,000 reclassification of wages from new product development as a result of the transition to a technical sales process, which we announced in February 2015 as part of our organizational optimization plan. These increases were partially offset by a decrease in professional service fees compared to the prior year period. We intend to maintain SG&A costs generally at current levels.

New Product Development:

New product development costs were approximately $168,000 in the second quarter of fiscal 2016, a decrease of $182,000 from the second quarter of fiscal 2015. This decrease was primarily due to a decrease in wages as a result of the reclassification to SG&A in connection with our transition to a technical sales process. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2016.

Other Income (Expense):

Interest expense was approximately $9,000 in the second quarter of fiscal 2016 as compared to $7,000 in the second quarter of fiscal 2015. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank and payments on capital leases.

In the second quarter of fiscal 2016, we recognized a non-cash expense of approximately $1.06 million related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $535,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other expense, net was approximately $78,000 in the second quarter of fiscal 2016 compared to income of approximately $19,000 in the second quarter of fiscal 2015. This was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net loss was approximately $536,000 or $0.04 basic and diluted loss per share during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015, in which we reported a net income of approximately $141,000 or $0.01 basic and diluted earnings per share. The approximately $677,000 decrease in net income resulted from an increase in non-cash expense in the change in the fair value of warrant liability for the June 2012 Warrants of approximately $1.59 million offset by an increase of $1.09 million in gross margin as a result of the increase in revenue over the prior period.

Weighted-average shares outstanding (basic) was 15,250,146 in the second quarter of fiscal 2016 compared to 14,305,985 in the second quarter of fiscal 2015. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the 2014 ESPP and our private placement in January 2015 with Pudong Investment.

Fiscal First Half: Six months ended December 31, 2015 compared to the six months ended December 31, 2014

Revenues:

For the six months ended December 31, 2015, our total revenues increased 41% to $8.43 million, compared to $5.96 million for the six months ended December 30, 2014. This increase was due to increases in sales across all of our product groups. Specifically we had a 241% increase in sales of our NRE products, a 119% increase in sales of our specialty products, a 53% increase in sales of our infrared products, and a 47% increase in sales of HVPMO and 8% in sales of LVPMO. Due to recent bookings and quoting trends, we expect increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2016.

Unit shipment volume in HVPMO lenses increased by 10% in the first half of fiscal 2016 compared to the same period of the prior fiscal year. Historically, revenue from our HVPMO product group is derived from sales for the industrial tool market in China, which has been impacted by six years of a slowing Chinese economy, but is showing signs of improvement. We expect the HVPMO product group to continue its recovery in fiscal 2016 as the effects of the stimulus by the Chinese government to promote construction takes effect. We are also benefiting from strength in the telecommunications sector as the demand for bandwidth increases continues.

Our unit shipment volume of LVPMO lenses decreased 1% in the first half of fiscal 2016 compared to the same period of the prior fiscal year, but the average selling price increased 8%, which resulted in an increase in revenue dollars of 8% in the first half of fiscal 2016, compared to the same period in the prior year. This increase in average selling price is primarily attributed to our entry into new applications in medical instruments and fiber laser delivery systems.

Cost of Sales:

Our gross margin percentage in the first half of fiscal 2016 was 55% compared to 38% for the first half of fiscal 2015. The improvement in gross margin is primarily attributed to favorable product mix resulting in higher sales prices, leverage of the sales volume against our manufacturing overhead costs, the realization of the full benefit of LPOIZ’s Zhenjiang facility and improved yields of our infrared products. Total manufacturing costs of approximately $3.82 million increased by approximately $107,000 in the first half of fiscal 2016 compared to the same period of the prior fiscal year. The increase was primarily due to direct costs attributable to the increased revenues. In the first half of fiscal 2015, we had increased wages due to the ramp up of infrared production and the overlapping of manufacturing workforces during the transition of production from LPOI’s facility to LPOIZ’s facility.

Selling, General and Administrative:

During the first half of fiscal 2016, SG&A costs were approximately $3.01 million, compared to $2.47 million in the first half of fiscal 2015, an increase of approximately $545,000. The increase was primarily due to a $360,000 accrual for fiscal 2016 management bonuses given the strong performance so far this fiscal year and a $331,000 reclassification of wages from new product development as a result of the transition to a technical sales process, which we announced in February 2015 as part of our organizational optimization plan. We intend to maintain SG&A costs generally at current levels.

New Product Development:

New product development costs were approximately $316,000 in the first half of fiscal 2016, a decrease of $377,000 from the first half of fiscal 2015. This decrease was primarily due to a decrease of $331,000 in wages due to the reclassification to SG&A in connection with our transition to a technical sales process and a decrease of $30,000 in travel costs, offset by an increase of $9,000 in materials for research and development projects. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2016.

Other Income (Expense):

Interest expense was approximately $22,000 in the first half of fiscal 2016 as compared to $23,000 in the first half of fiscal 2015. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank and payments on capital leases.

In the first half of fiscal 2016, we recognized a non-cash expense of approximately $687,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $481,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other expense, net was approximately $253,000 in the first half of fiscal 2016 compared to income of approximately $20,000 in the first half of fiscal 2015. This was primarily from the effects of foreign currency exchange transactions.

Net Income (Loss):

Net income was approximately $307,000 or $0.02 basic and diluted earnings per share during the first half of fiscal 2016, compared with the first half of fiscal 2015, in which we reported a net loss of approximately $438,000 or $0.03 basic and diluted loss per share. The approximately $745,000 increase in net income resulted from an increase in gross margin of approximately $2.36 million, offset by the change in the fair value of warrant liability of approximately $1.17 million and further reduced by an increase of approximately $273,000 in foreign exchange losses due to changes in the Chinese exchange rate.

Weighted-average shares outstanding (basic) was 15,244,747 in the first half of fiscal 2016 compared to 14,297,807 in the first half of fiscal 2015. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the 2014 ESPP and our private placement in January 2015 with Pudong Investment.

Liquidity and Capital Resources

At December 31, 2015, we had working capital of $6.99 million and total cash and cash equivalents of $2.50 million, of which $1.11 million of total cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of December 31, 2015, we have retained earnings of $2.2 million and we need to have $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, and if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs.

On December 23, 2014, we entered into the Amended LSA with Avidbank for the Invoice Based Line. Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. Our obligations under the Amended LSA are secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable.

On December 23, 2015, we executed the First Amendment to the Amended LSA to extend the term to December 23, 2016. Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The amount outstanding on the Amended LSA was $0 as of December 31, 2015. For additional information, see Note 11, Loan Payable, to the Notes to the Financial Statements to this Quarterly report on Form 10-Q.

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

Cash Flows – Financings:

Net cash used by financing activities was approximately $56,000 in the first half of fiscal 2016 compared to cash provided of approximately $318,000 in the first half of fiscal 2015, a decrease of approximately $374,000. The decrease was primarily attributed to payments made under the Amended LSA.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $1.05 million for the six months ended December 31, 2015, an increase of approximately $1.44 million as compared to the first half of fiscal 2015. Our fiscal 2016 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures. For example, we expect lower operating costs as a result of moving the majority of our manufacturing operations to LPOIZ’s Zhenjiang facility, and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in house rather than out-sourcing this service.

During the first half of fiscal 2016, we expended approximately $596,000 for capital equipment as compared to $396,000 during the first half of fiscal 2015. The majority of our capital expenditures during fiscal 2016 and fiscal 2015 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our new facility in Zhenjiang.  We anticipate an increase in capital expenditures during fiscal 2016; however, the total amount expended will depend on opportunities and circumstances.

License Agreement:

On April 28, 2015, we entered into a License Agreement with the Customer, whereby we granted an irrevocable license of certain technology to be used by the Customer to manufacture fiber collimator assemblies. We will provide process work instructions, training and inventory. Pursuant to the License Agreement, we received $200,000 in fees in consideration of our disclosure of the technology and the grant of a license to the Customer to use the technology to manufacture specific fiber collimator assemblies used by the Customer. The license fees were paid in two installments. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. The transaction will be accounted for under the guidance of ASC 605-10, Revenue Recognition and was recognized over the ninety-day training period which was completed in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. We recognized approximately $124,000 of revenue in fiscal 2015 and $71,000 in the first half of fiscal 2016, with expenses of $18,000 in fiscal 2015 and $11,000 in the first half of fiscal 2016. The costs associated with this License Agreement are estimated to be approximately $33,000.

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

Adjusted Net Income (Loss):

We calculate adjusted net income (loss) by excluding the change in the fair value of the June 2012 Warrants from net income (loss). The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted net income (loss) to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income (loss) may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income (loss) to net income (loss) for the three and six months ended December 31, 2015 and 2014:

	Three months ended:		Six months ended:
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net income (loss)	$(535,583)	$141,213	$307,390	$(437,837)
Change in fair value of warrant liability	1,055,179	(534,784)	687,065	(480,826)
Adjusted net income (loss)	$519,596	$(393,571)	$994,455	$(918,663)

Our adjusted net income for the three months ended December 31, 2015 was approximately $520,000, as compared to adjusted net loss of approximately $394,000 for the three months ended December 31, 2014. The difference in adjusted net income (loss) between the periods was principally caused by net loss being recognized in the second quarter of fiscal 2016 versus a net income in the second quarter of fiscal 2015 and higher non-cash expense related to the change in the fair value of our warranty liability with respect to the June 2012 Warrants during the second quarter of fiscal 2016.

Our adjusted net income for the six months ended December 31, 2015 was approximately $994,000, as compared to adjusted net loss of approximately $919,000 for the six months ended December 31, 2014. The difference in adjusted net income (loss) between the periods was principally caused by net income being recognized in the first half of fiscal 2016 versus net loss in the first half of 2015 and higher non-cash expense related to the change in the fair value of our warranty liability with respect to the June 2012 Warrants during the first half of fiscal 2016.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income (loss) for the three and six months ended December 31, 2015 and 2014:

	Three months ended:		Six months ended:
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income (loss)	$(535,583)	$141,213	$307,390	$(437,837)
Depreciation and amortization	208,450	145,899	389,652	275,222
Interest expense	8,942	7,387	21,813	23,401
EBITDA	$(318,191)	$294,499	$718,855	$(139,214)
Change in fair value of warrant liability	1,055,179	(534,784)	687,065	(480,826)
Adjusted EBITDA	$736,988	$(240,285)	$1,405,920	$(620,040)

Our adjusted EBITDA for the three months ended December 31, 2015 was approximately $737,000, compared to approximately ($240,000) for the three months ended December 31, 2014. The difference in adjusted EBITDA between the periods was principally caused by a higher net loss recognized in the three months ended December 31, 2015, offset by lower non-cash income related to the change in fair value of our warrant liability with respect to the June 2012 Warrants during the three months ended December 31, 2015.

Our adjusted EBITDA for the six months ended December 31, 2015 was approximately $1.41 million, compared to approximately ($620,000) for the six months ended December 31, 2014. The difference in adjusted EBITDA between the periods was principally caused by a higher net income recognized in the six months ended December 31, 2015, offset by lower non-cash income related to the change in fair value of our warrant liability with respect to the June 2012 Warrants during the six months ended December 31, 2015.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Mine Safety Disclosures
None
Item 5.	Other Information
None.

Item 6.	Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5
3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Amended and Restated Bylaws of Registrant	1

10.1	First Amendment to the Amended and Restated Loan and Security Agreement dated as of December 23, 2015 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

LIGHTPATH TECHNOLOGIES, INC.

Date:	February 4, 2016	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	February 4, 2016	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

