Form 10-Q
period 2016-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2016-05-05
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

15,590,945 shares of common stock, Class A, $.01 par value, outstanding as of May 2, 2016

 LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	(unaudited)
	March 31,	June 30,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$2,862,586	$1,643,920
Trade accounts receivable, net of allowance of $4,494 and $6,282	3,028,946	3,048,754
Inventories, net	3,673,988	3,181,377
Other receivables	207,764	253,880
Prepaid expenses and other assets	481,678	244,075
Total current assets	10,254,962	8,372,006

Property and equipment, net	4,284,591	4,275,552
Other assets	66,964	66,964
Total assets	$14,606,517	$12,714,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$908,202	$1,551,885
Accrued liabilities	321,958	84,039
Accrued payroll and benefits	1,264,720	842,506
Loan payable, current portion	—	51,585
Capital lease obligation, current portion	166,454	166,454
Total current liabilities	2,661,334	2,696,469

Capital lease obligation, less current portion	213,542	310,260
Deferred rent	555,832	512,679
Warrant liability	690,150	1,195,470
Total liabilities	4,120,858	4,714,878

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
5,000,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
40,000,000 shares authorized; 15,590,945 and 15,235,073
shares issued and outstanding, respectively	155,909	152,351
Additional paid-in capital	214,575,078	213,222,950
Accumulated other comprehensive income	97,861	50,680
Accumulated deficit	(204,343,189)	(205,426,337)
Total stockholders’ equity	10,485,659	7,999,644
Total liabilities and stockholders’ equity	$14,606,517	$12,714,522

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

Unaudited

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Sales, net	$4,111,973	$3,198,754	$12,538,634	$9,155,021
Cost of sales	1,887,146	1,597,725	5,702,239	5,306,169
Gross margin	2,224,827	1,601,029	6,836,395	3,848,852
Operating expenses:
Selling, general and administrative	1,812,205	1,144,823	4,822,118	3,613,080
New product development	164,990	249,086	481,403	942,945
Loss on disposal of property and equipment	34,189	—	46,065	218
Total costs and expenses	2,011,384	1,393,909	5,349,586	4,556,243
Operating income (loss)	213,443	207,120	1,486,809	(707,391)
Other income (expense):
Interest expense	(8,287)	(2,931)	(30,100)	(13,062)
Interest expense - debt costs	—	—	—	(13,270)
Change in fair value of warrant liability	661,854	(105,518)	(25,211)	375,308
Other income (expense), net	35,718	(8,080)	(217,296)	12,205
Total other income (expense), net	689,285	(116,529)	(272,607)	361,181
Net income (loss) before income taxes	902,728	90,591	1,214,202	(346,210)
Income taxes	126,970	800	131,054	1,836
Net income (loss)	$775,758	$89,791	$1,083,148	$(348,046)
Earnngs (loss) per common share (basic)	$0.05	$0.01	$0.07	$(0.02)
Number of shares used in per share calculation (basic)	15,530,574	15,028,231	15,339,337	14,537,727
Earnings (loss) per common share (diluted)	$0.04	$0.01	$0.06	$(0.02)
Number of shares used in per share calculation(diluted)	17,404,152	15,713,892	16,843,880	14,537,727
Foreign currency translation adjustment	26,258	(882)	47,181	(1,695)
Comprehensive income (loss)	$802,016	$88,909	$1,130,329	$(349,741)

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders' Equity

Nine months ended March 31, 2016

Unaudited

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2015	15,235,073	$152,351	$213,222,950	$50,680	$(205,426,337)	$7,999,644
Issuance of common stock for:
Exercise of warrants	313,081	3,130	388,221	—	—	391,351
Employee Stock Purchase Plan	9,906	99	22,804	—	—	22,903
Exercise of RSU or options	6,077	61	6,369	—	—	6,430
Cashless exercise of warrants	26,808	268	(536)	—	—	(268)
Reclassification of warrant liability upon exercise	—	—	530,531	—	—	530,531
Stock based compensation on stock options & RSU	—	—	404,739	—	—	404,739
Foreign currency translation adjustment	—	—	—	47,181	—	47,181
Net income	—	—	—	—	1,083,148	1,083,148
Balances at March 31, 2016	15,590,945	$155,909	$214,575,078	$97,861	$(204,343,189)	$10,485,659

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$1,083,148	$(348,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	609,029	392,088
Interest from amortization of debt costs	—	13,270
Loss on disposal of property and equipment	46,065	218
Stock based compensation	261,615	211,516
Provision for doubtful accounts receivable	(289)	(13,784)
Change in fair value of warrant liability	25,211	(375,308)
Deferred rent	43,153	(19,362)
Changes in operating assets and liabilities:
Trade accounts receivables	(133,884)	54,509
Other receivables	42,947	(34,396)
Inventories	(657,596)	(212,561)
Prepaid expenses and other assets	(241,450)	(80,279)
Accounts payable and accrued liabilities	157,877	(252,959)
Net cash provided by (used in) operating activities	1,235,826	(665,094)
Cash flows from investing activities
Purchase of property and equipment	(755,800)	(515,897)
Proceeds from sale of equipment	5,916	—
Net cash used in investing activities	(749,884)	(515,897)
Cash flows from financing activities
Proceeds from exercise of stock options	6,430	—
Proceeds from sale of common stock, net of costs	—	1,122,054
Proceeds from sale of common stock from employee stock purchase plan	22,903	13,229
Proceeds from exercise of warrants, net of costs	391,082	—
Net payments on loan payable	(51,585)	(165,057)
Payments on capital lease obligations	(96,718)	(16,566)
Net cash provided by financing activities	272,112	953,660
Effect of exchange rate on cash and cash equivalents	460,612	90,362
Change in cash and cash equivalents	1,218,666	(136,969)
Cash and cash equivalents, beginning of period	1,643,920	1,197,080
Cash and cash equivalents, end of period	$2,862,586	$1,060,111
Supplemental disclosure of cash flow information:
Interest paid in cash	$30,101	$13,062
Income taxes paid	$2,056	$1,836
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$—	$523,660
Derecognition of liability associated with stock option grants	$143,125	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company,” “LightPath,” “we,” “us,” or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

History:

We were incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, formed in 1985. We completed our initial public offering (“IPO”) during fiscal 1996. On April 14, 2000, we acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, we acquired Geltech, Inc. (“Geltech”). In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China.

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

Our cash and cash equivalents totaled approximately $2.9 million at March 31, 2016. Of this amount, approximately 45% was held by our foreign subsidiaries in China. These foreign funds were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of March 31, 2016, we have retained earnings of approximately $2.2 million and we need to have approximately $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

Revenue is recognized from product sales when products are shipped to the customer, provided that we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short-term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue. Revenue recognized from equipment leasing is recognized over the lease term based on straight-lining of total lease payments.

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

Fair value of financial instruments. We account for financial instruments in accordance with ASC 820, which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016.

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

We do not have any other financial or non-financial instruments that would be characterized as Level 2 or Level 3.

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

Recent accounting pronouncements. There are new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on our financial position or operating results.

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under the International Financial Reporting Standards. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), which clarifies ASU 2015-03 by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We are evaluating the impact of this new standard on our financial position, results of operations, cash flows and related disclosures.

3. Inventories

The components of inventories include the following:

	March 31, 2016	June 30, 2015
Raw materials	$1,739,724	$1,730,153
Work in process	1,263,004	919,444
Finished goods	991,075	812,643
Reserve for obsolescence	(319,815)	(280,863)
	$3,673,988	$3,181,377

The value of tooling in raw materials was approximately $1.13 million at March 31, 2016 and approximately $1.06 million at June 30, 2015.

4. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Life (Years)	2016	2015
Manufacturing equipment	5 - 10	$6,586,913	$5,796,913
Computer equipment and software	3 - 5	323,838	327,920
Furniture and fixtures	5	93,506	105,402
Leasehold improvements	5 - 7	1,233,501	1,711,018
Construction in progress		562,062	886,624
Total property and equipment		8,799,820	8,827,877

Less accumulated depreciation and amortization		4,515,229	4,552,325
Total property and equipment, net		$4,284,591	$4,275,552

5. Accounts Payable

The accounts payable balance as of March 31, 2016 and June 30, 2015 includes approximately $69,250 and $56,500, respectively, which represents earned but unpaid board of directors’ fees.

6. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements — The Plan includes several available forms of stock compensation of which incentive stock options and restricted stock awards have been granted to date.

The 2004 Employee Stock Purchase Plan (“ESPP”) expired on December 6, 2014, and was replaced by the LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”), which was adopted by our board of directors on October 30, 2014 and approved by our stockholders on January 29, 2015.

The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $2,303 and $1,356 for the nine months ended March 31, 2016 and 2015, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 Plan.

These plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at March 31,	at March 31,
Equity Compensation Arrangement		2016	2016
Amended and Restated Omnibus Incentive Plan	3,915,625	2,126,055	1,144,429
Employee Stock Purchase Plan	400,000	—	390,094

	4,315,625	2,126,055	1,534,523

Grant Date Fair Values and Underlying Assumptions; Contractual Terms — We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The ESPP or the 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the nine month periods ended March 31, 2016 and 2015, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine months ended	Nine month ended
	March 31, 2016	March 31, 2015
Expected volatility	68% - 103%	118%
Weighted average expected volatility	68% - 103%	118%
Dividend yields	0%	0%
Risk-free interest rate	0.37% - 1.49%	1.76%
Expected term, in years	4.29 - 7.50	7.50

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit (“RSU”) grants with both performance and service conditions were 20% for each of the nine months ended March 31, 2016 and 2015. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards — A summary of the activity for share-based compensation awards in the nine months ended March 31, 2016 is presented below:

				Restricted
		Stock Options		Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2015	722,483	$2.08	5.3	1,075,300	0.9

Granted	150,592	$1.48	9.6	236,495	2.6
Exercised	(6,077)	$1.07	3.3	—	—
Cancelled/Forfeited	(52,738)	$3.26	—	—	—

March 31, 2016	814,260	$1.90	5.8	1,311,795	1.0

Awards exercisable/
vested as of
March 31, 2016	637,010	$2.06	5.1	870,196	—

Awards unexercisable/
unvested as of
March 31, 2016	177,250	$1.34	8.3	441,599	1.0
	814,260			1,311,795

The total intrinsic value of options outstanding and exercisable at March 31, 2016 and 2015 was $250,348 and $1,198, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2016 and 2015 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2016 and 2015 was $1,757,796 and $658,673, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2016 and 2015 was $388,858 and $199,825, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2016 and 2015 was $37,415 and $8,908, respectively.

As of March 31, 2016, there was $577,653 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total
Three months ended June 30, 2016	$12,083	$74,953	$87,036

Year ended June 30, 2017	41,429	237,187	278,616

Year ended June 30, 2018	27,661	141,580	169,241

Year ended June 30, 2019	11,923	29,153	41,076

Year ended June 30, 2020	1,684	—	1,684
	$94,780	$482,873	$577,653

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of March 31, 2016 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2015	224,500	403,870	628,370	$1.10
Granted	150,592	236,495	387,087	$1.39
Vested	(197,842)	(198,766)	(396,608)	$1.20
Cancelled/Forfeited	—	—	—	—
March 31, 2016	177,250	441,599	618,849	$1.35

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the nine months ended March 31, 2016 and 2015 included in the consolidated statements of comprehensive income (loss):

	(Unaudited)	(Unaudited)
	Nine months ended	Nine months ended
	March 31,	March 31,
	2016	2015
Stock options	$37,125	$40,343
RSU	224,489	171,172
Total	$261,614	$211,515

The amounts above were included in:
Selling, general & administrative	$260,449	$203,214
Cost of sales	238	79
New product development	927	8,222
	$261,614	$211,515

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $47,000 for the nine months ended March 31, 2016 and a loss of approximately $1,700 for the nine months ended March 31, 2015. As of March 31, 2016, we had approximately $10,381,000 in assets and $9,200,000 in net assets located in China. As of June 30, 2015, we had approximately $8,862,000 in assets and $7,305,000 in net assets located in China.

8. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase 1,457,892 shares of our Class A common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 (“June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years, which began on December 11, 2012. We accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

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

Certain of the June 2012 Warrants were exercised during the third quarter of fiscal 2016, resulting in a re-measurement of their fair value, and recognition of the fair value change, at the date of exercise. The remaining June 2012 Warrants outstanding will continue to be re-measured at each subsequent financial reporting period until the warrants are exercised or expire. The change in fair value of the June 2012 Warrants was recorded in the consolidated statement of comprehensive income (loss) and was estimated during the quarter using the following assumptions under a Lattice option-pricing model:

	Exercise	Exercise	Exercise	Exercise
Inputs into Lattice model for warrants:	1/5/16	1/8/16	1/14/16	1/25/16	3/31/16
Equivalent volatility	82.23%	81.02%	79.81%	78.01%	75.85%
Equivalent interest rate	0.91%	0.83%	0.78%	0.73%	0.62%
Floor	$1.1500	$1.1500	$1.1500	$1.1500	$1.1500
Greater of estimated stock price or floor	$1.1500	$1.1500	$1.1500	$1.1500	$1.1500
Probability price < strike price	55.70%	55.70%	55.60%	55.50%	54.10%
Fair value of call	$1.9400	$1.5500	$1.8100	$1.8900	$0.7600
Probability of fundamental transaction occuring	5%	5%	5%	5%	5%

All warrants issued by us, other than the above noted June 2012 Warrants, are classified as equity.

The warrant liabilities are considered recurring Level 3 financial instruments, with a fair value of approximately $690,000 and $1.20 million at March 31, 2016 and June 30, 2015, respectively.

The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the nine months ended March 31, 2016:

March 31, 2016
Warrant Liability
Fair value, June 30, 2015	$1,195,470
Exercise of common stock warrants	(530,531)
Change in fair value of warrant liability	25,211
Fair value, March 31, 2016	$690,150

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

	(unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss)	$775,758	$89,791	$1,083,148	$(348,046)

Weighted average common shares outstanding:
Basic	15,530,574	15,028,231	15,339,337	14,537,727

Effect of dilutive securities:
Options to purchase common stock	193,488	1,429	73,737	—
Restricted stock units	1,102,129	679,755	935,041	—
Common stock warrants	577,961	4,477	495,765	—
Diluted	17,404,152	15,713,892	16,843,880	14,537,727

Earnings (Loss) per common share:
Basic	$0.05	$0.01	$0.07	$(0.02)
Diluted	$0.04	$0.01	$0.06	$(0.02)

Excluded from computation:
Options to purchase common stock	631,869	736,411	708,811	697,376
Restricted stock units	209,666	395,545	273,553	978,586
Common stock warrants	578,212	1,857,516	885,277	2,040,109
	1,419,747	2,989,472	1,867,641	3,716,071

10.   Lease Commitments

We have operating leases for office space. At March 31, 2016, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expanded our space to 25,847 square feet, including the space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the sixth amendment to the Orlando lease.

We received $420,014 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $45,544 as of March 31, 2016. The deferred rent is being amortized as a credit to lease expense over the term of the lease.

At March 31, 2016, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”). The Shanghai Lease commenced in October 2015 and expires October 2017.

At March 31, 2016, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2014 and 2015, we entered into four capital lease agreements, with terms ranging from three to five years, for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $547,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $167,000 as of March 31, 2016. Amortization related to capital lease assets is included in depreciation and amortization expense.

Rent expense totaled approximately $427,000 and $406,000 during the nine months ended March 31, 2016 and 2015, respectively.

The approximate future minimum lease payments under capital and operating leases at March 31, 2016 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease
2016	$42,331	$92,000
2017	169,322	380,000
2018	167,335	378,000
2019	39,000	371,000
2020	6,825	357,000
2021 and beyond	—	676,000
Total minimum payments	424,813	$2,254,000

Less imputed interest	(44,817)
Present value of minimum lease payments included in capital lease obligations	379,996
Less current portion	166,454
Non-current portion	$213,542

11. Loan Payable

On September 30, 2013, we entered into a Loan and Security Agreement (the “LSA”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank”). Pursuant to the LSA, Avidbank agreed to lend us under a revolving credit facility (the “Revolving Line”) an aggregate principal outstanding amount not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) an amount equal to eighty percent (80%) of eligible accounts, as determined by Avidbank in accordance with the LSA. We could have borrowed amounts under the Revolving Line at any time prior to December 30, 2014, at which time all outstanding amounts would have been immediately due and payable.

Pursuant to the LSA, Avidbank also agreed to make equipment advances to us, each in a minimum amount of $100,000, and in an aggregate principal amount not to exceed One Million Dollars ($1,000,000). Equipment advances during any particular three-month draw period were due and repayable in thirty-six (36) equal monthly payments. All amounts due under outstanding equipment advances made during any particular draw period were due on the tenth (10th) day following the end of such draw period, and in any event, no later than September 30, 2017.

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

Avidbank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. As of March 31, 2016, the principal outstanding on the Invoiced Based Line was $0.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.50% at March 31, 2016). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

13. Technology Transfer and License Agreement

On April 28, 2015, we entered into a Technology Transfer and License Agreement (“License Agreement”) with one of our specialty products customers (the “Customer”) regarding the granting of an irrevocable license of certain technology, to be used by the Customer to manufacture specific fiber collimator assemblies used by the Customer. We have agreed to provide process work instructions, training, inventory and access to intellectual property specifically related to the manufacturing process of that Customer’s fiber collimator assemblies. Pursuant to the License Agreement, the Customer paid to us an aggregate of $200,000 in fees, in consideration of our disclosure of the technology and the granting of a license to the Customer to use the technology to manufacture such fiber collimator assemblies. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. Costs associated with the License Agreement are estimated to be approximately $33,000. The license fees and sales generated as a result of the License Agreement have been recognized as revenue over the duration of the training period. Revenue of approximately $71,000, which includes the amortization of the license fee, was included in sales on the accompanying consolidated statement of comprehensive income (loss) for the nine months ended March 31, 2016. The remaining $5,000 for the license fee will be recognized as revenue during the last quarter of fiscal 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

We currently serve the following major markets: distribution and catalog, laser, industrial, instrumentation, telecommunications, and defense. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO lenses are typically used in industrial tools, especially in China. Our HVPMO and LVPMO lenses are also used in applications for the telecommunications market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and, the laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Currently, sales of our infrared products are primarily for customers in the industrial market that use thermal imaging cameras. Our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others. Within the larger overall markets, which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $800 million for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. Our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business.

How we operate:

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies”. This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

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

Our 12-month backlog at March 31, 2016 was approximately $6.97 million compared to $6.49 million as of June 30, 2015. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2015	$6,153	44%	10%
Q4 2015	$6,493	52%	6%
Q1 2016	$5,064	-22%	-22%
Q2 2016	$6,424	-1%	27%
Q3 2016	$6,969	7%	8%

Our order intake softened in the first quarter of fiscal 2016 due to the delay and certain requirement changes for some larger projects we quoted within our specialty products group, which negatively affected our 12-month backlog during the first quarter of 2016. However, our 12-month backlog has recovered in the subsequent two quarters with an uptick in order intakes, many of which were derived from the medical and telecommunications sectors. We booked approximately $5.1 million in new orders in the second quarter of fiscal 2016 and approximately $5.2 million in the third quarter of fiscal 2016.

We have diversified our business by developing new applications for our products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights, medical instruments and green lasers. Examples of these new applications include: 2D scanning, fiber laser delivery systems, disposable medical instruments, and infrared sensor applications. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2016.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three and nine month periods ended March 31, 2016 and 2015:

		(unaudited)			(unaudited)
		Three months ended			Nine months ended
		March 31,		QTR %	March 31,		Year-to-date
		2016	2015	Change	2016	2015	% Change
Revenue	LVPMO	1,786,187	1,545,555	16%	5,255,641	4,802,301	9%
	HVPMO	923,896	564,969	64%	2,607,496	1,681,871	55%
	Infrared Products	386,959	303,510	27%	1,111,901	776,361	43%
	Speciality Products	838,984	758,720	11%	3,052,947	1,770,241	72%
	NRE	175,947	26,000	577%	510,649	124,247	311%
	Total sales, net	4,111,973	3,198,754	29%	12,538,634	9,155,022	37%

Units	LVPMO	79,075	61,221	29%	218,087	201,335	8%
	HVPMO	312,657	233,661	34%	1,059,849	913,309	16%
	Infrared Products	8,539	5,628	52%	19,744	13,535	46%
	Speciality Products	10,027	49,327	-80%	93,011	126,710	-27%
	NRE	412	2	20500%	454	66	588%
		410,710	349,839	17%	1,391,145	1,254,955	11%

Overall, our global diversification strategies have resulted in revenue increasing by 29% in the third quarter of fiscal 2016, as compared to the prior year period, and by 27% in the first nine months of fiscal 2016, as compared to the prior year period, with growth in revenue in all of our products groups.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. During the third quarter of fiscal 2016, sales of HVPMO lens units increased by 34%, and the average selling price increased by 22%, both as compared to the prior period, which produced a 64% increase in HVPMO revenue as compared to the prior year period. During the first nine months of fiscal 2016, sales of HVPMO lens units increased by 16% and the average selling price increased by 32%, both as compared to the prior year period, which produced a 53% increase in HVPMO revenue during the first nine months of fiscal 2016, as compared to the prior year period, with growth in sales to our distributors and to customers in the telecommunications sector. Historically, revenue from our HVPMO product group has been derived from the industrial tool market in China, which had experienced six years of declining growth.

Our unit shipment volume in LVPMO lenses increased by 29% in the third quarter of fiscal 2016, as compared to the same period of the prior fiscal year, which resulted in a 16% increase in revenue in the third quarter of fiscal 2016, compared to the same period of the prior fiscal year. This increase is attributed to growth in sales to customers in the telecommunications, defense, industrial, and medical sectors. For the first nine months of fiscal 2016, our unit shipment volume in LVPMO lenses increased by 9%, and our average selling price increased 2%, both as compared to the same period of the prior fiscal year, which resulted in an increase in revenue of 53%, in the first nine months of fiscal 2016, as compared to the same period of the prior fiscal year.

We also had growth in the infrared product group. Our infrared product revenue increased by 27% in the third quarter of fiscal 2016, as compared to the prior year period, and increased by 43% in the first nine months of fiscal 2016, as compared to the prior year period. The increases in revenue are primarily derived from sales to customers in the industrial market.

Sales in our NRE products group increased significantly by 577% in the third quarter of fiscal 2016, as compared to the prior year period, and by 311% in the first nine months of fiscal 2016, as compared to the prior year period, due to projects for customers in the infrared, medical device and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

We are also pleased with the growth in revenues for the specialty product group. In the third quarter of fiscal 2016, our specialty product revenue increased by 11%, as compared to the prior year period. In the first nine months of fiscal 2016, our specialty product revenue increased by 72%, as compared to the prior year period. The increases in revenue are primarily derived from sales to customers in the industrial market for our collimators and assemblies. Approximately $272,000 of the specialty group sales from the third quarter of fiscal 2016, compared to $294,000 in the third quarter of fiscal 2015, and approximately $1,080,000 of the specialty group sales from the first nine months of fiscal 2016, compared to $430,000 for the first nine months of fiscal 2015, were due to fiber collimator assemblies sold to the Customer pursuant to the License Agreement.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended March 31, 2016 and 2015, our DCSI was 178 and 195 respectively, compared to an average DCSI of 165 for the year ended June 30, 2015.  The increase in DCSI from the previous fiscal year end is due to higher levels of finished inventory to support our 12-month backlog and our sales forecast, as well as an increase in revenues.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended March 31, 2016 and 2015, our DSO was 67. For the year ended June 30, 2015, our average DSO was 67. We strive to have a DSO no higher than 65.

Other Key Indicators:

Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost, and, therefore, improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures.”

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues:

For the quarter ended March 31, 2016, our total revenues increased by 29% to $4.11 million, compared to $3.20 million for the quarter ended March 31, 2015. This increase was primarily attributable to a 16% increase in sales of LVPMOs and an increase of 64% in sales of our HVPMOs.

Unit shipment volume in HVPMO lenses increased by 34% in the third quarter of fiscal 2016 as compared to the same period of the prior fiscal year, primarily as a result of the strength in the telecommunications sector as the demand for bandwidth continues. Historically, revenue from our HVPMO product group is derived from sales to the industrial tool market in China, which has been impacted by six years of a slowing Chinese economy, but is showing signs of improvement. We expect the Chinese industrial tool market to continue its recovery during the fourth quarter of fiscal 2016 as a result of the stimulus by the Chinese government to promote construction, which we believe will increase sales of our HVPMO lenses.

Our unit shipment volume of LVPMO lenses increased 29% in the third quarter of fiscal 2016 compared to the same period of the prior fiscal year, which resulted in an increase in revenue of 16% in the third quarter of fiscal 2016, compared to the same period in the prior year. This increase is attributed to growth in sales to customers in the telecommunications, defense, industrial, and medical sectors. The average selling price decreased by 10%, compared to the same period in the prior year.

Cost of Sales:

Our gross margin percentage in the third quarter of fiscal 2016 was 54% compared to 50% for the third quarter of fiscal 2015. The improvement in gross margin is primarily attributed to increased revenues with a favorable product mix resulting in higher sales prices, leverage of our sales volume against our manufacturing overhead costs, the realization of the full benefit of LPOIZ’s Zhenjiang facility lower cost structure and better yields for infrared products. Total manufacturing costs were approximately $1.89 million for the third quarter, an increase of approximately $289,000 as compared to the same period of the prior fiscal year.

Selling, General and Administrative:

During the third quarter of fiscal 2016, selling, general and administrative (“SG&A”) costs were approximately $1.81 million, compared to $1.14 million in the third quarter of fiscal 2015, an increase of approximately $667,000. The increase was primarily due to: (i) a $151,000 accrual for fiscal 2016 management bonuses given the strong performance during the first, second and third quarters of fiscal 2016, (ii) a $109,000 reclassification of wages from new product development as a result of the transition to a technical sales process, which we announced in February 2015 as part of our organizational optimization plan, (iii) a $100,000 payment for early termination of a sales agreement, (iv) a $67,000 increase for fees related to our annual stockholders’ meeting and related proxy solicitations, (v) a $66,000 increase in legal expenses relating to the annual meeting and other growth initiavives, (vi) a $60,000 increase in costs for trade shows and travel and (vii) a $114,000 increase in other expenses. We expect future SG&A costs to decrease slightly during the fourth quarter of fiscal 2016, and return to more normal levels.

New Product Development:

New product development costs were approximately $165,000 in the third quarter of fiscal 2016, a decrease of $84,000 as compared to the third quarter of fiscal 2015. This decrease was primarily due to a decrease in wages as a result of the reclassification to SG&A in connection with our transition to a technical sales process, offset by an increase in materials used for engineering projects. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2016.

Other Income (Expense):

Interest expense was approximately $8,000 in the third quarter of fiscal 2016 as compared to $3,000 in the third quarter of fiscal 2015. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank and payments on capital leases.

In the third quarter of fiscal 2016, we recognized non-cash income of approximately $662,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized expense of approximately $106,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other income, net was approximately $36,000 in the third quarter of fiscal 2016 compared to expense of approximately $8,000 in the third quarter of fiscal 2015. We had foreign exchange gains in the third quarter of fiscal 2016 due to the recent changes in the value of the Chinese yuan in the amount of approximately $34,000, which had no impact on basic and diluted earnings per share. This compares to a foreign exchange loss of $8,000 in the same period of the prior fiscal period.

Income taxes:

Income tax expense was approximately $127,000 in the third quarter of fiscal 2016, an increase of $126,000 from the third quarter of fiscal 2015. This increase was primarily attributable to income taxes associated with our Chinese operations. All previous Chinese tax operating loss carry forwards are now depleted, there are still substantial tax operating loss carry forwards remaining in the United States. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2016.

Net Income:

Net income was approximately $776,000, or $0.05 basic and $0.04 diluted earnings per share, during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015, in which we reported net income of approximately $90,000, or $0.01 basic and diluted earnings per share. The approximately $686,000 increase in net income in the third quarter of fiscal 2016, as compated to the prior year period, is as a result of an approximately $767,000 increase in non-cash expense in the change in the fair value of warrant liability for the June 2012 Warrants.

Weighted-average shares outstanding (basic) was 15,530,574 in the third quarter of fiscal 2016 compared to 15,028,231 in the third quarter of fiscal 2015. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of Class A common stock related to shares issued under the 2014 ESPP and exercises of stock options and warrants.

Fiscal First Nine Months: Nine months ended March 31, 2016 compared to the nine months ended March 31, 2015

Revenues:

For the nine months ended March 31, 2016, our total revenues increased by 37% to $12.54 million, compared to $9.16 million for the nine months ended March 31, 2015. This increase was due to increases in sales across all of our product groups. Specifically we had a 311% increase in sales of our NRE products, a 72% increase in sales of our specialty products, a 43% increase in sales of our infrared products, and a 53% increase in sales of HVPMO products and a 10% increase in sales of LVPMO products. Due to recent bookings and quoting trends, we expect increases in revenue for our LVPMOs, HVPMOs, specialty products and infrared products during the fourth quarter of fiscal 2016.

Unit shipment volume in HVPMO lenses increased by 16% in the first nine months of fiscal 2016 compared to the same period of the prior fiscal year due to the strength in the telecommunications sector as the demand for increased bandwidth continues. Historically, revenue from our HVPMO product group is derived from sales for the industrial tool market in China, which has been impacted by six years of a slowing Chinese economy, but is showing signs of improvement. We expect the Chinese industrial tool market to continue to recover during the remainder of fiscal 2016 as a result of the stimulus by the Chinese government to promote construction takes effect.

During the first nine months of fiscal 2016, our unit shipment volume of LVPMO lenses increased by 9%, and the average selling price increased by 2%, both as compared to the same period of the prior fiscal period, which resulted in a 10% increase in revenue as compared to the same period in the prior year. The increase in the average selling price of our LVPMO is primarily attributed to our entry into new applications in the medical instruments and fiber laser delivery systems markets.

Cost of Sales:

Our gross margin percentage in the first nine months of fiscal 2016 was 55% compared to 42% for the first nine months of fiscal 2015. The improvement in gross margin is primarily attributed to favorable product mix resulting in higher sales prices, leverage of the sales volume against our manufacturing overhead costs, the realization of the full benefit of LPOIZ’s Zhenjiang facility and improved yields of our infrared products. Total manufacturing costs of approximately $5.70 million increased by approximately $396,000 in the first nine months of fiscal 2016 compared to the same period of the prior fiscal year. The increase was primarily due to direct costs attributable to the increased revenues.

Selling, General and Administrative:

During the first nine months of fiscal 2016, SG&A costs were approximately $4.82 million, compared to $3.61 million in the first nine months of fiscal 2015, an increase of approximately $1.21 million. The increase was primarily due (i) a $491,000 accrual for fiscal 2016 management bonuses given the strong performance during the first, second and third quarters of fiscal 2016, (ii) a $394,000 reclassification of wages from new product development as a result of the transition to a technical sales process, which we announced in February 2015 as part of our organizational optimization plan, (iii) a $100,000 payment for early termination of a sales agreement, (iv) a $63,000 increase for fees related to our annual stockholders’ meeting and proxy solicitations, (v) a $57,000 increase in stock compensation expense and (vi) a $105,000 increase in other expenses.

New Product Development:

New product development costs were approximately $481,000 in the first nine months of fiscal 2016, a decrease of $462,000 from the first nine months of fiscal 2015. This decrease was primarily due to a decrease of $418,000 in wages due to the reclassification to SG&A in connection with our transition to a technical sales process, a decrease of $28,000 in travel costs and a decrease of $17,000 in outside services for research and development projects. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2016.

Other Income (Expense):

Interest expense was approximately $30,000 in the first nine months of fiscal 2016 as compared to $26,000 in the first nine months of fiscal 2015. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank and payments on capital leases.

In the first nine months of fiscal 2016, we recognized non-cash expense of approximately $25,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $375,000 in the same period last year. The fair value of the June 2012 Warrants outstanding will be re-measured each reporting period throughout the remaining contractual term of the warrants, or until exercised.

Other expense, net was approximately $217,000 in the first nine months of fiscal 2016 compared to income of approximately $12,000 in the first nine months of fiscal 2015. We were also impacted by foreign exchange losses in the first nine months of fiscal 2016 due to the recent de-valuing of the Chinese yuan in the amount of approximately $221,000, which had a ($0.01) impact on basic and diluted earnings per share. This compares to a foreign exchange loss of $2,000 in the same period of the prior fiscal period.

Income taxes:

Income tax expense was approximately $131,000 in the first nine months of fiscal 2016, an increase of $129,000 from the first nine months of fiscal 2015. This increase was primarily attributable to income taxes associated with our Chinese operations. All previous Chinese tax operating loss carry forwards are now depleted, there are still substantial tax operating loss carry forwards remaining in the United States. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2016.

Net Income (Loss):

Net income was approximately $1.08 million, or $0.07 basic and $0.06 diluted earnings per share, during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015, in which we reported a net loss of approximately $348,000, or $0.02 basic and diluted loss per share. The approximately $1.43 million increase in net income resulted from an increase in gross margin of approximately $2.99 million, offset by an approximately $793,000 increase in total costs and expenses, an approximately $401,000 expense recognized as a result of the change in the fair value of warrant liability and an increase of approximately $230,000 in foreign exchange losses due to changes in the Chinese exchange rate.

Weighted-average shares outstanding (basic) was 15,339,337 in the first nine months of fiscal 2016 compared to 14,537,727 in the first nine months of fiscal 2015. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of common stock related to shares issued under the 2014 ESPP, our private placement in January 2015 with Pudong Investment and shares issued with the exercise of stock options and warrants.

Liquidity and Capital Resources

At March 31, 2016, we had working capital of approximately $7.59 million and total cash and cash equivalents of approximately $2.86 million, of which approximately $1.28 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of March 31, 2016, we have retained earnings of $2.12 million and we need to have $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, and if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

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

On December 23, 2015, we executed the First Amendment to the Amended LSA to extend the term to December 23, 2016. Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The amount outstanding on the Amended LSA was $0 as of March 31, 2016. For additional information, see Note 11, Loan Payable, to the Notes to the Financial Statements to this quarterly report on Form 10-Q.

Management developed an operating plan for fiscal 2016 and believes we have adequate financial resources to achieve this plan and to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. The fiscal 2017 operating plan and related financial projections we have developed anticipate sales growth primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products. We also expect to be better positioned to accelerate our revenue growth and profitability as a result of our transition to a technical sales process that leverages the success of our existing demand-creation model. The technical sales process will further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We have also benefited from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

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

Cash Flows – Financings:

Net cash provided by financing activities was approximately $272,000 in the first nine months of fiscal 2016 compared to net cash provided of approximately $954,000 in the first nine months of fiscal 2015, a decrease of approximately $682,000. The decrease was primarily attributed to $1.12 million received from the sale of Class A common stock to Pudong Investment in the prior period, offset by $391,000 of proceeds for warrant exercises in the current period.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $1.24 million for the nine months ended March 31, 2016, an increase of approximately $1.90 million as compared to the first nine months of fiscal 2015. Our fiscal 20176 operating plan and related financial projections anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures. For example, we expect lower operating costs as a result of moving the majority of our manufacturing operations to LPOIZ’s Zhenjiang facility, and lower coating costs due to larger unit volumes and due to our ability to coat the lenses in house rather than out-sourcing this service. We are in the process of adding equipment at LPOIZ’s Zhenjiang facility in order to coat our infrared lenses in-house.

During the first nine months of fiscal 2016, we expended approximately $756,000 for capital equipment as compared to $516,000 during the first nine months of fiscal 2015. The majority of our capital expenditures during fiscal 2016 and fiscal 2015 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for LPOIZ’s new facility in Zhenjiang.  Overall, we anticipate an increase in capital expenditures during fiscal 2016; however, the total amount expended during the remainder of fiscal 2016 will depend on opportunities and circumstances.

License Agreement:

On April 28, 2015, we entered into a License Agreement with a Customer, whereby we granted an irrevocable license of certain technology to be used by a Customer to manufacture fiber collimator assemblies. We will provide process work instructions, training and inventory. Pursuant to the License Agreement, we received $200,000 in fees in consideration of our disclosure of the technology and the grant of a license to the customer to use the technology to manufacture specific fiber collimator assemblies used by the Customer. The license fees were paid in two installments. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. The transaction was accounted for under the guidance of ASC 605-10, Revenue Recognition and was recognized over the ninety-day training period which was completed in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies. We recognized approximately $124,000 of revenue in fiscal 2015 and $71,000 in the first nine months of fiscal 2016, with expenses of $18,000 in fiscal 2015 and $11,000 in the first nine months of fiscal 2016. The total costs associated with this License Agreement are estimated to be approximately $33,000.

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

Adjusted Net Income (Loss):

We calculate adjusted net income (loss) by excluding the change in the fair value of the June 2012 Warrants from net income (loss). The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted net income (loss) to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income (loss) may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income (loss) to net income (loss) for the three and nine months ended March 31, 2016 and 2015:

	Three months ended:		Nine months ended:
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income (loss)	$775,758	$89,791	$1,083,148	$(348,046)
Change in fair value of warrant liability	(661,854)	105,518	25,211	(375,308)
Adjusted net income (loss)	$113,904	$195,309	$1,108,359	$(723,354)

Our adjusted net income for the three months ended March 31, 2016 was approximately $114,000, as compared to adjusted net income of approximately $195,000 for the three months ended March 31, 2015. The difference in adjusted net income between the periods was principally caused by higher gross margin due to higher revenues offset by higher total costs and expenses being recognized in the third quarter of fiscal 2016 versus in the third quarter of fiscal 2015. We also recognized non-cash income as a result of the change in the fair value of the June 2012 Warrant liability during the third quarter of fiscal 2016, as compared to non-cash expense during the prior year period. The market value per share of common stock decreased by 29% during the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, which aided in the recognition of non-cash income as compared to non-cash expense recorded for the same period in fiscal 2015.

Our adjusted net income for the nine months ended March 31, 2016 was approximately $1.11 million, as compared to adjusted net loss of approximately $723,000 for the nine months ended March 31, 2015. The difference in adjusted net income (loss) between the periods was principally caused by net income being recognized in the first nine months of fiscal 2016 versus a net loss in the first nine months of fiscal 2015. We also recognized non-cash income as a result of the change in the fair value of the June 2012 Warrant liability during the first nine months ended March 31, 2016, as compared to non-cash expense during the prior year period. The market value per share of common stock increased by 15% during the first none months of fiscal 2016 as compared to the first nine months of fiscal 2015, which aided in the recognition of non-cash expense as compared to non-cash income recorded for the same period in fiscal 2015.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income (loss) for the three and nine months ended March 31, 2016 and 2015:

	Three months ended:		Nine months ended:
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income (loss)	$775,758	$89,791	$1,083,148	$(348,046)
Depreciation and amortization	219,377	116,866	609,029	392,088
Income taxes	126,970	800	131,054	1,836
Interest expense	8,287	2,931	30,100	26,332
EBITDA	1,130,391	210,388	1,853,329	72,210
Change in fair value of warrant liability	(661,854)	105,518	25,211	(375,308)
Adjusted EBITDA	$468,537	$315,906	$1,878,542	$(303,098)

Our adjusted EBITDA for the three months ended March 31, 2016 was approximately $469,000, compared to approximately $316,000 for the three months ended March 31, 2015. The difference in adjusted EBITDA between the periods was principally caused by higher revenue recognized in the three months ended March 31, 2016.

Our adjusted EBITDA for the nine months ended March 31, 2016 was approximately $1.88 million, compared to approximately ($303,000) for the nine months ended March 31, 2015. The difference in adjusted EBITDA between the periods was principally caused by higher revenue recognized in the nine months ended March 31, 2016.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones as completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for value-added taxes (VAT) related to sales are posted to the balance sheet and not included in revenue. Revenue recognized from equipment leasing is recognized over the lease term.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1.10 3.1.11

Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware

Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed March 1, 2016 with the Secretary of State of Delaware

7 *

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

LIGHTPATH TECHNOLOGIES, INC.
Date: May 5, 2016	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: May 5, 2016	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

