Form 10-K
period 2016-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2016-09-15
CIK 889971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________

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
YES  ☐    NO  ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market), was approximately $28,634,076 as of December 31, 2015.

As of September 12, 2016, the number of shares of the registrant’s Class A Common Stock outstanding was 15,633,258.

LightPath Technologies, Inc.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	Business.

General

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) was incorporated under Delaware law in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation formed in 1985. We manufacture optical components and higher level assemblies including precision molded glass aspheric optics, infrared aspheric lenses, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. Our products are incorporated into a variety of applications by our customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecommunications, machine vision and sensors, among others. Products that we produce enable lasers and imaging devices to function more effectively. For example:

●	Molded glass aspheres and assemblies are used in various high performance optical applications primarily based on laser technology;
●	Infrared molded lenses and assemblies using short (SWIR), mid (MWIR) and long (LWIR) wave materials imaging are used in applications for firefighting, predictive maintenance, homeland security, surveillance, automotive, cell phone infrared cameras and defense; and
●	GRADIUM extends the performance of a spherically polished glass lens technology improving optical performance so that it approximates aspheric lens performance.

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary, located in Jiading, People’s Republic of China. The LPOI facility is primarily used for sales and support functions.

In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s 26,000 square foot manufacturing facility serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies.

Recent Events – ISP Optics Corporation Acquisition

On August 3, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with ISP Optics Corporation (“ISP”) and Joseph Menaker and Mark Lifshotz (the “ISP Stockholders”), pursuant to which we will acquire (the “Acquisition”) all of the outstanding common stock of ISP (the “Purchased Shares”) from the ISP Stockholders. Following the closing of the Acquisition, ISP will become our wholly-owned subsidiary.

We will acquire the Purchased Shares for $18,000,000 (the “Purchase Price”), to be paid in a combination of cash (the “Cash Amount”) and a promissory note (the “Note”). The Cash Amount, subject to a net working capital adjustment, debt adjustment, and cash adjustment as provided in the Stock Purchase Agreement, will not be less than $12,000,000. The aggregate original principal amount of the Note will equal the Purchase Price less the Cash Amount, as adjusted pursuant to the Stock Purchase Agreement, but in no event less than $3,000,000.

Completion of the Acquisition is subject to the satisfaction or waiver of certain conditions. In addition to customary closing conditions, our obligation to complete the Acquisition is conditioned on receipt by us of financing we need to purchase the Purchased Shares and obtaining the requisite approval of our stockholders related to the financing and the Acquisition, as applicable, as required by applicable NASDAQ rules and other applicable law.

The closing of the Acquisition will occur on a date and time mutually agreed upon by the ISP Stockholders and us, no later than five (5) business days following the satisfaction or waiver of the closing conditions. Currently, we anticipate the Acquisition closing in the fourth quarter of calendar year 2016; however, there can be no assurance that the Acquisition will close in the fourth quarter of calendar year 2016, or at all.

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

We currently serve the following major markets: distribution and catalog, laser, industrial, instrumentation, telecommunications, and defense. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO lenses are typically used in industrial tools, especially in China. Our HVPMO and LVPMO lenses are also used in applications for the telecommunications market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and, the laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Currently, sales of our infrared products are primarily for customers in the industrial market that use thermal imaging cameras. Our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others. Within the larger overall markets, which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $800 million for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. Our strategy is to leverage our technology, know-how, established low cost manufacturing capability, and partnerships to grow our business. We plan to accomplish this growth through the implementation of the following objectives:

●	Continue to Drive Operational Excellence and Asset Efficiency. Operational excellence, which includes a commitment to safety, environmental stewardship, and improved reliability, is key to our future success. We continually evaluate our business to identify opportunities to increase operational efficiency throughout our production facilities with a focus on maintaining operational excellence, reducing costs, and maximizing asset efficiency. We intend to continue focusing on increasing manufacturing efficiencies through selected capital projects, process improvements, and best practices in order to lower unit costs. We will also carefully manage our portfolio and take appropriate actions to address product lines that face challenging market conditions and do not generate returns on invested capital that we believe are sufficient to create long-term shareholder value.

●	Focus on Cash Flow Generation. Our goal is to focus on cash flow generation and return on invested capital through the continuing optimization of our cost structure, improvement in working capital and supply chain efficiencies, and a disciplined approach to capital expenditures. We have a proven track record of mitigating fixed cost inflation with cost saving actions and productivity improvements. We intend to continue to identify incremental cost saving opportunities based in large part on benchmarks of industry-leading performance and productivity improvements by utilizing our engineering and manufacturing technology expertise and partnerships with low cost producers. Our goal is to maintain a cost structure that positions us favorably to compete and grow. We intend to continue to upgrade our customer and product mix by adding products that move up the supply chain by offering assemblies that use our lenses, thereby increasing our sales of value-added, differentiated products, and achieving premium pricing to improve margins and enhance cash flow.

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

We remain focused on disciplined capital allocation among our product groups. We plan to allocate our capital expenditures to projects required to enhance the reliability of our manufacturing operations and maintain the overall asset portfolio. This includes key maintenance and repair activities in each product group, and necessary regulatory and maintenance spending to ensure safe operations. We intend to optimize capital spending on growth projects across our various product groups based on a thorough comparison of risk-adjusted returns for each project.

●	Maintain Strong Customer Focus. A key component of our strategy is to produce innovative, high-performance products that offer enhanced value propositions to our customers at competitive prices. Our goal is to work closely with our customers to provide solutions and products that optimize their products. This market-driven product development enables us to offer a high-quality product portfolio to our customers and provides our business with the ability to respond quickly and efficiently to changes in market demands.

●	Leverage our Leadership to Drive Organic Growth. We plan to continue to capitalize on our global operations network, distribution infrastructure, and technology to pursue global growth. We will focus our efforts on those geographic areas and end products that we believe offer the most attractive growth and long-term profit prospects.

●	Deepen Our Presence in Emerging Markets. Emerging markets are a strategic priority for our business. We are well positioned not only to leverage our strong market positions in mature but highly sophisticated markets in North America and Europe, but also to participate in the expected growth of emerging markets in Asia and Eastern Europe. We believe that improving living standards and growth in GDP across emerging markets are combining to create increased demand for our products. We expect to capitalize on this growth opportunity by expanding our customer base and local capabilities in order to increase our market share across emerging markets, especially in China. To accelerate our penetration of these markets and maintain our competitive cost position, we may develop relationships with leading local partners, especially in businesses where participation in the fast-growing Chinese market is particularly important for long-term sustainable growth. For example, we are well positioned to leverage our strong production technology in the Chinese market as a result of an increasing percentage of aerospace, automotive, semiconductor, electronics, and telecommunications manufacturing transitioning to China.

●	Drive Organizational Alignment. We believe that maintaining alignment of the efforts of our employees with our overall business strategy and operational excellence goals is critical to our success. We have outstanding people and assets and, with the commitment to values of safety, customer appreciation, simplicity, collective entrepreneurship, and integrity, we believe that we can maintain our competitiveness and help achieve our operational excellence and asset efficiency strategic objectives.

The following further discusses the various products we offer and certain growth opportunities we anticipate for each such product.

LVPMO and HVPMO Product Groups. Aspheric lenses are known for their optimal performance. Aspheric lenses simplify and shrink optical systems by replacing several conventional lenses. However, aspheric lenses are difficult and costly to machine. Our glass molding technology enables the production of both low and high volumes of aspheric optics while still maintaining the highest quality at an affordable price. Molding is the most consistent and economical way to produce aspheres and we have perfected this method to offer the most precise molded aspheric lenses available.

In recent years, sales of both our LVPMOs and HVPMOs have increased. We expect this growth to continue for the next several years with what we believe is a multi-year growth cycle of the optical market. This multi-year growth cycle is driven by four major trends: cloud computing; video distribution via digital technology; wireless broadband; and machine-to-machine connection. Cloud computing has caused a shift in enterprise technology with increased spending for software-as-a-service (“SAAS”) and infrastructure-as-a-service (“IAAS”) capital investments. Delivery of applications and technology using SAAS or IAAS requires larger and faster network bandwidth. The explosion of mobile devices, which includes smartphones and tablet devices, is also requiring the expansion of network bandwidth as users are receiving and transferring larger amounts of data via their mobile devices. The number of mobile devices exceeded the global population at the beginning of 2015 and is estimated to be 1.5 mobile devices per capita by 2019. Individuals are also streaming more video on their mobile devices or through their smart TVs. This type of video distribution, which is estimated to be 80% of all network traffic by 2019, is creating a huge demand for larger and faster bandwidth. Finally, machine-to-machine connection technology allows wireless and wired systems to communicate with other devices of the same type. This type of networking often requires bandwidth in order for the machines to communicate with each other. All of these trends require the expansion of bandwidth, and thus, the growth of optical communication networks. Our products, such as our precision molded optical lenses, can be used as a component in optical communication networks. We also anticipate growth in our precision molded aspheres product revenues as we add new product lenses and applications for a variety of markets and industries, including laser tools, telecom transceivers, micro-projectors, scientific and bench top lasers, range finders, medical devices, bar code scanners and laser based spectrometers.

●	LVPMOs. The growth in our LVPMO business is driven by a variety of market applications such as medical endoscopes, medical flow cytometers, scientific and bench-top lasers, laser based spectrometers, military telecom, and telescopic weapon sights. These products have precision specifications and 100% testing to verify that our lenses conform to a higher level of performance than most of the competition in these markets.

●	HVPMOs. The continued growth in our HVPMO business is driven by market applications supporting mostly the laser diode applications for high volume markets in laser tools, range finders, laser gun sights, bar code scanners, and micro-projectors. The same basic tooling used for high precision in the LVPMO applications allows us to realize a competitive advantage for high volume production that benefits the end customer while maintaining low price targets. Markets for laser diode applications are expected to grow substantially in the next few years as applications such as Lidar, which uses light and radar for distance tracking and speed detection, headlights for automobiles, and many other related disciplines begin to rely more and more on laser technology.

Infrared Product Group. Advances in chalcogenide materials have enabled compression molding for MWIR and LWIR optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses, as well as the size of the lens system. Traditional germanium or zinc selenide aspheres are manufactured by diamond turning, which is a time-consuming and expensive process. Diamond turned lenses are made one at a time and the lenses suffer from variations in the surface resulting in variations of performance from lens to lens. The infrared optics molding process allows lenses to be manufactured in high volume with a highly repeatable, consistent performance and allows for sophisticated beam shaping or achromatization over a range of wavelengths to be molded directly into the surfaces of the lens.

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

Specialty Product Group. We have a rapidly growing group of specialty products and assemblies that take advantage of our unique technologies and capabilities. These products include custom optical designs, mounted lenses, optical assemblies, and GRADIUM lenses. We expect growth from defense communications programs and commercial optical sub-assemblies.

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

Organization Optimization Plan. In February 2015, we transitioned to a technical sales process that leveraged the success of our existing demand-creation model. To align the organization for specific goals and accountability, we created an executive structure with three direct reporting lines: Operations, China, and Finance. Technical and engineering staffs are now more fully integrated with our sales force, and two new sales positions were created: (i) Executive Sales Manager, which combined the responsibility for all sales and marketing, and (ii) Marketing Manager. We also combined the organizations supporting our aspheric visible lens products and our infrared products. Sales, marketing, engineering, and quality report to the Executive Vice President – Operations.

Sales Organization. We have regional sales forces that market and sell our products directly to customers in North America and China. We also have a master distributor in Europe. We have formalized relationships with 14 industrial, laser, and optoelectronics distributors and channel partners located in the United States and various foreign countries to assist in the distribution of our products in highly specific target markets. We also have reseller arrangements with the top three product catalog companies in the optics and opto-electronics market. In addition, we also maintain our own product catalog and internet website (www.lightpath.com) as vehicles for broader promotion of our products. We make use of print media advertisements in various trade magazines and participate in appropriate domestic and foreign trade shows.

All of our partners work diligently to expand opportunities in emerging geographic markets and through alternate channels of distribution. We believe that we provide a high level of support in developing and maintaining our long-term relationships with our customers. Customer service and support are provided through our offices and those of our partners that are located throughout the world.

Trade Shows. We display our product line additions and enhancements at one or more trade shows each year. For example, we participated in several United States based shows including Society of Photographic Instrumentation Engineers (“SPIE”) Photonics West in January 2016 and SPIE Defense, Security and Sensing in May 2016. We also participate in shows in China such as the China International Optoelectronic Exposition in Shenzhen. In addition, we partner with key distributors to attend exhibitions such as Laser World of Photonics in Munich, Germany. This strategy underscores our strategic directive of broadening our base of innovative optical components and assemblies. These trade shows also provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

Competition

The market for optical components generally is highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lenses and optical components, providers of aspheric lenses and optical components, and producers of optical quality glass.To a lesser extent, we compete with developers of specialty optical components and assemblies.Many of these competitors have greater financial, manufacturing, marketing, and other resources than we do.

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

Aspheric lenses compete with lens systems comprised of multiple conventional lenses. Machined aspheric lenses compete with our molded glass aspheric lenses, which are part of our HVPMO product group. Aspheric lens system manufacturers include Panasonic, ALP’s, Hoya Corporation, as well as newer competitors from China and Taiwan such as E-pin Optical Industry Co. and Kinik Company. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. However, we believe that our optical design expertise and our flexibility in providing custom high performance optical components at a low price are key competitive advantages for us over these competitors.

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

Specialty Product Group. GRADIUM lenses are often used for products in the niche high power laser optics market. GRADIUM lenses are produced using a unique, well-established technology that no other manufacturer possesses, which provides us with a competitive advantage. However, there are other competing technologies, such as traditional fused silica doublets and triplets, as well as newer large diameter aspheres, such as those manufactured by Asphericon or Edmund Optics.

Manufacturing

Facilities. Our manufacturing is largely performed in our 26,000 square foot production facility in Orlando, Florida and in LPOIZ’s 26,000 square foot production facility in Zhenjiang, China. In October 2015, LPOI moved its sales and support functions to a 1,700 square foot facility in Shanghai. With space remaining in the Zhenjiang and Orlando facilities, we believe our facilities are adequate to accommodate our needs for the foreseeable future.

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

Production and Equipment. Our Orlando facility contains a manufacturing area for our molded glass aspheres, a tooling and machine shop to support new product development, commercial production requirements for our machined parts, the fabrication of proprietary press work stations and mold equipment, and a clean room for our molding and assembly workstations. We also have glass coring equipment to meet our current needs of GRADIUM product sales worldwide. The Orlando facility is also International Traffic in Arms and Regulation (ITAR) compliant. LPOIZ’s Zhenjiang facility features a molded glass aspheres manufacturing area, clean room, and an area for anti-reflective coating. Our Orlando and Zhenjiang facilities are ISO 9001:2008 certified. For more information regarding our facilities, please see Item 2. Properties in this Annual Report.

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

Intellectual Property

Our policy is to protect our technology by, among other things, patents, trade secret protection, trademarks, and copyrights.  We primarily rely upon trade secrets and unpatented proprietary know-how to protect certain process inventions, lens designs and innovations.  For example, a key feature of GRADIUM glass is that, once fabricated, it does not reveal our formula upon inspection and, to our knowledge, cannot be reverse-engineered.  We have taken security measures to protect our trade secrets and proprietary know-how, to the extent possible.

In addition to trade secrets and proprietary know-how, we have limited patents and/or patent applications in the areas of glass composition, glass molding, gradient geometries, and certain production processes such as fiber attachment and micro-fabrication.  The first of our issued patents expired in 2006; the remainder expire at various times through 2023.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours.  Patent, trademark, and trade secret laws afford only limited protection for our technology and products.  The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary.  Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace.  In addition, if any of our products or technology is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions.  We cannot assure you that our technology platform and products do not infringe patents held by others or that they will not in the future.  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims.

We own several registered and unregistered service marks and trademarks that are used in the marketing and sale of our products.  The following table sets forth our registered and unregistered service marks and trademarks, if registered, the country in which the mark is filed, and the renewal date for such mark.

Mark	Type	Registered	Country	Renewal Date
LightPath®	service mark	Yes	United States	October 22, 2022
GRADIUM™	Trademark	Yes	United States	February 5, 2017
Circulight	Trademark	No	-	-
BLACK DIAMOND	Trademark	No	-	-
GelTech	Trademark	No	-	-
Oasis	Trademark	No	-	-
LightPath®	service mark	Yes	People’s Republic of China	Application filed

Environmental and Governmental Regulation

Currently, emissions, and waste from our manufacturing processes are at such low levels that no special environmental permits or licenses are required. In the future, we may need to obtain special permits for disposal of increased waste by-products. The glass materials we utilize contain some toxic elements in a stabilized molecular form. However, the high temperature diffusion process results in low-level emissions of such elements in gaseous form. If production reaches a certain level, we believe that we will be able to efficiently recycle certain of our raw material waste, thereby reducing disposal levels. We believe that we are presently in compliance with all material federal, state, and local laws and regulations governing our operations and have obtained all material licenses and permits necessary for the operation of our business.

We also utilize certain chemicals, solvents, and adhesives in our manufacturing process. We believe we maintain all necessary permits and are in full compliance with all applicable regulations.

To our knowledge there are currently no United States federal, state or local regulations that restrict the manufacturing and distribution of our products. Certain end-user applications require government approval of the complete optical system, such as United States Food and Drug Administration approval for use in endoscopy. In these cases, we will generally be involved on a secondary level and our OEM customer will be responsible for the license and approval process.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten, and gold, and their derivatives. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We strive to only use suppliers that source from conflict-free smelters and refiners; however, in the future, we may face difficulties in gathering information regarding our suppliers and the source of any such conflict minerals.

New Product Development

For many years, we engaged in basic research and development that resulted in the invention of GRADIUM glass and certain proprietary processes for fabricating GRADIUM glass lenses. Thereafter, our new product development efforts led to the development of our capabilities in molded aspheric lenses and infrared lenses. We incurred expenditures for new product development during fiscal 2016 and 2015 of approximately $669,000 and $1.1 million, respectively. We concentrated our efforts to support existing and new customers in the design and manufacture of items in three of our product lines: HVPMO lenses, LVPMO lenses and infrared products.

In fiscal 2017, we anticipate focusing our new product development efforts on infrared optics products for imaging and sensing, fiber lasers, defense, medical devices, industrial, optical data storage, machine vision, sensors, and environmental monitoring. We currently plan to expend approximately $847,000 for new product development during fiscal 2017, which could vary depending upon revenue levels, customer requirements, and perceived market opportunities.

For more difficult or customized products, we bill our customers for engineering services as a non-recurring engineering fee.

Concentration of Customer Risk

In fiscal 2016, we had sales to three customers that comprised an aggregate of approximately 25% of our annual revenue with one customer at 10% of our sales, another customer at 8% of our sales and the third customer at 7% of our sales. In fiscal 2015, we had sales to three customers that comprised an aggregate of approximately 28% of our annual revenue with one customer at 11% of our sales, another customer at 10% of our sales and the third customer at 7% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal 2016, 59% of our net revenue was derived from sales outside of the United States, with 91% of our foreign sales derived from customers in Europe and Asia.

Employees

As of June 30, 2016, we had 181 employees, of which 180 were full-time equivalent employees, with 71 located in Florida and 110 located in China. Of our 181 employees, we have 24 employees engaged in management, administrative, and clerical functions, 13 employees in new product development, 13 employees in sales and marketing, and 131 employees in production and quality control functions. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2017. We have used and will continue utilizing part-time help, temporary employment agencies, and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

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

The monthly rental payments for our Orlando facility will average approximately $22,000 through April 2022, which excludes all charges, common area maintenance, escalation, and certain pass-through of taxes and other operating costs. In July 2014, we negotiated a new lease that increased our space from approximately 22,000 square feet to approximately 26,000 square feet, or by 20%, and extended the lease term through April 2022. The additional space allowed us to relocate our administration functions to new office space and reclaim needed manufacturing space for our business. We were also able to take advantage of local market conditions and decrease our overall rent expense by 25%. Minimum rental rates for the extension term were established based on annual increases of two and one half percent and start in the third year of the extension period. Additionally, there is one five-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market value rate” as determined in accordance with the lease agreement.

LPOI leases an approximately 1,700 square foot facility located in Jiading, People’s Republic of China. LPOI’s Shanghai facility is primarily used for sales and support functions. The lease expires in October 2017 and houses 9 employees. The base rent is approximately $1,700 per month, which excludes all charges, common area maintenance, and other operating costs.

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

The LPOIZ lease is for a five-year term that will expire March 31, 2019. The Zhenjiang facility houses 101 employees. The rent is approximately $1,700 per month, which excludes all charges, common area maintenance, and other operating costs.

We are ISO 9001:2008 certified at both our Orlando and LPOIZ manufacturing facilities. Much of our product qualification is performed in-house at our facilities. Our test and evaluation capabilities include damp heat, high/low temp storage, and a thermal shock oven, which are representative of the equipment required to meet Telecordia requirements for telecommunications customers as well as other customer required product specifications. Our new product development department has computer aided design (CAD) tools and technical support. The continuing implementation of various statistical process controls (SPCs) is being pursued to improve product yields and allows us to reduce costly manual testing operations. Quality control in manufacturing to ensure a quality end product is critical to our ability to bring our products to market, as our customers may demand rigorous testing prior to their purchase of our products.

With space remaining in the Zhenjiang and Orlando facilities, we believe our facilities are adequate to accommodate our needs over the next year. We are in the process of adding additional production equipment in Orlando and Zhenjiang. We will also add additional work shifts at the Zhenjiang facility, as needed, to increase capacity and meet forecasted demand.

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

The following table sets forth the range of high and low bid prices for our Class A common stock for the periods indicated, as reported by the NCM. The quotation information below reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The closing ask price on June 30, 2016 was $1.74 per share.

	Class A Common Stock
	High	Low
Fiscal Year Ended June 30, 2016
Quarter ended June 30, 2016	$2.06	$1.71
Quarter ended March 31, 2016	$3.43	$1.80
Quarter ended December 31, 2015	$2.82	$1.43
Quarter ended September 30, 2015	$2.03	$1.45

Fiscal Year Ended June 30, 2015
Quarter ended June 30, 2015	$1.79	$0.88
Quarter ended March 31, 2015	$1.32	$0.87
Quarter ended December 31, 2014	$1.46	$0.88
Quarter ended September 30, 2014	$1.54	$1.15

Holders

As of June 21, 2016, we estimate there were approximately 242 holders of record and approximately 5,227 street name holders of our Class A common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal 2016:

Equity Compensation Arrangement	Award Shares Authorized	Award Shares Outstanding at June 30, 2016	Available for Issuance at June 30, 2016
Amended and Restated Omnibus Incentive Plan	3,915,625	2,131,055	1,139,429
Employee Stock Purchase Plan	400,000	—	390,094
	4,315,625	2,131,055	1,529,523

Please see section titled “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K for information relating to compensation plans approved and not approved by our stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2016 compared to the Fiscal Year Ended June 30, 2015:

Revenue for fiscal 2016 totaled approximately $17.27 million compared to approximately $13.66 million for fiscal 2015, an increase of 26%. The 26% increase in revenue primarily resulted from a $1.00 million increase in sales of specialty products due to higher volume of sales to defense customers, a $1.8 million increase in sales of our HVPMO and LVPMO products, a $559,000 increase in sales of our infrared products, and a $297,000 increase in NRE fees. The $1.8 million increase in sales of our HVPMO and LVPMO products is due to revenue for LVPMO increasing by 4%, or $286,000, compared to fiscal 2015, while revenue for HVPMO increased by 58%, or $1.46 million, compared to fiscal 2015. Unit shipment volume in precision molded optics in fiscal 2016 increased by 17% as compared to fiscal 2015 and the average selling price improved 2% period over period. This was due to a product mix shift in the LVPMO group with higher volumes sold to customers in the distribution, medical applications, and telecommunications sectors. We expect continued growth in sales to be derived primarily from our specialty products and our precision molded optics product line, particularly our HVPMOs sold in Asia, and our infrared product line based upon recent quote activity and market trends.

Gross margin percentage for fiscal 2016 was 54% compared to 44% in fiscal 2015. The improvement in gross margin is primarily attributed to a $3.6 million increase in revenues with a favorable product mix of higher margin products, resulting in higher sales prices and providing leverage of our increased sales volume against our fixed manufacturing overhead costs. Also, improvements in our infrared product group due to better yields and cost reductions with in-house coating increased gross margin. Total manufacturing costs were approximately $7.97 million, an increase of approximately $286,000 as compared to fiscal 2015.

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

Selling, general and administrative expenses increased by approximately $1.45 million to $6.58 million in fiscal 2016 as compared to $5.13 million in fiscal 2015. The increase was primarily due to: (i) a $412,000 increase in the accrual for fiscal 2016 incentive compensation given the strong performance during fiscal 2016, which increased to $720,000 in fiscal 2016 from $380,000 in fiscal 2015 (ii) a $399,000 increase of wages from new product development as a result of the transition to a technical sales process, which we announced in February 2015 as part of our organizational optimization plan, (iii) a $100,000 early termination payment due pursuant to a sales agreement, (iv) a $67,000 increase for fees related to our 2016 stockholders’ annual meeting and related proxy solicitations, (v) a $334,000 increase in legal expenses related to the 2016 stockholders’ annual meeting and the ISP acquisition, and (vi) a $139,000 increase in other expenses. We project that our selling, general and administrative expenses will increase in fiscal 2017, due to an increase in commissions earned by our sales force and incentive compensation paid to our named executive officers and key employees as a result of an increase in forecasted sales.

New product development costs in fiscal 2016 decreased by approximately $440,000 to $669,000 from $1.1 million in fiscal 2015. This decrease was primarily due to a decrease in wages as a result of the re-positioning of personnel to selling, general and administrative expenses in connection with our transition to a technical sales process and a decrease in materials used for engineering projects. We anticipate an increase in fiscal 2017 in product development spending as compared to fiscal 2016.

Interest expense was approximately $37,600 for fiscal 2016 as compared to approximately $31,500 for fiscal 2015. Interest expense resulted from amortization of debt costs related to our invoice-based working capital revolving line of credit (the “Invoiced Base Line”) with AvidBank Corporate Finance, a division of AvidBank (“AvidBank”) and interest on capital lease obligations.

In fiscal 2016 and 2015, we recognized approximately $52,000 in income and approximately $464,000 in expense, respectively, related to the change in the fair value of derivative warrants issued in connection with our June 2012 private placement. This fair value will be re-measured each reporting period throughout the five year life of the warrants, or until exercised.

Investment and other income decreased by approximately $347,000 to an expense of $305,000 in fiscal 2016 primarily from the impact of foreign exchange rates reflecting the change in foreign exchange rates during the period of time between when we received invoices and paid those invoices and the book value change on our fixed assets and inventory in China.

We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Renminbi, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the years ended June 30, 2016 and 2015, we incurred a gain of $75,428 and a loss of $1,000 on foreign currency translation, respectively.

Net income for fiscal 2016 was approximately $1.41 million compared with a net loss of approximately $715,000 in fiscal 2015, an increase of approximately $2.13 million. This increase in net income from fiscal 2015 to fiscal 2016 was primarily driven by higher sales with increased gross margin, partially offset by the negative impact of accounting entries for the change in the fair value of our warrant liability.

Liquidity and Capital Resources

At June 30, 2016, we had working capital of approximately $7.94 million and total cash and cash equivalents of approximately $2.91 million, of which approximately $1.45 million of the total cash was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries in China were generated in China as a result of foreign earnings. Before any funds can be repatriated the retained earnings in China must equal at least 150% of the registered capital. As of June 30, 2016, we had retained earnings of $1.18 million and we need to have retained earnings of $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings generated from our foreign operations, and, therefore, we have not previously provided for United States taxes on the related earnings. However, if in the future we change such intention, we would provide for and pay additional United States taxes at that time.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs. From February 1996 (when our initial public offering occurred) through the end of fiscal 2016, inclusive, we raised a net total of approximately $106 million from the issuance of common and preferred stock, the sale of convertible debt and the exercise of options and warrants for shares of our common stock.

On December 23, 2014, we entered into the Amended and Restated Loan and Security Agreement (the “Amended LSA”) with AvidBank for the Invoice Based Line. Pursuant to the Amended LSA, AvidBank will, in its discretion, make loan advances to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by AvidBank in accordance with the Amended LSA. AvidBank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts or terminate the Amended LSA. Our obligations under the Amended LSA are secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable.

On December 23, 2015, we executed the First Amendment to the Amended LSA to extend the term to December 23, 2016. Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. We did not have any amount outstanding under the Amended LSA as of June 30, 2016. We do not anticipate the need to draw upon this facility during fiscal 2017. However, if we would draw upon this facility, cash flows generated from U.S. operations are estimated to be sufficient to service this debt. For additional information, see Note 16, Loan Payable, to the Notes to the Financial Statements to this Annual Report on Form 10-K.

We believe we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth in fiscal 2017 primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products. We also expect to be better positioned to accelerate our revenue growth and profitability as a result of certain strategic growth initiatives and an organizational optimization plan where we transitioned to a technical sales process that leverages the success of our existing demand-creation model. These growth initiatives and organizational modifications are intended to further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $237,000 in fiscal 2016 compared to approximately $963,000 in fiscal 2015. As of June 30, 2016 and 2015, we had an accumulated deficit of approximately $204 million and $205 million, respectively.

On January 20, 2015, we closed a sale of our securities in accordance with that certain Securities Purchase Agreement with Pudong Science & Technology Investment (Cayman) Co., Ltd. (“Pudong Investment”). Prior to the closing, the Securities Purchase Agreement was amended (as amended, the “SPA”) and assigned by Pudong Science & Technology (Cayman) Co., Ltd. (“Pudong”) to its affiliate, Pudong Investment.

In connection with the closing, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. We received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000. The costs associated with this equity raise were approximately $181,000, leaving net proceeds of approximately $1,122,000. We used the sale proceeds to provide working capital in support of our continued growth, particularly new product development, sales and marketing of our infrared product line, capital expenditures related to the acquisition of new equipment and for working capital needs for our U. S. and Chinese operations.

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

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $1.53 million for the year ended June 30, 2016, an increase of approximately $1.44 million from fiscal 2015. Our cash flow provided by operations was approximately $290,000 for the fourth quarter of fiscal 2016, compared to cash flow provided by operations of approximately $747,000 for the fourth quarter of fiscal 2015. We anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During fiscal 2016, we expended approximately $1.13 million for capital equipment as compared to $689,000 during fiscal 2015. In fiscal 2015, we initiated capital leases in the amount of $524,000 for manufacturing equipment. The majority of our capital expenditures during both fiscal 2016 and fiscal 2015 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our new facility in Zhenjiang. We anticipate an increase in capital expenditures during fiscal 2017; however, the total amount expended will depend on opportunities and circumstances.

License Agreement:

On April 28, 2015, we entered into a License Agreement with one of our specialty products customers (the “Customer”) whereby we granted an irrevocable license of certain technology to be used by the Customer to manufacture fiber collimator assemblies. As we no longer intend to produce such assemblies for the Customer in the future, we provided process work instructions, training and inventory to the Customer in order for them to continue manufacturing these assemblies on their own. Pursuant to the License Agreement, we received $200,000 in fees in consideration of our disclosure of the technology and the grant of a license to the Customer to use the technology to manufacture specific fiber collimator assemblies. The license fees were paid in two installments. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. The transaction was accounted for under the guidance of ASC 605-10, Revenue Recognition and was recognized over the ninety-day training period which was completed in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies during the transition process. We recognized approximately $76,000 of revenue in fiscal 2016, with expenses of $15,000. We recognized approximately $124,000 of revenue in fiscal 2015, with expenses of $18,000. The costs associated with this License Agreement were approximately $33,000.

How We Operate

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies.” This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

●	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff;

●	The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to work seriously to reduce costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality; and

●	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

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

The discussions of our results as presented in this Annual Report include use of the non-GAAP terms “EBITDA” and “gross margin.” EBITDA is discussed below. Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, both of which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

●	sales backlog;

●	revenue dollars and units by product group;

●	inventory levels;

●	accounts receivable levels and quality; and

●	other key indicators.

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

Our 12-month backlog grew while we increased our shipment volume by 26%, maintaining our strong booking performance. Our 12-month backlog at June 30, 2016 was approximately $6.60 million compared to $6.49 million as of June 30, 2015. Backlog growth rates for fiscal 2016 and 2015 are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2015	$5,340	25%	25%
Q2 2015	$5,592	31%	5%
Q3 2015	$6,153	44%	10%
Q4 2015	$6,493	52%	6%

Q1 2016	$5,064	-22%	-22%
Q2 2016	$6,424	-1%	27%
Q3 2016	$6,969	7%	8%
Q4 2016	$6,598	2%	-5%

Our order intake remained strong in fiscal 2016 with solid bookings across all of the major markets we serve with particular strength in our telecommunications products and infrared products. China’s construction industry experienced some recovery during fiscal 2016, which resulted in an increase in order intake for our industrial tool products. Our infrared products group, achieved an 80% increase in product bookings during fiscal 2016 compared to fiscal 2015, partially due to an increase in bookings of commercial fire safety equipment.

We have been able to diversify our business by developing new applications for our products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights, and green lasers. Examples of these new applications are: 2D scanning, fiber laser delivery systems, disposable medical instruments and infrared sensor applications. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products, and infrared products for fiscal 2017.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units by our five product groups for the three and twelve month periods ended June 30, 2016 and 2015:

		(unaudited) Quarter ended			Year ended
		June 30,		QTR %	June 30,		Year-to-date
		2016	2015	Change	2016	2015	% Change
Revenue	LVPMO	1,925,100	2,092,363	-8%	7,180,741	6,894,663	4%
	HVPMO	1,392,659	853,328	63%	4,000,155	2,535,199	58%
	Infrared Products	641,320	417,873	53%	1,753,221	1,194,234	47%
	Speciality Products	716,637	995,452	-28%	3,769,584	2,765,693	36%
	NRE	57,888	147,531	-61%	568,537	271,778	109%
	Total sales, net	4,733,604	4,506,547	5%	17,272,238	13,661,568	26%

Units	LVPMO	83,400	82,533	1%	301,487	283,868	6%
	HVPMO	388,706	303,004	28%	1,448,555	1,216,313	19%
	Infrared Products	12,887	9,226	40%	32,631	22,761	43%
	Speciality Products	44,526	59,365	-25%	137,537	186,075	-26%
	NRE	1,460	9	16122%	1,914	75	2452%
		530,979	454,137	17%	1,922,124	1,709,092	12%

Overall, our global diversification strategies have resulted in revenue increasing 26% for fiscal 2016 as compared fiscal 2015, with growth in shipments for all of our product groups, with particularly strong growth in our HVPMO, infrared, and NRE product groups. Our specialty products group experienced a decrease in units sold during fiscal 2016, as compared to fiscal 2015, but the average selling price increased during fiscal 2016, as compared to fiscal 2015.

There was a 19% increase in the unit shipment volume of HVPMO lenses in fiscal 2016 compared to fiscal 2015 driven by the recovery in the Chinese construction industry due to increased stimulus by the Chinese government.

We also had significant growth in the infrared product group. Our infrared product group revenue increased 47% in fiscal 2016 as compared to fiscal 2015. The increase in revenue is primarily derived from sales to customers in the distribution, telecommunications and medical markets.

Finally, we experienced significant growth in our NRE product group. NRE revenue is project-based and increases or decreases based on customer requirements. We typically do not include NRE revenues in our projections due to being unable to control when our customers will have a project.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2016	6/30/2016	155
Q3-2016	3/31/2016	178
Q2-2016	12/31/2015	163
Q1-2016	9/30/2015	155
Fiscal 2016 average		163
Q4-2015	6/30/2015	122
Q3-2015	3/31/2015	195
Q2-2015	12/31/2014	145
Q1-2015	9/30/2014	197
Fiscal 2015 average		165

Our average DCSI for fiscal 2016 was 163, compared to 165 for fiscal 2015. The decrease in DCSI from the previous fiscal year end is due to an increase in revenue offset by higher levels of finished inventory to support our 12-month backlog and our sales forecast.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2016	6/30/2016	68
Q3-2016	3/31/2016	67
Q2-2016	12/31/2015	62
Q1-2016	9/30/2015	63
Fiscal 2016 average		65
Q4-2015	6/30/2015	62
Q3-2015	3/31/2015	67
Q2-2015	12/31/2014	66
Q1-2015	9/30/2014	72
Fiscal 2015 average		67

Our average DSO for fiscal 2016 was 65 compared to 67 for fiscal 2015. The increased revenue lowered the DSO days as compared to the previous fiscal year. We strive to have a DSO no higher than 65.

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

Adjusted Net Income (Loss):

We calculate adjusted net income (loss) by excluding the change in the fair value of the June 2012 warrants from net income (loss). The fair value of the June 2012 warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock and the assumptions on when the warrant shares will be exercised. Management uses adjusted net income (loss) to evaluate our operating performance and for planning and forecasting future business operations, as the change in fair value of the June 2012 warrants are not tied directly to operating activities. We are focused on profitable growth and as such we monitor trends in adjusted net income. We believe the use of adjusted net income (loss) may be useful to investors as one means of evaluating our operational performance. The following table reconciles net income (loss) to adjusted net income (loss) for the three and twelve month period ended June 30, 2016 and 2015:

	(unaudited) Quarter ended:		Year ended:
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income (loss)	$331,467	$(367,234)	$1,414,615	$(715,280)
Change in fair value of warrant liability	27,243	839,347	52,454	464,039
Adjusted net income (loss)	$358,710	$472,113	$1,467,069	$(251,241)

Our adjusted net income for fiscal 2016 was approximately $1.47 million, as compared to adjusted net loss of approximately $251,000 for fiscal 2015. The difference in adjusted net income (loss) between the periods was principally caused by net income being recognized in fiscal 2016 versus a net loss in fiscal 2015. We also recognized lower non-cash expense as a result of the change in the fair value of the June 2012 warrant liability during fiscal 2016, as compared to the prior year period.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock and the assumptions on when the warrant shares will be exercised. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income (loss) for the three and twelve month periods ended June 30, 2016 and 2015:

	(unaudited) Quarter ended:		Year ended:
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss)	$331,467	$(367,234)	$1,414,615	$(715,280)
Depreciation and amortization	238,961	145,055	847,990	537,143
Income taxes	68,221	480	199,274	2,316
Interest expense	7,527	5,217	37,626	31,549
EBITDA	$646,176	$(216,482)	$2,499,505	$(144,272)
Change in fair value of warrant liability	27,243	839,347	52,454	464,039
Adjusted EBITDA	$673,419	$622,865	$2,551,959	$319,767

Our adjusted EBITDA for fiscal 2016 was approximately $2.55 million, compared to approximately $320,000 for fiscal 2015. The difference in adjusted EBITDA between the periods was principally caused by higher revenue and profit margins achieved in fiscal 2016.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off balance sheet arrangements.

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

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in “Item 15- Exhibits, Financial Statement Schedules” of Part IV of this Annual Report on Form 10-K.

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

During the years ended June 30, 2014 and 2015, and during the interim period from the end of the most recently completed fiscal year through August 1, 2015, the date of resignation, there were no (a) disagreements, as described under Item 304(a)(1)(iv) of Regulation S-K, with CFR on any matter of accounting principles or disagreements, if not resolved to the satisfaction of CFR would have caused it to make reference to such disagreement in its reports, or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2016, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2016 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Each of our directors serves until his or her successor is elected and qualified. Currently, we have seven directors. The Class I directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2017. The Class II directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2019. The Class III directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal 2018. Effective September 6, 2016, Xudong Zhu resigned as a director in order to devote more of his time to his other business interests.

The table below lists each director, each such director’s committee memberships, the chairman of each Board committee, and each such director’s class.

Committees

Name	Audit	Compensation	Finance	Nominating & Governance	Class
Robert Ripp		☑	☑	☑	I
J. James Gaynor					I
Sohail Khan		☑	☑	☑	II
Steven Brueck	☑				II
Louis Leeburg	☑	☑		☑	III
M. Scott Faris	☑		☑		II
Xudong Zhu			☑		III
Craig Dunham	☑				III
Committee Chairman:	Leeburg	Ripp	Khan	Ripp

The following is an overview of the biographical information for each of our directors and officers, including their age, the year they became directors or officers, their principal occupations or employment for at least the past five years, and certain of their other directorships.

Class I Directors
Robert Ripp, 75 Director (Chairman of the Board)	Mr. Ripp has served as one of our directors since 1999 and as Chairman of the Board since November 1999. During portions of fiscal year 2002 he also served as our Interim President and Chief Executive Officer. Previously, Mr. Ripp served on the board of directors of Ace Limited (“Ace”) from March 1993 to June 2016. In January 2016, Ace announced its acquisition of Chubb Limited and changed its name to Chubb Limited. Mr. Ripp also previously served on the board of directors of PPG Industries (“PPG”) from March 2003 to June 2016 and Axiall Corporation (“Axiall”) from February 2013 to June 2016. Ace, PPG, and Axiall all are listed on the New York Stock Exchange. Mr. Ripp has previous management experience, including serving as AMP Incorporated’s Chairman and Chief Executive Officer from August 1998 until April 1999 and as Vice President and Treasurer of IBM of Armonk, New York from 1989 to 1993. Mr. Ripp graduated from Iona College and earned a Master’s degree in Business Administration from New York University. Mr. Ripp’s extensive business, executive management, and financial expertise gained from various executive positions coupled with his ability to provide leadership skills to access strategic plans, business operational performance, and potential mergers and acquisitions, qualify him for service as one of our directors.

J. James Gaynor, 65 President & Chief Executive Officer, Director	Mr. Gaynor has served as our President, Chief Executive Officer, and as a director since January 2008, and, prior to that, served as Interim Chief Executive Officer commencing in September 2007. From July 2006 to September 2007, Mr. Gaynor previously served as our Corporate Vice President of Operations. Mr. Gaynor is also a director of LPOI, our wholly owned subsidiary, located in Jiading, People’s Republic of China, and LPOIZ, our wholly owned subsidiary, located in the New City District, of the Jingsu province of the People’s Republic of China. Mr. Gaynor is a mechanical engineer with over 30 years of business and manufacturing experience in volume component manufacturing in the electronics and optics industries. Prior to joining us, Mr. Gaynor served as Director of Operations and Manufacturing for Puradyn Filter Technologies, the Vice President of Operations and General Manager for JDS Uniphase Corporation’s Transmission Systems Division and has also held various executive positions with Spectrum Control, Rockwell International, and Corning Glass Works. Mr. Gaynor holds a Bachelor’s degree in Mechanical Engineering from the Georgia Institute of Technology and has worked in the manufacturing industries since 1976. His experience includes various engineering, manufacturing, and management positions in specialty glass, electronics, telecommunications components, and mechanical assembly operations. His global business experience encompasses strategic planning, budgets, capital investment, employee development, cost reduction programs with turnaround and startup companies, acquisitions, and management. Mr. Gaynor has an in-depth knowledge of the optics industry gained through over 25 years of working in various capacities in the industry and understands the engineering aspects of our business, due to his engineering background. Mr. Gaynor’s experience and knowledge is necessary to lead us and qualify him for service as one of our directors.

Class II Directors
Sohail Khan, 62 Director	Mr. Khan has served as one of our directors since February 2005. Since September 2015, he has served as the President and Chief Executive Officer of ViSX Systems Inc., a pioneer and leader in media processing semiconductor solutions for video over IP streaming solutions. From May 2013 to July 2014, he served as the Chief Executive Officer of Lilliputian Systems, a developer of portable power products for consumer electronics. From July 2011 to April 2013, he served as the managing partner of K5 Innovations, a technology consulting venture. He was the President and Chief Executive Officer and a member of the board of directors of SiGe Semiconductor (“SiGe”), a leader in silicon based radio frequency front-end solutions from April 2007 until it was acquired by Skyworks Solutions Inc. in June 2011. Prior to SiGe, Mr. Khan was Entrepreneur in Residence and Operating Partner of Bessemer Venture Partners, a venture capital group focused on technology investments. From 2007 to 2012, Mr. Khan served on the board of directors for Gainspan Corporation. Mr. Khan received a Bachelor of Science in Electrical Engineering from the University of Engineering and Technology in Pakistan. Additionally, he earned a Master’s degree in Business Administration from the University of California at Berkeley. Mr. Khan is currently on the board of directors of Intersil Corporation, which is listed on the NASDAQ Global Select Market. Mr. Khan’s experience in venture financing, specifically technology investments, is an invaluable asset Mr. Khan contributes to the Board composition. In addition, Mr. Khan’s significant experience in executive management, profit and loss management, mergers and acquisitions, and capital raising, as well as his background in engineering qualifies him for service as one of our directors.

Dr. Steven Brueck, 72 Director	Dr. Brueck has served as one of our directors since July 2001. He is a Distinguished Professor, Emeritus of Electrical and Computer Engineering and of Physics at the University of New Mexico in Albuquerque, New Mexico, which he joined in 1987. Although he retired in 2014, he remains active as a University of New Mexico Research Professor. From 1986 to 2013, he served as Director of the Center for High Technology Materials. He is a graduate of Columbia University with a Bachelor of Science degree in Electrical Engineering and a graduate of the Massachusetts Institute of Technology where he received his Masters of Science degree in Electrical Engineering and Doctorate of Science degree in Electrical Engineering. Dr. Brueck is a fellow of The Optical Society, the Institute of Electrical and Electronics Engineers, the American Association for the Advancement of Science, and the National Academy of Inventors. Dr. Brueck’s expertise in optics and optics applications, as well as his extensive forty years of research experience in optics, lasers, detectors, lithography, nonlinear optics, and related fields qualify him for service as one of our directors.

Class III Directors
Louis Leeburg, 62 Director	Mr. Leeburg has served as one of our directors since May 1996. Mr. Leeburg is currently a self-employed business consultant. Since 1993, Mr. Leeburg has served as the senior financial advisor of The Fetzer Institute, and before that he served as the Vice President for Finance. Mr. Leeburg was an audit manager for Price Waterhouse & Co. until 1980. He is a member of Financial Foundation Officers Group and the chairman and trustee for the John E. Fetzer Memorial Trust Fund. Mr. Leeburg received a Bachelor of Science degree in Accounting from Arizona State University. Mr. Leeburg has a broad range of experience in accounting and financial matters. His expertise gained in various roles in financial management and investment oversight for over thirty years, coupled with his knowledge gained as a certified public accountant, add invaluable knowledge to our Board and qualify him for service as one of our directors.

Craig Dunham, 60 Director	Mr. Dunham has served as one of our directors since April 2016, and prior to his appointment to the Board, he served as a consultant to the Board beginning in March 2014. Since March 2015, he has served as an Operating Partner with Clarity Corporate Growth, a merger and acquisition advisory firm, as well as doing business consulting. From May 2011 until March 2015, Mr. Dunham served as the Chief Executive Officer of Applied Pulsed Power Inc. (“APP”), a pulsed power components and systems company near Ithaca, New York. Mr. Dunham currently serves as a director of APP. From 2004 until 2011, Mr. Dunham was President, Chief Executive Officer and director of Dynasil Corporation (“Dynasil”), a NASDAQ listed company. He continues to be a director at Dynasil and is a member of their audit committee. Prior to joining Dynasil, Mr. Dunham spent approximately one year partnering with a private equity group to pursue acquisitions of mid-market manufacturing companies. From 2000 to 2003, he was Vice President/General Manager of the Tubular Division at Kimble Glass Corporation. From 1979 to 2000, he held progressively increasing leadership responsibilities at Corning Incorporated (“Corning”) in manufacturing, engineering, commercial, and general management positions. At Corning, Mr. Dunham delivered results in various glass and ceramics businesses including optics and photonics businesses. Mr. Dunham earned a Bachelor of Science degree in Mechanical Engineering and a Master’s degree in Business Administration from Cornell University. Mr. Dunham’s expertise in executive leadership, financial, operations and management, business acumen, optics/photonics market knowledge, and knowledge of the acquisitions process, qualifies him for service as one of our directors.

Executive Officers Who Do Not Serve as Directors

Dorothy Cipolla, 60 Chief Financial Officer, Secretary and Treasurer	Ms. Cipolla has served as our Chief Financial Officer, Secretary, and Treasurer since February 2006. Ms. Cipolla has also served as a director of LPOI since 2006 and LPOIZ since 2013. From March 2004 to February 2006, Ms. Cipolla was Chief Financial Officer and Secretary of LaserSight Technologies, Inc. (“LaserSight”). Prior to joining LaserSight, she served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ-listed professional services firm. From 1999 to 2002, Ms. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant in Massachusetts.

Alan Symmons, 44 Executive Vice President of Operations	Mr. Symmons has served as our Executive Vice President of Operations since February 2015. Previously, Mr. Symmons served as our Vice President of Corporate Engineering beginning in September 2010 and our Director of Engineering from October 2007 to September 2010. Prior to that, Mr. Symmons served as our Opto-Mechanical Manager from October 2006 to October 2007. Prior to joining us, Mr. Symmons was Engineering Manager for Aurora Optical, a subsidiary of Multi-Fineline Electronix (“MFLEX”), dedicated to the manufacture of cell phone camera modules. From 2000 to 2006, Mr. Symmons worked for Applied Image Group – Optics (“AIG/O”), a recognized leader in precision injection molded plastic optical components and assemblies, working up to Engineering Manager. AIG/O was purchased by MFLEX in 2006. Prior to 2000, Mr. Symmons held engineering positions at Ryobi N.A., SatCon Technologies, and General Dynamics. Mr. Symmons has a Bachelor of Science degree in Mechanical Engineering from Rensselaer Polytechnic Institute and a Master’s degree in Business Administration from the Eller School of Management at the University of Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our Class A common stock (referred to herein as the “Reporting Persons”) file with the SEC various reports as to their ownership of and activities relating to our Class A common stock. Except as set forth below, to the best of our knowledge, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the period covered by this report. In making these statements, we have relied solely on our review of copies of the reports furnished to us, representations that no other reports were required and other knowledge relating to transactions involving Reporting Persons.

Berg & Berg Enterprises, LLC (“Berg”), one of our stockholders who beneficially owns more than 10% of our Class A common stock, recently advised us that it had not made any filings pursuant to Section 16(a) of the Exchange Act. During the period covered by this report, Berg failed to file three Form 4s that relate to transactions occurring over the span of 14 days, in addition to the initial Form 3, which should have been filed outside the period covered by this report.

Code of Ethics

The Board approved an amended and restated Code of Business Conduct and Ethics on April 28, 2016 (the “Code”). The Code applies to all of our employees, officers, and directors including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Board also approved an amended and restated Code of Business Conduct and Ethics for Senior Financial Officers (the “Senior Financial Officer Code”), which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller, accounting manager, and persons performing similar functions. Copies of the Code and the Senior Financial Officer Code are available on our website at www.lightpath.com or may be obtained free of charge by writing to: Secretary, LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, Florida 32826.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which consists of Dr. Steven Brueck, M. Scott Faris, Craig Dunham, and Louis Leeburg (Chairman), met six times during fiscal 2016. The meetings included discussions with management and with our independent auditors to discuss our interim and annual financial statements and our annual report, and the effectiveness of our financial and accounting functions and organization. The Audit Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on our website at www.lightpath.com. The Audit Committee’s responsibilities include, among others, direct responsibility for the engagement and termination of our independent accountants, and overseeing the work of the accountants and determining the compensation for their engagement(s). The Board has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC and the NCM. The Board has also determined that at least one member of the Audit Committee, Mr. Leeburg, is an “audit committee financial expert” as defined by SEC rules and qualifies as independent in accordance with the NCM rules. Mr. Leeburg’s business experience that qualifies him to be determined an “audit committee financial expert” is described above.

Item 11.	Executive Compensation.

Summary Compensation Table for Named Executive Officers

The following table sets forth certain compensation awarded to, earned by or paid to (i) our Chief Executive Officer and (ii) our two other most highly compensated executive officers serving as executive officers at the end of fiscal 2016, which includes our Chief Financial Officer. We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of fiscal 2016.

Name and Position	Fiscal Year	Salary ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)		(f)		(g)		(i)	(j)
J. James Gaynor	2016	285,385	(3)	237,110	(4)	138,188	(4)	—	660,683
President & Chief Executive Officer	2015	285,435		127,864	(5)	70,000	(5)	—	483,299
Dorothy M. Cipolla	2016	190,000	(6)	79,438	(4)	46,885	(4)	—	316,323
Chief Financial Officer, Treasurer & Secretary	2015	193,704		52,955	(5)	35,625	(5)	—	282,284
Alan Symmons	2016	197,500	(7)	83,156	(4)	49,353	(4)	—	330,009
Executive Vice President of Operations	2015	189,954		65,627	(5)	40,000	(5)	—	295,581

Notes:

(1)	For valuation assumptions on stock option awards refer to note 8 to the Consolidated Financial Statements of this Annual Report on Form 10-K for fiscal 2016. The disclosed amounts reflect the fair value of the stock option awards that were earned during the fiscal years ended June 30, 2016 and 2015 in accordance with FASB ASC Topic 718.
(2)	Other Compensation, as defined by SEC rules does not include the amounts that qualify under the applicable de minimis rule for all periods presented. The de minimis rule does not require reporting of perquisites and other compensation that totals less than $10,000 in the aggregate. The nature of these compensatory items include our contribution toward the premium costs for employee and dependent medical, life, and disability income insurances, benefits generally available to our employees.
(3)	Mr. Gaynor’s base salary was 43% of his total compensation for fiscal 2016 and 59% of his total compensation for fiscal 2015.
(4)	Based on the achievement of certain criteria, the named executive officers earned their respective incentive bonus awards for fiscal 2016. Pursuant to the terms of the Plan, the earned portion of each named executive officer’s award is to be paid out 50% in cash and 50% in stock option awards; however, even though the awards were earned for fiscal 2016, neither the cash portion nor the stock option portion were paid in fiscal 2016. The Compensation Committee retains the discretion to adjust the portion of the award that will be paid in cash and the portion that will be paid in stock options. In the event the Compensation Committee exercises its discretion to adjust the portion of the award that is paid in cash and stock options, we will file a Form 8-K to disclose such adjustment. For additional information, please see “Discussion of Summary Compensation Table of Named Executive Officers” below.

(5)	Based on the achievement of certain criteria, the named executive officers partially earned their respective incentive bonus awards for fiscal 2015. Pursuant to the terms of the Plan, the earned portion of each named executive officer’s award was paid out 50% in cash and 50% in stock option awards; however, neither the cash portion nor the stock option portion were paid in fiscal 2015. For additional information, please see “Discussion of Summary Compensation Table of Named Executive Officers” below.
(6)	Ms. Cipolla’s base salary was 60% of her total compensation for fiscal 2016 and 69% of her total compensation for fiscal 2015.
(7)	Mr. Symmons’ base salary was 60% of his total compensation for fiscal 2016 and 64% of her total compensation for fiscal 2015.

Discussion of Summary Compensation Table of Named Executive Officers

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

The Compensation Committee has several objectives in establishing our executive officers’ compensation. Overall, our compensation structure is intended to (i) be competitive to ensure that we can attract and retain high quality executive officers; and (ii) more closely align the interests of our executive officers with the interests of our stockholders by making it based in part on achievement of performance goals.

Fiscal 2016 Incentive Bonus Program.

Our fiscal 2016 incentive bonus program was comprised of two types of awards: (i) awards based on the achievement of specific fiscal year financial objectives of the Company (the “Corporate Performance Award”) and (ii) discretionary awards based on achievement of subjective larger corporate goals (the “Discretionary Performance Award”).

Our incentive bonus program includes different levels of bonus opportunity based on a participant’s position with the Company. For fiscal 2016, Mr. Gaynor was the “level one” participant and Ms. Cipolla and Mr. Symmons were the “level two” participants. Bonus opportunities for level one and level two participants for fiscal 2016 were calculated by applying designated portions of their respective annual base salary amounts to formulas for the Discretionary Performance Award and each of the four components of the Corporate Performance Award.

For fiscal 2016, 75% of Mr. Gaynor’s base salary amount was used to calculate his Corporate Performance Award and 25% of his base salary amount was used to calculate his Discretionary Performance Award. For fiscal 2016, 37.5% of Ms. Cipolla’s and Mr. Symmons’ respective base salary amounts were used to calculate their respective Corporate Performance Awards and 12.5% of their respective base salary amounts were used to calculate their respective Discretionary Performance Awards.

Corporate Performance Awards

In order to determine a participant’s Corporate Performance Award, the portion of such participant’s annual base salary applicable to the Corporate Performance Award calculation (75% in the case of Mr. Gaynor and 37.5% in the case of Ms. Cipolla and Mr. Symmons), was divided by four and the quotient was used as a baseline for determining the bonus for each component of the Corporate Performance Award (for each component, the “Corporate Baseline”). The Corporate Baseline is $52,500, $17,813, and $18,750 for Mr. Gaynor, Ms. Cipolla, and Mr. Symmons, respectively.

Our fiscal 2016 corporate financial objectives upon which the Corporate Performance Awards were based were as follows: (i) revenue growth over that of the prior fiscal year (the “Revenue Component”); (ii) strategic revenue growth (which is based upon the revenues generated by certain product lines and customers specified by the Compensation Committee at the time that the incentive bonus program was established for fiscal 2016) over that of the prior fiscal year (the “Strategic Revenue Component”); (iii) adjusted EBITDA (which is earnings before income, taxes, depreciation, and amortization, as adjusted to exclude the effect of the non-cash income or expense associated with the mark-to-market adjustments related to our June 2012 warrants) (the “Adjusted EBITDA Component”); and (iv) return on assets (adjusted to exclude the effect or the non-cash income or expense associated with the mark-to-market adjustments related to our June 2012 warrants) (the “ROA Component”). Each component of the Corporate Performance Award is evaluated independently of the other components, and the Discretionary Performance Award is evaluated independently of the Corporate Performance Award.

Revenue Component

If our total revenue in fiscal 2016 exceeded our total revenue in fiscal 2015, our named executive officers would be entitled to a bonus award under the Revenue Component equal to such officer’s Corporate Baseline multiplied by the sum of (i) 100% plus (ii) the percentage that actual revenue for fiscal 2016 exceeded the actual revenue for fiscal 2015.

Our total revenue in fiscal 2016 was 26.43% higher than that for fiscal 2015. Accordingly, under the formula used to calculate each named executive officer’s Revenue Component bonus (Corporate Baseline x 126.43%), Mr. Gaynor earned $66,375, Ms. Cipolla earned $22,520, and Mr. Symmons earned $23,706.

Strategic Revenue Component

If our total strategic revenue in fiscal 2016 exceeded our total strategic revenue for fiscal 2015, our named executive officers would be entitled to a bonus award under the Strategic Revenue Component equal to such officer’s Corporate Baseline multiplied by the sum of (i) 100% plus (ii) the percentage that actual strategic revenue for fiscal 2016 exceeded the actual strategic revenue for fiscal 2015, up to a maximum growth rate of 50%.

Our strategic revenue in fiscal 2016 was 93% higher than that for fiscal 2015. Accordingly, under the formula used to calculate each named executive officer’s Strategic Revenue Component bonus (Corporate Baseline x 150%), Mr. Gaynor earned $78,750, Ms. Cipolla earned $26,719, and Mr. Symmons earned $28,125.

Adjusted EBITDA Component

In order for our named executive officers to earn a bonus with respect to the Adjusted EBITDA Component, we had to meet or exceed a minimum adjusted EBITDA margin target established by the Compensation Committee for fiscal 2016. The adjusted EBITDA margin was calculated by dividing the fiscal 2016 adjusted EBITDA by the fiscal 2016 revenues and the target was set at 15% for fiscal 2016. If our adjusted EBITDA margin for fiscal 2016 equaled or exceeded the target, then each named executive officer earned a bonus equal to such officer’s Corporate Baseline multiplied by the sum of (i) 100% plus (ii) the percentage that our adjusted EBITDA for fiscal 2016 exceeded our adjusted EBITDA for fiscal 2015, up to a maximum growth rate of 50%. If we did not achieve at least the adjusted EBITDA margin target, or if there was no growth year-over-year in adjusted EBITDA, our officers would not earn a bonus with respect to the Adjusted EBITDA Component.

Our actual adjusted EBITDA margin for fiscal 2016 equaled 15%, which satisfied the adjusted EBITDA margin target requirement. For fiscal 2016, our adjusted EBITDA was 772% higher than that for fiscal 2015. Accordingly, under the formula used to calculate each named executive officer’s Adjusted EBITDA Component bonus (Corporate Baseline x 150%), Mr. Gaynor earned $78,750, Ms. Cipolla earned $26,719, and Mr. Symmons earned $28,125.

ROA Component

The ROA Component was based on achieving a return on assets target of at least 15% for fiscal 2016. If our return on assets for fiscal 2016 equaled or exceeded the target, then the named executive officers would be entitled to a bonus award under the ROA Component equal to such officer’s Corporate Baseline multiplied by 100%.

For fiscal 2016, our actual return on assets rate equaled 15% which met the target. Accordingly, under the formula used to calculate each named executive officer’s ROA Component bonus (Corporate Baseline x 100%), Mr. Gaynor earned $52,500, Ms. Cipolla earned $17,813, and Mr. Symmons earned $18,750.

The following table sets forth (i) each named executive officer’s base salary for fiscal 2016, (ii) the percentage of base salary, and the corresponding Corporate Baseline dollar amount, used in the calculation of the Corporate Performance Award bonus, and (iii) the amount earned for each component of the Corporate Performance Award:

				Bonus Award Earned
Participant	Total 2016 Base Salary ($)	Base Salary for Corporate Performance Award Calculation (%)	Baseline for Each Component of Corporate Performance Award ($)	Revenue ($)	Strategic Revenue ($)	Adjusted EBITDA ($)	ROA ($)
J. James Gaynor	280,000	75	52,500	66,375	78,750	78,750	52,500
Dorothy Cipolla	190,000	37.5	17,813	22,520	26,719	26,719	17,813
Alan Symmons	200,000	37.5	18,750	23,706	28,125	28,125	18,750

Discretionary Performance Awards

In order to determine a participant’s Discretionary Performance Award, the portion of such participant’s annual base salary applicable to the Discretionary Performance Award calculation (25% in the case of Mr. Gaynor and 12.5% in the case of Ms. Cipolla and Mr. Symmons), was used as a baseline for determining the bonus opportunity for the Discretionary Performance Award (the “Discretionary Baseline”). The Discretionary Baseline is $70,000, $47,500 and $50,000 or Mr. Gaynor, Ms. Cipolla, and Mr. Symmons, respectively.

The Discretionary Performance Awards are discretionary awards made by our Compensation Committee that are based on achievement of certain corporate goals set by the Compensation Committee for fiscal 2016. At the end of fiscal 2016, our Chief Executive Officer provided an executive summary to the Compensation Committee, which summarized our achievements with respect to each such corporate goal. The Compensation Committee determined whether the corporate goals were met and whether Discretionary Performance Awards would be made.

For fiscal 2016, the corporate goals included: (i) the execution of our plan to increase infrared capacity and reduce our costs with respect to our infrared lenses, (ii) the expansion, improvement, and reorganization our sales and marketing organization, (iii) increased investor awareness, and (iv) the identification of potential acquisition growth targets.

After reviewing our Chief Executive Officer’s executive summary, the Compensation Committee determined that for fiscal 2016, each named executive officer met the corporate goals established with respect to the Discretionary Performance Award. Accordingly, under the formula used to calculate each named executive officer’s Discretionary Performance Award bonus (Discretionary Baseline x 100%, if the goals are met), each named executive officer earned a Discretionary Performance Award as follows:

Participant	Discretionary Baseline ($)	Total Amount Earned ($)
J. James Gaynor	70,000	70,000
Dorothy Cipolla	47,500	47,500
Alan Symmons	50,000	50,000

Payment of Awards

Corporate Performance Awards are paid 50% in cash and 50% in stock options; however, the Compensation Committee retains the discretion to adjust the percentage of the Corporate Performance Award paid in cash and stock options prior to payment.

The Discretionary Performance Awards are stock option grants, which vest in four equal annual installments beginning on the first anniversary of the grant date, and have an exercise price equal to the closing stock price on the day before the grant date plus a premium of 15%. The dollar amount of the award will be divided by the Black-Scholes-Merton value per share to determine the number of stock options to be issued.

2015 Incentive Bonus Program

Our fiscal 2015 incentive bonus program was solely comprised of awards based on the achievement of specific corporate fiscal year financial objectives (the “2015 Performance Award”).

The fiscal 2015 incentive bonus program included different levels of bonus opportunity based on a participant’s position with the Company. For fiscal 2015, Mr. Gaynor was the sole “level one” participant and Ms. Cipolla and Mr. Symmons were the “level two” participants. Bonus opportunities for level one and level two participants for fiscal 2015 were calculated by applying designated portions of their respective annual base salary amounts (the “Potential Baseline”) to formulas for the 2015 Performance Award. For fiscal 2015, 100% of Mr. Gaynor’s base salary was used to calculate his 2015 Performance Award. For fiscal 2015, 75% of Ms. Cipolla’s and Mr. Symmons’ respective base salary amounts were used to calculate their respective 2015 Performance Awards. Accordingly, the Potential Baseline was $280,000, $142,500, and $150,000 for Mr. Gaynor, Ms. Cipolla, and Mr. Symmons, respectively.

The 2015 Performance Awards were based on three performance goals specified by the Compensation Committee at the time the bonus program was established for fiscal 2015: (i) revenues, (ii) gross margin, and (iii) EBITDA.

The maximum 2015 Performance Award bonus opportunity was based on the revenue performance goal, varying from a potential bonus opportunity of 25% of the Potential Baseline, if we had revenues equal to $12.2 million, to a potential bonus opportunity of 100% of the Potential Baseline, if we had revenues equal to or exceed $13.5 million. Our revenues in fiscal 2015 were approximately $13.7 million, and, therefore the revenue performance goal was met at 100%. Accordingly, each named executive officer’s maximum 2015 Performance Award bonus opportunity was equal to 100% their respective Potential Baselines (the “2015 Baseline”). The 2015 Baseline was $280,000, $142,500, and $150,000 for Mr. Gaynor, Ms. Cipolla, and Mr. Symmons, respectively.

The portion of the 2015 Baseline earned was determined by the achievement of certain gross margin and EBITDA performance goals, with each performance goal tied to 50% of the 2015 Baseline. The gross margin component was based on achieving a gross margin percentage of 44%. If our gross margin percentage was below the target, then no amount was earned. If our gross margin percentage for fiscal 2015 equaled or exceeded the target, then the named executive officers earned a bonus equal to such officer’s 2015 Baseline multiplied by 50%. For fiscal 2015, our actual gross margin percentage equaled 44%. Accordingly, under the formula used to calculate each named executive officer’s gross margin component (2015 Baseline x 50%), Mr. Gaynor earned $140,000, Ms. Cipolla earned $71,250, and Mr. Symmons earned $75,000.

The EBITDA component was based on achieving EBITDA of $950,000. If EBITDA was below the target, then no amount was earned. If EBITDA for fiscal 2015 equaled or exceeded the target, then the named executive officers earned a bonus equal to such officer’s 2015 Baseline multiplied by 50%. For fiscal 2015, our actual EBITDA equaled ($144,272). Accordingly, we did not meet the EBITDA goal.

The following table sets forth (i) each named executive officer’s base salary for fiscal 2015, (ii) the percentage of base salary, and the corresponding dollar amount used in the calculation of the 2015 Performance Award bonus, (iii) the 2015 Baseline and (iv) the amount earned with respect to the gross margin component and the EBITDA component:

Participant	Total 2015 Base Salary ($)	Base Salary for 2015 Performance Award Calculation (%)	Potential Baseline ($)	2015 Baseline ($)	Gross Margin Component ($)	EBITDA Component ($)
J. James Gaynor	280,000	100	280,000	280,000	140,000	—
Dorothy Cipolla	190,000	75	142,500	142,500	71,250	—
Alan Symmons	200,000	75	150,000	150,000	75,000	—

Payments of Awards

The 2015 Performance Awards were paid 50% in cash and 50% in stock options. The Compensation Committee retained the discretion to adjust the percentage of the 2015 Performance Award paid in cash and stock options prior to payment; however, the Compensation Committee did not exercise such discretion.

The stock options vested immediately upon issuance. The exercise price equaled the closing stock price on the day before the grant date. The dollar amount of the award was divided by the Black-Scholes-Merton value per share to determine the number of stock options that were issued.

Additional details regarding the stock options granted to each named executive officer is set forth below.

J. James Gaynor

Stock Option Grants (1)				Compensation Expense (2)
Grant Date	Number of Shares	Number of Vested Shares		Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $	Projected Fiscal 2020 $
11/3/2010	25,000	25,000	(3)	2,797	—	—	—	—	—
10/27/2011	40,000	40,000	(3)	6,992	1,747	—	—	—	—
10/25/2012	40,000	20,000	(3)	4,752	4,752	1,188	—	—	—
1/31/2013	13,000	9,750	(3)	1,355	1,355	677	—	—	—
10/31/2013	50,000	25,000	(3)	8,772	8,772	8,772	2,192	—	—
10/30/2014	50,000	12,500	(3)	6,330	8,439	8,439	8,439	2,109	—
10/29/2015	55,556	55,556	(4)	69,864	—	—	—	—	—
10/29/2015	23,000	—	(3)	—	3,146	4,194	4,194	4,194	1,048
				100,862	28,211	23,270	14,825	6,303	1,048

(1)	This table does not include the stock options award equal to $208,188 that Mr. Gaynor earned, but has not received,based on the achievement of certain performance goals in fiscal 2016.
(2)	Compensation expense for grants of stock options is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	Represents the number of shares vested as of June 30, 2016. One-fourth of the stock option shares vests on each of the first, second, third and fourth anniversaries of the grant date.
(4)	Represents the number of shares vested as of June 30, 2016. The stock options, which were earned based on the achievement of certain performance goals in fiscal 2015, were granted in fiscal 2016 and vested immediately. The expense associated with such stock options was accrued in fiscal 2015.

Dorothy Cipolla

Stock Option Grants (1)				Compensation Expense (2)
Grant Date	Number of Shares	Number of Vested Shares		Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $	Projected Fiscal 2020 $
11/3/2010	9,000	9,000	(3)	1,007	—	—	—	—	—
10/27/2011	12,500	12,500	(3)	2,185	545	—	—	—	—
10/25/2012	12,500	9,375	(3)	1,485	1,485	371	—	—	—
1/31/2013	4,000	3,000	(3)	417	417	208	—	—	—
10/31/2013	15,000	7,500	(3)	2,632	2,632	2,632	658	—	—
10/30/2014	15,000	3,750	(3)	1,898	2,532	2,532	2,532	633	—
10/29/2015	28,274	28,274	(4)	35,556	—	—	—	—	—
10/29/2015	7,000	—	(3)	—	958	1,276	1,276	1,276	318
				45,180	8,569	7,019	4,466	1,909	318

(1)	This table does not include the stock options award equal to $70,635 that Ms. Cipolla earned, but has not received, based on the achievement of certain performance goals in fiscal 2016.
(2)	Compensation expense for grants of stock options is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	Represents the number of shares vested as of June 30, 2016. One-fourth of the stock option shares vests on each of the first, second, third and fourth anniversaries of the grant date.
(4)	Represents the number of shares vested as of June 30, 2016. The stock options, which were earned based on the achievement of certain performance goals in fiscal 2015, were granted in fiscal 2016 and vested immediately. The expense associated with such stock options was accrued in fiscal 2015.

Alan Symmons

Stock Option Grants (1)			Compensation Expense (2)
Grant Date	Number of Shares	Number of Vested Shares		Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $	Projected Fiscal 2020 $
11/3/2010	7,000	7,000	(3)	784	—	—	—	—	—
10/27/2011	12,500	12,500	(3)	2,185	545	—	—	—	—
10/25/2012	12,500	9,375	(3)	1,485	1,485	371	—	—	—
1/31/2013	4,000	3,000	(3)	417	417	208	—	—	—
10/31/2013	15,000	7,500	(3)	2,632	2,632	2,632	658	—	—
10/30/2014	15,000	3,750	(3)	1,898	2,532	2,532	2,532	633	—
1/12/2015	10,000	2,500	(4)	787	1,572	1,572	1,569	784	—
10/29/2015	29,762	29,762	(3)	37,427	—	—	—	—	—
10/29/2015	7,000	—		—	958	1,276	1,276	1,276	318
				47,615	10,141	8,591	6,035	2,693	318

(1)	This table does not include the stock options award equal to $74,353 that Mr. Symmons earned, but has not received, based on the achievement of certain performance goals in fiscal 2016.
(2)	Compensation expense for grants of stock options is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	Represents the number of shares vested as of June 30, 2016. One-fourth of the stock option shares vests on each of the first, second, third and fourth anniversaries of the grant date.
(4)	Represents the number of shares vested as of June 30, 2016. The stock options, which were earned based on the achievement of certain performance goals in fiscal 2015, were granted in fiscal 2016 and vested immediately. The expense associated with such stock options was accrued in fiscal 2015.

Potential Payments Upon Termination or Change-of-Control

Mr. Gaynor is our only named executive officer entitled to any payments upon termination. If Mr. Gaynor is terminated without cause, he is entitled to a severance payment equal to three months’ salary, as well as three months’ paid COBRA benefits.

All of our named executive officers are entitled to certain payments in the event of a change-of-control. The following table sets forth the change-of-control payments due to each of our named executive officers.

Executive Officer	Amount of Payment Upon A Change of Control (1)
J. James Gaynor (2)	$560,000
Dorothy Cipolla (3)	$47,500
Alan Symmons (3)	$50,000

(1)	A change-of-control is defined as any of the following transactions occurring:

●	The dissolution or liquidation of the Company;

●	Our stockholders approve an agreement providing for a sale, lease or other disposition of all or substantially all of our assets and the transactions contemplated by such agreement are consummated;

●	A merger or a consolidation in which we are not the surviving entity;

●	Any person acquires the beneficial ownership of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors; and

●	The individuals who, prior to the transaction, are members of the Board (the “Incumbent Board”) cease for any reason to constitute at lease fifty percent (50%) of the Board, except that if the election of or nomination for election by the stockholders of any new director was approved by a vote of at least fifty percent (50%) of the Incumbent Board, such new director shall be deemed to be a member of the Incumbent Board.

Notwithstanding the foregoing, a public offering of our common stock shall not be considered a change-of-control.

(2)	Mr. Gaynor is entitled to twenty-four months’ compensation in the event of a change-of-control. Payments made pursuant to a change-of-control to Mr. Gaynor would be paid in a lump sum and would only be paid out in the event Mr. Gaynor was no longer employed by us. All of Mr. Gaynor’s unvested stock options immediately vest upon a change-of-control.

(3)	Ms. Cipolla and Mr. Symmons are entitled to three months’ compensation in the event of a change-of-control. Payments made pursuant to a change-of-control to Ms. Cipolla or Mr. Symmons would occur according to our normal payroll schedule and would only be paid out in the event they were no longer employed by us.

Outstanding Equity Awards at Fiscal Year-End

(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(e) Option Exercise Price ($)	Vesting Schedule	(f) Option Expiration Date
J. James Gaynor (1)	15,000	—	$3.47	2 year cliff	7/24/2016
	20,000	—	$4.80	25%/yr for 4 yrs	10/27/2016
	15,000	—	$3.05	25%/yr for 4 yrs	11/6/2017
	30,000	—	$2.10	25%/yr for 4 yrs	1/31/2018
	50,000	—	$2.66	25%/yr for 4 yrs	2/4/2020
	25,000	—	$2.69	25%/yr for 4 yrs	11/3/2020
	40,000	—	$1.39	25%/yr for 4 yrs	10/27/2021
	30,000	10,000	$0.98	25%/yr for 4 yrs	10/25/2022
	9,750	3,250	$0.87	25%/yr for 4 yrs	1/31/2023
	25,000	25,000	$1.41	25%/yr for 4 yrs	10/31/2023
	12,500	37,500	$1.37	25%/yr for 4 yrs	10/30/2024
	—	23,000	$1.48	25%/yr for 4 yrs	10/29/2025
	55,556	—	$1.48	immediate	10/29/2025
Dorothy Cipolla (2)	20,000	—	$4.80	25%/yr for 4 yrs	10/27/2016
	10,000	—	$3.05	25%/yr for 4 yrs	11/6/2017
	10,000	—	$2.66	25%/yr for 4 yrs	2/4/2020
	9,000	—	$2.69	25%/yr for 4 yrs	11/3/2020
	12,500	—	$1.39	25%/yr for 4 yrs	10/27/2021
	9,375	3,125	$0.98	25%/yr for 4 yrs	10/25/2022
	3,000	1,000	$0.87	25%/yr for 4 yrs	1/31/2023
	7,500	7,500	$1.41	25%/yr for 4 yrs	10/31/2023
	3,750	11,250	$1.37	25%/yr for 4 yrs	10/30/2024
	28,274	—	$1.48	immediate	10/29/2025
	—	7,000	$1.48	25%/yr for 4 yrs	10/29/2025
Alan Symmons (3)	5,000	—	$5.24	4 year cliff	10/18/2016
	5,000	—	$3.27	25%/yr for 4 yrs	12/3/2017
	10,000	—	$2.66	25%/yr for 4 yrs	2/4/2020
	7,000	—	$2.69	25%/yr for 4 yrs	11/3/2020
	12,500	—	$1.39	25%/yr for 4 yrs	10/27/2021
	9,375	3,125	$0.98	25%/yr for 4 yrs	10/25/2022
	3,000	1,000	$0.87	25%/yr for 4 yrs	1/31/2023
	7,500	7,500	$1.41	25%/yr for 4 yrs	10/31/2023
	3,750	11,250	$1.37	25%/yr for 4 yrs	10/30/2024
	2,500	7,500	$1.27	25%/yr for 4 yrs	1/12/2025
	29,762	—	$1.48	immediate	10/29/2025
	—	7,000	$1.48	25%/yr for 4 yrs	10/29/2025

(1)	This table does not include the stock options award equal to $208,188 that Mr. Gaynor earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2016.
(2)	This table does not include the stock options award equal to $70,635 that Ms. Cipolla earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2016.
(3)	This table does not include the stock options award equal to $74,353 that Mr. Symmons earned, but has not yet received, based on the achievement of certain performance goals in fiscal 2016.

The stock options were issued pursuant to the Plan and have a ten year life. The options will terminate 90 days after termination of employment, or in the case of termination due to death or permanent disability, the options will terminate one year after the date of termination.

Director Compensation

Director Summary Compensation Table

The table below summarizes the compensation paid by us to non-employee directors for fiscal 2016. Dr. Zhu served as a director during fiscal 2016; however, he resigned effective September 6, 2016.

Name (1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)		(c)	(g)		(h)
Robert Ripp	$94,000		$50,001	$—		$144,001
Sohail Khan	$34,000		$50,001	$—		$84,001
Dr. Steven Brueck	$30,000		$50,001	$—		$80,001
Louis Leeburg	$38,000		$50,001	$—		$88,001
M. Scott Faris	$30,000		$50,001	$—		$80,001
Dr. Xudong Zhu	$30,000		$50,001	$—		$80,001
Craig Dunham	$7,500	(4)	$—	$72,501	(5)	$80,001

(1)	J. James Gaynor, our President and Chief Executive Officer during fiscal 2016, is not included in this table as he was an employee, and, thus, received no compensation for his services as a director. The compensation received by Mr. Gaynor as an employee is disclosed in the Summary Compensation Table on page 29.

(2)	Total fees earned for fiscal 2016 includes all fees earned, including earned but unpaid fees. The amounts of unpaid fees for each director are as follows: Mr. Ripp - $23,500, Mr. Leeburg - $9,500, Dr. Brueck - $7,500, Mr. Khan - $8,500, Mr. Faris - $7,500, Dr. Zhu - $7,500, and Mr. Dunham - $7,500.

(3)	Reflects the fair value amount for RSUs granted for the fiscal year ended June 30, in accordance with ASC Topic 718.

(4)	Mr. Dunham was appointed as a director in April 2016; therefore the amount reflects solely the compensation paid to Mr. Dunham as a director.

(5)	Mr. Dunham served as a consultant to the Board starting in March 2014 until he was appointed to the Board in April 2016 and was paid compensation equal to our Board members during this period. The amount reflects compensation paid to Mr. Dunham as a consultant, of which $22,500 was in cash and $50,001 was in restricted stock units.

Discussion of the Summary Compensation Table of Directors

The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the previous table. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as a director as well as the skill-level required by us of members of our Board.

Cash Compensation Paid to Board Members

During fiscal 2016, directors received a monthly retainer of $2,500. There are no meeting attendance fees paid unless, by action of the Board, such fees are deemed advisable due to a special project or other effort requiring extra-normal commitment of time and effort. Additionally, fees are paid to the Chairman of the Board and Committee Chairmen for their additional responsibilities in overseeing their respective functions. The following table sets forth the annual fees paid to each director for fiscal 2016:

Name	Board Fee	Chairman Fee	Committee Chair Fee	Total Fees Earned for Fiscal Year 2015
Robert Ripp	$30,000	$60,000	$4,000	$94,000
J. James Gaynor (1)	$—			$—
Sohail Khan	$30,000		$4,000	$34,000
Steven Brueck	$30,000			$30,000
Louis Leeburg	$30,000		$8,000	$38,000
M. Scott Faris	$30,000			$30,000
Xudong Zhu	$30,000			$30,000
Craig Dunham (2)	$30,000			$30,000

(1)	Mr. Gaynor did not receive any compensation for his service as a director because he is also an employee.

(2)	Mr. Dunham joined the Board in April 2016. Accordingly, Mr. Dunham was only entitled to Board fees of $7,500 for the fourth quarter of fiscal 2016. The remaining $22,500 was earned in his capacity as a consultant to the Board.

Stock Option/Restricted Stock Program

All directors are eligible to receive equity incentives under the Plan, including stock options, restricted stock awards or units. In fiscal 2016, the following directors received grants under the Plan:

	Restricted Stock Units
Name of Director (1)	Number of Units Granted	Grant Date	Fair Value Price Per Share
Dr. Steven Brueck	33,785	10/29/2015	$1.48
Sohail Khan	33,785	10/29/2015	$1.48
Louis Leeburg	33,785	10/29/2015	$1.48
Robert Ripp	33,785	10/29/2015	$1.48
M. Scott Faris	33,785	10/29/2015	$1.48
Dr. Xudong Zhu	33,785	10/29/2015	$1.48
Craig Dunham (2)	33,785	10/29/2015	$1.48
	236,495

(1)	Mr. Gaynor did not receive any compensation for his service as a director because he is also an employee.

(2)	Mr. Dunham joined the Board in April 2016, and, prior to that, served as a consultant to our Board. The restricted stock units were granted to Mr. Dunham as compensation for his consulting services.

Additional details regarding the restricted stock units granted to each director, other than Mr. Gaynor, is set forth below.

Robert Ripp

Restricted Stock Unit			Compensation Expense (1)
Grant Date	Number of Shares	Number of Vested Shares (2)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $
10/27/2011	29,000	29,000	3,358	—	—	—	—
1/31/2013	40,000	40,000	11,534	5,766	—	—	—
10/31/2013	35,460	23,640	16,692	16,692	4,173	—	—
10/30/2014	36,500	12,167	12,457	16,607	16,608	4,151	—
10/29/2015	33,785	—	—	12,501	16,668	16,668	4,165
			44,041	51,566	37,449	20,819	4,165

Positions:	Chairman of the Board, Compensation Committee Chairman, Nominating & Governance Committee Chairman
Committees:	Compensation, Finance and Nominating & Governance Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Sohail Khan

Restricted Stock Unit			Compensation Expense (1)
Grant Date	Number of Shares	Number of Vested Shares (2)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $
10/27/2011	29,000	29,000	3,358	—	—	—	—
1/31/2013	40,000	40,000	11,534	5,766	—	—	—
10/31/2013	35,460	23,640	16,692	16,692	4,173	—	—
10/30/2014	36,500	12,167	12,457	16,607	16,608	4,151	—
10/29/2015	33,785	—	—	12,501	16,668	16,668	4,165
			44,041	51,566	37,449	20,819	4,165

Positions:	Finance Committee Chairman
Committees:	Finance, Compensation and Nominating & Governance Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Dr. Steven Brueck

Restricted Stock Unit			Compensation Expense (1)
Grant Date	Number of Shares	Number of Vested Shares (2)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $
10/27/2011	29,000	29,000	3,358	—	—	—	—
1/31/2013	40,000	40,000	11,534	5,766	—	—	—
10/31/2013	35,460	23,640	16,692	16,692	4,173	—	—
10/30/2014	36,500	12,167	12,457	16,607	16,608	4,151	—
10/29/2015	33,785	—	—	12,501	16,668	16,668	4,165
			44,041	51,566	37,449	20,819	4,165

Committees:	Audit Committee

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Louis Leeburg

Restricted Stock Unit			Compensation Expense (1)
Grant Date	Number of Shares	Number of Vested Shares (2)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $
10/27/2011	29,000	29,000	3,358	—	—	—	—
1/31/2013	40,000	40,000	11,534	5,766	—	—	—
10/31/2013	35,460	23,640	16,692	16,692	4,173	—	—
10/30/2014	36,500	12,167	12,457	16,607	16,608	4,151	—
10/29/2015	33,785	—	—	12,501	16,668	16,668	4,165
			44,041	51,566	37,449	20,819	4,165

Positions:	Audit Committee Chairman
Committees:	Audit and Compensation Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

M. Scott Faris

Restricted Stock Unit			Compensation Expense (1)
Grant Date	Number of Shares	Number of Vested Shares (2)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $
12/23/2011	15,000	15,000	2,061	—	—	—	—
1/31/2013	40,000	40,000	11,534	5,766	—	—	—
10/31/2013	35,460	23,640	16,692	16,692	4,173	—	—
10/30/2014	36,500	12,167	12,457	16,607	16,608	4,151	—
10/29/2015	33,785	—	—	12,501	16,668	16,668	4,165
			42,744	51,566	37,449	20,819	4,165

Committees:	Audit, Finance and Nominating & Governance Committees

(1)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(2)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Craig Dunham (1)

Restricted Stock Unit			Compensation Expense (2)
Grant Date	Number of Shares	Number of Vested Shares (3)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2019 $
10/30/2014	36,500	12,167	12,457	16,607	16,608	4,151	—
10/29/2015	33,785	—	—	12,501	16,668	16,668	4,165
			$12,457	$29,108	$33,276	$20,819	$4,165

Committees:	Audit Committees

(1)

Mr. Dunham served as a consultant to the Board from March 2014 until April 2016. In April 2016, he was appointed as a director. During the time period Mr. Dunham served as a consultant to the Board, he earned compensation equivalent to the compensation paid to the directors. The amounts disclosed include the compensation he earned as a consultant and director.

(2)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Xudong Zhu (1)

Restricted Stock Unit			Compensation Expense (2)
Grant Date	Number of Shares	Number of Vested Shares (3)	Actual Fiscal 2015 $	Actual Fiscal 2016 $	Projected Fiscal 2017 $	Projected Fiscal 2018 $	Projected Fiscal 2018 $
10/29/2015	33,785	—	—	12,502	16,668	16,668	4,165

Committees:	Finance Committee

(1)	Dr. Zhu served as a director and a member of the Finance Committee during fiscal 2016. He resigned effective September 6, 2016.
(2)	Compensation expense for grants of restricted stock units is recognized or expected to be recognized in accordance with ASC Topic 718, Stock Compensation.
(3)	The number of shares vested are as of June 30, 2016. One-third of the restricted stock unit shares vests on each of the first, second and third anniversaries of the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2016, the end of our most recent fiscal year, information regarding (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	3,915,625	$1.21	1,139,429
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 12, 2016, the number and percentage of outstanding shares of our Class A common stock, owned by: (i) each director (which includes all nominees) at such date, (ii) each of the named executive officers named in the Summary Compensation Table for Executive Officers in Item 11 above, (iii) our directors and named executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding Class A common stock. The number of shares of Class A common stock outstanding as of September 12, 2015 was 15,633,258.

The number of shares beneficially owned by each director, named executive officer and greater than 5% beneficial owner is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 12, 2016, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each named executive officer and director and stockholders beneficially owning greater than 5% of our Class A common stock.

	Securities
	Class A Common Stock		Options	Amount of Shares of Class A Common Stock Beneficially Owned		Percent Owned (%)
Name and Address (1)	Restricted (2)	Unrestricted
Robert Ripp, Director	261,445	611,107	30,000	902,552	(3) (4)	5.7%
Louis Leeburg, Director	261,445	67,898	—	329,343		2.1%
Sohail Khan, Director	262,645	—	—	262,645		1.7%
Dr. Steven Brueck, Director	261,445	46,077	—	307,522		1.9%
M. Scott Faris, Director	160,745	—	—	160,745		1.0%
Craig Dunham, Director	70,285	—	—	70,285		*
J. James Gaynor, President & CEO	—	51,504	347,806	399,310	(5)	2.5%
Dorothy Cipolla, CFO, Secretary & Treasurer	—	1,117	126,774	127,891	(6)	*
Alan Symmons, Executive Vice President of Operations	—	4,240	110,887	115,127	(7)	*
All directors and named executive officers currently holding office as a group (9 persons)	1,278,010	781,943	615,467	2,675,420		15.3%

Berg & Berg Enterprises, LLC	—	1,890,298	—	1,890,298		12.1%
Pudong Science and Technology Investment (Cayman) Co., Ltd.	—	2,270,026	—	2,270,026	(8)	14.5%

*Less than 1%

Notes:

(1)	Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors and officers is “in care of” LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, Florida 32826. The address for Berg & Berg Enterprises, LLC, as listed on a Schedule 13G filed February 14, 2008, is 10050 Bandley Drive, Cupertino, California, 94014. The address for Pudong Science and Technology (Cayman) Co. Ltd., as filed on a Schedule 13G filed August 15, 2013, is 13 Building, No. 439, Chunxiao Rd., Zhangjiang High-tech Park, Pudong, Shanghai 201203, People’s Republic of China.
(2)	Restricted stock units awarded to our directors vest over three years. All directors have elected to defer receipt of the vested shares until after they leave the Board, either by reason of resignation, termination, or otherwise. Therefore, these vested shares remain unissued. All of the director’s unvested restricted stock units will vest upon such director’s resignation or termination from the Board. The amounts of restricted stock set forth above reflects both vested and unvested shares included in the restricted stock unit awards. The amounts of vested shares for each director, other than Mr. Gaynor, are as follow: Mr. Ripp – 191,506, Mr. Leeburg – 191,506, Mr. Khan – 192,706, Dr. Brueck – 191,506, Mr. Faris – 90,806, and Mr. Dunham – 12,166.
(3)	Does not include 7,812 shares of Class A common stock and warrants to purchase 15,000 shares of Class A common stock which are owned by trusts for Mr. Ripp’s adult children and for which he disclaims beneficial ownership.
(4)	Includes 30,000 shares of Class A common stock with respect to which Mr. Ripp has the right to acquire. Mr. Ripp holds options that are currently exercisable for an aggregate of 36,100 shares of Class A common stock.
(5)	Includes 362,806 shares of Class A common stock with respect to which Mr. Gaynor has the right to acquire. Mr. Gaynor holds options that are currently exercisable for an aggregate of 362,806 shares of Class A common stock. This amount does not include 63,750 shares of Class A common stock underlying options that remain unvested.

(6)	Includes 126,774 shares of Class A common stock with respect to which Ms. Cipolla has the right to acquire. Specifically, Ms. Cipolla holds options that are currently exercisable for an aggregate of 126,774 shares of Class A common stock. This amount does not include 16,500 shares of Class A common stock underlying options that remain unvested.
(7)	Includes 110,887 shares of Class A common stock with respect to which Mr. Symmons has the right to acquire. Mr. Symmons holds options that are currently exercisable for an aggregate of 110,887 shares of Class A common stock. This amount does not include 21,875 shares of Class A common stock underlying options that remain unvested.
(8)	Pudong Science and Technology Investment (Cayman) Co., Ltd. is wholly owned by Shanghai Pudong Science and Technology Investment Co., Ltd., and for purposes hereof is also deemed as a beneficial owner of the shares.

There are no arrangements known to the Company which may at a subsequent date result in a change-in-control.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

We had no related party transactions since July 1, 2015, which was the beginning of our last fiscal year.

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

Robert Ripp
M. Scott Faris
Craig Dunham
Louis Leeburg
Dr. Steven Brueck
Sohail Khan

Dr. Zhu, one of our directors during fiscal 2016, was also determined to be independent by the Board. Dr. Zhu resigned as a director effective September 6, 2016.

All of the members of the audit finance, nominating and governance and, compensation committees are also independent.

14.	Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by CFR and BDO for the audit of our annual financial statements during the years ended June 30, 2016 and 2015, review of financial statements included in our quarterly reports during the years ended June 30, 2016 and 2015, and fees billed for other services rendered by CFR or BDO, as applicable:

	Fiscal 2016	Fiscal 2015
	BDO	BDO	CFR
Audit Fees (1)	$117,645	$30,975	$76,650
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees (2)	199,981	—	—
Total All Fees	$317,626	$30,975	$76,650

(1)	Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.
(2)	Other fees in fiscal 2016 pertained to work performed concerning the due diligence and audit of ISP. We entered into the Stock Purchase Agreement, by and among ISP, the ISP Stockholders, and us, pursuant to which we will acquire all of the outstanding common stock of ISP upon satisfaction of certain closing conditions.

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by CFR or BDO, as applicable. The Audit Committee has pre-approved all fees for audit and non-audit work performed.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements – See Index on page F-1 of this report

(b)	The following exhibits are filed herewith as a part of this report

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.2	Amended and Restated Bylaws of Registrant	16

4.1	Rights Agreement dated May 1, 1998, between Registrant and Continental Stock Transfer & Trust Company	5

4.2	First Amendment to Rights Agreement dated as of February 28, 2008, between LightPath Technologies, Inc. and Continental Stock Transfer & Trust Company	10

10.1	Amended and Restated Omnibus Incentive Plan dated October 15, 2002	8

10.2	Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, its Chief Executive Officer & President	9

10.3	LightPath Technologies, Inc. Employee Stock Purchase Plan effective January 30, 2015	11

10.4	Form of Common Stock Purchase Warrant dated as of June 11, 2012, issued by LightPath Technologies, Inc. to certain investors	12

10.5	Amended and Restated Loan and Security Agreement dated as of December 23, 2014 between LightPath Technologies, Inc. and AvidBank Corporate Finance, a division of AvidBank	13

10.6	Sixth Amendment to Lease dated as of July 2, 2014 between LightPath Technologies, Inc. and Challenger Discovery LLC	14

10.7	First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015 between LightPath Technologies, Inc. and Avidbank Corporate Finance, a division of Avidbank	17

10.8	Stock Purchase Agreement dated August 3, 2016 by and among LightPath Technologies, Inc, ISP Optics Corporation, Mark Lifshotz and Joseph Menaker**	*

14.1	Code of Business Conduct and Ethics	15

14.2	Code of Business Conduct and Ethics for Senior Financial Officers	15

21.1	Subsidiaries of the Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm	*

24	Power of Attorney	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

10. This exhibit was filed as an exhibit to Amendment No. 1 to the Registration Statement on Form 8A/A filed with the Securities and Exchange Commission on February 25, 2008, and is incorporated herein by reference thereto.

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

15. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2016, and is incorporated herein by reference thereto.

16. This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2015 and is incorporated herein by reference thereto.

17. This exhibit was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 4, 2016 and is incorporated herein by reference thereto.

* filed herewith

** The Schedules to the Stock Purchase Agreement filed as Exhibit 10.8 have been omitted pursuant to Item 601(b)(2) or Regulation S-K. The Registrant hereby undertakes to provide copies of the omitted Schedules to the Securities and Exchange Commission upon request.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

LightPath Technologies, Inc.

We have audited the accompanying consolidated balance sheet of LightPath Technologies, Inc., and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Orlando, Florida
September 15, 2016

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

Assets	June 30, 2016	June 30, 2015
Current assets:
Cash and cash equivalents	$2,908,024	$1,643,920
Trade accounts receivable, net of allowance of $4,598 and $6,282	3,545,871	3,048,754
Inventories, net	3,836,809	3,181,377
Other receivables	209,172	253,880
Prepaid expenses and other assets	652,308	244,075
Total current assets	11,152,184	8,372,006

Property and equipment, net	4,370,045	4,275,552
Other assets	66,964	66,964
Total assets	$15,589,193	$12,714,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,361,914	$1,551,885
Accrued liabilities	328,144	84,039
Accrued payroll and benefits	1,356,255	842,506
Loan payable, current portion	—	51,585
Capital lease obligation, current portion	166,454	166,454
Total current liabilities	3,212,767	2,696,469

Capital lease obligation, less current portion	178,919	310,260
Deferred rent	548,202	512,679
Warrant liability	717,393	1,195,470
Total liabilities	4,657,281	4,714,878

Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 100,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 15,590,945 and 15,235,073 shares issued and outstanding	155,909	152,351
Additional paid-in capital	214,661,617	213,222,950
Accumulated other comprehensive income	126,108	50,680
Accumulated deficit	(204,011,722)	(205,426,337)
Total stockholders’ equity	10,931,912	7,999,644
Total liabilities and stockholders’ equity	$15,589,193	$12,714,522

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended
	2016	2015
Sales, net	$17,272,238	$13,661,569
Cost of sales	7,967,728	7,682,194
Gross margin	9,304,510	5,979,375
Operating expenses:
Selling, general and administrative	6,581,218	5,130,414
New product development	668,840	1,109,095
(Gain) Loss on disposal of equipment	45,037	(1,482)
Total costs and expenses	7,295,095	6,238,027
Operating income (loss)	2,009,415	(258,652)
Other income (expense)
Interest expense	(37,627)	(18,279)
Interest expense - debt costs	—	(13,270)
Change in fair value of warrant liability	(52,454)	(464,039)
Other income (expense)	(305,444)	41,276
Net income (loss) before taxes	1,613,890	(712,964)
Income taxes	199,275	2,316
Net income (loss)	$1,414,615	$(715,280)
Income (loss) per share - basic	$0.09	$(0.05)
Number of shares used in per share calculation- basic	15,401,893	14,711,586
Income (loss) per common share - diluted	0.08	(0.05)
Number of shares used in per share calculation- diluted	16,875,383	14,711,586
Foreign currency translation adjustment	75,428	(1,001)
Comprehensive income (loss)	$1,490,043	$(716,281)

The accompanying notes are an integral part of these consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Years ended June 30, 2016 and 2015

	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comphrehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2014	14,293,305	$142,933	$211,812,134	$51,681	$(204,711,057)	7,295,691
Issuance of common stock for:
Employee Stock Purchase Plan	10,978	110	13,120	—	—	13,230
Private placement of common stock	930,790	9,308	1,112,746	—	—	1,122,054
Stock based compensation on stock options & RSU	—	—	284,950	—	—	284,950
Foreign currency translation adjustment	—	—	—	(1,001)	—	(1,001)
Net loss	—	—	—	—	(715,280)	(715,280)
Balances at June 30, 2015	15,235,073	$152,351	$213,222,950	$50,680	$(205,426,337)	$7,999,644
Issuance of common stock for:
Exercise of warrants	313,081	3,130	388,221	—	—	391,351
Employee Stock Purchase Plan	9,906	99	22,804	—	—	22,903
Exercise of RSU or options	6,077	61	6,369	—	—	6,430
Cashless exercise of warrants	26,808	268	(536)	—	—	(268)
Settlement for Class E shares	—	—	(582)	—	—	(582)
Reclassification of warrant liability upon exercise	—	—	530,531	—	—	530,531
Stock based compensation on stock options & RSU	—	—	491,860	—	—	491,860
Foreign currency translation adjustment	—	—	—	75,428	—	75,428
Net income	—	—	—	—	1,414,615	1,414,615
Balances at June 30, 2016	15,590,945	$155,909	$214,661,617	$126,108	$(204,011,722)	$10,931,912

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$1,414,615	$(715,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	847,990	537,143
Interest from amortization of debt costs	—	13,270
Loss on disposal of property and equipment	45,037	(1,482)
Stock based compensation	348,735	284,950
Provision for doubtful accounts receivable	(289)	(15,745)
Change in fair value of warrant liability	52,454	464,039
Deferred rent	35,523	16,175
Changes in operating assets and liabilities:
Trade accounts receivables	(650,753)	(560,810)
Other receivables	40,597	(53,838)
Inventories	(916,899)	22,130
Prepaid expenses and other assets	(415,444)	1,556
Accounts payable and accrued liabilities	724,147	90,074
Net cash provided by operating activities	1,525,713	82,182
Cash flows from investing activities
Purchase of property and equipment	(1,131,098)	(688,798)
Proceeds from sale of equipment	5,916	—
Net cash used in investing activities	(1,125,182)	(688,798)
Cash flows from financing activities
Proceeds from exercise of stock options	6,430	—
Proceeds from sale of common stock, net of costs of $181,052	—	1,122,054
Proceeds from sale of common stock from employee stock purchase plan	22,903	13,230
Settlement for Class E Shares	(582)	—
Proceeds from exercise of warrants, net of costs	391,083	—
Net payments on loan payable	(51,585)	(113,472)
Payments on capital lease obligations	(131,341)	(59,412)
Net cash provided by financing activities	236,908	962,400
Effect of exchange rate on cash and cash equivalents	626,665	91,056
Change in cash and cash equivalents	1,264,104	446,840
Cash and cash equivalents, beginning of period	1,643,920	1,197,080
Cash and cash equivalents, end of period	$2,908,024	$1,643,920
Supplemental disclosure of cash flow information:
Interest paid in cash	$37,627	$18,280
Income taxes paid	$4,296	$2,316
Supplemental disclosure of non-cash investing & financing activities:
Landlord credits for leasehold improvements	—	$420,014
Purchase of equipment through capital lease arrangements	—	$523,660
Derecognition of liability associated with stock option grants	$143,125	—

The accompanying notes are an integral part of these unaudited consolidated statements.

1.	Organization and History

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

The Company files U.S. Federal income tax returns, and returns in various states and foreign jurisdictions. The Company’s open tax years subject to examination by the Internal Revenue Service and the Florida Department of Revenue generally remain open for three years from the date of filing.

Our cash, cash equivalents totaled $2.91million at June 30, 2016. Of this amount, approximately 50% was held by our foreign subsidiaries in China. These foreign funds were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of June 30, 2016, we have retained earnings of $2.26 million and we need to have $11.3 million before repatriation will be allowed. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if United States taxes have not been previously provided on the related earnings, we would provide for and pay additional United States taxes at the time we change our intention with regard to the reinvestment of those earnings.

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue. Revenue recognized from equipment leasing is recognized over the lease term based on straight-lining of total lease payments. Equipment leasing revenue was approximately $11,500 for the year ended June 30, 2016, and was included in sales on the accompanying consolidated statement of comprehensive income (loss). Equipment under lease of $55,210, was included in property and equipment, net as of June 30, 2016, on the accompanying consolidated balance sheet.

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

Fair value of financial instruments. The Company accounts for financial instruments in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”) , which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016.

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

Derivative financial instruments. The Company accounts for derivative instruments in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. The fair value of the June 2012 warrants is estimated using the Lattice option-pricing model.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under the International Financial Reporting Standards. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30), which clarifies ASU 2015-03 by stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 was effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 was permitted for financial statements that have not been previously issued. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

3.	Inventories – net

The components of inventories include the following:

	June 30, 2016	June 30, 2015

Raw materials	$1,791,791	$1,730,153
Work in process	1,269,539	919,444
Finished goods	1,171,343	812,643
Reserve for obsolescence	(395,864)	(280,863)
	$3,836,809	$3,181,377

During fiscal 2016 and 2015, the Company evaluated all reserved items and disposed of $24,590 and $85,261, respectively, of inventory parts and wrote them off against the reserve for obsolescence.

The value of tooling in raw materials was approximately $1.16 million at June 30, 2016 and approximately $1.06 million at June 30, 2015.

4.	Property and Equipment – net

Property and equipment consist of the following:

	Estimated Life (Years)	June 30, 2016	June 30, 2015
Manufacturing equipment	5 - 10	$6,818,382	$5,796,912
Computer equipment and software	3 - 5	339,723	327,920
Furniture and fixtures	5	92,705	105,402
Leasehold improvements	5 - 7	1,225,099	1,711,018
Construction in progress		597,452	886,624
Total property and equipment		9,073,361	8,827,876

Less accumulated depreciation and amortization		4,703,316	4,552,325
Total property and equipment, net		$4,370,045	$4,275,551

During fiscal 2015, we extended our Orlando lease term and received a tenant improvement allowance from the landlord of $420,014. This allowance was used to construct improvements and was recorded as leasehold improvements and deferred rent liability. It is being amortized over the corresponding lease term.

5.	Accounts Payable

The accounts payable balance includes $69,250 and $56,500 representing earned but unpaid board of directors’ fees as of June 30, 2016 and 2015, respectively.

6.	Stockholders’ Equity

The Company’s authorized capital stock consists of 45,000,000 shares, divided into 40,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

Of the 5,000,000 shares of preferred stock authorized, the board of directors has previously designated:

●	250 shares of preferred stock as Series A Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A common stock and may not be reissued;
●	300 shares of our preferred stock as Series B Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A common stock and may not be reissued;
●	500 shares of our preferred stock as Series C Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A common stock and may not be reissued;
●	100,000 shares of our preferred stock as Series D Preferred Stock, none of which have been issued; however in 1998, our board of directors declared a dividend distribution as a right to purchase one share of Series D Preferred Stock for each outstanding share of Class A common stock. The stockholders of Series D Preferred Stock are entitled to one vote for each share held; and
●	500 shares of our preferred stock as Series F Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A common stock and may not be reissued.

Of the 40,000,000 shares of common stock authorized, the board of directors has previously designated 34,500,000 shares authorized as Class A common. The stockholders of Class A common stock are entitled to one vote for each share held. The remaining 5,500,000 shares of authorized common stock were designated Class E-1 common stock, Class E-2 common stock, or Class E-3 common stock, all previously outstanding shares of which have been previously redeemed or converted into shares of Class A common.

At June 30, 2016, the Company had outstanding warrants to purchase up to 1,080,371 shares of Class A common stock at $1.26 per share at any time through December 11, 2017 issued in connection with a private placement in fiscal 2012.

During fiscal 2016, the Company received approximately $391,351 in net proceeds from the exercise of warrants. The Company issued 313,081 shares of Class A common stock in connection with these exercises. The exercise price was $1.26 per share of Class A common stock. During fiscal 2016, warrants to purchase 101,549 shares of Class A common stock, at an exercise price of $2.48 per share, expired.

7.	Income Taxes

Due to the Company’s previous losses from domestic operations, the Company had no provision for U.S. income taxes during the years ended June 30, 2016 and 2015. All net loss carryforwards for both China locations are now exhausted and a provision for taxes due in China of approximately $199,000 and $2,000 has been recorded for the years ending June 30, 2016 and 2015, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2016	2015
Deferred tax assets:

Net operating loss and credit carryforwards	$32,440,000	$33,279,000
Intangible assets	—	6,000
Stock-based compensation	813,000	—
Capital loss and R&D credits	1,517,000	1,500,000
Research development expenses	576,000	657,000
Inventory	177,000	135,000
Accrued expenses and other	492,000	306,000

Gross deferred tax assets	36,015,000	35,883,000
Valuation allowance for deferred tax assets	(35,971,000)	(35,789,000)

Total deferred tax assets	44,000	94,000
Deferred tax liabilities:
Depreciation and other	(44,000)	(94,000)
Total deferred tax liabilities	(44,000)	(94,000)
Net deferred tax liability	$—	$—

The reconciliation of income tax attributable to operations computed at the United States federal statutory tax rates and the actual tax provision of zero results primarily from the change in the valuation allowance.

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $86.2 million prior to the expiration of net operating loss carry-forwards from 2019 through 2035. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $35,971,000 at June 30, 2016, a decrease of approximately $182,000 over June 30, 2015.

At June 30, 2016, in addition to net operating loss carry forwards, the Company also has research and development credit carry forwards of approximately $1,500,000, of which $38,505 will expire in fiscal 2019 and the remainder will expiration from 2020 through 2036. A portion of the net operating loss carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383 which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

The Company utilized all net operating loss carry forwards in China during fiscal 2016. We are now accruing income taxes in China. The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. No deferred tax provision has been recorded for China as the effect is deemed de minimis.

8.	Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Plan included several available forms of stock compensation of which incentive stock options, non-qualified stock options and restricted stock units have been granted to date.

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Award Shares Outstanding at June 30, 2016	Available for Issuance at June 30, 2016
Amended and Restated Omnibus Incentive Plan	3,915,625	2,131,055	1,139,429
Employee Stock Purchase Plan	400,000	—	390,094
	4,315,625	2,131,055	1,529,523

The 2004 Employee Stock Purchase Plan (“ESPP”) permitted employees to purchase common stock through payroll deductions, not to exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event could any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee could purchase no more than 4,000 shares on any purchase date within an offering period of 12 months and 2,000 shares on any purchase date within an offering period of six months. The ESPP expired on December 6, 2014, and was replaced by the LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”), which was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of $2,303 and $1,356 for fiscal 2016 and 2015, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements comprehensive income (loss).

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each stock option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The ESPP or the 2014 ESPP fair value is the market value of the Company’s stock when issued, as described above.

For stock options and restricted stock units (“RSUs”) granted in the years ended June 30, 2016 and 2015, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year ended June 30, 2016	Year ended June 30, 2015
Expected volatility	68% - 103%	103% - 104%
Weighted average expected volatility	68% - 103%	103% - 104%
Dividend yields	0%	0%
Risk-free interest rate	0.37% - 1.49%	1.64% - 1.77%
Expected term, in years	4.29 - 7.50	7.49

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the years ended June 30, 2016 and 2015. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share Based Payment Awards—A summary of the activity for share-based payment awards in the years ended June 30, 2016 and 2015 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contract Life (YRS)	Shares	Weighted Average Remaining Contract Life (YRS)
June 30, 2014	654,158	$2.25	5.5	856,300	0.9

Granted	103,000	$1.35	9.4	219,000	2.3
Exercised	—	—	—	—	—
Cancelled/Forfeited	(34,675)	$3.06	2.9	—	—
June 30, 2015	722,483	$2.08	5.3	1,075,300	0.9

Granted	155,592	$1.49	9.4	236,495	2.3
Exercised	(6,077)	$1.07	3.7	—	—
Cancelled/Forfeited	(52,738)	$3.26	—	—	—
June 30, 2016	819,260	$1.90	5.6	1,311,795	0.9

Awards exercisable/vested as of
June 30, 2016	637,010	$2.06	4.8	870,196	—

Awards unexercisable/unvested as of
June 30, 2016	182,250	$1.35	8.2	441,599	0.9
	819,260			1,311,795

The total intrinsic value of share options exercised for years ended June 30, 2016 and 2015 was $9,919 and $0, respectively.

The total intrinsic value of shares options outstanding and exercisable at both June 30, 2016 and 2015 was $148,000 and $86,000, respectively.

The total fair value of shares options vested during the years ended June 30, 2016 and 2015 was $234,000 and $122,000, respectively.

The total intrinsic value of RSUs exercised was $0 during both years ended June 30, 2016 and 2015.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2016 and 2015 was $1.51 million and $1.18 million, respectively.

The total fair value of RSUs vested during the years ended June 30, 2016 and 2015 was $389,000 and $200,000, respectively.

As of June 30, 2016 there was $494,555 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. The cost expected to be recognized as follows:

	Stock Options	Restricted Stock Share/ Units	Total

Year ended June 30, 2017	42,434	237,187	279,621

Year ended June 30, 2018	28,667	141,580	170,247

Year ended June 30, 2019	12,929	29,153	42,082

Year ended June 30, 2020	2,605	—	2,605
	$86,635	$407,920	$494,555

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

The Company issues new shares of common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of June 30, 2016 and 2015 and changes during the two years then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted- Average Grant Date Fair Values (per share)
June 30, 2014	193,000	354,303	547,303	$1.18
Granted	103,000	219,000	322,000	$1.30
Vested	(71,500)	(169,433)	(240,933)	$1.28
Cancelled/Forfeited	—	—	—	—
June 30, 2015	224,500	403,870	628,370	$1.10
Granted	155,592	236,495	392,087	$1.39
Vested	(197,842)	(198,766)	(396,608)	$1.21
Cancelled/Forfeited	—	—	—	—
June 30, 2016	182,250	441,599	623,849	$1.35

Acceleration of Vesting—The Company does not generally accelerate the vesting of any stock options.

Financial Statement Effects and Presentation—The following table shows total stock-based compensation expense for the years ended June 30, 2016 and 2015 included in the Consolidated Statement of Comprehensive Income (Loss):

	Year ended June 30, 2016	Year ended June 30, 2015

Stock options	$49,293	$53,584
RSU	299,442	231,367
Total	$348,735	$284,951

The amounts above were included in:
Selling, general & administrative	$347,206	$283,962
Cost of sales	316	158
New product development	1,213	831
	$348,735	$284,951

9.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings per share are described in the following table:

	Year ended June 30,
	2016	2015

Net income (loss)	$1,414,615	$(715,280)
Weighted average common shares outstanding:
Basic	15,401,893	14,711,586
Effect of dilutive securities:
Options to purchase common stock	71,859	—
Restricted stock units	944,274	—
Common stock warrants	457,357	—
Diluted	16,875,383	14,711,586

Earnings (Loss) per common share:
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)
Excluded from computation:
Options to purchase common stock	718,684	703,721
Restricted stock units	289,982	1,002,700
Common stock warrants	848,927	1,916,671
	1,857,593	3,623,092

10.	Defined Contribution Plan

The Company discontinued its profit sharing plan that permitted participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, in January 2009. Effective January 1, 2009, the Company transferred all plan assets to the ADP Total Source 401(k) plan. The ADP plan is a defined 401(k) contribution plan which all employees, over the age of 21, are eligible to participate in after three months of employment. The Company matched 25% of the first 6% of employee contributions until February 27, 2009, when the match was eliminated. Currently, there are 24 employees who are enrolled in this program. The 401(k) contribution plan is administered by a third party. Annual discretionary contributions, if any, are made by the Company to match a portion of the funds employees contribute. The Company made no matching contributions during the years ended June 30, 2016 and 2015.

11.	Lease Commitments

The Company has operating leases for office space. At June 30, 2015, the Company has a lease agreement for its manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there are two 3-year extension options exercisable by the Company. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the sixth lease amendment.

The Company received $420,014 in a leasehold improvement allowance in fiscal 2015. This amount is included in the property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $60,720 as of June 30, 2016.

As of June 30, 2016, the Company, through its wholly-owned subsidiary, LPOI, has a lease agreement for an office facility in Shanghai, China (the “China Lease”). The China Lease expires October 2017.

As of June 30, 2016, the Company, through its wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2014 and 2015, the Company entered into four capital lease agreements, with three to five year terms, for computer and manufacturing equipment, which are included as part of Property and Equipment. Assets under capital lease include approximately $547,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $202,000 as of June 30, 2016. Amortization related to capital leases is included in depreciation expense.

Rent expense totaled $529,341 and $581,679 during the years ended June 30, 2016 and 2015, respectively.

The approximate future minimum lease payments under capital and operating leases at June 30, 2016 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease

2017	$169,322	$378,000
2018	167,335	376,000
2019	39,000	370,000
2020	6,825	357,000
2021	—	365,000
2022 and beyond	—	311,000
Total minimum payments	382,482	$2,157,000

Less imputed interest	(37,109)
Present value of minimum lease payments included in capital lease obligations	345,373
Less current portion	166,454
Non-current portion	$178,919

12.	Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

13.	Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of $126,108 and $50,680 at June 30, 2016 and 2015, respectively. The Company as of June 30, 2016 had approximately $11,311,000 in assets and $9,942,000 in net assets located in China. The Company as of June 30, 2015 had approximately $8,862,000 in assets and $7,305,000 in net assets located in China.

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

In fiscal 2016, sales to three customers comprised an aggregate of approximately 25% of our annual sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

In fiscal 2015, sales to three customers comprised an aggregate of approximately 27% of our annual sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

15.	Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase up to 1,457,892 shares of our Class A common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 (the “June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. The Company accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if the Company issues or sell shares of its Class A common stock at a price that is less than the then-current warrant exercise price, the June 2012 Warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to the Company’s Class A common stock.

The fair value of the outstanding June 2012 Warrants was re-measured on June 30, 2016 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are either fully exercised or expire. The change in fair value of the June 2012 Warrants is recorded in the statement of operations and comprehensive loss and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	June 30, 2016
Equivalent volatility	75.50%
Equivalent interest rate	0.50%
Floor	$1.1500
Greater of estimated stock price or floor	$1.1500
Probability price < strike price	55.90%
Fair value of call	$0.7900
Probability of fundamental transaction occuring	5%

All warrants issued by the Company other than the above noted June 2012 Warrants are classified as equity.

The warrant liabilities are considered a recurring Level 3 fair value measurement, with a fair value of approximately $717,000 at June 30, 2016.

The following table summarizes the activity of Level 3 financial instruments measured on a recurring basis for the year ended June 30, 2016:

Warrant Liability
Fair value, June 30, 2015	$1,195,470
Exercise of common stock warrants	(530,531)
Change in fair value of warrant liability	52,454
Fair value, June 30, 2016	$717,393

16.	Loan Payable

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

Avid Bank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. As of June 30, 2016 and 2015, the principal outstanding on the Invoiced Based Line was $0 and $51,585, respectively.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.50% at June 30, 2016). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

In connection with the closing, we sold to Pudong Investment 930,790 shares of Class A common stock at a price of $1.40 per share, which was adjusted from the initial per share purchase price of $1.62 pursuant to the terms of the SPA. We received gross cash proceeds from the issuance of the Class A common stock in the amount of approximately $1,303,000 and incurred costs of $180,946. We used the sale proceeds of the sale to provide working capital in support of its continued growth, particularly new product development, sales and marketing of its infrared product line, and capital expenditures related to the acquisition of new equipment.

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

18.	Technology Transfer and License Agreement

On April 28, 2015, we entered into a Technology Transfer and License Agreement (“License Agreement”) with one of our specialty products customers (the “Customer”) regarding the granting of an irrevocable license of certain technology, to be used by the Customer to manufacture specific fiber collimator assemblies used by the Customer. As we no longer intend to produce such assemblies in the future for the Customer, we have agreed to provide to the Customer process work instructions, training, inventory and access to intellectual property specifically related to the manufacturing process of that Customer’s fiber collimator assemblies. Pursuant to the License Agreement, the Customer paid to us an aggregate of $200,000 in fees, in consideration of our disclosure of the technology and the granting of a license to the Customer to use the technology to manufacture such fiber collimator assemblies. The first installment of $100,000 was received in May 2015 and the second installment of $100,000 was received in August 2015. Pursuant to the License Agreement, the Customer also agreed to order and purchase from us a certain number of fiber collimator assemblies during the transition process. Costs associated with the License Agreement were approximately $33,000. The license fees and sales generated as a result of the License Agreement have been recognized as revenue over the duration of the training period. Revenue of approximately $76,000, which includes the amortization of the license fee, was included in sales on the accompanying consolidated statement of comprehensive income (loss) for the year ended June 30, 2016. The License Agreement has been fully recognized as revenue.

19.	Subsequent Events – ISP Optics Corporation Acquisition

On August 3, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with ISP Optics Corporation (“ISP”) and Joseph Menaker and Mark Lifshotz (the “ISP Stockholders”), pursuant to which the Company will acquire (the “Acquisition”) all of the outstanding common stock of ISP (the “Purchased Shares”) from the ISP Stockholders. Following the closing of the Acquisition, ISP will become a wholly-owned subsidiary of the Company.

The Company will acquire the Purchased Shares for $18,000,000 (the “Purchase Price”), to be paid in a combination of cash (the “Cash Amount”) and a promissory note (the “Note”). The Cash Amount, subject to a net working capital adjustment, debt adjustment, and cash adjustment as provided in the Stock Purchase Agreement, will not be less than $12,000,000. The aggregate original principal amount of the Note will equal the Purchase Price less the Cash Amount, as adjusted pursuant to the Stock Purchase Agreement, but in no event less than $3,000,000.

During the period commencing on the date that the Note is issued (the “Issue Date”) and continuing until the fifteen month anniversary of the Issue Date (the “Initial Period”), interest will accrue on only the unpaid principal amount of the Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Note from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears. The term of the Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Note, is due and payable on the maturity date. The Company may prepay the Note in whole or in part without penalty or premium. If the Company does not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve percent (12%) per annum from the date of such non-payment until the Company pays such amount in full.

In addition, upon the occurrence of a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of the Company, the entire unpaid and outstanding principal balance of the Note, together with all accrued and unpaid interest and any and all other amounts payable under the Note, will immediately be due and payable.

Completion of the Acquisition is subject to the satisfaction or waiver of certain conditions. In addition to customary closing conditions, our obligation to complete the Acquisition is conditioned on receipt by us of financing we need to purchase the Purchased Shares and obtaining the requisite approval of our stockholders related to the financing and the Acquisition, as applicable, as required by applicable NASDAQ rules and other applicable law.

The closing of the Acquisition will occur on a date and time mutually agreed upon by the ISP Stockholders and us, no later than five (5) business days following the satisfaction or waiver of the closing conditions. Currently, we anticipate the Acquisition closing in the fourth quarter of calendar year 2016; however, there can be no assurance that the Acquisition will close in the fourth quarter of calendar year 2016, or at all.

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 15, 2016
	By:	/s/ J. James Gaynor
J. James Gaynor
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. James Gaynor	September 15, 2016	/s/ Dorothy M. Cipolla	September 15, 2016
J. James Gaynor, President & Chief Executive Officer (Principal Executive Officer)		Dorothy M. Cipolla, Chief Financial Officer (Principal Financial Officer)

/s/ Robert Ripp	September 15, 2016	/s/ Sohail Khan	September 15, 2016
Robert Ripp Director (Chairman of the Board)		Sohail Khan Director

/s/ Dr. Steven R. J. Brueck	September 15, 2016	/s/ Louis Leeburg	September 15, 2016
Dr. Steven R. J. Brueck Director		Louis Leeburg Director

/s/ M. Scott Faris	September 15, 2016
M. Scott Faris Director

/s/ Craig Dunham	September 15, 2016
Craig Dunham Director

S-1