Form 10-Q
period 2016-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2016-11-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

15,653,258 shares of common stock, Class A, $.01 par value, outstanding as of November 11, 2016.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

2

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	September 30,	June 30,
Assets	2016	2016
Current assets:
Cash and cash equivalents	$3,583,772	$2,908,024
Trade accounts receivable, net of allowance of $4,430 and $4,598	3,313,420	3,545,871
Inventories, net	3,984,376	3,836,809
Other receivables	120,326	209,172
Prepaid expenses and other assets	581,377	652,308
Total current assets	11,583,271	11,152,184

Property and equipment, net	4,516,820	4,370,045
Other assets	106,964	66,964
Total assets	$16,207,055	$15,589,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,442,736	$1,361,914
Accrued liabilities	489,267	328,144
Accrued payroll and benefits	1,470,774	1,356,255
Capital lease obligation, current portion	166,454	166,454
Total current liabilities	3,569,231	3,212,767

Capital lease obligation, less current portion	143,619	178,919
Deferred rent	515,856	548,202
Warrant liability	621,469	717,393
Total liabilities	4,850,175	4,657,281

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 100,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 15,653,258 and 15,590,945 shares issued and outstanding	156,533	155,909
Additional paid-in capital	214,913,912	214,661,617
Accumulated other comprehensive income	157,661	126,108
Accumulated deficit	(203,871,226)	(204,011,722)
Total stockholders’ equity	11,356,880	10,931,912
Total liabilities and stockholders’ equity	$16,207,055	$15,589,193

The accompanying notes are an integral part of these unaudited consolidated statements.

3

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended
	September 30,
	2016	2015

Revenue, net	$5,000,229	$4,190,330
Cost of sales	2,166,481	1,938,762
Gross margin	2,833,748	2,251,568
Operating expenses:
Selling, general and administrative	2,165,062	1,438,592
New product development	278,018	148,346
Total costs and expenses	2,443,080	1,586,938
Operating income	390,668	664,630
Other income (expense):
Interest expense	(6,941)	(12,871)
Change in fair value of warrant liability	43,500	368,114
Other income (expense), net	(21,531)	(174,844)
Total other income (expense), net	15,028	180,399
Net income before income taxes	405,696	845,029
Income taxes	265,200	2,056
Net income	$140,496	$842,973
Earnngs per common share (basic)	$0.01	$0.06
Number of shares used in per share calculation (basic)	15,616,855	15,239,366
Earnings per common share (diluted)	$0.01	$0.05
Number of shares used in per share calculation (diluted)	17,152,771	16,542,934
Foreign currency translation adjustment	31,553	12,075
Comprehensive income	$172,049	$855,048

The accompanying notes are an integral part of these unaudited consolidated statements.

4

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Equity
Three months ended September 30, 2016
(unaudited)

	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comphrehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2016	15,590,945	$155,909	$214,661,617	$126,108	$(204,011,722)	$10,931,912
Issuance of common stock for:
Exercise of warrants	56,765	569	70,388	—	—	70,957
Employee Stock Purchase Plan	5,548	55	9,543	—	—	9,598
Reclassification of warrant liability upon exercise	—	—	52,424	—	—	52,424
Stock based compensation	—	—	119,940	—	—	119,940
Foreign currency translation adjustment	—	—	—	31,553	—	31,553
Net income	—	—	—	—	140,496	140,496
Balances at September 30, 2016	15,653,258	$156,533	$214,913,912	$157,661	$(203,871,226)	$11,356,880

The accompanying notes are an integral part of these unaudited consolidated statements.

5

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$140,496	$842,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,465	181,202
Stock based compensation	119,940	73,410
Provision for doubtful accounts receivable	—	(289)
Change in fair value of warrant liability	(43,500)	(368,114)
Deferred rent	(32,346)	35,051
Inventory write-offs to reserve	41,143	—
Changes in operating assets and liabilities:
Trade accounts receivables	232,466	154,304
Other receivables	88,073	92,769
Inventories	(269,111)	(164,332)
Prepaid expenses and other assets	29,680	29,159
Accounts payable and accrued liabilities	365,587	21,277
Net cash provided by operating activities	921,893	897,410
Cash flows from investing activities
Purchase of property and equipment	(387,259)	(285,236)
Net cash used in investing activities	(387,259)	(285,236)
Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	9,598	8,228
Proceeds from exercise of warrants, net of costs	70,957	—
Net payments on loan payable	—	(48,353)
Payments on capital lease obligations	(35,300)	(29,464)
Net cash provided by (used in) financing activities	45,255	(69,589)
Effect of exchange rate on cash and cash equivalents	95,859	163,520
Change in cash and cash equivalents	675,748	706,105
Cash and cash equivalents, beginning of period	2,908,024	1,643,920
Cash and cash equivalents, end of period	$3,583,772	$2,350,025
Supplemental disclosure of cash flow information:
Interest paid in cash	$6,941	$12,871
Income taxes paid	$116,043	$2,056

The accompanying notes are an integral part of these unaudited consolidated statements.

6

Notes to Financial Statements

1.	Basis of Presentation

References in this document to “the Company,” “LightPath,” “we,” “us,” or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes, included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

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

Our cash and cash equivalents totaled approximately $3.6 million at September 30, 2016. Of this amount, approximately 48% was held by our foreign subsidiaries in China. These foreign funds were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of September 30, 2016, we have retained earnings in China of approximately $2.2 million and we need to have approximately $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings generated from our foreign operations, and, therefore, we have not previously provided for United States taxes on related earnings. However, if in the future we change such intention we would provide for and pay additional United States taxes at that time.

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue. Revenue recognized from equipment leasing is recognized over the lease term based on straight-lining of total lease payments. Equipment leasing revenue was approximately $17,996 for the three months ended September 30, 2016, and was included in sales on the accompanying consolidated statement of comprehensive income. Equipment under lease of $55,210 was included in property and equipment, net as of September 30, 2016, on the accompanying consolidated balance sheet.

Value added tax (“VAT”) is computed on the gross sales price on all sales of our products sold in the People’s Republic of China. The VAT rates range up to 17%, depending on the type of products sold. The VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing or acquiring our finished products. We recorded a VAT receivable net of payments, which is included in other receivables in the accompanying financial statements.

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

Fair value of financial instruments. We account for financial instruments in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our capital lease obligations approximates their carrying value based upon current rates available to us.

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

We do not have any other financial or non-financial instruments that would be characterized as Level 1, Level 2 or Level 3.

Derivative financial instruments. We account for derivative instruments in accordance with FASB’s ASC Topic 815 – Derivatives and Hedging (“ASC 815”), which requires additional disclosures about our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income has two components, net income and other comprehensive income, and is included on the statement of comprehensive income. Our other comprehensive income consists of foreign currency translation adjustments made for financial reporting purposes.

Business segments are required to be reported by us. As we only operate in principally one business segment, no additional reporting is required.

Certain reclassifications of prior period amounts were made to reflect current classifications.

Recent accounting pronouncements. There are new accounting pronouncements issued by the FASB that are not yet effective. Management does not believe any of these accounting pronouncements will have a material impact on our financial position or operating results.

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 provides additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We are evaluating the impact of this standard on our financial position, results of operations, cash flows and related disclosures.

3.	Inventories

The components of inventories include the following:

	September 30, 2016	June 30, 2016

Raw materials	$1,895,952	$1,791,791
Work in process	1,216,935	1,269,539
Finished goods	1,256,211	1,171,343
Reserve for obsolescence	(384,722)	(395,864)
	$3,984,376	$3,836,809

The value of tooling in raw materials was approximately $1.28 million at September 30, 2016 and approximately $1.16 million at June 30, 2016.

4.	Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	September 30, 2016	June 30, 2016

Manufacturing equipment	5 - 10	$7,221,196	$6,818,382
Computer equipment and software	3 - 5	353,943	339,723
Furniture and fixtures	5	92,493	92,705
Leasehold improvements	5 - 7	1,222,871	1,225,099
Construction in progress		540,643	597,452
Total property and equipment		9,431,146	9,073,361

Less accumulated depreciation and amortization		4,914,326	4,703,316
Total property and equipment, net		$4,516,820	$4,370,045

5.	Accounts Payable

The accounts payable balance as of September 30, 2016 and June 30, 2016 includes approximately $74,500 and $69,250, respectively, which represents earned but unpaid board of directors’ fees.

6.	Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements — The Amended and Restated Omnibus Incentive Plan (the “Plan”) includes several available forms of stock compensation of which incentive stock options and restricted stock awards. Stock based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under the Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by our board of directors on October 30, 2014 and approved by our stockholders on January 29, 2015.

The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $943 and $846 for the three months ended September 30, 2016 and 2015, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 Plan.

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Award Shares Outstanding at September 30, 2016	Available for Issuance at September 30, 2016
Amended and Restated Omnibus Incentive Plan	3,915,625	2,111,055	1,159,429
Employee Stock Purchase Plan	400,000	—	384,546

	4,315,625	2,111,055	1,543,975

Grant Date Fair Values and Underlying Assumptions; Contractual Terms — We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

No stock options were granted in the three month periods ended September 30, 2016 and 2015.

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit (“RSU”) grants with both performance and service conditions were 20% for each of the three months ended September 30, 2016 and 2015. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards — A summary of the activity for share-based compensation awards in the three months ended September 30, 2016 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2016	819,260	$1.90	5.6	1,311,795	0.9

Granted	—	$0.00	—	—	—
Exercised	—	$0.00	—	—	—
Cancelled/Forfeited	(20,000)	$2.92	—	—	—
September 30, 2016	799,260	$1.88	5.4	1,311,795	0.8

Awards exercisable/
vested as of
September 30, 2016	620,760	$2.03	4.7	903,981	—

Awards unexercisable/
unvested as of
September 30, 2016	178,500	$1.35	7.9	407,814	0.8
	799,260			1,311,795

The total intrinsic value of options outstanding and exercisable at September 30, 2016 and 2015 was $164,180 and $45,590, respectively.

The total intrinsic value of RSUs exercised during the three months ended September 30, 2016 and 2015 was $0 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2016 and 2015 was $1,618,126 and $1,000,431, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2016 and 2015 was $50,002 and $0, respectively.

The total fair value of option shares vested during the three months ended September 30, 2016 and 2015 was $0 and $0, respectively.

As of September 30, 2016, there was $372,197 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

	Stock Options	Restricted Stock Share/Units	Total
Nine months ended June 30, 2017	$29,520	$149,752	$179,272

Year ended June 30, 2018	27,883	124,912	152,795

Year ended June 30, 2019	12,537	24,988	37,525

Year ended June 30, 2020	2,605	—	2,605
	$72,545	$299,652	$372,197

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of September 30, 2016 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2016	182,250	441,599	623,849	$1.35
Granted	—	—	—	$—
Vested	—	(33,785)	(33,785)	$1.48
Cancelled/Forfeited	(3,750)	—	(3,750)	$1.08
September 30, 2016	178,500	407,814	586,314	$1.34

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the three months ended September 30, 2016 and 2015 included in the consolidated statements of comprehensive income:

	Three months ended September 30, 2016	Three months ended September 30, 2015

Stock options	$11,672	$13,232
RSU	108,268	60,178
Total	$119,940	$73,410

The amounts above were included in:
Selling, general & administrative	$119,576	$70,143
Cost of sales	79	79
New product development	285	3,188
	$119,940	$73,410

7. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $31,553 for the three months ended September 30, 2016 and a gain of approximately $12,075 for the three months ended September 30, 2015. As of September 30, 2016, we had approximately $11,991,000 in assets and $10,561,000 in net assets located in China. As of June 30, 2016, we had approximately $11,311,000 in assets and $9,942,000 in net assets located in China.

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

Due to certain adjustments that may be made to the exercise price of the June 2012 Warrants if we issue or sell shares of our Class A common stock at a price that is less than the then-current warrant exercise price, the June 2012 Warrants have been classified as a liability, as opposed to equity, in accordance with ASC 815-10 as it was determined that the June 2012 Warrants were not indexed to our Class A common stock.

The fair value of the outstanding June 2012 Warrants was re-measured on September 30, 2016 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are either fully exercised or expire. The change in fair value of the June 2012 Warrants is recorded in the statement of comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	Exercise 8/17/2016	Exercise 9/15/2016	9/30/2016
Equivalent volatility	75.80%	62.50%	61.20%
Equivalent interest rate	0.62%	0.66%	0.63%
Floor	$1.1500	$1.1500	$1.1500
Greater of estimated stock price or floor	$1.1500	$1.1500	$1.1500
Probability price < strike price	37.60%	43.20%	42.90%
Fair value of call	$0.9200	$0.9300	$0.7300
Probability of fundamental transaction occuring	5%	5%	5%

The warrant liabilities are considered recurring Level 3 financial instruments, with a fair value of approximately $621,000 and $717,000 at September 30, 2016 and June 30, 2016, respectively.

The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the three months ended September 30, 2016:

September 30, 2016 Warrant Liability
Fair value, June 30, 2016	$717,393
Exercise of common stock warrants	(52,424)
Change in fair value of warrant liability	(43,500)
Fair value, June 30, 2016	$621,469

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

	Three months ended September 30,
	2016	2015
Net income (loss)	$140,496	$842,973

Weighted average common shares outstanding:
Basic	15,616,855	15,239,366

Effect of dilutive securities:
Options to purchase common stock	92,584	49,614
Restricted stock units	1,114,134	876,189
Common stock warrants	329,198	377,765
Diluted	17,152,771	16,542,934

Earnings (Loss) per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

Excluded from computation:
Options to purchase common stock	706,676	672,869
Restricted stock units	197,661	199,111
Common stock warrants	694,408	1,167,236
	1,598,745	2,039,216

10.   Lease Commitments

We have operating leases for office space. At September 30, 2016, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there is one 5-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the lease agreement, as amended.

We received $420,014 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $80,967 as of September 30, 2016. The deferred rent is being amortized as a credit to lease expense over the term of the lease.

At September 30, 2016, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”). The Shanghai Lease commenced in October 2015 and expires October 2017.

At September 30, 2016, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

During fiscal 2014 and 2015, we entered into four capital lease agreements, with terms ranging from three to five years, for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $547,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $237,000 as of September 30, 2016. Amortization related to capital lease assets is included in depreciation and amortization expense.

Rent expense totaled approximately $120,510 and $152,720 during the three months ended September 30, 2016 and 2015, respectively.

The approximate future minimum lease payments under capital and operating leases at September 30, 2016 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease

2017	$126,992	$284,000
2018	167,335	405,000
2019	39,000	371,000
2020	6,825	357,000
2021	—	366,000
2022 and beyond	—	280,000
Total minimum payments	340,152	$2,063,000

Less imputed interest	(30,079)
Present value of minimum lease payments included in capital lease obligations	310,073
Less current portion	166,454
Non-current portion	$143,619

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

Avid Bank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the Amended LSA. As of September 30, 2016 and 2015, the principal outstanding on the Invoiced Based Line was $0.

Amounts borrowed under the Invoiced Based Line may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The advances under the Invoiced Based Line bear interest, on the outstanding daily balance, at a per annum rate equal to three percent (3%) above the Prime Rate (6.50% at September 30, 2016). Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the non-GAAP term “gross margin”, as well as other non-GAAP measures discussed in more detail under the heading “Non-GAAP Financial Measures.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China. In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s 26,000 square foot manufacturing facility serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies. The LPOI facility is primarily used for sales and support functions.

Product Groups and Markets:

We organized our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and non-recurring engineering (“NRE”). Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens and is usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens and is usually sold in larger lot quantities. Our infrared product group is comprised of both molded lens and assemblies. Our specialty product group is comprised of value added products such as optical subsystems, assemblies, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

We currently serve the following major markets: industrial, laser, defense, medical, telecommunications, and instrumentation. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO lenses are typically used in industrial tools, especially in China. Our HVPMO and LVPMO lenses are also used in applications for the telecommunications market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and, the laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Currently, sales of our infrared products are primarily for customers in the industrial market that use thermal imaging cameras. Our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others.

Within the larger overall markets, which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $816 million for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. In addition to these major markets, a large percentage of our revenues are derived from sales to unaffiliated companies that purchase our products to fulfill their customer’s orders, as well as unaffiliated companies that offer our products for sale in their catalogs. Our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business.

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues:

For the quarter ended September 30, 2016, our total revenues increased by 19% to $5.00 million, compared to $4.19 million for the quarter ended September 30, 2015. This increase was primarily attributable to an 80% increase in revenues generated by sales of our HVPMOs, a 41% increase in revenues generated by sales of infrared lenses, and a 16% increase in sales of LVPMOs, partially offset by a 32% decrease in specialty products and a 5% decrease in NRE projects. The decrease in revenues generated by our specialty product group was due to the absence of approximately $335,000 of revenues generated in the first quarter of the prior year due to fiber collimator assemblies sold to a customer pursuant to a license agreement, which we did not generate this period.

Cost of Sales and Gross Margin:

Our gross margin percentage in the first quarter of fiscal 2017 was 57% compared to 54% for the first quarter of fiscal 2016. The improvement in gross margin is attributed to increased revenues from our HVPMO products with a higher average selling price, leverage borne out of higher sales volume against fixed manufacturing overhead expenses and better yields for infrared products. Total manufacturing costs were approximately $2.17 million for the first quarter, an increase of approximately $228,000 as compared to the same period of the prior fiscal year.

Selling, General and Administrative:

During the first quarter of fiscal 2017, selling, general and administrative (“SG&A”) costs were approximately $2.17 million, compared to $1.44 million in the first quarter of fiscal 2016, an increase of approximately $726,000. The increase was primarily due to: (i) a $484,000 increase in expenses related to the acquisition of ISP Optics Corporation (“ISP”), (ii) a $55,000 increase on travel expenses, (iii) a $49,000 increase in stock compensation expense, (iv) a $49,000 increase in legal and auditing fee expenses, and (v) an $89,000 increase in other expenses. Excluding the costs we expect to incur in the future related to the acquisition of ISP, we expect future SG&A costs to decrease slightly during the remainder of fiscal 2017, and return to more normal levels.

New Product Development:

New product development costs were approximately $278,000 in the first quarter of fiscal 2017, an increase of $130,000 as compared to the first quarter of fiscal 2016. This increase was primarily due to a $64,000 increase in wages and a $65,000 increase in materials used for engineering projects to expand and enhance our existing products. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Other Income (Expense):

Interest expense was approximately $7,000 in the first quarter of fiscal 2017 as compared to $13,000 in the first quarter of fiscal 2016. Interest expense resulted from amortization of debt costs related to our Invoiced Based Line with Avidbank and interest on capital leases.

In the first quarter of fiscal 2017, we recognized non-cash income of approximately $44,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $368,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remainder of the five-year life of the warrants, or until exercised.

Other expense, net was approximately $22,000 in the first quarter of fiscal 2017 compared to approximately $175,000 in the first quarter of fiscal 2016. We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese yuan, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first quarter of fiscal 2017 and 2016, we incurred a loss of $36,000 and $176,000 on foreign currency translation, respectively.

Income taxes:

Income tax expense was approximately $265,000 in the first quarter of fiscal 2017, an increase of $263,000 from the first quarter of fiscal 2016. This increase was primarily attributable to income taxes associated with our Chinese operations. We utilized all net operating loss (“NOL”) carryforwards in China during fiscal 2016. Accordingly, we are now accruing income taxes in China related to such operations. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Net Income:

Net income was approximately $140,000, or $0.01 basic and diluted earnings per share, during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016, in which we reported net income of approximately $843,000, or $0.06 basic and $0.05 per diluted earnings per share. The approximately $702,000 decrease in net income in the first quarter of fiscal 2017, as compared to the prior year period, is primarily as a result of the approximately $724,000 increase in SG&A expenses.

Weighted-average shares outstanding (basic) was 15,616,855 in the first quarter of fiscal 2017 compared to 15,239,366 in the first quarter of fiscal 2016. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of Class A common stock related to shares issued under the 2014 ESPP and exercises of warrants.

Liquidity and Capital Resources

At September 30, 2016, we had working capital of approximately $8.01 million and total cash and cash equivalents of approximately $3.58 million, of which approximately $1.74 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China as a result of foreign earnings. Before any funds can be repatriated, the retained earnings in China must equal at least 150% of the registered capital. As of September 30, 2016, we had retained earnings of $2.12 million and we need to have $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings from foreign operations, and, therefore, we have not previously provided United States taxes on the related earnings. We would provide for and pay additional United States taxes at such time.

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

On December 23, 2015, we executed the First Amendment to the Amended LSA to extend the term to December 23, 2016. Amounts borrowed under the Amended LSA may be repaid and re-borrowed at any time prior to December 23, 2016, at which time all amounts shall be immediately due and payable. The amount outstanding on the Amended LSA was $0 as of September 30, 2016. For additional information, see Note 11, Loan Payable, to the Notes to the Financial Statements to this quarterly report on Form 10-Q.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth in fiscal 2017 primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products. We also expect to be better positioned to accelerate our revenue growth and profitability as a result of our transition to a technical sales process that leverages the success of our existing demand-creation model. These growth initiatives and organizational modifications are intended to further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

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

Cash Flows – Financings:

Net cash provided by financing activities was approximately $45,000 in the first three months of fiscal 2017 compared to net cash used of approximately $73,000 in the first three months of fiscal 2016, an increase of approximately $118,000. The increase was primarily attributed to the receipt of approximately $71,000 in proceeds related to warrant exercises in the current period.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $922,000 for the three months ended September 30, 2016, an increase of approximately $24,000 from the same period in fiscal 2016. We anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During the first quarter of fiscal 2017, we expended approximately $387,000 for capital equipment as compared to $285,000 during the same period of fiscal 2016. The majority of our capital expenditures during both the first quarters of fiscal 2017 and fiscal 2016 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our facility in Zhenjiang. We anticipate an increase in capital expenditures during fiscal 2017; however, the total amount expended will depend on opportunities and circumstances.

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

Our 12-month backlog at September 30, 2016 was approximately $5.81 million compared to $6.60 million as of June 30, 2016. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2016	$5,064	-22%	-22%
Q2 2016	$6,424	-1%	27%
Q3 2016	$6,969	7%	8%
Q4 2016	$6,598	2%	-5%
Q1 2017	$5,806	-12%	-12%

This lower backlog resulted from a delay in anticipated orders for some bookings forecasted in the first quarter of fiscal 2017 and an increase in shipments of orders received and shipped within the first quarter of fiscal 2017.

We have diversified our business by developing new applications for our products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights, medical instruments and green lasers. Examples of these new applications include: 2D scanning, fiber laser delivery systems, disposable medical instruments, and infrared sensor applications. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2017.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three month periods ended September 30, 2016 and 2015:

		Three months ended September 30,		QTR % Change
		2016	2015
		(unaudited)
Revenue	LVPMO	2,132,802	1,833,377	16%
	HVPMO	1,527,388	846,624	80%
	Infrared Products	537,278	379,945	41%
	Speciality Products	670,849	990,932	-32%
	NRE	131,912	139,452	-5%
	Total sales, net	5,000,229	4,190,330	19%

Units	LVPMO	97,582	73,149	33%
	HVPMO	488,835	409,347	19%
	Infrared Products	10,472	4,837	116%
	Speciality Products	24,656	37,545	-34%
	NRE	14	19	-26%
		621,559	524,897	18%

Overall, our global diversification strategies have resulted in revenue increasing by 19% in the first quarter of fiscal 2017, as compared to the prior year period with growth driven predominantly from the HVPMO and infrared product groups. We have seen strong growth from the telecommunications sector.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. During the first quarter of fiscal 2017, sales of HVPMO lens units increased by 19%, and the average selling price increased by 51%, both as compared to the prior period, which produced a 80% increase in HVPMO revenue as compared to the prior year period. The increases are due to the continued strength of the telecommunications sector, as well as some recovery of the Chinese industrial tool market. Historically, revenue from our HVPMO product group had been derived from the industrial tool market in China, which had experienced six years of declining growth.

Our unit shipment volume in LVPMO lenses increased by 33% in the first quarter of fiscal 2017, as compared to the same period of the prior fiscal year, which resulted in a 16% increase in revenue in the first quarter of fiscal 2017, compared to the same period of the prior fiscal year. This increase is attributed to growth in sales to customers in the defense, telecommunications and industrial sectors. The average selling price decreased by 13%, compared to the same period in the prior year due to market conditions.

We also had growth in the infrared product group. Our infrared product revenue increased by 41% in the first quarter of fiscal 2017 as compared to the prior year period. The increases in revenue and units sold primarily derived from sales to customers in the thermal market.

Revenues generated by our NRE products group decreased by 5% in the first quarter of fiscal 2017 as compared to the prior year period, due to fewer projects for customers in the infrared, medical device and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

In the first quarter of fiscal 2017, our specialty product revenue decreased by 32%, as compared to the prior year period. The decrease in revenue is due to the absence of revenues generated from the sales of our fiber collimator assemblies sold to a customer pursuant to a license agreement in the current period. Approximately $15,000 of the specialty group sales from the first quarter of fiscal 2017, compared to $390,000 in the first quarter of fiscal 2016, was due to fiber collimator assemblies sold to a customer pursuant to a license agreement.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended September 30, 2016 and 2015, our DCSI was 168 and 155 respectively, compared to an average DCSI of 163 for the year ended June 30, 2016. The increase in DCSI from the previous fiscal year end is due to higher levels of tooling inventory to support our 12-month backlog and our sales forecast, as well as an increase in revenues.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended September 30, 2016 and 2015, our DSO was 60 and 63, respectively. For the year ended June 30, 2016, our average DSO was 65. The increased revenue lowered the DSO days as compared to the previous prior year period. We strive to have a DSO no higher than 65.

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

Adjusted Net Income:

We calculate adjusted net income by excluding the change in the fair value of the June 2012 Warrants from net income. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted net income to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income to net income for the three months ended September 30, 2016 and 2015:

	Three months ended:
	September 30,	September 30,
	2016	2015
Net income	$140,496	$842,973
Change in fair value of warrant liability	(43,500)	(368,114)
Adjusted net income	$96,996	$474,859

Our adjusted net income for the three months ended September 30, 2016 was approximately $97,000, as compared to adjusted net income of approximately $475,000 for the three months ended September 30, 2015. The difference in adjusted net income between the periods was principally caused by higher SG&A costs incurred as a result of the proposed acquisition of ISP. We also recognized less non-cash income as a result of the change in the fair value of the June 2012 Warrant liability during the first quarter of fiscal 2017, as compared to non-cash expense during the prior year period. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock.

EBITDA and Adjusted EBITDA:

EBITDA and adjusted EBITDA are non-GAAP financial measures used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three months ended September 30, 2016 and 2015:

	Three months ended:
	September 30,	September 30,
	2016	2015
	(Unaudited)
Net income	$140,496	$842,973
Depreciation and amortization	249,465	181,202
Income taxes	267,440	2,056
Interest expense	6,941	12,870
EBITDA	$664,342	$1,039,101
Change in fair value of warrant liability	(43,500)	(368,114)
Adjusted EBITDA	$620,842	$670,987

Our adjusted EBITDA for the three months ended September 30, 2016 was approximately $621,000, compared to approximately $671,000 for the three months ended September 30, 2015. The difference in adjusted EBITDA between the periods was principally caused by lower net income recognized in the three months ended September 30, 2016 due to $485,000 of expenses for the ISP acquisition, and higher income taxes and lower non-cash income due to the change in the fair value of the June 2012 Warrants. EBITDA and adjusted EBITDA were also negatively affected by the increase in SG&A costs, which included approximately $484,000 in costs as a result of expenses incurred related to the proposed acquisition of ISP.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.1.11	Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed March 1, 2016 with the Secretary of State of Delaware	*

3.2	Amended and Restated Bylaws of Registrant	1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 14, 2016	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer

