Form 10-Q
period 2016-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2017-02-15
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

23,726,787 shares of common stock, Class A, $.01 par value, outstanding as of February 13, 2017.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$5,681,109	$2,908,024
Trade accounts receivable, net of allowance of $6,761 and $4,598	5,594,409	3,545,871
Inventories, net	5,004,957	3,836,809
Other receivables	528,800	209,172
Prepaid expenses and other assets	353,554	652,308
Total current assets	17,162,829	11,152,184

Property and equipment, net	9,510,052	4,370,045
Intangible assets, net	10,759,000	—
Goodwill	1,227,752	—
Other assets	152,323	66,964
Total assets	$38,811,956	$15,589,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,709,171	$1,361,914
Accrued liabilities	924,947	328,144
Accrued payroll and benefits	1,476,457	1,356,255
Deferred revenue	198,863	—
Loans payable, current portion	555,556	—
Capital lease obligation, current portion	240,629	166,454
Total current liabilities	5,105,623	3,212,767

Capital lease obligation, less current portion	244,667	178,919
Deferred rent	493,540	548,202
Warrant liability	342,231	717,393
Loans payable, less current portion	10,827,779	—
Total liabilities	17,013,840	4,657,281

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 100,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 23,726,787 and 15,590,945 shares issued and outstanding	237,268	155,909
Additional paid-in capital	224,133,117	214,661,617
Accumulated other comprehensive income	201,290	126,108
Accumulated deficit	(202,773,559)	(204,011,722)
Total stockholders’ equity	21,798,116	10,931,912
Total liabilities and stockholders’ equity	$38,811,956	$15,589,193

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015

Revenue, net	$5,869,837	$4,236,331	$10,870,066	$8,426,661
Cost of sales	2,573,380	1,876,331	4,739,861	3,815,093
Gross margin	3,296,457	2,360,000	6,130,205	4,611,568

Operating expenses:
Selling, general and administrative	1,695,881	1,571,321	3,860,943	3,009,913
New product development	267,527	168,067	545,545	316,413
Loss on disposal of property and equipment	—	11,876	—	11,876
Total costs and expenses	1,963,408	1,751,264	4,406,488	3,338,202
Operating income	1,333,049	608,736	1,723,717	1,273,366

Other income (expense):
Interest expense	(6,252)	(8,942)	(13,193)	(21,813)
Change in fair value of warrant liability	246,885	(1,055,179)	290,385	(687,065)
Other income (expense), net	(235,389)	(78,170)	(256,920)	(253,014)
Total other income (expense), net	5,244	(1,142,291)	20,272	(961,892)
Net income (loss) before income taxes	1,338,293	(533,555)	1,743,989	311,474
Income taxes	240,626	2,028	505,826	4,084
Net income (loss)	$1,097,667	$(535,583)	$1,238,163	$307,390

Earnings (loss) per common share (basic)	$0.07	$(0.04)	$0.08	$0.02
Number of shares used in per share calculation (basic)	16,541,205	15,250,146	16,079,030	15,244,747
Earnings (loss) per common share (diluted)	$0.06	$(0.04)	$0.07	$0.02
Number of shares used in per share calculation(diluted)	17,902,712	15,250,146	17,523,743	16,594,759
Foreign currency translation adjustment	43,629	8,848	75,182	20,923
Comprehensive income (loss)	$1,141,296	$(526,735)	$1,313,345	$328,313

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Equity
Six months ended December 31, 2016
(unaudited)

	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comphrehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2016	15,590,945	$155,909	$214,661,617	$126,108	$(204,011,722)	$10,931,912
Issuance of common stock for:
Exercise of warrants	130,294	1,304	161,564	—	—	162,868
Employee Stock Purchase Plan	5,548	55	9,543	—	—	9,598
Public equity placement, net of costs	8,000,000	80,000	8,651,850	—	—	8,731,850
Reclassification of warrant liability upon exercise	—	—	84,777	—	—	84,777
Stock based compensation on stock options & RSU	—	—	563,766	—	—	563,766
Foreign currency translation adjustment	—	—	—	75,182	—	75,182
Net income	—	—	—	—	1,238,163	1,238,163
Balances at December 31, 2016	23,726,787	$237,268	$224,133,117	$201,290	$(202,773,559)	$21,798,116

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$1,238,163	$307,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518,596	389,652
Loss on disposal of property and equipment	—	11,876
Stock based compensation	211,001	174,588
Provision for doubtful accounts receivable	(29,009)	(289)
Change in fair value of warrant liability	(290,385)	687,065
Deferred rent	(54,662)	72,546
Inventory write-offs to reserve	44,651	—
Deferred tax expense	(40,000)	—
Changes in operating assets and liabilities:
Trade accounts receivables	(950,145)	40,438
Other receivables	94,432	64,048
Inventories	(157,254)	(331,414)
Prepaid expenses and other assets	403,928	(137,279)
Accounts payable and accrued liabilities	584,365	(232,585)
Deferred revenue	(31,543)	—
Net cash provided by operating activities	1,542,138	1,046,036
Cash flows from investing activities
Purchase of property and equipment	(873,220)	(596,072)
Proceeds from sale of equipment	—	5,916
Acquisiton of ISP Optics, net of cash acquired	(11,777,336)	—
Net cash used in investing activities	(12,650,556)	(590,156)

Cash flows from financing activities
Proceeds from exercise of stock options	—	2,808
Proceeds from sale of common stock from employee stock purchase plan	9,598	8,228
Loan costs	(72,224)	—
Borrowings on loan payable	5,000,000	—
Proceeds from issuance of common stock under public equity placement	8,731,850	—
Proceeds from exercise of warrants, net of costs	162,868	27,632
Net payments on loan payable	—	(32,216)
Payments on capital lease obligations	(90,077)	(62,764)
Borrowings on capital lease obligations	—	—
Net cash provided by (used in) financing activities	13,742,015	(56,312)
Effect of exchange rate on cash and cash equivalents	139,488	459,565
Change in cash and cash equivalents	2,773,085	859,133
Cash and cash equivalents, beginning of period	2,908,024	1,643,920
Cash and cash equivalents, end of period	$5,681,109	$2,503,053

Supplemental disclosure of cash flow information:
Interest paid in cash	$13,193	$21,813
Income taxes paid	$113,804	$4,084
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$230,000	$—
Reclassification of warrant liability upon exercise	$84,777	$—
Derecognition of liability associated with stock option grants	$352,765	$143,125
Seller note issued to acquire ISP Optics, at fair value	$6,455,559	$—

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

History:

We were incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, formed in 1985. We completed our initial public offering (“IPO”) during fiscal 1996. On April 14, 2000, we acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, we acquired Geltech, Inc. (“Geltech”). In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China. In December 2016, we acquired ISP Optics Corporation, a New York corporation (“ISP”), and its wholly-owned subsidiary, ISP Optics Latvia, SIA, a limited liability company founded in 1998 under the Laws of the Republic of Latvia (“ISP Latvia”). See Note 3, Acquisition of ISP Optics Corporation, to these consolidated financial statements, for additional information.

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

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% of invoices that are over 120 days past due for Chinese and Latvian based accounts. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. If our actual collection experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Goodwill and Intangible Assets are tested for impairment on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. The Company periodically re-assesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets consist primarily of customer relationships, know-how/trade secrets and trademarks.  They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used.

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets that are subject to amortization are amortized on a straight-line basis over their useful lives. The Company periodically re-assesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets consist primarily of customer relationships, know-how/trade secrets and trademarks.  They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used.

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

Our cash and cash equivalents totaled approximately $5.7 million at December 31, 2016. Of this amount, approximately 51% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of December 31, 2016, we have retained earnings in China of approximately $2.3 million and we need to have approximately $11.3 million before repatriation will be allowed.

We currently intend to permanently invest earnings generated from our foreign Chinese and Latvian operations, and, therefore, we have not previously provided for United States taxes on related earnings. However, if in the future we change such intention we would provide for and pay additional United States taxes at that time.

Revenue is recognized from product sales when products are shipped to the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue. Revenue recognized from equipment leasing is recognized over the lease term based on straight-lining of total lease payments. Equipment leasing revenue was approximately $33,996 for the six months ended December 31, 2016, and was included in revenues on the accompanying consolidated statement of comprehensive income. Equipment under lease of $55,210 was included in property and equipment, net as of December 31, 2016, on the accompanying consolidated balance sheet.

Deferred revenue represents fees that have been received by the Company from the European government for the purchase of equipment in Latvia and are being recognized into revenue over the life of the equipment from seven to ten years.

VAT is computed on the gross sales price on all sales of our products sold in the People’s Republic of China and Latvia. The VAT rates range up to 21%, depending on the type of products sold. The VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing or acquiring our finished products. We recorded a VAT receivable net of payments, which is included in other receivables in the accompanying financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our capital lease obligations and acquisition term loan (the “Loan”) payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) approximates their carrying values based upon current rates available to us.

We value our warrant liabilities based on open-form option pricing models which, based on the relevant inputs and render the fair value measurement at Level 3. We base our estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 9, Derivative Financial Instruments (Warrant Liability) to these consolidated financial statements.

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

In November 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements and plans the adoption of this new standard starting in fiscal year 2018.

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

3. Acquisition of ISP Optics Corporation

In the ordinary course of business, our Board and senior management regularly review and assess various strategic alternatives available to us that may enhance stockholder value. A part of our growth strategy is to identify appropriate opportunities that would enhance our profitable growth through acquisition. As we developed our molded infrared capability and learned more about the infrared market, we became aware of larger business opportunities in this market that might be available with a broader range of product capability. When we thought about the possibility of acquiring ISP we saw an excellent complementary fit with our business that met our requirement of profitable growth in a market space we are investing in and saw it as an opportunity to accelerate our growth and expand our capabilities. We believe that the acquisition of 100% of the issued and outstanding shares of common stock of ISP (the “Acquisition”) will combine our high-volume molding technology with ISP’s high value diamond turning, coating, and polishing capabilities to establish a global, leading-edge industrial technology company. We expect the Acquisition to allow us to expand significantly and increase our scope of products and capabilities. Due to the location of ISP Latvia’s manufacturing facility, we also expect the Acquisition to increase our global customer base in Europe and generate synergies due to cross-selling of products, expanded distribution channels, and increased revenue through expanded product offerings. Finally, we expect improved production and assembly capabilities, as well as material processing capabilities as a result of the Acquisition.

On December 21, 2016 (the “Acquisition Date”), LightPath acquired 100% of the issued and outstanding shares of common stock of ISP pursuant to the Stock Purchase Agreement, dated as of August 3, 2016 (the “Purchase Agreement”). The Company’s consolidated financial statements reflect the financial results of ISP’s operations beginning on the Acquisition Date.

For the purposes of financing the acquisition, simultaneous with the closing, the Company sold 8,000,000 shares of its Class A common stock, raising net proceeds of approximately $8.75 million. For additional information, please see Note 13 to these Consolidated Financial Statements. The Company also closed a $5 million acquisition term loan with AvidBank. For additional information, see Note 12, Loans Payable, to these consolidated financial statements.

In lieu of cash paid, the Company financed a portion of the Acquisition through the issuance of a promissory note in the aggregate principal amount of $6 million to the sellers of ISP (the “Sellers Note”).

Pursuant to the Sellers Note, during the period commencing on the Acquisition Date and continuing until the fifteen month anniversary of the Acquisition Date (the “Initial Period”), interest will accrue on only the principal amount of the Sellers Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Note from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears beginning in June 2017. The term of the Sellers Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, is due and payable on the maturity date of December 21, 2021. The Company may prepay the Sellers Note in whole or in part without penalty or premium. If the Company does not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve (12%) per annum from the date of such non-payment until the Company pays such amount in full.

The Acquisition Date fair value of the consideration transferred totaled approximately $19.1 million, which consisted of the following:

Cash Purchase Price	$12,000,000
Cash acquired	1,243,216
Tax payable assumed debt	(215,847)
Fair value of Sellers’ Note	6,455,559
Working capital adjustment	(422,269)
Total purchase price	$19,060,659
Sellers Note issued at fair value	(6,455,559)
Preliminary working capital adjustment	(653,556)
Adjustment to beginning cash	$(163,878)
Adjustment to beginning assumed debt	(10,330)
Cash paid at Acquisition Date	11,777,336

 The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. The Company is in the process of obtaining third-party valuations of certain intangible assets and finalizing the working capital adjustment with the sellers; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change.

Cash	$1,243,216
Accounts receivable	1,069,369
Inventory	1,135,946
Other Current assets	105,806
Property and equipment	4,546,402
Security deposit and other assets	45,359
Identifiable intangibles	10,759,000
Total identifiable assets acquired	$18,905,098

Accounts payable	(553,747)
Accrued expenses and other payables	(34,147)
Other payables	(484,297)
Total liabilities assumed	$(1,072,191)
Net identifiable assets acquired	17,832,907
Goodwill	1,227,752
Net assets acquired	$19,060,659

As part of the preliminary valuation analysis, the Company identified intangible assets, including customer relationships, customer backlog, trade secrets, trademarks and non-compete agreements. The customer relationships, customer backlog, trade secrets, trademarks and non-compete agreements were determined to have estimated values of $5,633,000, $261,000, $2,546,000, $2,290,000 and $29,000, respectively, and estimated useful lives of 15, 2, 8, 8, and 3 years, respectively. The estimated fair value of identifiable intangible assets is determined primarily using the "income approach", which requires a forecast of all future cash flows. This also reflects a $2,532,824 adjustment to increase the basis of the acquired property, plant and equipment to reflect fair value of the assets at acquisition date. The estimated useful lives range from 3 years to 7 years. Depreciation and amortization on intangible assets and property, plant and equipment is calculated on a straight-line basis. This also reflects a $153,132 adjustment to increase the basis of the acquired inventory to reflect fair value of the inventory at the Acquisition date.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ISP. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2016, there were no changes in the recognized amounts of goodwill resulting from the Acquisition.

The Company recognized approximately $125,000 of Acquisition related costs that were expensed in the current period and approximately $609,000 for the six months ended December 31, 2016. These costs are included in the consolidated statements of comprehensive income (loss) in the line item entitled “Selling, general and administrative.” The Company recognized Acquisition related expenses of approximately $209,000 in fiscal 2016. The Company also recognized approximately $950,000 in expenses associated with the public offering of shares of Class A common stock, the net proceeds of which were used to provide funds to pay for a portion of the purchase price of the Acquisition. These expenses were deducted from the gross proceeds received as a result of the public offering of Class A common stock, as reflected in stockholders’ equity. For additional information on this public offering, see Note 13, Public Offering of Class A Common Stock, in these consolidated financial statements.

The amounts of revenue and net income of ISP included in the Company’s consolidated statements of comprehensive income (loss) from the Acquisition Date to the period ending December 31, 2016 are as follows:

Revenue	$533,569
Net income	$20,592

The following represents unaudited pro forma consolidated information as if ISP had been included in the consolidated results of the Company for the six months ending December 31, 2016 and 2015:

	Six months ended	Six months ended
	December 31, 2016	December 31, 2015
Revenue	$17,001,233	$14,403,914
Net income	$2,150,254	$616,610

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results for Acquisition expenses and to reflect the additional interest expense and depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 1, 2015, together with the consequential tax effects.

Prior to the Acquisition, the Company had a preexisting relationship with ISP. The Company ordered anti-reflective coating services from ISP on an arms’ length basis. The Company had also partnered with ISP to develop and sell molded optics as part of a multiple lens assembly sold to a third party and had provided certain standard molded optics for resale through ISP’s catalog. At the Acquisition Date, the Company had amounts payable to ISP of $8,000 for services provided prior to the acquisition, and ISP had payables of $24,500 due to the Company.

4. Inventories

The components of inventories include the following:

	December 31, 2016	June 30, 2016

Raw materials	$2,072,961	$1,791,791
Work in process	1,840,805	1,269,539
Finished goods	1,866,306	1,171,343
Reserve for obsolescence	(775,115)	(395,864)
	$5,004,957	$3,836,809

The value of tooling in raw materials was approximately $1.37 million at December 31, 2016 and approximately $1.16 million at June 30, 2016.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 31,	June 30,
	Life (Years)	2016	2016

Manufacturing equipment	5 - 10	$12,730,842	$6,818,382
Computer equipment and software	3 - 5	352,163	339,723
Furniture and fixtures	5	91,364	92,705
Leasehold improvements	5 - 7	1,211,023	1,225,099
Construction in progress		233,209	597,452
Total property and equipment		14,618,601	9,073,361

Less accumulated depreciation and amortization		5,108,549	4,703,316

Total property and equipment, net		$9,510,052	$4,370,045

6. Accounts Payable

The accounts payable balance as of December 31, 2016 and June 30, 2016 includes approximately $83,500 and $69,250, respectively, which represents earned but unpaid board of directors’ fees.

7. Compensatory Equity Incentive Plan and Other Equity Incentives

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

The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $943 and $846 for the six months ended December 31, 2016 and 2015, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP Plan.

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Award Shares Outstanding at December 31, 2016	Available for Issuance at December 31, 2016
Amended and Restated Omnibus Incentive Plan	3,915,625	2,634,253	636,231
Employee Stock Purchase Plan	400,000	—	384,546

	4,315,625	2,634,253	1,020,777

Grant Date Fair Values and Underlying Assumptions; Contractual Terms — We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the six month periods ended December 31, 2016 and 2015, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six months	Six months
	December 31, 2016	December 31, 2015
Weighted average expected volatility	80% - 82%	68% - 103%
Dividend yields	0%	0%
Weighted average risk-free interest rate	1.185% - 1.19%	0.37% - 1.49%
Weighted average expected term, in years	7.49	4.75

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit (“RSU”) grants with both performance and service conditions were 20% for each of the six months ended December 31, 2016 and 2015. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards — A summary of the activity for share-based compensation awards in the six months ended December 31, 2016 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2016	819,260	$1.90	5.6	1,311,795	0.9

Granted	337,426	$1.59	9.8	230,772	2.8
Exercised	—	$0.00	—	—	—
Cancelled/Forfeited	(65,000)	$4.26	0.6	—	—
December 31, 2016	1,091,686	$1.67	6.8	1,542,567	1.1

Awards exercisable/vested as of December 31, 2016	839,925	$1.71	6.2	1,103,655	—

Awards unexercisable/unvested as of December 31, 2016	251,761	$1.53	9.0	438,912	1.1
	1,091,686			1,542,567

	Options	RSU’s	All Awards
Weighted average fair value of share awards granted in period	$1.15	$1.56	$1.31

The total intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 was $95,020 and $590,174, respectively.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2016 and 2015 was $1,699,929 and $2,273,979, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2016 and 2015 was $333,117 and $183,101, respectively.

The total fair value of option shares vested during the six months ended December 31, 2016 and 2015 was $306,414 and $223,229, respectively.

As of December 31, 2016, there was $663,326 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

		Restricted
		Stock
	Stock	Share/
	Options	Units	Total

Six months ended June 30, 2017	24,872	159,838	184,710

Year ended June 30, 2018	38,975	244,917	283,892

Year ended June 30, 2019	17,146	144,984	162,130

Year ended June 30, 2020	2,605	29,989	32,594
	$83,598	$579,728	$663,326

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of December 31, 2016 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2016	182,250	441,599	623,849	$1.35
Granted	337,426	230,772	568,198	$1.31
Vested	(264,165)	(233,459)	(497,624)	$1.31
Cancelled/Forfeited	(3,750)	—	(3,750)	$1.08
December 31, 2016	251,761	438,912	690,673	$1.34

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the six months ended December 31, 2016 and 2015 included in the consolidated statements of comprehensive income:

	Six months ended	Six months ended
	December 31,	December 31,
	2016	2015

Stock options	$22,804	$25,041
RSU	188,197	149,547
Total	$211,001	$174,588

The amounts above were included in:
Selling, general & administrative	$209,609	$173,663
Cost of sales	796	158
New product development	596	767
	$211,001	$174,588

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $75,000 for the six months ended December 31, 2016 and a gain of approximately $21,000 for the six months ended December 31, 2015. As of December 31, 2016, we had approximately $16,847,000 in assets and $15,401,000 in net assets located in China and Latvia. As of June 30, 2016, we had approximately $11,311,000 in assets and $9,942,000 in net assets located in China.

9. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase up to 1,457,892 shares of our Class A common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 and then to $1.22 on December 21, 2016 as a result of our public offering (the “June 2012 Warrants”). The June 2012 Warrants are exercisable for a period of five years beginning on December 11, 2012. We accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

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

The fair value of the outstanding June 2012 Warrants was re-measured on December 31, 2016 to reflect their fair market value at the end of the current reporting period. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are either fully exercised or expire. The change in fair value of the June 2012 Warrants is recorded in the statement of comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

Inputs into Lattice model for warrants:	Exercise 12/8/2016	Before Re-pricing 12/20/2016	After Re-pricing 12/20/2016	12/31/2016
Equivalent volatility	56.11%	56.54%	56.54%	47.39%
Equivalent interest rate	0.89%	0.85%	0.85%	0.85%
Floor	$1.1500	$1.1500	$1.1500	$1.1500
Greater of estimated stock price or floor	$1.1500	$1.1500	$1.1500	$1.1500
Probability price < strike price	49.30%	49.30%	49.30%	35.00%
Fair value of call	$0.4400	$0.3000	$0.3200	$0.4500
Probability of fundamental transaction occuring	5%	5%	5%	5%

The warrant liabilities are considered recurring Level 3 financial instruments, with a fair value of approximately $342,000 and $717,000 at December 31, 2016 and June 30, 2016, respectively.

The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the six months ended December 31, 2016:

Warrant Liability
Fair value, June 30, 2016	$717,393
Exercise of common stock warrants	(84,777)
Change in fair value of warrant liability	(290,385)
Fair value, June 30, 2016	$342,231

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

	(unaudited)
	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015

Net income (loss)	$1,097,667	$(535,583)	$1,238,163	$307,390
Weighted average common shares outstanding:
Basic	16,541,205	15,250,146	16,079,030	15,244,747
Effect of dilutive securities:
Options to purchase common stock	51,433	—	71,605	53,491
Restricted stock units	1,132,359	—	1,115,887	899,856
Common stock warrants	177,716	—	257,213	396,665
Diluted	17,902,712	15,250,146	17,523,734	16,594,759

Earnings (loss) per common share:
Basic	$0.07	$(0.04)	$0.08	$0.02
Diluted	$0.06	$(0.04)	$0.07	$0.02
Excluded from computation:
Options to purchase common stock	935,899	803,348	824,218	707,889
Restricted stock units	344,990	1,239,821	278,685	257,701
Common stock warrants	826,709	1,438,415	774,455	1,095,044
	2,107,598	3,481,584	1,877,358	2,060,634

11.   Lease Commitments

We have operating leases for office space. At December 31, 2016, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there is one 5-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the lease agreement, as amended.

We received $420,014 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was $101,208 as of December 31, 2016. The deferred rent is being amortized as a reduction in lease expense over the term of the lease.

At December 31, 2016, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”). The Shanghai Lease commenced in October 2015 and expires October 2017.

At December 31, 2016, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

At December 31, 2016, we, through our wholly-owned subsidiary ISP, have a lease agreement for a manufacturing and office facility in New York (the “ISP Lease”). The ISP Lease, which is for a five-year original term with renewal options, expires September 2020.

At December 31, 2016, we, through ISP’s wholly-owned subsidiary ISP Latvia, have two lease agreements for a manufacturing and office facility in Riga, Latvia (the “Riga Leases”). The Riga Leases, each of which is for five-year original term with renewal options, expires December 2019.

During fiscal 2014, 2015 and 2016, we entered into five capital lease agreements, with terms ranging from three to five years, for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $749,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $244,000 as of December 31, 2016. Amortization related to capital lease assets is included in depreciation and amortization expense.

Rent expense totaled approximately $286,693 and $296,398 during the six months ended December 31, 2016 and 2015, respectively.

The approximate future minimum lease payments under capital and operating leases at December 31, 2016 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease

2017	$121,857	$367,000
2018	241,726	757,000
2019	113,391	724,000
2020	62,258	670,000
2021	—	434,000
2022 and beyond	—	280,000
Total minimum payments	539,232	$3,232,000

Less imputed interest	(53,936)

Present value of minimum lease payments included in capital lease obligations	485,296
Less current portion	240,629
Non-current portion	$244,667

12. Loans Payable

On December 21, 2016, the Company executed the Second Amended and Restated Loan and Security Agreement (the “LSA”) with Avidbank for the Loan in the aggregate principal amount of $5 million and a working capital revolving line of credit (the “Revolving Line”). The LSA amends and restates that certain Loan and Security Agreement between the Company and Avidbank dated September 30, 2013, as amended and restated pursuant to that certain Amended and Restated Loan and Security Agreement dated as of December 23, 2014, and as further amended pursuant to that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015.

The Loan is for a five-year term. Pursuant to the LSA, interest on the Loan began accruing on December 21, 2016 and is paid monthly for the first six months of the term of the Loan. Thereafter, both principal and interest is due and payable in fifty-four (54) monthly installments. The Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment is permitted; however, the Company must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Loan if prepayment occurs on or prior to December 21, 2018, or (ii) 0.75% of the principal amount of the Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020. Costs incurred of $72,224 were recorded as a discount on debt and will be amortized over the five year term of the Loan.

Pursuant to the LSA, Avidbank will, in its discretion, make loan advances under the Revolving Line to the Company up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of the Company’s eligible accounts receivable, as determined by AvidBank in accordance with the LSA. AvidBank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the LSA.

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21. 2017, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the LSA.

The Company’s obligations under the LSA are secured by a first priority secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, the Company’s wholly-owned subsidiary, Geltech, has guaranteed our obligations under the LSA.

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

On December 21, 2016, the Company also entered into a five-year Sellers Note in the aggregate principal amount of $6 million. Pursuant to the Sellers Note, during the period commencing on December 21, 2016 (the “Issue Date”) and continuing until the fifteen month anniversary of the Issue Date (the “Initial Period”), interest will accrue on only the principal amount of the Sellers Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Notes from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears. The term of the Sellers Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, is due and payable on the maturity date. The Company may prepay the Sellers Note in whole or in part without penalty or premium. If the Company does not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve (12%) per annum from the date of such non-payment until the Company pays such amount in full. The Sellers Note was valued based on the present value of expected future cash flows, using a risk-adjusted discount rate of 7%. The fair value of the Sellers Note was determined to be $6,455,555. The Sellers Note is included in Loans payable, less current portion on the consolidated balance sheet.

In addition, upon the occurrence of a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of the Company, the entire unpaid and outstanding principal balance of the Sellers Note, together with all accrued and unpaid interest and any and all other amounts payable under the Sellers Note, will immediately be due and payable.

Future maturities of loans payable are as follows:

Twelve months ending December 31,	Loans Payable

2017	$555,556
2018	1,111,111
2019	1,111,111
2020	1,111,111
2021	1,111,111
2022 and beyond	6,383,335
Total payments	11,383,335
Less current portion	555,556
Non-current portion	$10,827,779

13. Public Offering of Class A common stock

On December 16, 2016, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (“Roth Capital”), as representative of the several underwriters identified therein (collectively, the “Underwriters”), relating to the firm commitment offering of 7,000,000 shares of the Company’s Class A common stock, at a public offering price of $1.21 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 1,000,000 shares of Common Stock to cover any over-allotments.

On December 21, 2016, the Company completed its underwritten public offering of 8,000,000 shares of Class A common stock, which included the full exercise by the Underwriters of their option to purchase 1,000,000 shares of Class A common stock to cover over-allotments, at a public offering price of $1.21 per share. The Company realized net proceeds of approximately $9.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering provided funds for a portion of the purchase price of the Acquisition of ISP, as well as provided funds from the payment of transaction expenses and other costs incurred in connection with the Acquisition.

The offering of the shares of Class A Common Stock was made pursuant to a Registration Statement on Form S-1, as amended (Registration No. 333-213860), which the SEC declared effective on December 15, 2016, and the final prospectus dated December 16, 2016.

14. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill was as follows:

Goodwill at June 30, 2016	—
Additions	1,227,752
Goodwill at December 31, 2016	$1,227,752

The increase in goodwill during the first half of fiscal 2017 was primarily due to the Acquisition of ISP. See Note 3, Acquisition of ISP Optics Corporation, to these consolidated financial statements, for more information.

Intangible assets as a result of the ISP Acquisition were comprised of:

Fair value of Ingangible assets	Useful life (yrs)
Customer relationships	15	$5,633,000
Backlog	2	261,000
Trade secrets	8	2,546,000
Trademark	8	2,290,000
Non-compete agreement	3	29,000
		$10,759,000

Future amortization of intangibles is as follows:

Fiscal year ended:
June 30, 2017	$560,100
June 30, 2018	1,120,200
June 30, 2019	1,054,950
June 30, 2020	984,867
June 30, 2021	980,033
June 30, 2022 and later	6,058,850
$10,759,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 2016 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In December 2016, we acquired ISP and its wholly-owned subsidiary ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high performance lens assemblies. ISP’s New York facility functions as its global headquarters for operations, marketing, and sales, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. ISP Latvia is located in Riga, Latvia. It is a manufacturer of high precision optics and offers a full range of infrared products including catalog and custom infrared optics. For additional information, see Note 3, Acquisition of ISP Optics Corporation, to the Consolidated Financials Statements in this Quarterly Report on Form 10-Q.

Product Groups and Markets:

We organized our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and non-recurring engineering (“NRE”). Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens and is usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens and is usually sold in larger lot quantities. Our infrared product group is comprised of both molded and turned lens and assemblies and includes all ISP products. Our specialty product group is comprised of value added products such as optical subsystems, assemblies, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

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

Within the larger overall markets, which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $830 million for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. In addition to these major markets, a large percentage of our revenues are derived from sales to unaffiliated companies that purchase our products to fulfill their customer’s orders, as well as unaffiliated companies that offer our products for sale in their catalogs. Our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2016 compared to the three months ended December 31, 2015

Revenues:

Revenue for the second quarter of fiscal 2017 was of approximately $5.9 million, an increase of approximately $1.6 million, or 39%, as compared to the same period of the prior fiscal year with increases in the telecom of approximately $592,000, industrial tools of approximately $487.00 and molded infrared business lines of approximately $555,000. The increase from the second quarter of the prior fiscal year is attributable to an 151% increase in revenues generated by sales of HVPMO lenses, an 161% increase in revenues generated by infrared lenses, and a 32% increase in revenues generated by sales of LVPMO lenses, partially offset by a 48% decrease in revenues from specialty products and a 66% decrease in revenues from NRE projects. The decrease in revenues by our specialty products group was due to the absence of approximately $358,000 of revenues generated in the second quarter of fiscal 2016 due to fiber collimator assemblies sold to a customer pursuant to a license agreement, which we did not generate this period.

Cost of Sales and Gross Margin:

Gross profit in the second quarter of fiscal 2017 was $3.3 million, an increase of 40% as compared to $2.4 million in the prior year period. Gross margin as a percentage of revenue in the second quarter of fiscal 2017 remained at 56%, compared to the second quarter of fiscal 2016. Total cost of sales was approximately $2.6 million for the second quarter of fiscal 2017, an increase of approximately $697,000 as compared to the same period of the prior fiscal year. The 37% increase in cost of sales favorably compares to the 39% increase in revenue to deliver the improved gross margin.

Selling, General and Administrative:

During the second quarter of fiscal 2017, selling, general and administrative (“SG&A”) costs were approximately $1.70 million, compared to $1.57 million in the second quarter of fiscal 2016, an increase of approximately $125,000. The increase was primarily due to a $125,000 increase in expenses related to the Acquisition of ISP. We expect future SG&A costs to increase slightly during the remainder of fiscal 2017 due to the addition of ISP’s SG&A costs.

New Product Development:

New product development costs were approximately $268,000 in the second quarter of fiscal 2017, an increase of $99,000, or 59%, as compared to the second quarter of fiscal 2016. This increase was primarily due to an $113,000 increase in wages offset by a $16,000 decrease in materials used for engineering projects. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Other Income (Expense):

Interest expense was approximately $6,000 in the second quarter of fiscal 2017 as compared to $9,000 in the second quarter of fiscal 2016. Interest expense resulted from amortization of debt costs related to our prior invoice-based working capital revolving line of credit with Avidbank under the Amended and Restated Loan and Security Agreement dated December 23, 2014, as further amended by that First Amendment to Amended and Restated Loan Agreement dated December 23, 2015 (collectively, the “Prior Line of Credit”) with Avidbank and interest on capital leases.

In the second quarter of fiscal 2017, we recognized non-cash income of approximately $247,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized expense of approximately $1.06 million in the same period last year. This fair value will be re-measured each reporting period throughout the remainder of the five-year life of the June 2012 Warrants, or until exercised.

Other expense, net was approximately $235,000 in the second quarter of fiscal 2017 compared to approximately $78,000 in the second quarter of fiscal 2016. We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the second quarter of fiscal 2017 and 2016, we incurred a loss of $237,000 and $26,000 on foreign currency translation, respectively.

Income taxes:

Income tax expense was approximately $241,000 in the second quarter of fiscal 2017, an increase of $239,000 compared to the second quarter of fiscal 2016. This increase was primarily attributable to income taxes associated with our Chinese subsidiaries and, to a much lesser extent, income taxes attributable to ISP Latvia. We extinguished all net operating loss (“NOL”) carryforwards in China during fiscal 2016. Accordingly, we are now accruing income taxes in China related to such operations. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Our effective tax rate was 18% for the second quarter of 2017. This is a blending of the Chinese statutory rate of 25% and the Latvian statutory rate of 15%.

Net Income:

Net income was approximately $1.1 million, or $0.07 basic and $0.06 diluted earnings per share, during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016, in which we reported a net loss of approximately $536,000, or ($0.04) basic and diluted earnings per share. The approximately $1.6 million increase in net income in the second quarter of fiscal 2017, as compared to the prior year period, is primarily as a result of the change in the fair value of the warrant liability in connection with our June 2012 Warrants of $1.3 million and approximately $724,000 increase in operating income due to the $1.6 million increase in revenue offset by higher income taxes. Net income was affected by the increase in SG&A and new product development costs in the second quarter of fiscal 2017 as compared to the prior year period. Approximately 55% of the increase in SG&A was related to the Acquisition of ISP.

Weighted-average basic and diluted common shares outstanding increased to 16,541,205 and 17,902,712, respectively, in the second quarter of fiscal 2017 from 15,250,146 and 15,250,146, respectively, in the second quarter of fiscal 2016. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of Class A common stock in connection with the Acquisition of ISP, shares of Class A common stock issued under the 2014 ESPP and exercises of stock options and the June 2012 Warrants.

Fiscal First Half: Six months ended December 31, 2016 compared to the six months ended December 31, 2015

Revenues:

Revenue for the first half of fiscal 2017 was approximately $10.9 million, an increase of approximately $2.4 million, or 29%, as compared to the same period of the prior fiscal year. The increase from the first half of the prior fiscal year is attributable to an 115% increase in revenues generated by sales of HVPMO lenses, a 98% increase in revenues generated by infrared lenses, and a 24% increase in revenues generated by sales of LVPMO lenses, partially offset by a 41% decrease in revenues from specialty products and a 40% decrease in revenues from NRE projects. Specialty products group is a project based business, therefore revenues generated by this product group can vary widely quarter over quarter. The decrease in revenues by our specialty products group was due to the absence of approximately $733,000 of revenues generated in the second quarter of fiscal 2016 due to fiber collimator assemblies sold to a customer pursuant to a license agreement, which we did not generate this period.

Cost of Sales and Gross Margin:

Gross margin as a percentage of revenue in the first half of fiscal 2017 was 56%, compared to 55% in the first half of fiscal 2016. Gross profit in the first half of fiscal 2017 was $6.1 million, compared to $4.6 million in the prior year period, an increase of 33%. Total cost of sales was approximately $4.7 million for the first half of fiscal 2017, an increase of approximately $925,000 compared to the same period of the prior fiscal year. The 24% increase in cost of sales favorably compares to the 29% increase in revenue to deliver the improved gross margin.

Selling, General and Administrative:

During the first half of fiscal 2017, SG&A costs were approximately $3.86 million, compared to $3.01 million in the first half of fiscal 2016, an increase of approximately $851,000. The increase was primarily due to: (i) a $609,000 increase in expenses related to the Acquisition of ISP, (ii) a $36,000 increase on travel expenses, (iii) a $36,000 increase in stock compensation expense, (iv) a $97,000 increase in wages, and (v) a $73,000 increase in other expenses. We expect future SG&A costs to increase slightly during the remainder of fiscal 2017 due to the addition of ISP’s SG&A costs.

New Product Development:

New product development costs were approximately $546,000 in the first half of fiscal 2017, an increase of $229,000 as compared to the first half of fiscal 2016. This increase was primarily due to a $175,000 increase in wages and a $49,000 increase in materials used for engineering projects to expand and enhance our existing products. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Other Income (Expense):

Interest expense was approximately $13,000 in the first half of fiscal 2017 as compared to $22,000 in the first half of fiscal 2016. Interest expense resulted from amortization of debt costs related to our Prior Line of Credit with Avidbank and interest on capital leases.

In the first half of fiscal 2017, we recognized non-cash income of approximately $290,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized expense of approximately $687,000 in the same period last year. This fair value will be re-measured each reporting period throughout the remainder of the five-year life of the warrants, or until exercised.

Other expense, net was approximately $257,000 in the first half of fiscal 2017 compared to approximately $253,000 in the first half of fiscal 2016. We execute all foreign sales from our Orlando facility and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first half of fiscal 2017 and 2016, we incurred a loss of $272,000 and $176,000 on foreign currency translation, respectively.

Income taxes:

Income tax expense was approximately $506,000 in the first half of fiscal 2017, an increase of $502,000 from the first half of fiscal 2016. This increase was primarily attributable to income taxes associated with our Chinese operations, and to a much lesser extent income taxes attributable to ISP Latvia. We utilized all NOL carryforwards in China during fiscal 2016. Accordingly, we are now accruing income taxes in China related to such operations. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. ISP’s Latvian subsidiary is governed by the Income Tax Law of Latvia, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 15% on income reported in the statutory financial statements after appropriate tax adjustments. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Our effective tax rate was 29% for the first half of 2017. During the first quarter of fiscal 2017, we determined that income tax expense was understated for fiscal 2016 by $34,000. We determined that the error was not material to the prior year financial statements. We also concluded that an out-of-period correction would not be material and have therefore corrected this error in the first half of fiscal 2017.

Net Income:

Net income was approximately $1.24 million, or $0.08 basic and $0.07 diluted earnings per share, during the first half of fiscal 2017, compared with the first half of fiscal 2016, in which we reported net income of approximately $307,000, or $0.02 basic and diluted earnings per share. The approximately $931,000 increase in net income in the first half of fiscal 2017, as compared to the prior year period, is primarily as a result of the approximately $1.5 million additional gross margin due to higher revenue offset by 851,000 increase in SG&A expenses.

Weighted-average basic and diluted common shares outstanding increased to 16,079,030 and 17,523,743, respectively, in the first half of fiscal 2017 from 15,244,747 and 16,594,759, respectively, in the first half of fiscal 2016. The increase in weighted-average shares outstanding was primarily due to the issuance of shares of Class A common stock related to our Acquisition of ISP, shares of Class A common stock issued under the 2014 ESPP and shares of Class A common stock issued upon exercises of stock options and the June 2012 Warrants.

Liquidity and Capital Resources

At December 31, 2016, we had working capital of approximately $12.05 million and total cash and cash equivalents of approximately $5.67 million, of which approximately $2.92 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of December 31, 2016, we had retained earnings of $2.36 million and we need to have $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings from foreign operations, and therefore, we have not previously provided United States taxes on the related earnings. We would provide for and pay additional United States taxes at such time.

On December 21, 2016, we executed the LSA with AvidBank for the Loan in the aggregate principal amount of $5 million and the Revolving Line. The LSA amends and restates that certain Loan and Security Agreement between us and AvidBank dated September 30, 2013, as amended and restated pursuant to that certain Amended and Restated Loan and Security Agreement dated as of December 23, 2014, and as further amended pursuant to that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015.

The Loan is for a five-year term. Pursuant to the LSA, interest on the Loan began accruing on December 21, 2016 and is paid monthly for the first six months of the term of the Loan. Thereafter, both principal and interest is due and payable in fifty-four (54) monthly installments. The Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment is permitted; however, we must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Loan if prepayment occurs on or prior to December 21, 2018, or (ii) 0.75% of the principal amount of the Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020.

Pursuant to the LSA, Avidbank will, in its discretion, make loan advances under the Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) the Maximum Advance Rate of the aggregate balance of our eligible accounts receivable, as determined by AvidBank in accordance with the LSA. AvidBank may, in its discretion, elect to not make a requested advance, determine that certain accounts are not eligible accounts, change the Maximum Advance Rate or apply a lower advance rate to particular accounts and terminate the LSA.

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21. 2017, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the LSA.

The Company’s obligations under the LSA are secured by a first priority secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, the Company’s wholly-owned subsidiary, Geltech, has guaranteed our obligations under the LSA.

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

As of December 31, 2016, the amount outstanding under the Loan was $5 million and under the Revolving Line was $0.  Costs incurred of $72,224 were recorded as a discount on debt and will be amortized over the five year term of the Loan.

On December 21, 2016, we also entered into a five-year Sellers Note in the aggregate principal amount of $6 million. Pursuant to the Sellers Note, during the Initial Period, interest will accrue on only the principal amount of the Sellers Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Notes from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears. The term of the Sellers Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, is due and payable on the maturity date. We may prepay the Sellers Note in whole or in part without penalty or premium. If we do not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve (12%) per annum from the date of such non-payment until we pay such amount in full. The fair value of the Sellers Note was determined to be $6,455,555. The fair value of the future payments was determined using the risk adjusted rate of 7%. The Sellers Note is included in Loans payable, less current portion on the consolidated balance sheet.

In addition, upon the occurrence of a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of us, the entire unpaid and outstanding principal balance of the Sellers Note, together with all accrued and unpaid interest and any and all other amounts payable under the Sellers Note, will immediately be due and payable.

As of December 31, 2016, the amount outstanding under the Sellers Note was $6 million.

For additional information, see Note 12, Loans Payable, to the Notes to the Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

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

Cash Flows – Financings:

Net cash provided by financing activities was approximately $13.7 million in the first six months of fiscal 2017 compared to a net cash used of approximately $56,000 in the first six months of fiscal 2016. We received approximately $5.0 million in proceeds from the Loan and approximately $8.7 million in net proceeds related to the public offering of 8,000,000 shares of our Class A common stock in connection with the Acquisition of ISP.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $1.5 million for the six months ended December 31, 2016, compared to $1.0 million for the first six months of fiscal 2016. We anticipate improvement in our cash flows provided by operations in future years due to sales growth and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During the first half of fiscal 2017, we expended approximately $873,000 for capital equipment as compared to $596,000 during the same period of fiscal 2016. The majority of our capital expenditures during both of the first half of fiscal 2017 and fiscal 2016 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our facility in Zhenjiang. We anticipate an increase in capital expenditures during fiscal 2017; however, the total amount expended will depend on opportunities and circumstances. During the first half of fiscal 2017, we expended $11.7 million for the Acquisition of ISP, see Note 3 for more information.

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

Our 12-month backlog at December 31, 2016 was approximately $12.4 million compared to $6.60 million as of June 30, 2016. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2016	$6,424	-1%	27%
Q3 2016	$6,969	7%	8%
Q4 2016	$6,598	2%	-5%
Q1 2017	$5,806	-12%	-12%
Q2 2017	$12,422	88%	114%

Our 12-month backlog as of December 31, 2016 includes approximately $7.5 million of ISP’s 12-month backlog.

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

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three and six month periods ended December 31, 2016 and 2015:

			(unaudited)
		Three months ended			Six months ended
		December 31,		QTR %	December 31,		Year-to-date
		2016	2015	Change	2016	2015	% Change
Revenue	LVPMO	2,165,418	1,636,077	32%	4,298,220	3,469,454	24%
	HVPMO	2,097,550	836,976	151%	3,624,938	1,683,600	115%
	Infrared Products	900,313	344,997	161%	1,437,591	724,942	98%
	Speciality Products	639,306	1,223,031	-48%	1,310,155	2,213,963	-41%
	NRE	67,249	195,250	-66%	199,161	334,702	-40%
	Total sales, net	5,869,837	4,236,331	39%	10,870,066	8,426,661	29%

Units	LVPMO	99,636	65,863	51%	197,218	139,012	42%
	HVPMO	591,640	337,845	75%	1,080,475	747,192	45%
	Infrared Products	11,568	6,368	82%	22,040	11,205	97%
	Speciality Products	23,891	45,439	-47%	48,547	82,984	-41%
	NRE	14	23	-39%	28	42	-33%
		726,749	455,538	60%	1,348,308	980,435	38%

Three months ended December 31, 2016

Overall, our global diversification strategies have resulted in revenue increasing by 39% in the second quarter of fiscal 2017, as compared to the prior year period with growth driven predominantly from the LVPMO, HVPMO and infrared product groups. We have seen strong growth from the telecommunications sector.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. During the second quarter of fiscal 2017, sales of HVPMO lens units increased by 75%, and the average selling price increased by 43%, both as compared to the prior period, which produced a 151% increase in HVPMO revenue as compared to the prior year period. The increases are due to the continued strength of the telecommunications sector, as well as some recovery of the Chinese industrial tool market. Historically, revenue from our HVPMO product group had been derived from the industrial tool market in China, which had experienced six years of declining growth.

Our unit shipment volume in LVPMO lenses increased by 51% in the second quarter of fiscal 2017, as compared to the same period of the prior fiscal year, which resulted in a 32% increase in revenue in the first quarter of fiscal 2017, compared to the same period of the prior fiscal year. This increase is attributed to growth in sales to customers in the defense, telecommunications and industrial sectors. The average selling price decreased by 13%, compared to the same period in the prior year due to market conditions.

We also had growth in the infrared product group, which includes revenues generated by ISP. Our infrared product revenue increased by 161% in the second quarter of fiscal 2017 as compared to the prior year period. The increases in revenue and units sold primarily derived from sales to customers in the thermal market.

Revenues generated by our NRE products group decreased by 66% in the second quarter of fiscal 2017 as compared to the prior year period, due to fewer projects for customers in the infrared, medical device and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

In the second quarter of fiscal 2017, our specialty product revenue decreased by 48%, as compared to the prior year period. The decrease in revenue is due to the absence of revenues generated from the sales of our fiber collimator assemblies sold to a customer pursuant to a license agreement in the current period. Approximately ($12,000) of the specialty group sales from the second quarter of fiscal 2017, compared to $347,000 in the second quarter of fiscal 2016, was due to fiber collimator assemblies sold to a customer pursuant to a license agreement.

Six months ended December 31, 2016

Overall, our global diversification strategies have resulted in revenue increasing by 29% in the first half of fiscal 2017, as compared to the prior year period with growth driven predominantly from the LVPMO, HVPMO and infrared product groups. We have seen strong growth from the telecommunications sector.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. During the first half of fiscal 2017, sales of HVPMO lens units increased by 45%, and the average selling price increased by 49%, both as compared to the prior period, which produced a 115% increase in HVPMO revenue as compared to the prior year period. The increases are due to the continued strength of the telecommunications sector, as well as some recovery of the Chinese industrial tool market. Historically, revenue from our HVPMO product group had been derived from the industrial tool market in China, which had experienced six years of declining growth.

Our unit shipment volume in LVPMO lenses increased by 42% in the first half of fiscal 2017, as compared to the same period of the prior fiscal year, which resulted in a 24% increase in revenue in the first quarter of fiscal 2017, compared to the same period of the prior fiscal year. This increase is attributed to growth in sales to customers in the defense, telecommunications and industrial sectors. The average selling price decreased by 13%, compared to the same period in the prior year due to market conditions.

We also had growth in the infrared product group, which includes revenues generated by ISP. Our infrared product revenue increased by 98% in the first half of fiscal 2017 as compared to the prior year period. The increases in revenue and units sold primarily derived from sales to customers in the thermal market.

Revenues generated by our NRE products group decreased by 40% in the first half of fiscal 2017 as compared to the prior year period, due to fewer projects for customers in the infrared, medical device and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

In the first half of fiscal 2017, our specialty product revenue decreased by 41%, as compared to the prior year period. The decrease in revenue is due to the absence of revenues generated from the sales of our fiber collimator assemblies sold to a customer pursuant to a license agreement in the current period. Approximately $4,000 of the specialty group sales from the first half of fiscal 2017, compared to $808,000 in the first half of fiscal 2016, was due to fiber collimator assemblies sold to a customer pursuant to a license agreement.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended December 31, 2016 and 2015, our DCSI was 177 and 163 respectively, compared to an average DCSI of 163 for the year ended June 30, 2016.  The increase in DCSI from the previous fiscal year end is due to addition of ISP’s inventory.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended December 31, 2016 and 2015, our DSO was 87 and 62, respectively. For the year ended June 30, 2016, our average DSO was 65. The addition of ISP’s receivables increased DSO as compared to the previous prior year period. We strive to have a DSO no higher than 65.

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

Adjusted Net Income:

We calculate adjusted net income by excluding the change in the fair value of the June 2012 Warrants from net income. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted net income to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income to net income for the three and six months ended December 31, 2016 and 2015:

	(Unaudited)		(Unaudited)
	Three months ended:		Year ended:
	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015
Net income (loss)	$1,097,667	$(535,583)	$1,238,163	$307,390
Change in fair value of warrant liability	(246,885)	1,055,179	(290,385)	687,065
Adjusted net income	$850,782	$519,596	$947,778	$994,455
% of revenue	14%	12%	9%	12%

Our adjusted net income for the three months ended December 31, 2016 was approximately $851,000, as compared to adjusted net income of approximately $520,000 for the three months ended December 31, 2015. The difference in adjusted net income between the periods was principally caused by higher revenue generating higher gross margins. We also recognized less non-cash income as a result of the change in the fair value of the June 2012 Warrant liability during the first quarter of fiscal 2017, as compared to non-cash expense during the prior year period. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock.

Our adjusted net income for the six months ended December 31, 2016 was approximately $947,000, as compared to adjusted net income of approximately $994,000 for the six months ended December 31, 2015. The difference in adjusted net income between the periods was principally caused by higher revenues generating higher gross margins. We also recognized less non-cash income as a result of the change in the fair value of the June 2012 Warrant liability during the first half of fiscal 2017, as compared to non-cash expense during the prior year period. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three and six months ended December 31, 2016 and 2015:

	(Unaudited)		(Unaudited)
	Three months ended:		Six months ended:
	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015
Net income (loss)	$1,097,667	$(535,583)	$1,238,163	$307,390
Depreciation and amortization	269,131	208,450	518,596	389,652
Income taxes	240,626	2,028	505,826	4,084
Interest expense	6,252	8,942	13,193	21,812
EBITDA	$1,613,676	$(316,163)	$2,275,778	$722,938
Change in fair value of warrant liability	(246,885)	1,055,179	(290,385)	687,065
Adjusted EBITDA	$1,366,791	$739,016	$1,985,393	$1,410,003
% of revenue	23%	17%	18%	17%

Our adjusted EBITDA for the three months ended December 31, 2016 was approximately $1.37 million, compared to approximately $739,000 for the three months ended December 31, 2015. The difference in adjusted EBITDA between the periods was principally caused by higher net income recognized in the three months ended December 31, 2016 due to higher net income, and higher income taxes and lower non-cash income due to the change in the fair value of the June 2012 Warrants.

Our adjusted EBITDA for the six months ended December 31, 2016 was approximately $1.99 million, compared to approximately $1.41 million for the six months ended December 31, 2015. The difference in adjusted EBITDA between the periods was principally caused by higher net income recognized in the six months ended December 31, 2016 due to higher revenues, and higher income taxes and lower non-cash income due to the change in the fair value of the June 2012 Warrants.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% on invoices that are over 120 days past due for China and Latvian based accounts without an agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.1.11	Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed March 1, 2016 with the Secretary of State of Delaware	8

3.2	Amended and Restated Bylaws of Registrant	1

10.1	Unsecured Promissory Note dated December 21, 2016 in favor of Joseph Menaker and Mark Lifshotz	9

10.2	Second Amended and Restated Loan and Security Agreement dated December 21, 2016 by and between LightPath Technologies, Inc. and AvidBank	9

10.3	Affirmation of Guarantee of Geltech, Inc.	9

10.4	Joinder Agreement dated December 22, 2016 by and between ISP Optics Corporation and AvidBank	9

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

8.   This exhibit was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016.

9.   This exhibit was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2016 and is incorporated herein by reference thereto.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	February 14, 2017	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	February 14, 2017	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer