Form 10-Q
period 2017-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2017-05-04
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

24,115,733 shares of common stock, Class A, $.01 par value, outstanding as of May 1, 2017.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$6,831,521	$2,908,024
Trade accounts receivable, net of allowance of $7,313 and $4,598	5,740,041	3,545,871
Inventories, net	5,083,350	3,836,809
Other receivables	77,336	209,172
Prepaid expenses and other assets	615,353	652,308
Total current assets	18,347,601	11,152,184

Property and equipment, net	9,763,042	4,370,045
Intangible assets, net	10,930,191	—
Goodwill	513,940	—
Other assets	158,414	66,964
Total assets	$39,713,188	$15,589,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597,144	$1,361,914
Accrued liabilities	1,215,080	328,144
Accrued payroll and benefits	1,419,357	1,356,255
Loans payable, current portion	833,750	—
Capital lease obligation, current portion	239,981	166,454
Total current liabilities	5,305,312	3,212,767

Capital lease obligation, less current portion	193,518	178,919
Deferred rent	481,492	548,202
Warrant liability	665,406	717,393
Loans payable, less current portion	10,166,505	—
Total liabilities	16,812,233	4,657,281

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 100,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 24,115,733 and 15,590,945 shares issued and outstanding	241,157	155,909
Additional paid-in capital	225,092,607	214,661,617
Accumulated other comprehensive income	239,926	126,108
Accumulated deficit	(202,672,735)	(204,011,722)
Total stockholders’ equity	22,900,955	10,931,912
Total liabilities and stockholders’ equity	$39,713,188	$15,589,193

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016

Revenue, net	$8,490,042	$4,111,973	$19,360,109	$12,538,634
Cost of sales	4,267,318	1,887,146	9,007,180	5,702,239
Gross margin	4,222,724	2,224,827	10,352,929	6,836,395

Operating expenses:
Selling, general and administrative	2,329,762	1,812,205	6,190,705	4,822,118
New product development	308,394	164,990	853,939	481,403
Amortization of intangibles	304,809	—	304,809	—
Loss on disposal of property and equipment	—	34,189	—	46,065
Total costs and expenses	2,942,965	2,011,384	7,349,453	5,349,586
Operating income	1,279,759	213,443	3,003,476	1,486,809
Other income (expense):
Interest expense	(154,639)	(8,287)	(167,832)	(30,100)
Interest expense - debt costs	(38,338)	—	(38,338)	—
Change in fair value of warrant liability	(748,169)	661,854	(457,784)	(25,211)
Other income (expense), net	27,985	35,718	(228,935)	(217,296)
Total other income (expense), net	(913,161)	689,285	(892,889)	(272,607)
Net income before income taxes	366,598	902,728	2,110,587	1,214,202
Income taxes	265,774	126,970	771,600	131,054
Net income	$100,824	$775,758	$1,338,987	$1,083,148
Foreign currency translation adjustment	38,636	26,258	113,818	47,181
Comprehensive income	$139,460	$802,016	$1,452,805	$1,130,329

Earnings per common share (basic)	$0.00	$0.05	$0.07	$0.07
Number of shares used in per share calculation (basic)	23,818,136	15,530,574	18,621,072	15,339,337
Earnings per common share (diluted)	$0.00	$0.04	$0.07	$0.06
Number of shares used in per share calculation (diluted)	25,628,703	17,404,152	20,145,976	16,843,880

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders’ Equity
Nine months ended March 31, 2017
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2016	15,590,945	$155,909	$214,661,617	$126,108	$(204,011,722)	$10,931,912
Issuance of common stock for:
Exercise of warrants	478,897	4,789	579,890	—	—	584,679
Employee Stock Purchase Plan	12,106	121	19,511	—	—	19,632
Exercise of RSU or options	33,785	338	(338)	—	—	—
Public equity placement, net of costs	8,000,000	80,000	8,650,209	—	—	8,730,209
Reclassification of warrant liability upon exercise	—	—	509,771	—	—	509,771
Stock based compensation on stock options & RSU	—	—	671,947	—	—	671,947
Foreign currency translation adjustment	—	—	—	113,818	—	113,818
Net income	—	—	—	—	1,338,987	1,338,987
Balances at March 31, 2017	24,115,733	$241,157	$225,092,607	$239,926	$(202,672,735)	$22,900,955

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,338,987	$1,083,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,240,232	609,029
Interest from amortization of debt costs	3,861	—
Loss on disposal of property and equipment	—	46,065
Stock based compensation	319,182	261,615
Provision for doubtful accounts receivable	(29,551)	(289)
Change in fair value of warrant liability	457,784	25,211
Change in fair value of seller’s note	34,476	—
Deferred rent	(66,710)	43,153
Inventory write-offs to reserve	47,895	—
Deferred tax expense	(40,000)	—
Changes in operating assets and liabilities:
Trade accounts receivables	(1,032,243)	(133,884)
Other receivables	142,919	42,947
Inventories	(253,179)	(657,596)
Prepaid expenses and other assets	171,753	(241,450)
Accounts payable and accrued liabilities	595,624	157,877
Net cash provided by operating activities	2,931,030	1,235,826

Cash flows from investing activities
Purchase of property and equipment	(1,412,738)	(755,800)
Proceeds from sale of equipment	—	5,916
Acquisiton of ISP Optics, net of cash acquired	(11,777,336)	—
Net cash used in investing activities	(13,190,074)	(749,884)

Cash flows from financing activities
Proceeds from exercise of stock options	—	6,430
Proceeds from sale of common stock from employee stock purchase plan	19,632	22,903
Loan costs	(72,224)	—
Borrowings on loan payable	5,000,000	—
Proceeds from issuance of common stock under public equity placement	8,730,209	—
Proceeds from exercise of warrants, net of costs	584,679	391,082
Net payments on loan payable	—	(51,585)
Payments on capital lease obligations	(141,874)	(96,718)
Net cash provided by financing activities	14,120,422	272,112
Effect of exchange rate on cash and cash equivalents	62,119	460,612
Change in cash and cash equivalents	3,923,497	1,218,666
Cash and cash equivalents, beginning of period	2,908,024	1,643,920
Cash and cash equivalents, end of period	$6,831,521	$2,862,586

Supplemental disclosure of cash flow information:
Interest paid in cash	$91,525	$30,101
Income taxes paid	$344,820	$2,056
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$230,000	$—
Reclassification of warrant liability upon exercise	$509,771	$—
Derecognition of liability associated with stock option grants	$352,765	$143,125
Seller note issued to acquire ISP Optics, at fair value	$6,327,208	$—

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

Goodwill and Intangible Assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. The Company periodically re-assesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets consist primarily of customer relationships, know-how/trade secrets and trademarks.  They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Goodwill and intangible assets are tested for impairment on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans.

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

Our cash and cash equivalents totaled approximately $6.8 million at March 31, 2017. Of this amount, approximately 52% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of March 31, 2017, we have retained earnings in China of approximately $3.3 million and we need to have approximately $11.3 million before repatriation will be allowed.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our capital lease obligations and acquisition term loan in the aggregate principal amount of $5 million (the “Term Loan”) payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) approximates their carrying values based upon current rates available to us. Loans payable also includes a note payable to the Sellers of ISP, in the aggregate principal amount of $6 million (the “Sellers Note”). The carrying value of the note includes a fair value premium based on a risk-adjusted discount rate. See further discussion at Note 12, Loans Payable, to these Consolidated Financial Statements.

We value our warrant liabilities based on open-form option pricing models which, based on the relevant inputs and render the fair value measurement at Level 3. We base our estimates of fair value for warrant liabilities on the amount it would pay a third-party market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See further discussion at Note 9, Derivative Financial Instruments (Warrant Liability), to these Consolidated Financial Statements.

We do not have any other financial or non-financial instruments that would be characterized as Level 1, Level 2 or Level 3.

Debt issuance costs are recorded as a reduction to the carrying value of the related notes payable, by the same amount, and are amortized ratably over the term of the note.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements.

In July 2015, the FASB issued No. 2015-11, “Inventory - Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 provides additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption.

ASU 2014-09 provides that an entity should apply a five-step approach for recognizing revenue, including (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. The Company is currently working through the assessment phase of implementing this guidance. We believe that the impact of adopting this guidance will be limited to our product development revenue, which is currently less than 5% of total revenue. The effective date for us will be the first quarter of our fiscal year ending June 30, 2019, using one of two retrospective application methods.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The effective date for us will be the first quarter of our fiscal year ending June 30, 2020. We are evaluating the impact of this standard on our financial position, results of operations, cash flows and related disclosures. The Company’s current operating lease portfolio is primarily comprised of real estate leases. Upon adoption of this standard, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements.

3. Acquisition of ISP Optics Corporation

On December 21, 2016 (the “Acquisition Date”), the Company acquired 100% of the issued and outstanding shares of common stock of ISP (the “Acquisition”) pursuant to the Stock Purchase Agreement, dated as of August 3, 2016 (the “Purchase Agreement”). The Company’s consolidated financial statements reflect the financial results of ISP’s operations beginning on the Acquisition Date.

Part of our growth strategy is to identify appropriate opportunities that would enhance our profitable growth through acquisition. As we developed our molded infrared capability and learned more about the infrared market, we became aware of larger business opportunities in this market that might be available with a broader range of product capability. We believed acquiring ISP would provide an excellent complementary fit with our business that would meet our requirement of profitable growth in a market space we are investing in, and saw the Acquisition as an opportunity to accelerate our growth, and expand our capabilities and our global reach.

For the purposes of financing the Acquisition, simultaneous with the closing, the Company sold 8,000,000 shares of its Class A common stock, raising net proceeds of approximately $8.7 million. For additional information, please see Note 13 to these Consolidated Financial Statements. The Company also closed a $5 million Term Loan with AvidBank. For additional information, see Note 12, Loans Payable, to these Consolidated Financial Statements.

In lieu of cash paid, the Company financed a portion of the Acquisition through the issuance of the Sellers Note in the aggregate principal amount of $6 million to the Sellers. For additional information, see Note 12, Loans Payable, to these Consolidated Financial Statements.

The Acquisition Date fair value of the consideration transferred totaled approximately $19.1 million, which consisted of the following:

Cash Purchase Price	$12,000,000
Cash acquired	1,243,216
Tax payable assumed debt	(200,477)
Fair value of Seller’s Note	6,327,208
Working capital adjustment	(315,003)
Total purchase price	$19,054,944
Seller’s Note issued at fair value	(6,327,208)
Premininary working capital adjustment	(760,822)
Adjustment to beginning cash	(163,878)
Adjustment to beginning assumed debt	(25,700)
Cash paid at Acquisition Date	$11,777,336

Subsequently in March 2017, a portion of the working capital adjustment, in the amount of $292,816, was applied to the Sellers Note as a payment, thereby decreasing the outstanding principal amount due under the Sellers Note as reflected in these Consolidated Financial Statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. We are in the process of finalizing third-party valuations of certain intangible assets thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change. The working capital adjustment was finalized in March 2017.

Cash	$1,243,216
Accounts receivable	1,108,980
Inventory	1,134,628
Other Current assets	153,450
Property and equipment	4,546,402
Security deposit and other assets	45,359
Identifiable intangibles	11,235,000
Total identifiable assets acquired	$19,467,035

Accounts payable	(554,050)
Accrued expenses and other payables	(133,974)
Other payables	(238,007)
Total liabilities assumed	$(926,031)
Net identifiable assets acquired	18,541,004
Goodwill	513,940
Net assets acquired	$19,054,944

As part of the preliminary valuation analysis, the Company identified intangible assets, including customer relationships, customer backlog, trade secrets, trademarks and non-compete agreements. The customer relationships, customer backlog, trade secrets, trademarks and non-compete agreements were determined to have estimated values of $5,666,000, $376,000, $2,734,000, $2,438,000 and $21,000, respectively, and estimated useful lives of 15, 2, 8, 8, and 3 years, respectively. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach”, which requires a forecast of all future cash flows. This also reflects a $2,532,824 adjustment to increase the basis of the acquired property, plant and equipment to reflect fair value of the assets at the Acquisition Date. The estimated useful lives range from 3 years to 7 years. Depreciation and amortization of intangible assets and property, plant and equipment is calculated on a straight-line basis. This also reflects a $153,132 adjustment to increase the basis of the acquired inventory to reflect fair value of the inventory and a $230,407 adjustment to decrease the basis of the acquired deferred revenue to reflect the fair value of the deferred revenue at the Acquisition Date.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ISP. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2017, there was an adjustment of $713,812 made to the recognized amounts of goodwill to decrease goodwill to reflect changes in the fair value of the net assets purchased in the Acquisition.

The Company recognized approximately $45,000 of Acquisition related costs that were expensed in the current period and approximately $653,000 for the nine months ended March 31, 2017. These costs are included in the consolidated statements of comprehensive income in the line item entitled “Selling, general and administrative.” The Company recognized Acquisition related expenses of approximately $209,000 in fiscal 2016. The Company also recognized approximately $950,000 in expenses associated with the public offering of shares of Class A common stock, the net proceeds of which were used to provide funds to pay for a portion of the purchase price of the Acquisition. These expenses were deducted from the gross proceeds received as a result of the public offering of Class A common stock, as reflected in stockholders’ equity. For additional information on this public offering, see Note 13, Public Offering of Class A Common Stock, in these Consolidated Financial Statements.

The amounts of revenue and net income of ISP included in the Company’s consolidated statements of comprehensive income from the Acquisition Date to the period ending March 31, 2017 are as follows:

Revenue	$4,096,286
Net income	$1,014,923

The following represents unaudited pro forma consolidated information as if ISP had been included in the consolidated results of the Company for the nine months ending March 31, 2017 and 2016:

	Nine months ended	Nine months ended
	March 31, 2017	March 31, 2016
Revenue	$25,491,276	$21,341,435
Net income	$1,203,355	$1,025,228

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

Prior to the Acquisition, the Company had a preexisting relationship with ISP. The Company ordered anti-reflective coating services from ISP on an arms’ length basis. The Company had also partnered with ISP to develop and sell molded optics as part of a multiple lens assembly sold to a third party and had provided certain standard molded optics for resale through ISP’s catalog. At the Acquisition Date, the Company had amounts payable to ISP of $8,000 for services provided prior to the Acquisition and ISP had payables of $24,500 due to the Company.

4. Inventories

The components of inventories include the following:

	March 31, 2017	June 30, 2016

Raw materials	$2,142,830	$1,791,791
Work in process	1,642,236	1,269,539
Finished goods	2,106,644	1,171,343
Reserve for obsolescence	(808,360)	(395,864)
	$5,083,350	$3,836,809

The value of tooling in raw materials was approximately $1.43 million at March 31, 2017 and approximately $1.16 million at June 30, 2016.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Life (Years)	2017	2016

Manufacturing equipment	5 - 10	$13,155,843	$6,818,382
Computer equipment and software	3 - 5	372,597	339,723
Furniture and fixtures	5	107,120	92,705
Leasehold improvements	5 - 7	1,212,691	1,225,099
Construction in progress		405,338	597,452
Total property and equipment		15,253,589	9,073,361

Less accumulated depreciation and amortization		5,490,547	4,703,316

Total property and equipment, net		$9,763,042	$4,370,045

6. Accounts Payable

The accounts payable balance as of March 31, 2017 and June 30, 2016 includes approximately $73,000 and $69,250, respectively, which represents earned but unpaid board of directors’ fees.

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

The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $1,927 and $2,303 for the nine months ended March 31, 2017 and 2016, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP Plan.

These plans are summarized below:

		Award Shares	Available for
		Outstanding	Issuance
	Award	at March 31,	at March 31,
Equity Compensation Arrangement	Authorized	2017	2017
Amended and Restated Omnibus Incentive Plan	3,915,625	2,602,968	633,701
Employee Stock Purchase Plan	400,000	—	377,988

	4,315,625	2,602,968	1,011,689

Grant Date Fair Values and Underlying Assumptions; Contractual Terms — We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted in the nine month periods ended March 31, 2017 and 2016, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine months	Nine months
	March 31, 2017	March 31, 2016
Weighted average expected volatility	77% - 83%	68% - 103%
Dividend yields	0%	0%
Weighted average risk-free interest rate	1.18% - 1.90%	0.37% - 1.49%
Weighted average expected term, in years	7.49	4.29 - 7.50

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit (“RSU”) grants with both performance and service conditions were 20% for each of the nine months ended March 31, 2017 and 2016. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards — A summary of the activity for share-based compensation awards in the nine months ended March 31, 2017 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Remaining
		Price	Contract		Contract
	Shares	(per share)	Life (YRS)	Shares	Life (YRS)
June 30, 2016	819,260	$1.90	5.6	1,311,795	0.9

Granted	339,926	$1.61	9.6	230,772	2.6
Exercised	—	—	—	(33,785)	—
Cancelled/Forfeited	(65,000)	$4.26	—	—	—
March 31, 2017	1,094,186	$1.67	6.6	1,508,782	1.0

Awards exercisable/vested as of
March 31, 2017	850,425	$1.70	5.9	1,069,870	—

Awards unexercisable/unvested as of
March 31, 2017	243,761	$1.56	8.8	438,912	1.0
	1,094,186			1,508,782

	Stock Options	RSUs	All Awards
Weighted average fair value of share awards granted in period	$1.15	$1.56	$1.32

The total intrinsic value of options outstanding and exercisable at March 31, 2017 and 2016 was $900,135 and $250,348, respectively.

The total intrinsic value of RSUs exercised during the nine months ended March 31, 2017 and 2016 was $79,395 and $0, respectively.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2017 and 2016 was $2,931,444 and $1,757,796, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2017 and 2016 was $333,117 and $388,858, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2017 and 2016 was $406,450 and $37,415, respectively.

As of March 31, 2017, there was $557,103 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

	Stock
	Options	RSUs	Total

Three months ended June 30, 2017	12,597	63,735	76,332

Year ended June 30, 2018	39,612	244,917	284,529

Year ended June 30, 2019	17,784	144,984	162,768

Year ended June 30, 2020	3,243	29,989	33,232

Year ended June 30, 2021	242	—	242
	$73,478	$483,625	$557,103

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of March 31, 2017 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2016	182,250	441,599	623,849	$1.35
Granted	339,926	230,772	570,698	$1.32
Vested	(274,665)	(233,459)	(508,124)	$1.28
Cancelled/Forfeited	(3,750)	—	(3,750)	$1.08
March 31, 2017	243,761	438,912	682,673	$1.38

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the nine months ended March 31, 2017 and 2016 included in the consolidated statements of comprehensive income:

	Nine months ended	Nine months ended
	March 31,	March 31,
	2017	2016

Stock options	$34,882	$37,125
RSUs	284,300	224,490
Total	$319,182	$261,615

The amounts above were included in:
Selling, general & administrative	$315,429	$260,450
Cost of sales	2,792	238
New product development	961	927
	$319,182	$261,615

8. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity. The foreign exchange translation adjustment reflects a net gain of approximately $113,000 for the nine months ended March 31, 2017 and a gain of approximately $47,000 for the nine months ended March 31, 2016. As of March 31, 2017, we had approximately $17,993,000 in assets and $16,226,000 in net assets located in China and Latvia. As of June 30, 2016, we had approximately $11,311,000 in assets and $9,942,000 in net assets located in China.

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

The fair value of the outstanding June 2012 Warrants was re-measured on March 31, 2017 to reflect their fair market value at the end of the current reporting period. As of March 31, 2017, there were 429,195 shares of Class A common stock underlying our outstanding June 2012 Warrants. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are either fully exercised or expire. The change in fair value of the June 2012 Warrants is recorded in the statement of comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions:

	Exercise	Exercise	Exercise	Exercise	Exercise
Inputs into Lattice model for warrants:	2/15/2017	2/21/2017	2/23/2017	3/16/2017	3/29/2017	3/31/2017
Equivalent volatility	55.28%	55.02%	54.17%	56.93%	61.04%	61.47%
Equivalent interest rate	0.80%	0.75%	0.75%	0.95%	0.95%	0.95%
Floor	$1.15	$1.15	$1.15	$1.15	$1.15	$1.15
Stock price	$2.08	$2.25	$2.27	$2.41	$2.62	$2.74
Probability price < strike price	24.10%	24.10%	23.90%	13.40%	13.80%	5.80%
Fair value of call	$0.93	$1.08	$1.09	$1.23	$1.44	$1.55
Probability of fundamental transaction occuring	0%	0%	0%	0%	0%	0%

The warrant liabilities are considered recurring Level 3 financial instruments, with a fair value of approximately $665,000 and $717,000 at March 31, 2017 and June 30, 2016, respectively.

The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the nine months ended March 31, 2017:

Warrant Liability
Fair value, June 30, 2016	$717,393
Exercise of common stock warrants	(509,771)
Change in fair value of warrant liability	457,784
Fair value, March 31, 2017	$665,406

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

	(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net income	$100,824	$775,758	$1,338,987	$1,083,148

Basic	23,818,136	15,530,574	18,621,072	15,339,337

Options to purchase common stock	208,429	193,488	92,094	73,737
RSUs	1,267,572	1,102,129	1,139,142	935,041
Common stock warrants	334,566	577,961	293,668	495,765
Diluted	25,628,703	17,404,152	20,145,976	16,843,880

Earnings per common share:
Basic	$0.00	$0.05	$0.07	$0.07
Diluted	$0.00	$0.04	$0.07	$0.06

Options to purchase common stock	883,701	631,869	868,209	708,811
RSUs	262,983	209,666	300,096	273,553
Common stock warrants	531,925	578,212	683,744	885,277
	1,678,609	1,419,747	1,852,049	1,867,641

11.   Lease Commitments

We have operating leases for office space. At March 31, 2017, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there is one 5-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the Orlando Lease, as amended.

We received approximately $420,000 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was approximately $111,000 as of March 31, 2017. The deferred rent is being amortized as a reduction in lease expense over the term of the Orlando Lease.

At March 31, 2017, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”). The Shanghai Lease commenced in October 2015 and expires October 2017.

At March 31, 2017, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”). The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019.

At March 31, 2017, we, through our wholly-owned subsidiary ISP, have a lease agreement for a manufacturing and office facility in New York (the “ISP Lease”). The ISP Lease, which is for a five-year original term with renewal options, expires September 2020.

At March 31, 2017, we, through ISP’s wholly-owned subsidiary ISP Latvia, have two lease agreements for a manufacturing and office facility in Riga, Latvia (the “Riga Leases”). The Riga Leases, each of which is for a five-year original term with renewal options, expires December 2019.

During fiscal 2014, 2015 and 2016, we entered into five capital lease agreements, with terms ranging from three to five years, for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $749,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $302,000 as of March 31, 2017. Amortization related to capital lease assets is included in depreciation and amortization expense.

Rent expense totaled approximately $530,000 and $427,000 during the nine months ended March 31, 2017 and 2016, respectively.

The approximate future minimum lease payments under capital and operating leases at March 31, 2017 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Lease

2017	$60,929	$185,000
2018	241,726	759,000
2019	113,391	726,000
2020	62,258	671,000
2021	—	434,000
2022 and beyond	—	280,000
Total minimum payments	478,304	$3,055,000

Less imputed interest	(44,805)
Present value of minimum lease payments included in capital lease obligations	433,499
Less current portion	239,981
Non-current portion	$193,518

12. Loans Payable

On December 21, 2016, the Company executed the Second Amended and Restated Loan and Security Agreement (the “LSA”) with AvidBank for the Term Loan in the aggregate principal amount of $5 million and a working capital revolving line of credit (the “Revolving Line”). The LSA amends and restates that certain Loan and Security Agreement between the Company and AvidBank dated September 30, 2013, as amended and restated pursuant to that certain Amended and Restated Loan and Security Agreement dated as of December 23, 2014, and as further amended pursuant to that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015.

The Term Loan is for a five-year term. Pursuant to the LSA, interest on the Term Loan began accruing on December 21, 2016 and is paid monthly for the first six months of the term of the Term Loan. Thereafter, both principal and interest is due and payable in fifty-four (54) monthly installments. The Term Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate, or 6% at March 31, 2017; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment is permitted; however, the Company must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Term Loan if prepayment occurs on or prior to December 21, 2018, or (ii) 0.75% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Term Loan. As of March 31, 2017, approximately $3,900 of the costs incurred were amortized.

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

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21, 2017, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the LSA. There were no borrowings under the Revolving Line during the period. As of March 31, 2017, there was no outstanding balance under the Revolving Line.

The Company’s obligations under the LSA are secured by a first priority secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, the Company’s wholly-owned subsidiary, Geltech, has guaranteed our obligations under the LSA.

The LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. Additionally, the LSA requires us to maintain a fixed charge coverage ratio (as defined in the LSA) of at least 1:15 to 1:00 and an asset coverage ratio (as defined in the LSA) of at least 1.50 to 1.00. As of March 31, 2017, the Company is in compliance with all covenants.

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

On December 21, 2016, the Company also entered into the Sellers Note in the aggregate principal amount of $6 million. Pursuant to the Sellers Note, during the period commencing on December 21, 2016 (the “Issue Date”) and continuing until the fifteen month anniversary of the Issue Date (the “Initial Period”), interest will accrue on only the principal amount of the Sellers Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Note from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears. The term of the Sellers Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, is due and payable on December 21, 2021, the maturity date. The Company may prepay the Sellers Note in whole or in part without penalty or premium. If the Company does not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve (12%) per annum from the date of such non-payment until the Company pays such amount in full. The Sellers Note was valued based on the present value of expected cash flows, using a risk-adjusted discount rate of 7.5%. The fair value of the Sellers Note was determined to be approximately $6,327,200 based on the present value of expected future cash flows, using a risk-adjusted discount rate of 7.5%. The Sellers Note is included in Loans payable, less current portion on the consolidated balance sheet. As of March 31, 2017 approximately $34,500 was added to the fair value premium and was amortized. As of March 31, 2017 the amount outstanding under the Sellers Note was $5.7 million, after applying the $292,816 working capital adjustment, as discussed in Note 3 to these Consolidated Financial Statements.

In addition, upon the occurrence of a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of the Company, the entire unpaid and outstanding principal balance of the Seller’s Note, together with all accrued and unpaid interest and any and all other amounts payable under the Seller’s Note, will immediately be due and payable.

Future maturities of loans payable are as follows:

Year ended June 30,	Avidbank Note	Seller’s Note	Fair Value	Debt Costs	Total

2017	$—		$(29,254)	$(3,885)	$(33,139)
2018	1,111,500		(78,153)	(15,545)	1,017,802
2019	1,111,000		123,452	(15,545)	1,218,907
2020	1,111,000		132,751	(15,545)	1,228,206
2021	1,111,000		142,749	(15,545)	1,238,204
2022	555,500	5,707,184	75,363	(7,772)	6,330,275
Total payments	$5,000,000	$5,707,184	$366,908	$(73,837)	$11,000,255
Less current portion					833,750
Non-current portion					$10,166,505

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

On December 21, 2016, the Company completed its underwritten public offering of 8,000,000 shares of Class A common stock, which included the full exercise by the Underwriters of their option to purchase 1,000,000 shares of Class A common stock to cover over-allotments, at a public offering price of $1.21 per share. The Company realized net proceeds of approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering provided funds for a portion of the purchase price of the Acquisition of ISP, as well as provided funds for the payment of transaction expenses and other costs incurred in connection with the Acquisition.

The offering of the shares of Class A Common Stock was made pursuant to a Registration Statement on Form S-1, as amended (Registration No. 333-213860), which the SEC declared effective on December 15, 2016, and the final prospectus dated December 16, 2016.

14. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill was as follows:

Goodwill at June 30, 2016	—
Additions	1,227,752
Adjustments	(713,812)
Goodwill at March 31, 2017	$513,940

The increase in goodwill during the first half of fiscal 2017 was due to the Acquisition of ISP. See Note 3, Acquisition of ISP Optics Corporation, to these Consolidated Financial Statements, for more information.

Intangible assets as a result of the Acquisition of ISP were comprised of:

		Amortization through
Fair value of Intangible assets:	Useful life (yrs)	Gross	March 31, 2017	Net
Customer relationships	15	$5,666,000	$94,433	$5,571,567
Backlog	2	376,000	47,001	328,999
Trade secrets	8	2,734,000	85,438	2,648,562
Trademark	8	2,438,000	76,187	2,361,813
Non-compete agreement	3	21,000	1,750	19,250
		$11,235,000	$304,809	$10,930,191

Future amortization of intangibles is as follows:

Fiscal year ended:
June 30, 2017	$304,809
June 30, 2018	1,219,237
June 30, 2019	1,125,235
June 30, 2020	1,027,733
June 30, 2021	1,024,233
June 30, 2022 and later	6,228,944
$10,930,191

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

In December 2016, we acquired ISP and its wholly-owned subsidiary ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high performance lens assemblies. ISP’s New York facility functions as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. ISP Latvia is located in Riga, Latvia. It is a manufacturer of high precision optics and offers a full range of infrared products including catalog and custom infrared optics. For additional information, see Note 3, Acquisition of ISP Optics Corporation, to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Within the larger overall markets, which are estimated to be in the multi-billions of dollars, we believe there is a market of approximately $1.7 billion for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. In addition to these major markets, a large percentage of our revenues are derived from sales to unaffiliated companies that purchase our products to fulfill their customer’s orders, as well as unaffiliated companies that offer our products for sale in their catalogs. Our strategy is to leverage our technology, know-how, established low cost manufacturing capability and partnerships to grow our business.

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues:

Revenue for the third quarter of fiscal 2017 was approximately $8.5 million, an increase of approximately $4.4 million, or 106%, as compared to the same period of the prior fiscal year. The increase from the third quarter of the prior fiscal year is attributable to an approximately $3.5 million increase, or 893%, in revenues generated by infrared products, primarily attributable to ISP, an approximately $1.2 million increase, or 132%, in sales of HVPMO lenses, which was partially offset by an approximately $323,000 decrease, or 38%, in revenues from specialty products and an approximately $30,000 decrease, or 17%, in revenues from NRE projects. The decrease in revenues generated by the specialty products group was due to the absence of approximately $272,000 of revenues generated in the third quarter of fiscal 2016 for a final order of custom fiber collimator assemblies. This specific product technology was transferred to the customer pursuant to a license agreement entered into in fiscal 2015. Thus, the customer is no longer placing orders for fiber collimator assemblies with us.

Cost of Sales and Gross Margin:

Gross margin in the third quarter of fiscal 2017 was $4.2 million, an increase of 90% as compared to $2.2 million in the prior year period. Gross margin as a percentage of revenue was 50% for the third quarter of fiscal 2017, compared to 54% for the third quarter of fiscal 2016. The change in gross margin as a percentage of revenue is primarily attributable to the inclusion of revenues generated by ISP products for the full quarter. Total cost of sales was approximately $4.3 million for the third quarter of fiscal 2017, an increase of approximately $2.4 million as compared to the same period of the prior fiscal year. This increase in total cost of sales is entirely due to the increase in volume of sales, primarily as a result of the Acquisition of ISP.

Selling, General and Administrative:

During the third quarter of fiscal 2017, selling, general and administrative (“SG&A”) costs were approximately $2.3 million, compared to $1.8 million in the third quarter of fiscal 2016, an increase of approximately $517,000 primarily attributable to the addition of ISP’s SG&A costs. The increase was primarily due to an approximately $292,000 increase in wages, an approximately $116,000 increase in professional fees, an approximately $71,000 increase in travel expenses and an approximately $45,000 increase in expenses related to the Acquisition of ISP. We expect future SG&A costs to increase slightly during the remainder of fiscal 2017 due to the addition of ISP’s SG&A costs.

New Product Development:

New product development costs were approximately $308,000 in the third quarter of fiscal 2017, an increase of $143,000, or 87%, as compared to the third quarter of fiscal 2016. This increase was primarily due to an approximately $116,000 increase in wages, an approximately $15,000 increase in patent expenses, an approximately $6,000 increase in materials used for engineering projects and an approximately $6,000 increase in other expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Other Income (Expense):

Interest expense was approximately $193,000 in the third quarter of fiscal 2017 as compared to approximately $8,000 in the third quarter of fiscal 2016. Interest expense resulted from (i) amortization of debt costs related to our prior invoiced-based working capital revolving line of credit with Avidbank pursuant to that certain Amended and Restated Loan and Security Agreement dated December 23, 2014, as further amended by that First Amendment to Amended and Restated Loan Security Agreement dated December 23, 2015 (collectively, the “Prior Line of Credit”), (ii) interest on the Term Loan and the Sellers Note and (iii) interest on capital leases.

In the third quarter of fiscal 2017, we recognized non-cash expense of approximately $748,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $662,000 in the same period last year. The change in fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in market value of our Class A common stock. This fair value will be re-measured each reporting period throughout the remainder of the five-year life of the June 2012 warrants, or until exercised.

Other income, net was approximately $28,000 in the third quarter of fiscal 2017 compared to approximately $36,000 in the third quarter of fiscal 2016. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the third quarter of fiscal 2017 and 2016, we incurred a gain of approximately $18,000 and $26,000, respectively, on foreign currency translation.

Income taxes:

Income tax expense was approximately $266,000 in the third quarter of fiscal 2017, an increase of $139,000 compared to the third quarter of fiscal 2016. This increase was primarily attributable to income taxes associated with our Chinese subsidiaries and, to a much lesser extent, income taxes attributable to ISP Latvia. We extinguished all net operating loss (“NOL”) carryforwards in China during fiscal 2016. Accordingly, we are now accruing income taxes in China related to such operations. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. ISP Latvia is governed by the Law of Corporate Income Tax of Latvia, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 15% on income reported in the statutory financial statements after appropriate tax adjustments. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Our effective tax rate was 71% for the third quarter of 2017. Excluding the impact of the change in the fair value of the warrant liability and the impact of foreign translation, which are both excluded when computing taxable income, our effective tax rate was 24%. This is a blending of the Chinese statutory rate of 25% and the Latvian statutory rate of 15%.

Net Income:

Net income was approximately $101,000, or $0.00 basic and diluted earnings per share, during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016, in which we reported a net income of approximately $776,000, or $0.05 basic and $0.04 diluted earnings per share. The approximately $675,000 decrease in net income in the third quarter of fiscal 2017, as compared to the prior year period, is primarily as a result of the recognition of approximately $748,000 in non-cash expense associated with the change in the fair value of the warrant liability in connection with our June 2012 Warrants. In the comparable prior period, the change in warrant liability resulted in non-cash income of approximately $662,000. The change in warrant liability between periods of approximately $1.4 million is offset by an approximately $1.1 million increase in operating income as a result of the approximately $4.4 million increase in revenue. Net income was also affected by higher income taxes, as well as an increase in SG&A expenses and new product development costs in the third quarter of fiscal 2017 as compared to the prior year period. Approximately 73% of the increase in SG&A expenses in the third quarter of fiscal 2017, as compared to the prior year period, was related to the Acquisition of ISP.

Weighted-average basic and diluted common shares outstanding increased to 23,818,136 and 25,628,703, respectively, in the third quarter of fiscal 2017 from 15,530,574 and 17,404,152, respectively, in the third quarter of fiscal 2016. The increase was primarily due to 8 million shares of Class A common stock issued in connection with the Acquisition of ISP, shares of Class A common stock issued under the 2014 ESPP and shares of Class A common stock issued as a result of the exercises of stock options and warrants.

Fiscal First Nine Months: Nine months ended March 31, 2017 compared to the nine months ended March 31, 2016

Revenues:

Revenue for the first nine months of fiscal 2017 was approximately $19.4 million, an increase of approximately $6.8 million, or 54%, as compared to the same period of the prior fiscal year. The increase from the first nine months of the prior fiscal year is attributable to an approximately $4.2 million increase, or 375%, in revenues generated primarily by sales of ISP’s infrared lenses, an approximately $3.2 million increase, or 121%, in revenues generated by sales of HVPMO lenses, and an approximately $888,000 increase, or 17%, in revenues generated by sales of LVPMO lenses, partially offset by an approximately $ 1.2 million decrease, or 40%, in revenues from specialty products and an approximately $166,000 decrease, or 32%, in revenues from NRE projects. The decrease in revenues generated by the specialty products group was due to the absence of approximately $1.0 million of revenues generated in the first nine months of fiscal 2016 due to a final order of custom fiber collimator assemblies. This specific product technology was transferred to the customer pursuant to a license agreement entered into in fiscal 2015. Thus, the customer is no longer placing orders for fiber collimator assemblies with us.

Cost of Sales and Gross Margin:

Gross margin as a percentage of revenue in the first nine months of fiscal 2017 was 53%, compared to 55% in the first nine months of fiscal 2016. Gross profit in the first nine months of fiscal 2017 was $10.4 million, compared to $6.8 million in the prior year period, an increase of 51%. Total cost of sales was approximately $9.0 million for the first nine months of fiscal 2017, an increase of approximately $3.3 million compared to the same period of the prior fiscal year. The 58% increase in cost of sales was entirely due to the increased volume, primarily as a result of the Acquisition of ISP.

Selling, General and Administrative:

During the first nine months of fiscal 2017, SG&A costs were approximately $6.2 million, compared to $4.8 million in the first nine months of fiscal 2016, an increase of approximately $1.4 million. The increase was primarily due to: (i) an approximately $653,000 increase in expenses related to the Acquisition of ISP, (ii) an approximately $107,000 increase in travel expenses, (iii) an approximately $173,000 increase in professional fees, (iv) an approximately $389,000 increase in wages, primarily related to the Acquisition of ISP, and (v) an approximately $78,000 increase in other expenses. We expect future SG&A costs to increase slightly during the remainder of fiscal 2017 due to the addition of ISP’s SG&A costs.

New Product Development:

New product development costs were approximately $854,000 in the first nine months of fiscal 2017, an increase of approximately $373,000 as compared to the first nine months of fiscal 2016. This increase was primarily due to an approximately $291,000 increase in wages, an approximately $55,000 increase in materials used for engineering projects to expand and enhance our existing products and an approximately $26,000 increase in other expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Other Income (Expense):

Interest expense was approximately $206,000 in the first nine months of fiscal 2017 as compared to approximately $30,000 in the first nine months of fiscal 2016. Interest expense resulted from (i) amortization of debt costs related to our Prior Line of Credit with Avidbank, (ii) interest on Term Loan and the Sellers Note, and (iii) interest on capital leases.

In the first nine months of fiscal 2017, we recognized non-cash expense of approximately $458,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized expense of approximately $25,000 in the same period last year. The change in fair value of the June 2012 warrants is not impacted by our actual operations but is instead strongly tied to the change in market value of our Class A common stock. This fair value will be re-measured each reporting period throughout the remainder of the five-year life of the warrants, or until exercised.

Other expense, net was approximately $229,000 in the first nine months of fiscal 2017 compared to approximately $217,000 in the first nine months of fiscal 2016. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first nine months of fiscal 2017 and 2016, we incurred a loss of approximately $254,000 and $176,000, respectively, on foreign currency translation.

Income taxes:

Income tax expense was approximately $772,000 in the first nine months of fiscal 2017, an increase of $641,000 from the first nine months of fiscal 2016. This increase was primarily attributable to income taxes associated with our Chinese operations, and to a much lesser extent income taxes attributable to ISP Latvia. We utilized all NOL carryforwards in China during fiscal 2016. Accordingly, we are now accruing income taxes in China related to such operations. Our Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. ISP Latvia is governed by the Law of Corporate Income Tax of Latvia, which is applicable to privately run and foreign invested enterprises, and which generally subjects such enterprises to a statutory rate of 15% on income reported in the statutory financial statements after appropriate tax adjustments. We anticipate that these expenses will remain at current levels for the remainder of fiscal year 2017.

Our effective tax rate was 37% for the first nine months of 2017. During the first quarter of fiscal 2017, we determined that income tax expense was understated for fiscal 2016 by approximately $74,000. We determined that the error was not material to the prior year financial statements. We also concluded that an out-of-period correction would not be material and therefore have corrected this error in the first nine months of fiscal 2017. Excluding the impact of the out-of-period correction, the change in the fair value of the warrant liability and the impact of foreign translation, which are both excluded when computing taxable income, our effective tax rate was 25%.

Net Income:

Net income was approximately $1.3 million, or $0.07 basic and diluted earnings per share, during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016, in which we reported net income of approximately $1.1 million, or $0.07 basic and $0.06 diluted earnings per share. Net income was affected by the increase in operating expenses in the first nine months of fiscal 2017 as compared to the prior year period, including higher SG&A expenses and product development costs, and an approximately $653,000 increase in expenses as a result of expenses incurred related to the Acquisition of ISP.

Weighted-average basic and diluted common shares outstanding increased to 18,621,072 and 20,145,976, respectively, in the first nine months of fiscal 2017 from 15,339,337 and 16,843,880, respectively, in the first nine months of fiscal 2016. The increase was primarily due to 8 million shares of Class A common stock issued in connection with the Acquisition of ISP, shares of Class A common stock issued under the 2014 ESPP and shares of Class A common stock issued as a result of exercises of stock options and warrants.

Liquidity and Capital Resources

At March 31, 2017, we had working capital of approximately $13.0 million and total cash and cash equivalents of approximately $6.8 million, of which approximately $3.6 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of March 31, 2017, we had retained earnings of $3.3 million and we need to have $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings from foreign operations, and therefore, we have not previously provided United States taxes on the related earnings. We would provide for and pay additional United States taxes at such time.

On December 21, 2016, we executed the LSA with AvidBank for the Term Loan in the aggregate principal amount of $5 million and the Revolving Line. The LSA amends and restates that certain Loan and Security Agreement between us and AvidBank dated September 30, 2013, as amended and restated pursuant to that certain Amended and Restated Loan and Security Agreement dated as of December 23, 2014, and as further amended pursuant to that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015.

The Term Loan is for a five-year term. Pursuant to the LSA, interest on the Term Loan began accruing on December 21, 2016 and is paid monthly for the first six months of the term of the Term Loan. Thereafter, both principal and interest is due and payable in fifty-four (54) monthly installments. The Term Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment is permitted; however, we must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Term Loan if prepayment occurs on or prior to December 21, 2018, or (ii) 0.75% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020.

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

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21, 2017, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the LSA.

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

As of March 31, 2017, the amount outstanding under the Term Loan was $5 million and under the Revolving Line was $0. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Loan. Amortization of approximately $3,900 is included in interest expense.

On December 21, 2016, we also entered into a Sellers Note in the aggregate principal amount of $6 million. Pursuant to the Sellers Note, during the Initial Period, interest will accrue on only the principal amount of the Sellers Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Notes from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears. The term of the Sellers Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, is due and payable on the maturity date. We may prepay the Sellers Note in whole or in part without penalty or premium. If we do not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve (12%) per annum from the date of such non-payment until we pay such amount in full. The fair value of the Sellers Note was determined to be approximately $6,327,200. The fair value of the future payments was determined using the risk adjusted rate of 7.5%. The Sellers Note is included in Loans payable, less current portion on the consolidated balance sheet.

In addition, upon the occurrence of a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of us, the entire unpaid and outstanding principal balance of the Sellers Note, together with all accrued and unpaid interest and any and all other amounts payable under the Sellers Note, will immediately be due and payable.

As of March 31, 2017, the amount outstanding under the Sellers Note was $5.7 million, after applying the approximately $292,800 working adjustment to the balance.

For additional information, see Note 12, Loans Payable, to the Notes to the Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth during the remainder of fiscal 2017 primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products, particularly as a result of the ISP Acquisition. We also expect to be better positioned to accelerate our revenue growth and profitability as a result of our transition to a technical sales process that leverages the success of our existing demand-creation model. These growth initiatives and organizational modifications are intended to further enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

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

Cash Flows – Financings:

Net cash provided by financing activities was approximately $14.1 million in the first nine months of fiscal 2017 compared to a net cash provided of approximately $272,000 in the first nine months of fiscal 2016. We received approximately $5.0 million in proceeds from the Loan and approximately $8.7 million in net proceeds related to the public offering of 8,000,000 shares of our Class A common stock in connection with the Acquisition of ISP. We also received net proceeds of approximately $585,000 from the exercise of June 2012 Warrants in the first nine months of fiscal 2017.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $2.9 million for the nine months ended March 31, 2017, compared to $1.2 million for the first nine months of fiscal 2016. We anticipate improvement in our cash flows provided by operations in future years due to sales growth, particularly as a result of the Acquisition of ISP, and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

Overall, during the first nine months of fiscal 2017, we expended approximately $13.2 million in investing activities, compared to approximately $750,000 in the first nine months of fiscal 2016. During the first nine months of fiscal 2017, we expended approximately $1.4 million for capital equipment as compared to $756,000 during the same period of fiscal 2016. The majority of our capital expenditures during both of the nine month periods of fiscal 2017 and fiscal 2016 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our facility in Zhenjiang. Overall, we anticipate an increase in capital expenditures during fiscal 2017, as compared to fiscal 2016; however, the total amount expended will depend on opportunities and circumstances.

During the first nine months of fiscal 2017, we also expended approximately $11.8 million for the Acquisition of ISP, see Note 3 for more information.

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

Our 12-month backlog at March 31, 2017 was approximately $11.1 million compared to $6.6 million as of June 30, 2016. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($000)	Change from Prior Year End	Change fFrom Prior Quarter End
Q3 2016	$6,969	7%	8%
Q4 2016	$6,598	2%	-5%
Q1 2017	$5,806	-12%	-12%
Q2 2017	$12,422	88%	114%
Q3 2017	$11,086	68%	-11%

Our 12-month backlog as of March 31, 2017 includes approximately $6.6 million attributable to ISP.

We have diversified our business by developing new applications for our products in markets such as digital imaging, laser tools, telecommunications, digital projectors, industrial equipment, weapon sights, medical instruments and green lasers. Examples of these new applications include: 2D scanning, fiber laser delivery systems, disposable medical instruments, and infrared sensor applications. With the Acquisition of ISP, we have broadened our capabilities to include additional glass types and the ability to make much larger lenses. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2017.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three and nine month periods ended March 31, 2017 and 2016:

		(unaudited)
		Three months ended			Nine months ended
		March 31,		QTR %	March 31,		Year-to-date
		2017	2016	Change	2017	2016	% Change
Revenue	LVPMO	1,845,799	1,786,187	3%	6,144,020	5,255,641	17%
	HVPMO	2,138,911	923,896	132%	5,763,849	2,607,496	121%
	Infrared Products	3,843,335	386,959	893%	5,280,926	1,111,901	375%
	Speciality Products	516,123	838,984	-38%	1,826,278	3,052,947	-40%
	NRE	145,875	175,947	-17%	345,036	510,649	-32%
	Total sales, net	8,490,043	4,111,973	106%	19,360,109	12,538,634	54%

Units	LVPMO	76,788	79,075	-3%	274,006	218,087	26%
	HVPMO	488,069	312,657	56%	1,568,544	1,059,849	48%
	Infrared Products	42,411	8,539	397%	64,451	19,744	226%
	Speciality Products	23,857	10,027	138%	72,404	93,011	-22%
	NRE	27	412	-93%	55	454	-88%
		631,152	410,710	54%	1,979,460	1,391,145	42%

Three months ended March 31, 2017

Our revenue increased by 106% in the third quarter of fiscal 2017, as compared to the prior year period with growth driven predominantly from the HVPMO and infrared product groups. We have seen strong growth in our core business from the telecommunications sector, and our infrared business has expanded significantly with the Acquisition of ISP.

We had a 3% increase in revenue in LVPMO in the third quarter of fiscal 2017, compared to the same period of the prior fiscal year. Although our unit shipment volume in LVPMO lenses decreased by 3% in the third quarter of fiscal 2017, as compared to the same period of the prior fiscal year, the average selling price increased by 6%, comparatively, due to market conditions. The increase in revenue is attributed to growth in sales to customers in the defense, telecommunications and industrial sectors.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. During the third quarter of fiscal 2017, sales of HVPMO lens units increased by 56%, and the average selling price increased by 48%, both as compared to the prior period, which produced a 132% increase in HVPMO revenue as compared to the prior year period. The increases are due to the continued strength of the telecommunications sector.

We had significant growth in the infrared product group, which primarily consisted of revenues generated by ISP. During the third quarter of fiscal 2017, sales of infrared units increased by 397% as compared to the prior year period, resulting in infrared product revenue increasing by 893% in the third quarter of fiscal 2017 as compared to the prior year period. The increases in revenue and units sold primarily derived from sales to customers in the thermal market.

In the third quarter of fiscal 2017, our specialty product revenue decreased by 38%, as compared to the prior year period. The decrease in revenue is due to revenues generated in the prior period from the sales of our fiber collimator assemblies sold to a customer pursuant to a license agreement, which did not continue in the current period. Approximately $272,000 of the specialty group sales from the third quarter of fiscal 2016 was due to a final order of custom fiber collimator assemblies. This specific product technology was transferred to the customer pursuant to a license agreement entered into in fiscal 2015. Thus, the customer is no longer placing orders for fiber collimator assemblies with us.

Revenues generated by our NRE products group decreased by 17% in the third quarter of fiscal 2017 as compared to the prior year period, due to fewer projects for customers in the infrared, medical device and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Nine months ended March 31, 2017

Our revenue increased by 54% in the first nine months of fiscal 2017, as compared to the prior year period with growth driven predominantly from the HVPMO and infrared product groups. We have seen strong growth in our core business from the telecommunications sector, and our infrared business has expanded significantly with the Acquisition of ISP.

Our unit shipment volume in LVPMO lenses increased by 26% in the first nine months of fiscal 2017, as compared to the same period of the prior fiscal year, which resulted in a 17% increase in revenue in the third quarter of fiscal 2017, compared to the same period of the prior fiscal year. This increase is attributed to growth in sales to customers in the defense, telecommunications and industrial sectors. The average selling price decreased by 7%, compared to the same period in the prior year due to market conditions.

The HVPMO product group benefitted from the strength in the telecommunications sector as the demand for increased bandwidth continues. During the first nine months of fiscal 2017, sales of HVPMO lens units increased by 48%, and the average selling price increased by 49%, both as compared to the prior period, which produced a 121% increase in HVPMO revenue as compared to the prior year period. The increases are due to the continued strength of the telecommunications sector, as well as some recovery of the Chinese industrial tool market. Historically, revenue from our HVPMO product group had been derived from the industrial tool market in China, which had experienced six years of declining growth.

We had significant growth in the infrared product group, which includes revenues generated by ISP. During the first nine months of fiscal 2017, sales of infrared units increased by 226%, as compared to the prior year periods, resulting in infrared product revenue increasing by 375% in the first nine months of fiscal 2017 as compared to the prior year period. The increases in revenue and units sold primarily derived from sales to customers in the thermal market.

In the first nine months of fiscal 2017, our specialty product revenue decreased by 40%, as compared to the prior year period. The decrease in revenue is due to revenues generated in the prior period from the sales of our fiber collimator assemblies sold to a customer pursuant to a license agreement, which did not continue in the current period. Approximately $1.0 million of the specialty group sales from the first nine months of fiscal 2016 was due to a final order of custom fiber collimator assemblies. This specific product technology was transferred to the customer pursuant to a license agreement entered into in fiscal 2015. Thus, the customer is no longer placing orders for fiber collimator assemblies with us.

Revenues generated by our NRE products group decreased by 32% in the first nine months of fiscal 2017 as compared to the prior year period, due to fewer projects for customers in the infrared, medical device and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days’ worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended March 31, 2017 and 2016, our DCSI was 109 and 178 respectively, compared to an average DCSI of 163 for the year ended June 30, 2016.  The decrease in DCSI from the previous fiscal year end is due to the addition of ISP’s cost of goods and inventory.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended March 31, 2017 and 2016, our DSO was 62 and 67, respectively. For the year ended June 30, 2016, our average DSO was 65. The addition of ISP’s receivables and revenue has decreased DSO as compared to the previous prior year period. We strive to have a DSO no higher than 65.

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

Adjusted Net Income:

We calculate adjusted net income by excluding the change in the fair value of the June 2012 Warrants from net income. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted net income to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income to net income for the three and nine months ended March 31, 2017 and 2016:

	(Unaudited)		(Unaudited)
	Three months ended:		Nine months ended:
	Mar. 31, 2017	Mar. 31, 2016	Mar. 31, 2017	Mar. 31, 2016
Net income	$100,824	$775,758	$1,338,987	$1,083,148
Change in fair value of warrant liability	748,169	(661,854)	457,784	25,211
Adjusted net income	$848,993	$113,904	$1,796,771	$1,108,359
% of revenue	10%	3%	9%	9%

Our adjusted net income for the three months ended March 31, 2017 was approximately $849,000, as compared to adjusted net income of approximately $114,000 for the three months ended March 31, 2016. The difference in adjusted net income between the periods was principally caused by higher revenue generating higher gross margins. The third quarter of fiscal 2017 was also favorably impacted by the Acquisition of ISP.

Our adjusted net income for the nine months ended March 31, 2017 was approximately $1.8 million, as compared to adjusted net income of approximately $1.1 million for the nine months ended March 31, 2016. The difference in adjusted net income between the periods was principally caused by higher revenues generating higher gross margins, which was partially due to the Acquisition of ISP.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three and nine months ended March 31, 2017 and 2016:

	(Unaudited)		(Unaudited)
	Three months ended:		Nine months ended:
	Mar. 31, 2017	Mar. 31, 2016	Mar. 31, 2017	Mar. 31, 2016
Net income	$100,824	$775,758	$1,338,987	$1,083,148
Depreciation and amortization	721,636	219,377	1,240,232	609,029
Income taxes	265,774	126,970	771,600	131,054
Interest expense	192,977	8,287	206,170	30,100
EBITDA	$1,281,211	$1,130,392	$3,556,989	$1,853,331
Change in fair value of warrant liability	748,169	(661,854)	457,784	25,211
Adjusted EBITDA	$2,029,380	$468,538	$4,014,773	$1,878,542
% of revenue	24%	11%	21%	15%

Our adjusted EBITDA for the three months ended March 31, 2017 was approximately $2.0 million, compared to approximately $469,000 for the three months ended March 31, 2016. The difference in adjusted EBITDA between the periods was principally caused by higher operating income recognized in the three months ended March 31, 2017 due to higher revenues.

Our adjusted EBITDA for the nine months ended March 31, 2017 was approximately $4.0 million, compared to approximately $1.9 million for the nine months ended March 31, 2016. The difference in adjusted EBITDA between the periods was principally driven by higher operating income recognized in the nine months ended March 31, 2017 due to higher revenues.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% on invoices that are over 120 days past due for China and Latvia based accounts without an agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. Recovery of bad debt amounts which were previously written-off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On April 27, 2017, our Board of Directors set October 26, 2017 as the date of our 2018 Annual Stockholders’ Meeting (the “Annual Meeting”).  The Annual Meeting will be held at 11 a.m. (ET) at the Hyatt Regency Orlando International Airport Hotel located at 9300 Airport Boulevard, Orlando, Florida 32827.

The date of the Annual Meeting represents a change of more than 30 days from the anniversary of our 2017 Annual Stockholders’ Meeting, which was held on January 26, 2017.  As a result, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, we have set a new deadline for the submission of stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy statement for the Annual Meeting.  The new deadline for the submission of such stockholder proposals is the close of business on May 19, 2017, which we believe is a reasonable time for the review, consideration, and if appropriate, inclusion of any such proposals before we begin to print and send our proxy materials to stockholders for the Annual Meeting.

In accordance with our Amended and Restated Bylaws (the “Bylaws”), stockholders who wish to present a proposal at the Annual Meeting, or nominate a director for election at the Annual Meeting, must provide written notice on or before May 15, 2017.

Any such proposal or notice should be delivered to: Corporate Secretary, at LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando Florida USA 32826 and must also comply with the procedures (including all information specified) in our Bylaws and the rules and regulations of the Securities and Exchange Commission under Rule 14a-8.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description	Notes

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware	1

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware	1

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware	1

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware	2

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware	3

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware	3

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware	4

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware	5

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware	6

3.1.10	Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware	7

3.1.11	Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed March 1, 2016 with the Secretary of State of Delaware	9

3.2	Amended and Restated Bylaws of Registrant	1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

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

9.   This exhibit was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2017 and is incorporated herein by reference thereto.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 4, 2017	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: May 4, 2017	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer