Form 10-Q
period 2017-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2017-11-09
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES  ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company  ☒        Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,539,858 shares of common stock, Class A, $.01 par value, outstanding as of November 7, 2017.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
Assets	2017	2017
Current assets:
Cash and cash equivalents	$8,058,151	$8,085,015
Trade accounts receivable, net of allowance of $13,548 and $7,356	5,196,724	5,890,113
Inventories, net	5,391,422	5,074,576
Other receivables	52,789	29,202
Prepaid expenses and other assets	665,791	641,469
Total current assets	19,364,877	19,720,375

Property and equipment, net	11,411,122	10,324,558
Intangible assets, net	10,045,782	10,375,053
Goodwill	5,854,905	5,854,905
Deferred tax assets	285,000	285,000
Other assets	112,323	112,323
Total assets	$47,074,009	$46,672,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,301,890	$1,536,121
Accrued liabilities	714,859	966,929
Accrued payroll and benefits	1,723,147	1,896,530
Loans payable, current portion	1,111,500	1,111,500
Capital lease obligation, current portion	238,683	239,332
Total current liabilities	6,090,079	5,750,412

Capital lease obligation, less current portion	89,650	142,101
Deferred rent	438,854	458,839
Deferred tax liabilities	197,279	182,349
Warrant liability	407,620	490,500
Loans payable, less current portion	9,681,445	9,926,844
Total liabilities	16,904,927	16,951,045

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 100,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 34,500,000 shares authorized; 24,247,826 and 24,215,733 shares issued and outstanding	242,478	242,157
Additional paid-in capital	225,668,002	225,492,252
Accumulated other comprehensive income	349,543	295,396
Accumulated deficit	(196,090,941)	(196,308,636)
Total stockholders’ equity	30,169,082	29,721,169
Total liabilities and stockholders’ equity	$47,074,009	$46,672,214

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	September 30,	September 30,
	2017	2016

Revenue, net	$7,572,093	$5,000,229
Cost of sales	4,282,756	2,166,481
Gross margin	3,289,337	2,833,748
Operating expenses:
Selling, general and administrative	2,398,242	2,165,062
New product development	381,388	278,018
Amortization of intangibles	329,271	—
Total costs and expenses	3,108,901	2,443,080
Operating income	180,436	390,668
Other income (expense):
Interest expense	(168,410)	(6,941)
Interest expense - debt costs	(32,851)	—
Change in fair value of warrant liability	48,380	43,500
Other income (expense), net	248,124	(21,531)
Total other income (expense), net	95,243	15,028
Net income before income taxes	275,679	405,696
Provision for income taxes	57,984	265,200
Net income	$217,695	$140,496
Foreign currency translation adjustment	54,147	31,553
Comprehensive income	$271,842	$172,049

Earnings per common share (basic)	$0.01	$0.01
Number of shares used in per share calculation (basic)	24,235,058	15,616,855
Earnings per common share (diluted)	$0.01	$0.01
Number of shares used in per share calculation (diluted)	26,221,588	17,152,771

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Three months ended September 30, 2017

(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2017	24,215,733	$242,157	$225,492,252	$295,396	$(196,308,636)	$29,721,169
Issuance of common stock for:
Exercise of warrants	25,000	250	30,000	—	—	30,250
Employee Stock Purchase Plan	7,093	71	19,009	—	—	19,080
Reclassification of warrant liability upon exercise	—	—	34,500	—	—	34,500
Stock based compensation on stock options	—	—	92,241	—	—	92,241
Foreign currency translation adjustment	—	—	—	54,147	—	54,147
Net income	—	—	—	—	217,695	217,695
Balances at September 30, 2017	24,247,826	$242,478	$225,668,002	$349,543	$(196,090,941)	$30,169,082

The accompanying notes are an integral part of these unaudited consolidated statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$217,695	$140,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	804,658	249,465
Interest from amortization of debt costs	3,860	—
Stock based compensation	92,241	119,940
Bad debt expense	(6,142)	—
Change in fair value of warrant liability	(48,380)	(43,500)
Change in fair value of seller’s note	28,990	—
Deferred rent	(19,985)	(32,346)
Inventory write-offs to reserve	—	41,143
Changes in operating assets and liabilities:
Trade accounts receivables	737,036	232,466
Other receivables	(22,417)	88,073
Inventories	(432,216)	(269,111)
Prepaid expenses and other assets	(19,786)	29,680
Accounts payable and accrued liabilities	319,537	365,587
Net cash provided by operating activities	1,655,090	921,893

Cash flows from investing activities
Purchase of property and equipment	(1,411,278)	(387,259)
Net cash used in investing activities	(1,411,278)	(387,259)

Cash flows from financing activities
Proceeds from sale of common stock from employee stock purchase plan	19,080	9,598
Proceeds from exercise of warrants, net of costs	30,250	70,957
Net payments on loan payable	(278,249)	—
Payments on capital lease obligations	(53,100)	(35,300)
Net cash provided by (used in) financing activities	(282,019)	45,255
Effect of exchange rate on cash and cash equivalents	11,343	95,859
Change in cash and cash equivalents	(26,864)	675,748
Cash and cash equivalents, beginning of period	8,085,015	2,908,024
Cash and cash equivalents, end of period	$8,058,151	$3,583,772

Supplemental disclosure of cash flow information:
Interest paid in cash	$85,910	$6,941
Income taxes paid	$336,014	$116,043
Supplemental disclosure of non-cash investing & financing activities:
Reclassification of warrant liability upon exercise	$34,500	$52,424

The accompanying notes are an integral part of these unaudited consolidated statements.

Notes to Financial Statements

1. Basis of Presentation

References in this document to “the Company,” “LightPath,” “we,” “us,” or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

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

History:

We were incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, formed in 1985. We completed our initial public offering (“IPO”) during fiscal 1996. On April 14, 2000, we acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, we acquired Geltech, Inc. (“Geltech”). In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China. In December 2016, we acquired ISP Optics Corporation, a New York corporation (“ISP”), and its wholly-owned subsidiary, ISP Optics Latvia, SIA, a limited liability company founded in 1998 under the Laws of the Republic of Latvia (“ISP Latvia”). See Note 3, Acquisition of ISP Optics Corporation, to these unaudited Consolidated Financial Statements, for additional information.

We are a manufacturer and integrator of families of precision molded aspheric optics, diamond turned, ground and polished infrared optics, high-performance fiber-optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing the latest optical processes and advanced manufacturing technologies. We also perform research and development for optical solutions for the traditional optics markets and communications markets.

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

We file U.S. Federal income tax returns, and tax returns in various states and foreign jurisdictions. Our tax years subject to examination by the Internal Revenue Service generally remain open for three years from the date of filing. Our tax years subject to examination by the state jurisdictions generally remain open for three to four years from the date of filing. In Latvia, tax years subject to examination remain open for up to five years from the date of filing and in China, tax years subject to examination remain open for up to ten years from the date of filing.

Our cash and cash equivalents totaled approximately $8.1 million at September 30, 2017. Of this amount, approximately 55% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of September 30, 2017, we have retained earnings in China of approximately $1.5 million and we need to have approximately $11.3 million before repatriation will be allowed.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period.  We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan, as amended (the “Plan”) vest ratably over two to four years and generally have four to ten-year contract lives.   The volatility rate is based on historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding awards.   The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our capital lease obligations and acquisition term loan in the aggregate principal amount of $5 million (the “Term Loan”) payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) approximates their carrying values based upon current rates available to us. Loans payable also includes a note payable to the sellers of ISP, in the aggregate principal amount of $6 million (the “Sellers Note”). The carrying value of the Sellers Note includes a fair value premium based on a risk-adjusted discount rate, a Level 2 fair value measurement. See Note 13, Loans Payable, to these unaudited Consolidated Financial Statements for additional information.

We value our warrant liabilities based on open-form option pricing models which, based on the relevant inputs and render the fair value measurement at Level 3. We base our estimates of fair value for warrant liabilities on the amount it would pay a market participant to transfer the liability and incorporates inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See Note 10, Derivative Financial Instruments (Warrant Liability), to these unaudited Consolidated Financial Statements for additional information.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. ASU 2014-09 provides that an entity should apply a five-step approach for recognizing revenue, including (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers. We are currently working through the assessment phase of implementing this guidance. The effective date for us will be the first quarter of our fiscal year ending June 30, 2019, using one of two retrospective application methods.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. Our current operating lease portfolio is primarily comprised of real estate leases. Upon adoption of this standard, we expect our balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. The effective date for us will be the first quarter of our fiscal year ending June 30, 2020.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes” (Topic 740) (“ASU 2016-16”). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. ASU 2016-16 is effective for us in the first quarter of fiscal 2019. We are currently evaluating the adoption date and the impact, if any, adoption will have on our financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation” (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is effective for us in the first quarter of fiscal 2019. We are currently evaluating the adoption date and the impact, if any, adoption will have on our financial position and results of operations.

3. Acquisition of ISP Optics Corporation

On December 21, 2016 (the “Acquisition Date”), we acquired 100% of the issued and outstanding shares of common stock of ISP (the “Acquisition”) pursuant to the Stock Purchase Agreement, dated as of August 3, 2016 (the “Purchase Agreement”). Our consolidated financial statements reflect the financial results of ISP’s operations beginning on the Acquisition Date.

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

We financed a portion of the Acquisition through a public offering of 8,000,000 shares of our Class A common stock, raising net proceeds of approximately $8.7 million. The public offering closed simultaneously with the closing of the Acquisition. For additional information, please see Note 15, Public Offering of Class A Common Stock, to these unaudited Consolidated Financial Statements. We also closed a $5 million Term Loan with AvidBank. For additional information, see Note 13, Loans Payable, to these unaudited Consolidated Financial Statements.

In lieu of cash paid, we also financed a portion of the Acquisition through the issuance of the Sellers Note in the aggregate principal amount of $6 million to the Sellers. For additional information, see Note 13, Loans Payable, to these unaudited Consolidated Financial Statements.

The Acquisition Date fair value of the consideration transferred totaled approximately $19.1 million, which consisted of the following:

Cash Purchase Price	$12,000,000
Cash acquired	1,243,216
Tax payable assumed debt	(200,477)
Fair value of Sellers’ Note	6,327,208
Working capital adjustment	(315,003)
Total purchase price	$19,054,944
Sellers Note issued at fair value	(6,327,208)
Premininary working capital adjustment	(760,822)
Adjustment to beginning cash	(163,878)
Adjustment to beginning assumed debt	(25,700)
Cash paid at Acquisition Date	$11,777,336

Subsequently in March 2017, a portion of the working capital adjustment, in the amount of $292,816, was applied to the Sellers Note as a payment, thereby decreasing the outstanding principal amount due under the Sellers Note, as reflected in these unaudited Consolidated Financial Statements.

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

As part of the valuation analysis, we identified intangible assets, including customer relationships, customer backlog, trade secrets, trademarks and non-compete agreements. The customer relationships, customer backlog, trade secrets, trademarks and non-compete agreements were determined to have estimated values of $3,590,000, $366,000, $3,272,000, $3,814,000 and $27,000, respectively, and estimated useful lives of 15, 2, 8, 8, and 3 years, respectively. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach”, which requires a forecast of all future cash flows. This also reflects a $2,744,262 adjustment to increase the basis of the acquired property, plant and equipment to reflect fair value of the assets at the Acquisition Date. The estimated useful lives range from 3 years to 7 years. Depreciation and amortization of intangible assets and property, plant and equipment is calculated on a straight-line basis. This also reflects a $153,132 adjustment to increase the basis of the acquired inventory to reflect fair value of the inventory and a $230,407 adjustment to decrease the basis of the acquired deferred revenue to reflect the fair value of the deferred revenue at the Acquisition Date. The tax effects of these fair value adjustments resulted in a net deferred tax liability of approximately $5.4 million.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ISP. None of the goodwill is expected to be deductible for income tax purposes.

Our unaudited Consolidated Financial Statements reflect the financial results of ISP’s operations for the three months ended September 30, 2017. The following represents unaudited pro forma consolidated information as if ISP had been included in our consolidated results for the three months ending September 30, 2016:

Three months ended September 30, 2016
Revenue	$7,839,799
Net income	$368,521

These amounts have been calculated after applying our accounting policies and adjusting the results for Acquisition expenses and to reflect the additional interest expense and depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 1, 2016, together with the consequential tax effects. For the three months ended September 30, 2016, pro forma net income reflects adjustments of approximately $329,000 for amortization of intangibles and approximately $107,000 in additional interest, and excludes approximately $484,000 in Acquisition expenses and approximately $93,000 of non-recurring fees incurred by ISP.

Prior to the Acquisition, we had a preexisting relationship with ISP. We ordered anti-reflective coating services from ISP on an arms’ length basis. We had also partnered with ISP to develop and sell molded optics as part of a multiple lens assembly sold to a third party and had provided certain standard molded optics for resale through ISP’s catalog. At the Acquisition Date, we had amounts payable to ISP of $8,000 for services provided prior to the Acquisition and ISP had payables of $24,500 due to us.

4. Inventories

The components of inventories include the following:

	September 30, 2017	June 30, 2017

Raw materials	$2,390,845	$2,282,880
Work in process	1,749,638	1,654,653
Finished goods	2,048,650	1,904,497
Reserve for obsolescence	(797,711)	(767,454)
	$5,391,422	$5,074,576

The value of tooling in raw materials was approximately $1.6 million at both September 30, 2017 and June 30, 2017.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Life (Years)	September 30, 2017	June 30, 2017
Manufacturing equipment	5 - 10	$14,683,642	$13,804,964
Computer equipment and software	3 - 5	382,530	375,775
Furniture and fixtures	5	114,140	112,307
Leasehold improvements	5 - 7	1,235,273	1,228,797
Construction in progress		1,346,532	709,571
Total property and equipment		17,762,117	16,231,414

Less accumulated depreciation and amortization		6,350,995	5,906,856
Total property and equipment, net		$11,411,122	$10,324,558

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the three months ended September 30, 2017.

Intangible assets as a result of the Acquisition of ISP were comprised of:

	Useful life (yrs)	Gross	Amortization through September 30, 2017	Net
Customer relationships	15	$3,590,000	$185,934	$3,404,066
Backlog	2	366,000	142,169	223,831
Trade secrets	8	3,272,000	317,745	2,954,255
Trademarks	8	3,814,000	370,378	3,443,622
Non-compete agreement	3	27,000	6,992	20,008
		$11,069,000	$1,023,218	$10,045,782

Future amortization of intangibles is as follows:

Fiscal year ended:
June 30, 2018	$987,812
June 30, 2019	1,220,664
June 30, 2020	1,129,342
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023 and later	4,457,798
$10,045,782

7. Accounts Payable

The accounts payable balance includes approximately $73,000 and $73,000 which represents earned but unpaid board of directors’ fees as of September 30, 2017 and June 30, 2017, respectively.

8. Income Taxes

Total income tax expense was approximately $58,000 and $265,000 for the three months ended September 30, 2017 and 2016, respectively. A summary of our effective income tax rate for the three months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,
	2017	2016
Income before income taxes	$275,679	$405,696
Income tax expense	$57,984	$265,200
Effective income tax rate	21%	65%

We primarily operate in the U.S., China and Latvia. As of September 30, 2017, our China and Latvia operations are subject to statutory income tax rates of 25% and 15%, respectively, which are lower than our U.S. federal statutory tax rate of 34%. We have net operating loss (“NOL”) carryforward benefits of approximately $84 million in the U.S. The NOL does not apply to income generated by our foreign subsidiaries.

For the three months ended September 30, 2017, we recorded income tax expense of approximately $58,000, which was lower than the income tax expense computed using the U.S. statutory federal tax rate due to the jurisdictional mix of income and losses. We reported a pretax loss in the U.S. for the three months ended September 30, 2017: however we do not anticipate any benefit due to the valuation allowance against our net U.S. deferred tax assets. Accordingly, in the first quarter of fiscal 2017, we recognized income tax expense solely for the income generated by our Chinese and Latvian operations.

For the three months ended September 30, 2016, we recorded income tax expense of approximately $265,000, which was higher than the income tax expense computed using the U.S. statutory federal tax rate primarily due to adjustments to the fiscal 2016 tax liability that were recorded during the three months ended September 30, 2016, related to both the U.S. and China tax jurisdictions. As of September 30, 2016, we had not yet acquired ISP Latvia, and most of our income was subject to the Chinese statutory income tax rate of 25%.

9. Compensatory Equity Incentive Plan and Other Equity Incentives

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

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by our board of directors on October 30, 2014 and approved by our stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $1,915 and $943 for the three months ended September 30, 2017 and 2016, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP Plan.

These plans are summarized below:

	Award	Award Shares Outstanding at September 30,	Available for Issuance at September 30,
Equity Compensation Arrangement	Authorized	2017	2017
Amended and Restated Omnibus Incentive Plan	3,915,625	2,598,218	637,290
Employee Stock Purchase Plan	400,000	—	370,895
	4,315,625	2,598,218	1,008,185

Subsequent to September 30, 2017, the award shares authorized under the Plan was increased by 1,200,000 shares, to 5,115,625, as approved by our stockholders on October 26, 2017.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms — We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

No stock options were granted in the three month periods ended September 30, 2017 and 2016.

Most options granted under the Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of restricted stock unit (“RSU”) grants was 0% and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2017 and 2016. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards — A summary of the activity for share-based compensation awards in the three months ended September 30, 2017 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract	Shares	Weighted Average Remaining Contract
June 30, 2017	1,096,186	$1.68	6.3	1,508,782	0.9

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(6,750)	$3.01	—	—	—

September 30, 2017	1,089,436	$1.67	6.1	1,508,782	0.9

Awards exercisable/
vested as of
September 30, 2017	848,675	$1.69	5.5	1,069,870	—

Awards unexercisable/
unvested as of
September 30, 2017	240,761	$1.60	8.4	438,912	0.9
	1,089,436			1,508,782

The total intrinsic value of options outstanding and exercisable at September 30, 2017 and 2016 was approximately $768,000 and $164,000, respectively.

No RSUs were exercised during the three months ended September 30, 2017 and 2016.

The total intrinsic value of RSUs outstanding and exercisable at September 30, 2017 and 2016 was approximately $2.7 million and $1.6 million, respectively.

The total fair value of RSUs vested during the three months ended September 30, 2017 and 2016 was approximately $0 and $50,000, respectively.

No option shares vested during the three months ended September 30, 2017 and 2016.

As of September 30, 2017, there was approximately $391,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and restricted stock units) granted under the Plan. We expect to recognize the compensation cost as follows:

	Stock Options	RSUs	Total
Nine months ended June 30, 2018	26,566	165,025	191,591

Year ended June 30, 2019	18,083	144,984	163,067

Year ended June 30, 2020	4,276	29,989	34,265

Year ended June 30, 2021	2,105	—	2,105
	$51,030	$339,998	$391,028

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of September 30, 2017 and changes during the three months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)

June 30, 2017	244,511	438,912	683,423	$1.39

Granted	—	—	—	—

Vested	—	—	—	—

Cancelled/Forfeited	(3,750)	—	(3,750)	$1.39
September 30, 2017	240,761	438,912	679,673	$1.39

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the three months ended September 30, 2017 and 2016 included in the consolidated statements of comprehensive income:

	Three months ended September 30,
	2017	2016

Stock options	$12,348	$11,672
RSUs	79,893	108,268
Total	$92,241	$119,940

The amounts above were included in:
Selling, general & administrative	$90,274	$119,576
Cost of sales	1,603	79
New product development	364	285
	$92,241	$119,940

10. Derivative Financial Instruments (Warrant Liability)

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

The fair value of the outstanding June 2012 Warrants was re-measured on September 30, 2017 to reflect their fair market value at the end of the current reporting period. As of September 30, 2017, there were 304,195 shares of Class A common stock underlying our outstanding June 2012 Warrants. The June 2012 Warrants will be re-measured at each subsequent financial reporting period until the warrants are either fully exercised or expire. There are also 172,279 shares of Class A common stock underlying the outstanding June 2012 Warrants which were issued to investment bankers, that do not require fair value re-measurement as they contain different provisions. The change in fair value of the June 2012 Warrants is recorded in the statement of comprehensive income and is estimated using the Lattice option-pricing model using the following assumptions as of the end of the respective periods:

	September 30,	June 30,
Inputs into Lattice model for warrants:	2017	2017
Equivalent volatility	21.06%	63.13%
Equivalent interest rate	1.03%	1.13%
Floor	$1.15	$1.15
Stock price	$2.56	$2.70
Probability price < strike price	0.00%	4.70%
Fair value of call	$1.34	$1.49
Probability of fundamental transaction occuring	0%	0%

The warrant liabilities are considered recurring Level 3 financial instruments, with a fair value of approximately $407,600 and $490,500 at September, 2017 and June 30, 2017, respectively. During the three months ended September 30, 2017, we issued 25,000 shares of Class A common stock upon the exercise of warrants.

The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the three months ended September 30, 2017:

Warrant Liability
Fair value, June 30, 2017	$490,500
Exercise of common stock warrants	(34,500)
Change in fair value of warrant liability	(48,380)
Fair value, September 30, 2017	$407,620

11. Earnings Per Share

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

	Three months ended September 30,
	2017	2016

Net income	$217,695	$140,496

Weighted average common shares outstanding:
Basic number of shares	24,235,058	15,616,855

Effect of dilutive securities:
Options to purchase common stock	366,179	92,584
RSUs	1,362,049	1,114,134
Common stock warrants	258,302	329,198
Diluted number of shares	26,221,588	17,152,771

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

The following potential dilutive shares were not included in the computation of diluted earnings per share as their effects would be anti-dilutive:

Options to purchase common stock	728,784	706,676
RSUs	146,733	197,661
Common stock warrants	230,129	694,408
	1,105,646	1,598,745

12. Lease Commitments

We have operating leases for office space. At September 30, 2017, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there is one 5-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate” as determined in accordance with the Orlando Lease, as amended.

We received approximately $420,000 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was approximately $142,000 as of September 30, 2017. The deferred rent is being amortized as a reduction in lease expense over the term of the Orlando Lease.

At September 30, 2017, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”) for 1,900 square feet. The Shanghai Lease commenced in October 2015 and expires October 2017. During the three months ended September 30, 2017, the Shanghai Lease was renewed for an additional one year term, and now expires October 2018.

At September 30, 2017, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”) for 26,000 square feet. The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019. During the three months ended September 30, 2017, another lease was executed for 13,000 additional square feet in this same facility. This new lease has a 54-month term, and expires in December 2021.

At September 30, 2017, we, through our wholly-owned subsidiary ISP, have a lease agreement for a manufacturing and office facility in New York (the “ISP Lease”) for 13,000 square feet. The ISP Lease, which is for a five-year original term with renewal options, expires September 2020.

At September 30, 2017, we, through ISP’s wholly-owned subsidiary ISP Latvia, have two lease agreements for a manufacturing and office facility in Riga, Latvia (the “Riga Leases”) for 23,000 square feet. The Riga Leases, each of which is for a five-year original term with renewal options, expires December 2019.

During fiscal 2014, 2015 and 2016, we entered into five capital lease agreements, with terms ranging from three to five years, for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $749,000 in computer equipment and software and manufacturing equipment, with accumulated amortization of approximately $419,000 as of September 30, 2017. Amortization related to capital lease assets is included in depreciation and amortization expense.

Rent expense totaled approximately $258,000 and $121,000 during the three months ended September 30, 2017 and 2016, respectively.

The approximate future minimum lease payments under capital and operating leases at September 30, 2017 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Leases

2018	$180,798	$610,000
2019	113,391	762,000
2020	62,258	691,000
2021	—	445,000
2022	—	285,000
Total minimum payments	356,447	$2,793,000
Less imputed interest	(28,114)
Present value of minimum lease payments included in capital lease obligations	328,333
Less current portion	238,683
Non-current portion	$89,650

13. Loans Payable

On December 21, 2016, we executed the Second Amended and Restated Loan and Security Agreement (the “Amended LSA”) with AvidBank for the Term Loan in the aggregate principal amount of $5 million and a working capital revolving line of credit (the “Revolving Line”). The Amended LSA amends and restates that certain Loan and Security Agreement between AvidBank and us dated September 30, 2013, as amended and restated pursuant to that certain Amended and Restated Loan and Security Agreement dated as of December 23, 2014, and as further amended pursuant to that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015.

The Term Loan is for a five-year term. Pursuant to the Amended LSA, interest on the Term Loan began accruing on December 21, 2016 and is paid monthly for the first six months of the term of the Term Loan. Thereafter, both principal and interest is due and payable in fifty-four (54) monthly installments. The Term Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate, or 6.25% at September 30, 2017; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment is permitted; however, we must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Term Loan if prepayment occurs on or prior to December 21, 2017, or (ii) 0.75% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five year term of the Term Loan. Amortization of approximately $3,900 is included in interest expense for the three months ended September 30, 2017.

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

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21, 2017, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA. There were no borrowings under the Revolving Line during the period. As of September 30, 2017, there was no outstanding balance under the Revolving Line.

Our obligations under the Amended LSA are secured by a first priority secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, our wholly-owned subsidiary, Geltech, has guaranteed our obligations under the Amended LSA.

The Amended LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. Additionally, the Amended LSA requires us to maintain a fixed charge coverage ratio (as defined in the Amended LSA) of at least 1.15 to 1.00 and an asset coverage ratio (as defined in the Amended LSA) of at least 1.50 to 1.00. As of September 30, 2017, we were in compliance with all covenants.

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

On December 21, 2016, we also entered into the Sellers Note in the aggregate principal amount of $6 million. Pursuant to the Sellers Note, during the period commencing on December 21, 2016 (the “Issue Date”) and continuing until the fifteen month anniversary of the Issue Date (the “Initial Period”), interest will accrue on only the principal amount of the Sellers Note in excess of $2,700,000 at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Note from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Interest is payable semi-annually in arrears. The term of the Sellers Note is five years, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, is due and payable on December 21, 2021, the maturity date. We may prepay the Sellers Note in whole or in part without penalty or premium. If we do not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount will bear interest at a rate equal to twelve (12%) per annum from the date of such non-payment until we pay such amount in full. The Sellers Note was valued based on the present value of expected cash flows, using a risk-adjusted discount rate of 7.5%. The fair value of the Sellers Note was determined to be approximately $6,327,200 based on the present value of expected future cash flows, using a risk-adjusted discount rate of 7.5%. The Sellers Note is included in Loans payable, less current portion on the consolidated balance sheet. As of September 30, 2017 approximately $105,000 was added to the fair value premium and was amortized. As of September 30, 2017 the amount outstanding under the Sellers Note was $5.7 million, after applying the approximately $293,000 working capital adjustment, as discussed in Note 3, Acquisition of ISP Optics Corporation, to these unaudited Consolidated Financial Statements.

In addition, upon the occurrence of a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of the Company, the entire unpaid and outstanding principal balance of the Sellers Note, together with all accrued and unpaid interest and any and all other amounts payable under the Sellers Note, will immediately be due and payable.

Future maturities of loans payable are as follows:

		Sellers Note
			Fair Value	Unamortized
Year ended June 30,	Avidbank Note	Principal	Adjustment	Debt Costs	Total

2018	833,500		(49,163)	(10,834)	773,503
2019	1,111,000		123,452	(14,445)	1,220,007
2020	1,111,000		132,751	(14,445)	1,229,306
2021	1,111,000		142,749	(14,445)	1,239,304
2022	555,500	5,707,184	75,364	(7,223)	6,330,825
Total payments	$4,722,000	$5,707,184	$425,153	$(61,392)	$10,792,945
Less current portion					1,111,500
Non-current portion					$9,681,445

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. During the three months ended September 30, 2017 and 2016, we recognized a gain of approximately $246,000 and a loss of $36,000 on foreign currency transactions, respectively, included in the consolidated statements of comprehensive income in the line item entitled “Other income (expense), net.” Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of approximately $54,000 and $32,000 for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had approximately $14.0 million in assets and $12.1 million in net assets located in China. As of June 30, 2017, we had approximately $14.0 million in assets and $12.3 million in net assets located in China. As of September 30, 2017, we had approximately $6.7 million in assets and $6.5 million in net assets located in Latvia. As of June 30, 2017, we also had $6.1 million in assets and $6.0 in net assets located in Latvia.

15. Public Offering of Class A common stock

On December 16, 2016, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC (“Roth Capital”), as representative of the several underwriters identified therein (collectively, the “Underwriters”), relating to the firm commitment offering of 7,000,000 shares of our Class A common stock, at a public offering price of $1.21 per share. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 1,000,000 shares of Class A common stock to cover any over-allotments.

On December 21, 2016, we completed our underwritten public offering of 8,000,000 shares of Class A common stock, which included the full exercise by the Underwriters of their option to purchase 1,000,000 shares of Class A common stock to cover over-allotments, at a public offering price of $1.21 per share. We realized net proceeds of approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the offering provided funds for a portion of the purchase price of the Acquisition of ISP, as well as provided funds for the payment of transaction expenses and other costs incurred in connection with the Acquisition.

The offering of the shares of Class A common stock was made pursuant to a Registration Statement on Form S-1, as amended (Registration No. 333-213860), which the SEC declared effective on December 15, 2016, and the final prospectus dated December 16, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

Overview

Historical:

We are in the business of manufacturing optical components and higher level assemblies including precision molded glass aspheric optics, diamond turned, ground and polished infrared optics, proprietary high performance fiber optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. All the products we produce enable lasers and imaging devices to function more effectively.

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China. In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s 39,000 square foot manufacturing facility serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies. The LPOI facility is primarily used for sales and support functions.

In December 2016, we acquired ISP and its wholly-owned subsidiary ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high performance lens assemblies. ISP’s New York facility functions as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. ISP Latvia is located in Riga, Latvia. It is a manufacturer of high precision optics and offers a full range of infrared products including catalog and custom infrared optics. For additional information, see Note 3, Acquisition of ISP Optics Corporation, to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Results of Operations

First Fiscal Quarter: Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues:

Revenue for the first quarter of fiscal 2018 was approximately $7.6 million, an increase of approximately $2.6 million, or 51%, as compared to the same period of the prior fiscal year. The increase from the first quarter of the prior fiscal year is attributable to (i) an approximately $3.1 million increase, or 579%, in revenues generated by infrared products, primarily attributable to ISP and (ii) an approximately $126,000 increase, or 95%, in revenues from NRE projects. These increases were partially offset by (i) an approximately $391,000 decrease, or 18%, in sales of LVPMO lenses primarily attributed to the telecommunications, data communications, and defense industries, (ii) an approximately $39,000 decrease, or 3%, in sales of HVPMO lenses primarily attributed to applications for position sensors, including next generation products and industrial tools, and (iii) a decrease of approximately $234,000, or 35%, in specialty products primarily due to the timing of orders in the defense and medical sectors.

Cost of Sales and Gross Margin:

Gross margin in the first quarter of fiscal 2018 was $3.3 million, an increase of 16% as compared to $2.8 million in the prior year period. Gross margin as a percentage of revenue was 43% for the first quarter of fiscal 2018, compared to 57% for the first quarter of fiscal 2016. The change in gross margin as a percentage of revenue is primarily attributable to the inclusion of revenues generated by ISP, and the associated cost of sales. Gross margin as a percentage of revenue with respect to ISP’s products historically has been lower than our existing products. In addition, we offered a pricing discount in connection with a large contract in exchange for increased orders from the customer, and we experienced lower yields for certain precision molded optics lenses. We identified and corrected the causes of lower yields. Total cost of sales was approximately $4.3 million for the first quarter of fiscal 2018, an increase of approximately $2.1 million as compared to the same period of the prior fiscal year. The increase in total cost of sales is entirely due to the increase in volume of sales, primarily as a result of sales attributable to ISP.

Selling, General and Administrative:

During the first quarter of fiscal 2018, selling, general and administrative (“SG&A”) costs were approximately $2.4 million, compared to $2.2 million in the first quarter of fiscal 2017, an increase of approximately $233,000 primarily attributable to the addition of ISP’s SG&A costs. The increase was primarily due to an approximately $450,000 increase in wages, an approximately $136,000 increase in IT services and consulting, an approximately $130,000 increase in travel expenses, offset by an approximately $484,000 decrease in expenses related to the Acquisition of ISP incurred during the first quarter of fiscal 2017. We expect future SG&A costs to remain at similar levels during the remainder of fiscal 2018.

New Product Development:

New product development costs were approximately $381,000 in the first quarter of fiscal 2018, an increase of $103,000, or 37%, as compared to the first quarter of fiscal 2017. This increase was primarily due to an approximately $77,000 increase in wages and an approximately $27,000 increase in patent expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2018.

Other Income (Expense):

Interest expense was approximately $201,000 in the first quarter of fiscal 2018 as compared to approximately $7,000 in the first quarter of fiscal 2017. Interest expense resulted from (i) amortization of debt costs related to our prior invoiced-based working capital revolving line of credit with Avidbank pursuant to that certain Amended and Restated Loan and Security Agreement dated December 23, 2014, as further amended by that First Amendment to Amended and Restated Loan Security Agreement dated December 23, 2015 (collectively, the “Prior Line of Credit”), (ii) interest on the Term Loan and the Sellers Note and (iii) interest on capital leases.

In the first quarter of fiscal 2018, we recognized non-cash income of approximately $48,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $44,000 in the same period last year. The change in fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in market value of our Class A common stock. This fair value will be re-measured each reporting period throughout the remainder of the five-year life of the June 2012 warrants, or until exercised. The warrants expire on December 11, 2017.

Other income, net was approximately $248,000 in the first quarter of fiscal 2018 compared to other expense of approximately $22,000 in the first quarter of fiscal 2017, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first quarter of fiscal 2018 and 2017, we incurred a gain of $246,000 and a loss of $36,000, respectively, on foreign currency translation.

Income taxes:

Income tax expense was approximately $58,000 in the first quarter of fiscal 2018, a decrease of $207,000 compared to the first quarter of fiscal 2017. Our effective tax rate was 21% for the first quarter of fiscal 2018, compared to an effective tax rate of 65% for the first quarter of fiscal 2017. The decrease in our income tax expense and effective tax rate were primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. The first quarter of fiscal 2017 was also impacted by adjustments to the fiscal 2016 tax liability that were recorded during the first quarter of 2017.

Net Income:

Net income was approximately $218,000, or $0.01 basic and diluted earnings per share, during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017, in which we reported a net income of approximately $140,000, or $0.01 basic and diluted earnings per share. The increase in net income resulted from the increase in gross margin, driven by the increase in revenue, offset by increases in the following: (i) amortization of intangibles, (ii) SG&A expenses, (iii) interest expense and (iv) new product development costs as compared to the prior year period. All of the amortization of intangibles and a portion of the increase in SG&A expenses during the first quarter of fiscal 2018 were related to the acquisition of ISP.

Weighted-average basic and diluted common shares outstanding increased to 24,235,058 and 26,221,588, respectively, in the first quarter of fiscal 2018 from 15,616,855 and 17,152,771, respectively, in the first quarter of fiscal 2017. The increase was primarily due to 8 million shares of Class A common stock issued in connection with the acquisition of ISP, and to a lesser extent, shares of Class A common stock issued under the 2014 ESPP and shares of Class A common stock issued as a result of the exercises of stock options and warrants.

Liquidity and Capital Resources

At September 30, 2017, we had working capital of approximately $13.3 million and total cash and cash equivalents of approximately $8.1 million, of which approximately $4.5 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of September 30, 2017, we had retained earnings of $1.5 million and we need to have $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings from foreign operations, and therefore, we have not previously provided United States taxes on the related earnings. We would provide for and pay additional United States taxes at such time.

On December 21, 2016, we executed the Amended LSA with AvidBank for the Term Loan in the aggregate principal amount of $5 million and the Revolving Line. The Amended LSA amends and restates that certain Loan and Security Agreement between us and AvidBank dated September 30, 2013, as amended and restated pursuant to that certain Amended and Restated Loan and Security Agreement dated as of December 23, 2014, and as further amended pursuant to that certain First Amendment to Amended and Restated Loan and Security Agreement dated as of December 23, 2015.

The Term Loan is for a five-year term. Pursuant to the Amended LSA, interest on the Term Loan began accruing on December 21, 2016 and is paid monthly for the first six months of the term of the Term Loan. Thereafter, both principal and interest is due and payable in fifty-four (54) monthly installments. The Term Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment is permitted; however, we must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Term Loan if prepayment occurs on or prior to December 21, 2017, or (ii) 0.75% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020.

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

The Company’s obligations under the Amended LSA are secured by a first priority secured by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, the Company’s wholly-owned subsidiary, Geltech, has guaranteed our obligations under the Amended LSA.

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

As of September 30, 2017, the amount outstanding under the Term Loan was approximately $4.7 million and under the Revolving Line was $0. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Loan. Amortization of approximately $3,900 is included in interest expense for the three months ended September 30, 2017.

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

As of September 30, 2017, the amount outstanding under the Sellers Note was $5.7 million, after applying the approximately $293,000 working capital adjustment to the balance.

For additional information, see Note 13, Loans Payable, to the Notes to the unaudited Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth during the remainder of fiscal 2018 primarily from precision molded optics, with the emphasis on HVPMO applications, specialty products, and infrared products, particularly as a result of the ISP Acquisition. We structured our sales team to enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the Term Loan and Sellers Note. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts continue to be directed toward maintaining positive cash flow and profitability. If our efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:

Net cash used in financing activities was approximately $282,000 in the first three months of fiscal 2018 compared to net cash provided of approximately $45,000 in the first three months of fiscal 2017. Cash used in financing activities for the first three months of fiscal 2018 reflects approximately $330,000 in principal payments on our loans and capital leases, offset by approximately $50,000 in proceeds from the exercise of June 2012 Warrants as well as proceeds from the sale of common stock related to the 2014 ESPP in the first three months of fiscal 2018.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $1.7 million for the three months ended September 30, 2017, compared to approximately $922,000 for the first three months of fiscal 2017. We anticipate improvement in our cash flows provided by operations in future years due to sales growth, particularly as a result of the Acquisition of ISP, and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During the first three months of fiscal 2018, we expended approximately $1.4 million in investments in capital equipment, compared to approximately $387,000 in the first three months of fiscal 2017. The majority of our capital expenditures during the first quarter of both fiscal 2018 and fiscal 2017 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for our facility in Zhenjiang. Overall, we anticipate an increase in capital expenditures during fiscal 2018, as compared to fiscal 2017, with the majority of expenses being incurred in the first and fourth quarters of 2018; however, the total amount expended will depend on opportunities and circumstances.

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

Our 12-month backlog at September 30, 2017 was approximately $8.6 million compared to $9.3 million as of June 30, 2017. Backlog growth rates for the last five fiscal quarters are:

	Backlog	Change From Prior	Change From Prior
Quarter	($ 000)	Year End	Quarter End
Q1 2017	$5,806	-12%	-12%
Q2 2017	$12,422	88%	114%
Q3 2017	$11,086	68%	-11%
Q4 2017	$9,322	41%	-16%
Q1 2018	$8,618	-8%	-8%

The decrease in our 12-month backlog is primarily due to continued shipments against some large annual contracts. We expect these customers to renew the contracts within the next two quarters.

We continue to diversify our business by developing new applications for our products in markets, including advanced driver assistance systems (“ADAS”), light distance and ranging (“LIDAR”) sensing, spectrographic and fiber delivery technologies. Many of these products are being designed for higher margin applications within the automotive electronics, healthcare and defense sectors. The Acquisition of ISP has broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing longer term opportunities for our technology roadmap and market share expansion. Based on recent quote activity, we expect to show increases in revenue of our LVPMOs, HVPMOs, specialty products and infrared products for the remainder of fiscal 2018, particularly in the second half of the fiscal year.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three month periods ended September 30, 2017 and 2016:

		(unaudited)
		Three months ended September 30,		QTR %	Quarter
		2017	2016	Change	$ Change
Revenue	LVPMO	1,735,318	2,126,782	-18%	(391,464)
	HVPMO	1,488,000	1,527,388	-3%	(39,388)
	Infrared Products	3,648,068	537,278	579%	3,110,790
	Speciality Products	441,665	676,037	-35%	(234,372)
	NRE	259,042	132,744	95%	126,298
	Total sales, net	7,572,093	5,000,229	51%	2,571,864

Units	LVPMO	70,591	98,636	-28%	(28,045)
	HVPMO	521,204	487,726	7%	33,478
	Infrared Products	29,492	10,472	182%	19,020
	Speciality Products	15,440	24,701	-37%	(9,261)
	NRE	15	14	7%	1
		636,742	621,549	2%	15,193

Three months ended September 30, 2017

Our revenue increased by 51% in the first quarter of fiscal 2018, as compared to the prior year period with growth driven predominantly from the infrared product group, which expanded significantly with the Acquisition of ISP.

We had an 18% decrease in revenue in LVPMO in the first quarter of fiscal 2018, compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributable to the timing of orders from customers in the defense industry. Although our unit shipment volume in LVPMO lenses decreased by 28% in the first quarter of fiscal 2018, as compared to the same period of the prior fiscal year, the average selling price increased by 14%, comparatively, driven by the mix of products shipped.

The HVPMO product group was down slightly, with revenue decreasing by 3% during the first quarter of fiscal 2018, as compared to the prior year period. Unit shipment volume increased by 7% in the first quarter of fiscal 2018, as compared to the same period of the prior fiscal year, however the average selling price decreased by 9%, comparatively, due to market conditions in the telecommunications sector.

We had significant growth in the infrared product group, which primarily consisted of revenues generated by ISP. During the first quarter of fiscal 2018, sales of infrared units increased by 182% as compared to the prior year period, resulting in infrared product revenue increasing by 579% in the first quarter of fiscal 2018 as compared to the prior year period. The increases in revenue and units sold primarily derived from sales to customers in the thermal market.

In the first quarter of fiscal 2018, our specialty product revenue decreased by 35%, as compared to the prior year period, primarily as a result of fewer orders from customers in the defense and medical sectors.

Revenues generated by our NRE products group increased by 95% in the third quarter of fiscal 2017 as compared to the prior year period, due to additional projects for customers in the defense and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days’ worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended September 30, 2017 and 2016, our DCSI was 113 and 168 respectively, compared to an average DCSI of 139 for the year ended June 30, 2017.  The decrease in DCSI compared to the previous year period is due to the addition of ISP’s cost of goods and inventory.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended September 30, 2017 and 2016, our DSO was 62 and 60, respectively. For the year ended June 30, 2017, our average DSO was 67. We strive to have a DSO no higher than 65.

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

Adjusted Net Income:

We calculate adjusted net income by excluding the change in the fair value of the June 2012 Warrants from net income. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted net income to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income to net income for the three months ended September 30, 2017 and 2016:

	(Unaudited)

	Quarter ended:
	September 30, 2017	September 30, 2016
Net income	$217,695	$140,496
Change in fair value of warrant liability	(48,380)	(43,500)
Adjusted net income	$169,315	$96,996
% of revenue	2%	2%

Our adjusted net income for the three months ended September 30, 2017 was approximately $169,000, as compared to adjusted net income of approximately $97,000 for the three months ended September 30, 2016. The difference in adjusted net income between the periods was principally caused by higher revenue generating higher gross margins. The first quarter of fiscal 2018 was also favorably impacted by the Acquisition of ISP.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three months ended September 30, 2017 and 2016:

	(Unaudited)

	Quarter ended:
	September 30, 2017	September 30, 2016
Net income	$217,695	$140,496
Depreciation and amortization	804,658	249,465
Provision for income taxes	57,984	265,200
Interest expense	201,261	6,941
EBITDA	$1,281,598	$662,102
Change in fair value of warrant liability	(48,380)	(43,500)
Adjusted EBITDA	$1,233,218	$618,602
% of revenue	16%	12%

Our adjusted EBITDA for the three months ended September 30, 2017 was approximately $1.2 million, compared to approximately $619,000 for the three months ended September 30, 2016. The difference in adjusted EBITDA between the periods was principally caused by higher gross margin recognized in the three months ended September 30, 2017 due to higher revenues, primarily as a result of the Acquisition of ISP.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our critical estimates include the allowance for trade receivables, which is made up of reserves for bad debts, inventory reserves for obsolescence, valuation of compensation expense on stock-based awards and accounting for income taxes. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S. based accounts and 100% on invoices that are over 120 days past due for China and Latvia based accounts without an agreed upon payment plan. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. Recovery of bad debt amounts which were previously written-off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to continue to be materially consistent in the future.

Inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years or which we have more than a two year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to be materially consistent in the future.

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

Accounting for income taxes requires estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We assessed the likelihood of the realization of deferred tax assets and concluded that a valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the uncertainty of the timing and amount of taxable income in certain jurisdictions. In reaching our conclusion, we evaluated certain relevant criteria including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made, which in turn, may result in an increase or decrease to our tax provision in a subsequent period.

In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities, which could impact our income or loss in each jurisdiction we operate in. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. In the event our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, our current and expected effective tax rate is based on then-current tax law. Significant changes during the year in enacted tax law could affect these estimates.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1.1	Certificate of Incorporation of Registrant, filed June 15, 1992 with the Secretary of State of Delaware, which was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995, and is incorporated herein by reference thereto.

3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant, filed October 2, 1995 with the Secretary of State of Delaware, which was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995, and is incorporated herein by reference thereto.

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of Registrant, filed November 9, 1995 with the Secretary of State of Delaware, which was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995, and is incorporated herein by reference thereto.

3.1.4	Certificate of Designation of Series A Preferred Stock of Registrant, filed July 9, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.4 to our Annual Report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997, and is incorporated herein by reference thereto.

3.1.5	Certificate of Designation of Series B Stock of Registrant, filed October 2, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Quarterly Report on Form 10-QSB (File No. 000-27548) filed with the Securities and Exchange Commission on November 14, 1997, and is incorporated herein by reference thereto.

3.1.6	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 12, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Quarterly Report on Form 10-QSB (File No. 000-27548) filed with the Securities and Exchange Commission on November 14, 1997, and is incorporated herein by reference thereto.

3.1.7	Certificate of Designation of Series C Preferred Stock of Registrant, filed February 6, 1998 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998, and is incorporated herein by reference thereto.

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of Registrant filed April 29, 1998 with the Secretary of State of Delaware, which was filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-27548) filed with the Securities and Exchange Commission on April 28, 1998, and is incorporated herein by reference thereto.

3.1.9	Certificate of Designation of Series F Preferred Stock of Registrant, filed November 2, 1999 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000, and is incorporated herein by reference thereto.

3.1.10

Certificate of Amendment of Certificate of Incorporation of Registrant, filed February 28, 2003 with the Secretary of State of Delaware, which was filed as Appendix A to our Proxy Statement (File No. 000-27548) filed with the Securities and Exchange Commission on January 24, 2003, and is incorporated herein by reference thereto.

3.1.11	Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed March 1, 2016 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.11 to our Quarterly Report on Form 10-Q (File No: 000-27548) filed with the Securities and Exchange Commission on November 14, 2016, and is incorporated herein by reference thereto.

3.1.12	Certificate of Amendment of Certificate of Incorporation of Registrant, filed October 30, 2017 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

3.1.13

Certificate of Amendment of Certificate of Designations of Class A Common Stock and Class E-1 Common Stock, Class E-2 Common Stock, and Class E-3 Common Stock of Registrant, Filed October 30, 2017 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

3.2.1	Amended and Restated Bylaws of Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2015, and is incorporated herein by reference thereto.

3.2.2	First Amendment to Amended and Restated Bylaws of Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 21, 2017, and is incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Presentation Linkbase Document	*

 *filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 9, 2017	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer