Form 10-Q
period 2017-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2018-02-13
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,727,981 shares of common stock, Class A, $.01 par value, outstanding as of February 9, 2018.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

(unaudited)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$7,734,437	$8,085,015
Trade accounts receivable, net of allowance of $31,702 and $7,356	5,704,779	5,890,113
Inventories, net	5,814,358	5,074,576
Other receivables	58,568	29,202
Prepaid expenses and other assets	629,396	641,469
Total current assets	19,941,538	19,720,375

Property and equipment, net	11,833,301	10,324,558
Intangible assets, net	9,716,511	10,375,053
Goodwill	5,854,905	5,854,905
Deferred tax assets	285,000	285,000
Other assets	137,085	112,323
Total assets	$47,768,340	$46,672,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,919,725	$1,536,121
Accrued liabilities	328,437	966,929
Accrued payroll and benefits	1,467,058	1,896,530
Loans payable, current portion	1,111,500	1,111,500
Capital lease obligation, current portion	320,057	239,332
Total current liabilities	5,146,777	5,750,412

Capital lease obligation, less current portion	248,172	142,101
Deferred rent	420,954	458,839
Deferred tax liabilities	200,403	182,349
Warrant liability	—	490,500
Loans payable, less current portion	9,449,571	9,926,844
Total liabilities	15,465,877	16,951,045

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 44,500,000 shares authorized; 24,702,886 and 24,215,733 shares issued and outstanding	247,029	242,157
Additional paid-in capital	227,304,219	225,492,252
Accumulated other comprehensive income	418,805	295,396
Accumulated deficit	(195,667,590)	(196,308,636)
Total stockholders’ equity	32,302,463	29,721,169
Total liabilities and stockholders’ equity	$47,768,340	$46,672,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenue, net	$8,361,373	$5,869,837	$15,933,466	$10,870,066
Cost of sales	4,849,657	2,573,380	9,132,413	4,739,861
Gross margin	3,511,716	3,296,457	6,801,053	6,130,205
Operating expenses:
Selling, general and administrative	2,294,177	1,695,881	4,692,417	3,860,943
New product development	413,081	267,527	794,469	545,545
Amortization of intangibles	329,271	—	658,542	—
Loss on disposal of property and equipment	3,315	—	3,315	—
Total operating costs and expenses	3,039,844	1,963,408	6,148,743	4,406,488
Operating income	471,872	1,333,049	652,310	1,723,717
Other income (expense):
Interest expense	(147,371)	(6,252)	(315,781)	(13,193)
Interest expense - debt costs	(46,376)	—	(79,227)	—
Change in fair value of warrant liability	(243,012)	246,885	(194,632)	290,385
Other income (expense), net	194,729	(235,389)	442,852	(256,920)
Total other income (expense), net	(242,030)	5,244	(146,788)	20,272
Income before income taxes	229,842	1,338,293	505,522	1,743,989
Provision for income taxes	(193,508)	240,626	(135,524)	505,826
Net income	$423,350	$1,097,667	$641,046	$1,238,163
Foreign currency translation adjustment	69,262	43,629	123,409	75,182
Comprehensive income	$492,612	$1,141,296	$764,455	$1,313,345
Earnings per common share (basic)	$0.02	$0.07	$0.03	$0.08
Number of shares used in per share calculation (basic)	24,525,839	16,541,205	24,380,448	16,079,030
Earnings per common share (diluted)	$0.02	$0.06	$0.02	$0.07
Number of shares used in per share calculation (diluted)	26,437,359	17,902,712	26,326,759	17,523,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statement of Stockholders’ Equity

Six Months Ended December 31, 2017

(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2017	24,215,733	$242,157	$225,492,252	$295,396	$(196,308,636)	$29,721,169
Issuance of common stock for:
Exercise of warrants	433,810	4,338	534,980	—	—	539,318
Employee Stock Purchase Plan	7,093	71	19,009	—	—	19,080
Exercise of RSUs or options	46,250	463	103,238	—	—	103,701
Reclassification of warrant liability upon exercise	—	—	685,132	—	—	685,132
Stock-based compensation on stock options	—	—	469,608	—	—	469,608
Foreign currency translation adjustment	—	—	—	123,409	—	123,409
Net income	—	—	—	—	641,046	641,046
Balances at December 31, 2017	24,702,886	$247,029	$227,304,219	$418,805	$(195,667,590)	$32,302,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$641,046	$1,238,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,625,674	518,596
Interest from amortization of debt costs	7,721	—
Loss on disposal of property and equipment	3,315	—
Stock-based compensation	186,209	211,001
Bad debt expense	(24,264)	(29,009)
Change in fair value of warrant liability	194,632	(290,385)
Change in fair value of seller’s note	71,505	—
Deferred rent amortization	(37,885)	(54,662)
Inventory write-offs to reserve	—	44,651
Deferred tax expense	—	(40,000)
Changes in operating assets and liabilities:
Trade accounts receivable	247,702	(950,145)
Other receivables	(28,206)	94,432
Inventories	(821,838)	(157,254)
Prepaid expenses and other assets	(3,094)	403,928
Accounts payable and accrued liabilities	(444,276)	584,365
Deferred revenue	—	(31,543)
Net cash provided by operating activities	1,618,241	1,542,138

Cash flows from investing activities:
Purchase of property and equipment	(1,900,582)	(873,220)
Acquisiton of ISP Optics, net of cash acquired	—	(11,777,336)
Net cash used in investing activities	(1,900,582)	(12,650,556)

Cash flows from financing activities:
Proceeds from exercise of stock options	103,701	—
Proceeds from sale of common stock from employee stock purchase plan	19,080	9,598
Loan costs	—	(72,224)
Borrowings on loan payable	—	5,000,000
Proceeds from issuance of common stock under public equity placement	—	8,731,850
Proceeds from exercise of warrants, net of costs	539,318	162,868
Net payments on loan payable	(556,499)	—
Payments on capital lease obligations	(119,424)	(90,077)
Net cash provided by (used in) financing activities	(13,824)	13,742,015
Effect of exchange rate on cash and cash equivalents	(54,413)	139,488
Change in cash and cash equivalents	(350,578)	2,773,085
Cash and cash equivalents, beginning of period	8,085,015	2,908,024
Cash and cash equivalents, end of period	$7,734,437	$5,681,109

Supplemental disclosure of cash flow information:
Interest paid in cash	$316,174	$13,193
Income taxes paid	$446,434	$113,804
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$306,220	$230,000
Reclassification of warrant liability upon exercise	$685,132	$84,777
Derecognition of liability associated with stock option grants	$283,399	$352,765
Seller note issued to acquire ISP Optics, at fair value	—	$6,455,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

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

These Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The Consolidated Balance Sheet as of June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S.-based accounts and 100% of invoices that are over 120 days past due for Chinese and Latvia-based accounts. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. If our actual collection experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories, which consist principally of raw materials, tooling, work-in-process and finished lenses, collimators and assemblies, are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: items that have not been sold in two years or that have not been purchased in two years or of which we have more than a two-year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

We file U.S. Federal income tax returns, and tax returns in various states and foreign jurisdictions. Our open tax years subject to examination by the Internal Revenue Service generally remain open for three years from the filing date. Our tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date. In Latvia, tax years subject to examination remain open for up to five years from the filing date and in China, tax years subject to examination remain open for up to ten years from the filing date.

Our cash and cash equivalents totaled approximately $7.7 million at December 31, 2017. Of this amount, approximately 51% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of December 31, 2017, we have retained earnings in China of approximately $1.4 million and we need to have approximately $11.3 million before repatriation will be allowed.

We currently intend to permanently invest earnings generated from our foreign Chinese and Latvian operations, and, therefore, we have not previously provided for United States taxes on related earnings. However, if in the future we change such intention, we would provide for and pay additional United States and foreign taxes, if any, at that time.

Revenue is recognized from product sales when products are shipped to the customer; provided, that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales for value-added taxes (“VAT”) are posted to the balance sheet and not included in revenue.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each restricted stock unit or stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most awards granted under our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”) vest ratably over two to four years and generally have four to ten-year contract lives. The volatility rate is based on historical trends in common stock closing prices, and the expected term was determined based primarily on historical experience of previously outstanding awards. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable, then the compensation expense will be amortized over the remaining vesting period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include receivables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our capital lease obligations and acquisition term loan in the aggregate principal amount of $5 million (the “Term Loan”) payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) approximates their carrying values based upon current rates available to us. Loans payable also includes a note payable to the sellers of ISP, in the aggregate principal amount of $6 million (the “Sellers Note”). The carrying value of the Sellers Note includes a fair value premium based on a risk-adjusted discount rate, a Level 2 fair value measurement. See Note 13, Loans Payable, to these unaudited Consolidated Financial Statements for additional information. Subsequent to the quarter ended December 31, 2017, we satisfied the Sellers Note and Term Loan in full, and entered into a new acquisition term loan payable to Avidbank. See Note 16, Subsequent Event, to these unaudited Consolidated Financial Statements for additional information.

We value our warrant liabilities based on open-form option pricing models, which are based on the relevant inputs and render the fair value measurement at Level 3. We base our estimates of fair value for warrant liabilities on the amount a third-party market participant would pay to transfer the liability and incorporate inputs such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See Note 10, Derivative Financial Instruments (Warrant Liability), to these unaudited Consolidated Financial Statements for additional information.

We do not have any other financial or non-financial instruments that would be characterized as Level 1, Level 2, or Level 3.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income has two components, net income and other comprehensive income, and is included on the statement of comprehensive income. Our other comprehensive income consists of foreign currency translation adjustments made for financial reporting purposes.

Business segments are required to be reported by us. As we only operate in principally one business segment, no additional reporting is required.

Recent accounting pronouncements. There are new accounting pronouncements issued by the FASB that are not yet effective.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the early adoption of the new revenue standard, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption.

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

We financed a portion of the Acquisition through a public offering of 8,000,000 shares of our Class A common stock, raising net proceeds of approximately $8.7 million. The public offering closed simultaneously with the closing of the Acquisition. For additional information, see Note 15, Public Offering of Class A Common Stock, to these unaudited Consolidated Financial Statements. We also closed a $5 million Term Loan with AvidBank. For additional information, see Note 13, Loans Payable, and Note 16, Subsequent Event, to these unaudited Consolidated Financial Statements.

In lieu of cash paid, we also financed a portion of the Acquisition through the issuance of the Sellers Note in the aggregate principal amount of $6 million to Joseph Menaker and Mark Lifshotz (the “Sellers”). For additional information, see Note 13, Loans Payable, and Note 16, Subsequent Event, to these unaudited Consolidated Financial Statements.

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

Subsequently, in March 2017, a portion of the working capital adjustment, in the amount of $292,816, was applied to the Sellers Note as a payment, thereby decreasing the outstanding principal amount due under the Sellers Note, as reflected in these unaudited Consolidated Financial Statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Cash	$1,243,216
Accounts receivable	1,108,980
Inventory	1,134,628
Other current assets	153,450
Property and equipment	4,666,634
Security deposit and other assets	45,359
Identifiable intangibles	11,069,000
Total identifiable assets acquired	$19,421,267

Accounts payable	$(554,050)
Accrued expenses and other payables	(133,974)
Other payables	(146,324)
Deferred tax liability	(5,386,880)
Total liabilities assumed	$(6,221,228)
Net identifiable assets acquired	13,200,039
Goodwill	5,854,905
Net assets acquired	$19,054,944

As part of the valuation analysis, we identified intangible assets, including customer relationships, customer backlog, trade secrets, trademarks, and non-compete agreements. The customer relationships, customer backlog, trade secrets, trademarks, and non-compete agreements were determined to have estimated values of $3,590,000, $366,000, $3,272,000, $3,814,000, and $27,000, respectively, and estimated useful lives of 15, 2, 8, 8, and 3 years, respectively. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach”, which requires a forecast of all future cash flows. This also reflects a $2,744,262 adjustment to increase the basis of the acquired property, plant and equipment to reflect fair value of the assets at the Acquisition Date. The estimated useful lives range from 3 years to 10 years. Depreciation and amortization of intangible assets and property, plant and equipment is calculated on a straight-line basis. This also reflects a $153,132 adjustment to increase the basis of the acquired inventory to reflect fair value of the inventory and a $230,407 adjustment to decrease the basis of the acquired deferred revenue to reflect the fair value of the deferred revenue at the Acquisition Date. The tax effects of these fair value adjustments resulted in a net deferred tax liability of approximately $5.4 million.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ISP. None of the goodwill is expected to be deductible for income tax purposes.

Our unaudited Consolidated Financial Statements reflect the financial results of ISP’s operations for the six months ended December 31, 2017. The following represents unaudited pro forma consolidated information as if ISP had been included in our consolidated results for the six months ended December 31, 2016:

Six months ended December 31, 2016
Revenue	$17,001,233
Net income	$1,431,529

These amounts have been calculated after applying our accounting policies and adjusting the results for Acquisition expenses and to reflect the additional interest expense and depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 1, 2016, together with the consequential tax effects. For the six months ended December 31, 2016, pro forma net income reflects adjustments of approximately $659,000 for amortization of intangibles and approximately $214,000 in additional interest, and excludes approximately $608,000 in Acquisition expenses and approximately $522,000 of non-recurring fees incurred by ISP.

Prior to the Acquisition, we had a preexisting relationship with ISP. We ordered anti-reflective coating services from ISP on an arms’ length basis. We had also partnered with ISP to develop and sell molded optics as part of a multiple lens assembly sold to a third party and had provided certain standard molded optics for resale through ISP’s catalog. At the Acquisition Date, we had amounts payable to ISP of $8,000 for services provided prior to the Acquisition, and ISP had payables of $24,500 due to us.

4. Inventories

The components of inventories include the following:

	December 31, 2017	June 30, 2017

Raw materials	$2,452,337	$2,282,880
Work in process	1,996,277	1,654,653
Finished goods	2,189,238	1,904,497
Reserve for obsolescence	(823,494)	(767,454)
	$5,814,358	$5,074,576

The value of tooling in raw materials was approximately $1.6 million at both December 31, 2017 and June 30, 2017.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 31,	June 30,
	Life (Years)	2017	2017

Manufacturing equipment	5 - 10	$15,955,557	$13,804,964
Computer equipment and software	3 - 5	446,443	375,775
Furniture and fixtures	5	164,961	112,307
Leasehold improvements	5 - 7	1,240,377	1,228,797
Construction in progress		828,330	709,571
Total property and equipment		18,635,668	16,231,414

Less accumulated depreciation and amortization		6,802,367	5,906,856
Total property and equipment, net		$11,833,301	$10,324,558

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the six months ended December 31, 2017.

Intangible assets, as a result of the Acquisition of ISP, were comprised of:

	Useful Life (Yrs)	Gross	Amortization through December 31, 2017	Net
Customer relationships	15	$3,590,000	$245,767	$3,344,233
Backlog	2	366,000	187,919	178,081
Trade secrets	8	3,272,000	419,995	2,852,005
Trademarks	8	3,814,000	489,566	3,324,434
Non-compete agreement	3	27,000	9,242	17,758
		$11,069,000	$1,352,489	$9,716,511

Future amortization of intangibles is as follows:

Fiscal year ending:
June 30, 2018	$658,541
June 30, 2019	1,220,664
June 30, 2020	1,129,342
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023 and later	4,457,798
$9,716,511

7. Accounts Payable

The accounts payable balance as of December 31, 2017 and June 30, 2017 both include approximately $73,000 of earned but unpaid board of directors’ fees.

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2017 and 2016 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Income before income taxes	$229,842	$1,338,293	$505,522	$1,743,989
Income tax expense (benefit)	$(193,508)	$240,626	$(135,524)	$505,826
Effective income tax rate	-84%	18%	-27%	29%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the federal statutory rate. As of December 31, 2017, our Latvia operations are subject to a statutory income tax rate of 15%, and our China operations are subject to statutory income tax rates of 15% and 25% for LPOIZ and LPOI, respectively. During the three months ended December 31, 2017, the statutory tax rate applicable to LPOIZ was lowered from 25% to 15% in accordance with an incentive program for technology companies. The lower rate applies to LPOIZ’s 2017 tax year, beginning January 1, 2017. Accordingly, we recorded a tax benefit during the three months ended December 31, 2017 related to this retroactive rate change.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Based on the level of historical taxable income, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2017 and June 30, 2017. The net deferred tax asset results from federal and state tax credits with indefinite carryover periods that management expects to utilize in a future period.

Tax Cuts and Jobs Act

In December 2017, the United States (“U.S.”) enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain foreign earnings and profits (“E&P”) that had not been previously repatriated. In addition, the 2017 Act impacts a company’s estimates of its deferred tax assets and liabilities.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. We continue to evaluate the impact of the 2017 Act on our financial statements. Based on our initial assessments to date, we expect the one-time transition tax on certain foreign E&P to have a minimal impact on us as we anticipate that we will be able to utilize our existing net operating losses to substantially offset any taxes payable on foreign E&P. Additionally, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes.

9. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-Based Compensation Arrangements. The Omnibus Plan provides several available forms of stock compensation, including incentive stock options and restricted stock unit (“RSU”) awards. Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under the Omnibus Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable, then the compensation expense will be amortized over the remaining vesting period.

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by our Board of Directors on October 30, 2014 and approved by our stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $1,915 and $943 for the six months ended December 31, 2017 and 2016, respectively, is included in the selling, general and administrative expense in the accompanying consolidated statements of comprehensive income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

These plans are summarized below:

	Award Shares	Award Shares Outstanding at December 31,	Available for Issuance at December 31,
Equity Compensation Arrangement	Authorized	2017	2017
Omnibus Plan	5,115,625	2,724,388	1,664,870
2014 ESPP	400,000	—	370,895
	5,515,625	2,724,388	2,035,765

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted under the Omnibus Plan in the six month periods ended December 31, 2017 and 2016, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six months ended December 31,
	2017	2016
Weighted average expected volatility	63% - 75%	80% - 82%
Dividend yields	0%	0%
Weighted average risk-free interest rate	1.28% - 1.80%	1.185% - 1.19%
Weighted average expected term, in years	7.25	7.49

Most options granted under the Omnibus Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months ended December 31, 2017 and 2016. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards. A summary of the activity for share-based compensation awards under the Omnibus Plan in the six months ended December 31, 2017 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract	Shares	Weighted- Average Remaining Contract
June 30, 2017	1,096,186	$1.68	6.3	1,508,782	0.9

Granted	48,849	$4.24	—	140,571	—
Exercised	(46,250)	$2.24	—	—	—
Cancelled/Forfeited	(23,750)	$3.10	—	—	—
December 31, 2017	1,075,035	$1.74	6.4	1,649,353	0.9

Awards exercisable/vested as of
December 31, 2017	860,491	$1.62	5.8	1,287,370	—

Awards unexercisable/unvested as of
December 31, 2017	214,544	$2.22	8.7	361,983	0.9
	1,075,035			1,649,353

The total intrinsic value of options outstanding and exercisable at December 31, 2017 and 2016 was approximately $574,000 and $95,000, respectively.

No RSUs were exercised during the six months ended December 31, 2017 and 2016.

The total intrinsic value of RSUs outstanding and exercisable at December 31, 2017 and 2016 was approximately $2.9 million and $1.7 million, respectively.

The total fair value of RSUs vested during the six months ended December 31, 2017 and 2016 was approximately $320,000 and $333,000, respectively.

The total fair value of option shares vested during the six months ended December 31, 2017 and 2016 was approximately $89,000 and $306,000 respectively.

As of December 31, 2017, there was approximately $749,296 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and RSUs) granted under the Omnibus Plan. We expect to recognize the compensation cost as follows:

	Stock
	Options	RSUs	Total
Six months ending June 30, 2018	29,982	249,946	279,928

Year ending June 30, 2019	18,083	264,982	283,065

Year ending June 30, 2020	4,276	149,944	154,220

Year ending June 30, 2021	2,105	29,978	32,083
	$54,446	$694,850	$749,296

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of December 31, 2017 and changes during the six months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2017	244,511	438,912	683,423	$1.39
Granted	48,849	140,571	189,420	$3.69
Vested	(75,066)	(217,500)	(292,566)	$1.40
Cancelled/Forfeited	(3,750)	—	(3,750)	$1.39
December 31, 2017	214,544	361,983	576,527	$1.52

Financial Statement Effects and Presentation. The following table shows total stock-based compensation expense for the six months ended December 31, 2017 and 2016 included in the consolidated statements of comprehensive income:

	Six Months Ended December 31,
	2017	2016

Stock options	$164,929	$22,804
RSUs	21,280	188,197
Total	$186,209	$211,001

The amounts above were included in:
Selling, general & administrative	$182,277	$209,609
Cost of sales	3,206	796
New product development	726	596
	$186,209	$211,001

10. Derivative Financial Instruments (Warrant Liability)

On June 11, 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase up to 1,457,892 shares of our Class A common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 and then to $1.22 on December 21, 2016 as a result of our public offering (the “June 2012 Warrants”). The June 2012 Warrants were exercisable for a period of five years beginning on December 11, 2012 and expiring on December 11, 2017. We accounted for the June 2012 Warrants issued to investors in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

Due to certain adjustments that could be made to the exercise price of the June 2012 Warrants if we issued or sold shares of our Class A common stock at a price that was less than the then-current warrant exercise price, the June 2012 Warrants were classified as a liability, as opposed to equity, in accordance with ASC 815-10, as we determined that the June 2012 Warrants were not indexed to our Class A common stock.

During the term of the June 2012 Warrants, we re-measured the fair value of the outstanding June 2012 Warrants at the end of each reporting period to reflect their fair market value at the end of the current reporting period. We also measured the fair value upon each warrant exercise, to determine the fair value adjustment to the warrant liability related to the warrant exercise. We record the change in fair value of the June 2012 Warrants in the statement of comprehensive income, which is estimated using the Lattice option-pricing model using the following range of assumptions for the respective periods:

	December 31,	June 30,
Inputs into Lattice model for warrants:	2017	2017
Equivalent volatility	21.06% - 162.92%	47.39% - 75.80%
Equivalent interest rate	0.95% - 1.14%	0.62% - 1.13%
Floor	$1.15	$1.15
Stock price	$2.56 - $2.60	$1.15 - $3.25
Probability price < strike price	0.00%	4.70%
Fair value of call	$1.13 - $2.79	$0.30 - $2.04
Probability of fundamental transaction occurring	0%	0%

During the six months ended December 31, 2017, we issued 433,810 shares of our Class A common stock upon the exercise of the June 2012 Warrants, which included 329,195 that were subject to re-measurement. The June 2012 Warrants expired on December 11, 2017; therefore, we reduced the warrant liability to zero as of December 31, 2017.

The warrant liabilities were considered recurring Level 3 financial instruments. The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the six months ended December 31, 2017:

Warrant Liability
Fair value, June 30, 2017	$490,500
Exercise of common stock warrants	(685,132)
Change in fair value of warrant liability	194,632
Fair value, December 31, 2017	$—

11. Earnings Per Share

Basic earnings per share is computed by dividing the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings per share are described in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net income	$423,350	$1,097,667	$641,046	$1,238,163

Weighted-average common shares outstanding:
Basic number of shares	24,525,839	16,541,205	24,380,448	16,079,030

Effect of dilutive securities:
Options to purchase common stock	408,493	51,433	385,424	71,605
RSUs	1,397,866	1,132,359	1,376,887	1,115,887
Common stock warrants	105,160	177,715	184,000	257,213
Diluted number of shares	26,437,359	17,902,712	26,326,759	17,523,735

Earnings per common share:
Basic	$0.02	$0.07	$0.03	$0.08
Diluted	$0.02	$0.06	$0.02	$0.07

The following potential dilutive shares were not included in the computation of diluted earnings per share as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Options to purchase common stock	696,811	935,899	714,710	824,218
RSUs	213,288	344,990	183,081	278,685
Common stock warrants	83,589	826,709	154,590	774,455
	993,688	2,107,598	1,052,381	1,877,358

12. Lease Commitments

We have operating leases for office space. At December 31, 2017, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires in April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two and one half percent starting in the third year of the extension period. Additionally, there is one 5-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended.

We received approximately $420,000 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the consolidated balance sheets. Amortization of leasehold improvements was approximately $157,000 as of December 31, 2017. The deferred rent is being amortized as a reduction in lease expense over the term of the Orlando Lease.

At December 31, 2017, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”) for 1,900 square feet. The Shanghai Lease commenced in October 2015 and was set to expire in October 2017. During the six months ended December 31, 2017, the Shanghai Lease was renewed for an additional one-year term, and now expires in October 2018.

At December 31, 2017, we, through our wholly-owned subsidiary, LPOIZ, have a lease agreement for a manufacturing and office facility in Zhenjiang, China (the “Zhenjiang Lease”) for 26,000 square feet. The Zhenjiang Lease, which is for a five-year original term with renewal options, expires March 2019. During the three months ended December 31, 2017, another lease was executed for 13,000 additional square feet in this same facility. This new lease has a 54-month term, and expires in December 2021.

At December 31, 2017, we, through our wholly-owned subsidiary ISP, have a lease agreement for a manufacturing and office facility in Irvington, New York (the “ISP Lease”) for 13,000 square feet. The ISP Lease, which is for a five-year original term with renewal options, expires in September 2020.

At December 31, 2017, we, through ISP’s wholly-owned subsidiary ISP Latvia, have two lease agreements for a manufacturing and office facility in Riga, Latvia (collectively, the “Riga Leases”) for 23,000 square feet. The Riga Leases, each of which is for a five-year original term with renewal options, expires in December 2019.

Rent expense totaled approximately $522,000 and $287,000 during the six months ended December 31, 2017 and 2016, respectively.

During fiscal 2014, 2015 and 2016, we entered into five capital lease agreements, with terms ranging from three to five years, for computer and manufacturing equipment, which are included as part of property and equipment. In November 2017, we entered into an additional capital lease agreement with a three and a half year term for manufacturing equipment, which is included as part of property and equipment. Assets under capital lease include approximately $1.0 million in manufacturing equipment, with accumulated amortization of approximately $461,000 as of December 31, 2017. Amortization related to capital lease assets is included in depreciation and amortization expense.

The approximate future minimum lease payments under capital and operating leases at December 31, 2017 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Leases
2018	$169,676	$420,000
2019	212,435	765,000
2020	161,302	692,000
2021	86,657	445,000
2022	—	285,000
Total minimum payments	630,070	$2,607,000
Less imputed interest	(61,841)

Present value of minimum lease payments included in capital lease obligations	568,229
Less current portion	320,057
Non-current portion	$248,172

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

On December 20, 2017, we executed the First Amendment to the Amended LSA (the “First Amendment”). The First Amendment amended, among other items, the maturity date of the Revolving Line from December 21, 2017 to March 21, 2018, increased the maximum amount of indebtedness secured by permitted liens from $600,000 to $800,000 in the aggregate, and increased the aggregate amount we may maintain in accounts with foreign financial institutions to $1,000,000. On January 16, 2018, the maturity date on the Revolving Line was extended further to December 21, 2018, as disclosed in Note 16, Subsequent Event, to these unaudited Consolidated Financial Statements.

The Term Loan was for a five-year term. Pursuant to the Amended LSA, interest on the Term Loan began accruing on December 21, 2016 and was paid monthly for the first six months of the term of the Term Loan. Thereafter, both principal and interest was due and payable in fifty-four (54) monthly installments. The Term Loan bore interest at a per annum rate equal to two percent (2.0%) above the Prime Rate, or 6.5% at December 31, 2017; provided, however, that at no time was the applicable rate permitted to be less than five and one-half percent (5.50%) per annum. Prepayment was permitted; however, we must pay a prepayment fee in an amount equal to (i) 1% of the principal amount of the Term Loan if prepayment occurs on or prior to December 21, 2017, or (ii) 0.75% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2017 but on or prior to December 21, 2018, or (iii) 0.50% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2018 but on or prior to December 21, 2019, or (iv) 0.25% of the principal amount of the Term Loan if such prepayment occurs after December 21, 2019 but on or prior to December 21, 2020. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Term Loan. Amortization of approximately $7,700 is included in interest expense for the six months ended December 31, 2017.

Pursuant to the Amended LSA, Avidbank will, in its discretion, make loan advances under the Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by AvidBank in accordance with the Amended LSA. Upon the occurrence and during the continuance of an event of default, AvidBank may, in its discretion, cease making advances and terminate the Amended LSA; provided, that at the time of termination, no obligations remain outstanding and AvidBank has no obligation to make advances under the Amended LSA AvidBank also has the discretion to determine that certain accounts are not eligible accounts.

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21, 2018, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA. There were no borrowings under the Revolving Line during the period. As of December 31, 2017, there was no outstanding balance under the Revolving Line.

Our obligations under the Amended LSA are collateralized by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, our wholly-owned subsidiary, Geltech, has guaranteed our obligations under the Amended LSA.

The Amended LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. Additionally, the Amended LSA requires us to maintain a fixed charge coverage ratio (as defined in the Amended LSA) of at least 1.15 to 1.00 and an asset coverage ratio (as defined in the Amended LSA) of at least 1.50 to 1.00. As of December 31, 2017, we were in compliance with all covenants.

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

On December 21, 2016, we also entered into the Sellers Note in the aggregate principal amount of $6 million. The Sellers Note was fully satisfied on January 16, 2018, as discussed in Note 16, Subsequent Events, to these unaudited Consolidated Financial Statements.

Pursuant to the Sellers Note, during the period commencing on December 21, 2016 (the “Issue Date”) and continuing until the fifteen month anniversary of the Issue Date (the “Initial Period”), interest will accrue on only the principal amount of the Sellers Note in excess of $2.7 million at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest will accrue on the entire unpaid principal amount of the Sellers Note from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Given that the Sellers Note was satisfied in full in January 2018 (as discussed in Note 16, Subsequent Events, to these unaudited Consolidated Financial Statements), we paid interest semi-annually in arrears solely during the Initial Period. The Sellers Note was for a five-year term, and any unpaid interest and principal, together with any other amounts payable under the Sellers Note, would have been due and payable on December 21, 2021, the maturity date. We had the right to prepay the Sellers Note in whole or in part without penalty or premium. If during the term of the Sellers Note, we did not pay any amount payable when due, whether at the maturity date, by acceleration, or otherwise, such overdue amount would have bore interest at a rate equal to twelve (12%) per annum from the date of such non-payment until such amount was paid in full. The Sellers Note was valued based on the present value of expected cash flows, using a risk-adjusted discount rate of 7.5%. The fair value of the Sellers Note was determined to be approximately $6,327,200 based on the present value of expected future cash flows, using a risk-adjusted discount rate of 7.5%. The Sellers Note is included in Loans payable, less current portion on the consolidated balance sheet. As of December 31, 2017 approximately $140,000 was added to the fair value premium and was amortized. As of December 31, 2017 the amount outstanding under the Sellers Note was $5.7 million, after applying the approximately $293,000 working capital adjustment, as discussed in Note 3, Acquisition of ISP Optics Corporation, to these unaudited Consolidated Financial Statements.

There was no payment defaults or other events of defaults as of December 31, 2017, or prior to the Sellers Note being paid in full on January 16, 2018. If a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of the Company had occurred, the entire unpaid and outstanding principal balance of the Sellers Note, together with all accrued and unpaid interest and any and all other amounts payable under the Sellers Note, would have been immediately be due and payable.

Future maturities of loans payable are as follows:

		Sellers Note
Year ending June 30,	Avidbank Note	Principal	Fair Value Adjustment	Unamortized Debt Costs	Total

2018	555,500		(6,648)	(7,224)	541,629
2019	1,111,000		123,452	(14,445)	1,220,007
2020	1,111,000		132,751	(14,445)	1,229,306
2021	1,111,000		142,749	(14,445)	1,239,304
2022	555,500	5,707,184	75,364	(7,223)	6,330,825
Total payments	$4,444,000	$5,707,184	$467,668	$(57,782)	$10,561,071
Less current portion					1,111,500
Non-current portion					$9,449,571

14 .. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. During the six months ended December 31, 2017 and 2016, we recognized a gain of approximately $409,000 and a loss of $272,000 on foreign currency transactions, respectively, included in the consolidated statements of comprehensive income in the line item entitled “Other income (expense), net.” Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of approximately $123,000 and $75,000 for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had approximately $14.4 million in assets and $12.4 million in net assets located in China, compared to approximately $14.0 million in assets and $12.3 million in net assets located in China as of June 30, 2017. As of December 31, 2017, we had approximately $6.4 million in assets and $6.1 million in net assets located in Latvia, compared to approximately $6.1 million in assets and $6.0 in net assets located in Latvia as of June 30, 2017.

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

16. Subsequent Event

Note Satisfaction and Securities Purchase Agreement

On January 16, 2018, we entered into a Note Satisfaction and Securities Purchase Agreement (the “Note Satisfaction Agreement”) with the Sellers with respect to the Sellers Note. At the closing of the Acquisition of ISP, as partial consideration for the shares of ISP, we issued the Sellers Note in the original principal amount of $6,000,000, which principal payment amount was subsequently reduced to $5,704,439, as of March 21, 2017, by letter agreement between the Sellers and us.

Pursuant to the Note Satisfaction Agreement, we and the Sellers agreed to satisfy the Sellers Note in full by (i) converting 39.5% of the outstanding principal amount of the Sellers Note into shares of the Company’s Class A common stock, and (ii) paying the remaining 60.5% of the outstanding principal amount of the Sellers Note, plus all accrued but unpaid interest, in cash to the Sellers. As of January 16, 2018, the outstanding principal amount of the Sellers Note was $5,707,183, and there was $20,883 in accrued but unpaid interest thereon (collectively, the “Note Satisfaction Amount”). Accordingly, we paid approximately $3,453,582 plus all accrued but unpaid interest on the Sellers Note, in cash (the “Cash Payment”) and issued 967,208 shares of Class A common stock (the “Shares”), which represents the balance of the Note Satisfaction Amount divided by the Conversion Price (as defined below). The “Conversion Price” equaled $2.33, representing the average closing bid price of the Class A common stock, as reported by Bloomberg for the five (5) trading days preceding January 16, 2018. The Cash Payment was paid using approximately $600,000 cash on hand and approximately $2.9 million in proceeds from an acquisition term loan (as discussed below) from Avidbank. As of January 16, 2018, the Sellers Note was deemed satisfied in full and terminated.

The Shares issued to the Sellers were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act (in that the Shares were issued by the Company in a transaction not involving any public offering), and pursuant to Rule 506 of Regulation D as promulgated by the SEC under the Act. The Shares are restricted securities that have not been registered under the Act and may not be offered or sold absent registration or applicable exemption from the registration requirements.

Registration Rights Agreement

In connection with the Note Satisfaction Agreement, the Company and the Sellers also entered into a Registration Rights Agreement dated January 16, 2018, pursuant to which we agreed to file with the SEC by February 15, 2018, and to cause to be declared effective, a registration statement to register the resale of the Shares issued to partially pay the Note Satisfaction Amount.

Second Amendment to Second Amended and Restated Loan and Security Agreement

On January 16, 2018, we entered into a Second Amendment to the Amended LSA (the “Second Amendment”) relating to its Term Loan.

Pursuant to the Second Amendment, Avidbank paid a single cash advance to us in an original principal amount of $7,294,000 (the “Term II Loan”). The proceeds of the Term II Loan were used to repay all amounts owing with respect to the Term Loan, with the remainder used to repay the amounts owing under the Sellers Note. As of January 16, 2018, the Term Loan was deemed satisfied in full and terminated. The Term II Loan is for a five-year term. Pursuant to the Second Amendment, interest on the Term II Loan accrues starting on January 16, 2018 and both principal and interest is due and payable in sixty (60) monthly installments beginning on the tenth day of the first month following the date of the Second Amendment (or February 10, 2018), and continuing on the same day of each month thereafter for so long as the Term II Loan is outstanding. The Term II Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five and one-half percent (5.50%) per annum. Prepayment by us is permitted; however, we must pay a prepayment fee in an amount equal to (i) 0.75% of the Excess Prepayment Amount if prepayment occurs on or prior to January 16, 2019, or (ii) 0.5% of the Excess Prepayment Amount if prepayment occurs after January 16, 2019 but on or before January 16, 2020, or (iii) 0.25% of the Excess Prepayment Amount if prepayment occurs after January 16, 2020 but on or prior to January 16, 2021, or (iv) 0.10% of the Excess Prepayment Amount if such prepayment occurs after January 16, 2021 but on or prior to January 16, 2022. For purposes of the Second Amendment, the “Excess Prepayment Amount” equals the amount of the Term II Loan being prepaid in excess of $2,850,000.

The Second Amendment amends, among other items, (1) certain definitions related to the fixed charge coverage ratio, and (2) the maturity date of the Revolving Line from March 21, 2018 to December 21, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

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

Overview

Historical:

We are in the business of manufacturing optical components and higher level assemblies, including precision molded glass aspheric optics, diamond turned, ground and polished infrared optics, proprietary high performance fiber optic collimators, GRADIUM glass lenses and other optical materials used to produce products that manipulate light. All the products we produce enable lasers and imaging devices to function more effectively.

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

In December 2016, we acquired ISP and its wholly-owned subsidiary ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high performance lens assemblies. ISP’s New York facility functions as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. ISP Latvia is located in Riga, Latvia. It is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. For additional information, see Note 3, Acquisition of ISP Optics Corporation, to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Product Groups and Markets:

We organized our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and non-recurring engineering (“NRE”). Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens and is usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens and is usually sold in larger lot quantities. Our infrared product group is comprised of both molded and turned lenses and assemblies and includes all ISP products. Our specialty product group is comprised of value-added products, such as optical subsystems, assemblies, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

We currently serve the following major markets: industrial, laser, defense, medical, telecommunications, and instrumentation. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO lenses are typically used in industrial tools, especially in China. Our HVPMO and LVPMO lenses are also used in applications for the telecommunications market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and the laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Currently, sales of our infrared products are primarily for customers in the industrial market that use thermal imaging cameras. Our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others.

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

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2017, compared to the three months ended December 31, 2016

Revenues:

Revenue for the second quarter of fiscal 2018 was approximately $8.4 million, an increase of approximately $2.5 million, or 42%, as compared to the same period of the prior fiscal year. The increase from the second quarter of the prior fiscal year resulted from an approximately $3.4 million increase, or 378%, in revenues generated by infrared products, primarily attributable to ISP. This increase was partially offset by an approximately $745,000 decrease, or 36%, in sales of HVPMO lenses, and an approximately $200,000 decrease, or 9%, in sales of LVPMO lenses, both primarily attributed to reduced demand from the telecommunications industry.

Cost of Sales and Gross Margin:

Gross margin in the second quarter of fiscal 2018 was $3.5 million, an increase of 7%, as compared to $3.3 million in the prior year period. Gross margin as a percentage of revenue was 42% for the second quarter of fiscal 2018, compared to 56% for the second quarter of fiscal 2017. The change in gross margin as a percentage of revenue is primarily attributable to the inclusion of revenues generated by ISP, and the associated cost of sales. Gross margin as a percentage of revenue with respect to ISP’s products historically has been lower than our existing products. In addition, we offered a pricing discount in connection with a large contract in exchange for increased volume production orders from the customer, which impacted our gross margin by approximately 3% of revenue for the three months ended December 31, 2017. Total cost of sales was approximately $4.8 million for the second quarter of fiscal 2018, an increase of approximately $2.3 million, as compared to the same period of the prior fiscal year. The increase in total cost of sales is primarily due to the increase in volume of sales, particularly as a result of sales attributable to ISP.

Selling, General and Administrative:

During the second quarter of fiscal 2018, selling, general and administrative (“SG&A”) costs were approximately $2.3 million, compared to $1.7 million in the second quarter of fiscal 2017, an increase of approximately $598,000 primarily attributable to the addition of ISP’s SG&A costs. The increase was primarily due to an approximately $380,000 increase in wages, an approximately $140,000 increase in IT services and consulting, an approximately $130,000 increase in travel expenses, and an approximately $73,000 increase in professional fees, offset by an approximately $125,000 decrease in expenses related to the Acquisition of ISP incurred during the second quarter of fiscal 2017. We expect future SG&A costs to remain at similar levels during the remainder of fiscal 2018.

New Product Development:

New product development costs were approximately $413,000 in the second quarter of fiscal 2018, an increase of approximately $146,000, or 54%, as compared to the second quarter of fiscal 2017. This increase was primarily due to an approximately $86,000 increase in wages, an approximately $20,000 increase in patent expenses, and an approximately $40,000 increase in materials and other expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2018.

Other Income (Expense):

Interest expense was approximately $194,000 in the second quarter of fiscal 2018, as compared to approximately $6,000 in the second quarter of fiscal 2017. Interest expense resulted from (i) amortization of debt costs related to our prior invoiced-based working capital revolving line of credit with Avidbank pursuant to that certain Amended and Restated Loan and Security Agreement dated December 23, 2014, as further amended by that First Amendment to Amended and Restated Loan Security Agreement dated December 23, 2015 (collectively, the “Prior Line of Credit”), (ii) interest on the Term Loan and the Sellers Note, and (iii) interest on capital leases.

In the second quarter of fiscal 2018, we recognized non-cash expense of approximately $243,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $247,000 in the same period last year. The change in fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in market value of our Class A common stock. The June 2012 Warrants expired on December 11, 2017; therefore, there is no remaining warrant liability as of December 31, 2017.

Other income, net, was approximately $195,000 in the second quarter of fiscal 2018, compared to other expense of approximately $235,000 in the second quarter of fiscal 2017, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the second quarter of fiscal 2018 and 2017, we incurred a gain of $163,000 and a loss of $237,000, respectively, on foreign currency translation.

Income taxes:

During the second quarter of fiscal 2018, we recorded an income tax benefit of approximately $194,000, compared to income tax expense of approximately $241,000 for the second quarter of fiscal 2017. The decrease in our tax expenses and effective income tax rate were primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. During the second quarter of fiscal 2018, the statutory tax rate applicable to LPOIZ was decreased from 25% to 15% in accordance with an incentive program for technology companies. The lower rate applies to LPOIZ’s 2017 tax year, beginning January 1, 2017. Accordingly, we recorded a tax benefit during the second quarter of fiscal 2018 related to this retroactive rate change.

Net Income:

Net income was approximately $423,000, or $0.02 basic and diluted earnings per share, during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017, in which we reported net income of approximately $1.1 million, or $0.07 and $0.06, basic and diluted earnings per share, respectively. The decrease in net income is primarily due to the approximately $430,000 difference in the change in fair value of the June 2012 Warrant liability, which resulted in non-cash expense of $243,000 for the second quarter of fiscal 2018, compared to non-cash income of $247,000 for the second quarter of fiscal 2017. Net income for the second quarter of fiscal 2018 was also affected by increases in the following: (i) amortization of intangibles, (ii) SG&A expenses, (iii) interest expense, and (iv) new product development costs. All of the amortization of intangibles and a portion of the increase in SG&A expenses during the second quarter of fiscal 2018 were related to the Acquisition of ISP. Net income for the second quarter of fiscal 2018 was also favorably impacted by the aforementioned tax benefit.

Weighted-average basic and diluted common shares outstanding increased to 24,525,839 and 26,437,359, respectively, in the second quarter of fiscal 2018 from 16,541,205 and 17,902,712, respectively, in the second quarter of fiscal 2017. The increase was primarily due to 8 million shares of Class A common stock issued in connection with the Acquisition of ISP, and to a lesser extent, shares of Class A common stock issued under the 2014 ESPP and shares of Class A common stock issued as a result of the exercises of stock options and the June 2012 Warrants.

Fiscal First Half: Six months ended December 31, 2017, compared to the six months ended December 31, 2016

Revenues:

Revenue for the first half of fiscal 2018 was approximately $15.9 million, an increase of approximately $5.1 million, or 47%, as compared to the same period of the prior fiscal year. The increase from the first half of the prior fiscal year is attributable to (i) an approximately $6.5 million increase, or 453%, in revenues generated by infrared products, primarily attributable to ISP and (ii) an approximately $152,000 increase, or 77%, in revenues from NRE projects. These increases were partially offset by (i) an approximately $597,000 decrease, or 14%, in sales of LVPMO lenses primarily attributed to the telecommunications and data communications industries, (ii) an approximately $784,000 decrease, or 22%, in sales of HVPMO lenses primarily attributed to applications for certain industrial tools, and (iii) a decrease of approximately $218,000, or 17%, in specialty products primarily due to the timing of orders in the defense and medical sectors in the first quarter of fiscal 2018.

Cost of Sales and Gross Margin:

Gross margin in the first half of fiscal 2018 was $6.8 million, an increase of 11%, as compared to $6.1 million in the prior year period. Gross margin as a percentage of revenue was 43% for the first half of fiscal 2018, compared to 56% for the first half of fiscal 2017. The change in gross margin as a percentage of revenue is primarily attributable to the inclusion of revenues generated by ISP, and the associated cost of sales. Gross margin as a percentage of revenue with respect to ISP’s products historically has been lower than our existing products. In addition, we offered a pricing discount in connection with a large contract in exchange for increased volume production orders from the customer, which impacted our gross margin by approximately 4% of revenue during the first half of fiscal 2018. Total cost of sales was approximately $9.1 million for the first half of fiscal 2018, an increase of approximately $4.4 million as compared to the same period of the prior fiscal year. The increase in total cost of sales is primarily due to the increase in volume of sales, particularly as a result of sales attributable to ISP.

Selling, General and Administrative:

During the first half of fiscal 2018, SG&A costs were approximately $4.7 million, compared to $3.9 million in the first half of fiscal 2017, an increase of approximately $830,000 primarily attributable to the addition of ISP’s SG&A costs. The increase was primarily due to an approximately $800,000 increase in wages, an approximately $270,000 increase in IT services and consulting, an approximately $260,000 increase in travel expenses, and an approximately $108,000 increase in professional fees, offset by the absence of approximately $608,000 in expenses related to the Acquisition of ISP incurred during the first half of fiscal 2017. We expect future SG&A costs to remain at similar levels during the remainder of fiscal 2018.

New Product Development:

New product development costs were approximately $794,000 in the first half of fiscal 2018, an increase of approximately $249,000, or 46%, as compared to the first half of fiscal 2017. This increase was primarily due to an approximately $170,000 increase in wages, an approximately $47,000 increase in patent expenses and an approximately $32,000 increase in travel and other expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2018.

Other Income (Expense):

Interest expense was approximately $395,000 in the first half of fiscal 2018, as compared to approximately $13,000 in the first half of fiscal 2017. Interest expense resulted from (i) amortization of debt costs related to our Prior Line of Credit, (ii) interest on the Term Loan and the Sellers Note and (iii) interest on capital leases.

In the first half of fiscal 2018, we recognized non-cash expense of approximately $195,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. We recognized income of approximately $290,000 in the same period last year. The change in fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in market value of our Class A common stock. The June 2012 Warrants expired on December 11, 2017; therefore, there is no remaining warrant liability as of December 31, 2017.

Other income, net, was approximately $443,000 in the first half of fiscal 2018, compared to other expense of approximately $257,000 in the first half of fiscal 2017, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first half of fiscal 2018 and 2017, we incurred a gain of $409,000 and a loss of $272,000, respectively, on foreign currency translation.

Income taxes:

During the first half of fiscal 2018, we recorded an income tax benefit of approximately $136,000, compared to income tax expense of approximately $506,000 for the first half of fiscal 2017. The decrease in our tax expenses and effective income tax rate were primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. During the second quarter of fiscal 2017, the statutory tax rate applicable to LPOIZ was decreased from 25% to 15% in accordance with an incentive program for technology companies. The lower rate applies to LPOIZ’s 2017 tax year, beginning January 1, 2017. Accordingly, we recorded a tax benefit during the second quarter of fiscal 2018 related to this retroactive rate change.

Net Income:

Net income was approximately $641,000, or $0.03 and $0.02 basic and diluted earnings per share, respectively, during the first half of fiscal 2018, compared with the first half of fiscal 2017, in which we reported net income of approximately $1.2 million, or $0.08 and $0.07 basic and diluted earnings per share, respectively. The decrease in net income is primarily due to the approximately $485,000 difference in the change in fair value of the June 2012 Warrant liability, which resulted in non-cash expense of $195,000 for the first half of fiscal 2018, compared to non-cash income of $290,000 for the first half of fiscal 2017. Net income for the first half of fiscal 2018 was also affected by increases in the following: (i) amortization of intangibles, (ii) SG&A expenses, (iii) interest expense and (iv) new product development costs as compared to the prior year period. All of the amortization of intangibles and a portion of the increase in SG&A expenses during the first half of fiscal 2018 were related to the Acquisition of ISP. Net income for the first half of fiscal 2018 was also favorably impacted by the aforementioned tax benefit.

Weighted-average basic and diluted common shares outstanding increased to 24,380,448 and 26,326,759, respectively, in the first half of fiscal 2018 from 16,079,030 and 17,523,735, respectively, in the first half of fiscal 2017. The increase was primarily due to 8 million shares of Class A common stock issued in connection with the Acquisition of ISP, and to a lesser extent, shares of Class A common stock issued under the 2014 ESPP and shares of Class A common stock issued as a result of the exercises of stock options and the June 2012 Warrants.

Liquidity and Capital Resources

At December 31, 2017, we had working capital of approximately $14.8 million and total cash and cash equivalents of approximately $7.7 million, of which approximately $4.0 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of December 31, 2017, we had retained earnings of $1.4 million and we need to have $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings from foreign operations, and therefore, we have not previously provided United States taxes on the related earnings. We would provide for and pay additional United States taxes at such time.

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

On December 20, 2017, we executed the First Amendment to the Amended LSA. The First Amendment amends, among other items, the maturity date of the Revolving Line from December 21, 2017 to March 21, 2018. On January 16, 2018, we executed the Second Amendment to the Amended LSA. Pursuant to the Second Amendment, Avidbank advanced us the Term II Loan, in the original principal amount of $7,294,000. The proceeds were used to repay all amounts owning with respect to the Term Loan, with the remainder used to repay the amounts owing under the Sellers Note. As of January 16, 2018, the Term Loan and Sellers Note were deemed satisfied in full. For additional information on the terms of the Term Loan, Sellers Note, and Term II Loan, see Note 13, Loans Payable, and Note 16, Subsequent Event, to the unaudited Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

As of December 31, 2017, the amount outstanding under the Term Loan was approximately $4.4 million and there was no amount outstanding under the Revolving Line. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Term Loan. Amortization of approximately $7,700 is included in interest expense for the six months ended December 31, 2017.

As of December 31, 2017, the amount outstanding under the Sellers Note was $5.7 million, after applying the approximately $293,000 working capital adjustment to the balance.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth during the remainder of fiscal 2018 primarily from infrared products, as well as some growth in specialty products. We structured our sales team to enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the Term II Loan. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts continue to be directed toward maintaining positive cash flow and profitability. If our efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:

Net cash used in financing activities was approximately $14,000 in the first half of fiscal 2018, compared to net cash provided of approximately $13.7 million in the first half of fiscal 2017. Cash used in financing activities for the first half of fiscal 2018 reflects approximately $680,000 in principal payments on our loans and capital leases, offset by approximately $660,000 in proceeds from the exercise of June 2012 Warrants, proceeds from the sale of Class A common stock under the 2014 ESPP in the first six months of fiscal 2018 and proceeds from the exercise of stock options. Cash provided by financing activities for the first half of fiscal 2017 consisted principally of the debt and equity financing for the Acquisition of ISP.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $1.6 million for the first six months of fiscal 2018, compared to approximately $1.5 million for the first six months of fiscal 2017. We anticipate improvement in our cash flows provided by operations in future years due to sales growth, particularly as a result of the Acquisition of ISP, and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During the first six months of fiscal 2018, we expended approximately $1.9 million in investments in capital equipment, compared to approximately $873,000 in the first six months of fiscal 2017. The majority of our capital expenditures during the first six months of both fiscal 2018 and fiscal 2017 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for LPOIZ’s facility in Zhenjiang. Overall, we anticipate an increase in capital expenditures during fiscal 2018, as compared to fiscal 2017, with the majority of expenses being incurred in the first and fourth quarters of fiscal 2018; however, the total amount expended will depend on opportunities and circumstances.

How we operate:

We have continuing sales of two basic types: occasional sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered assemblies”. This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity, as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

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

Our key indicators:

Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as units of shippable output by product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and therefore improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

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

Our 12-month backlog at December 31, 2017 was approximately $12.3 million, compared to $9.3 million as of June 30, 2017. Backlog growth rates for the last five fiscal quarters are as follows:

	Backlog	Change From Prior	Change From Prior
Quarter	($ 000)	Year End	Quarter End
Q2 2017	$12,422	88%	114%
Q3 2017	$11,086	68%	-11%
Q4 2017	$9,322	41%	-16%
Q1 2018	$8,618	-8%	-8%
Q2 2018	$12,306	32%	43%

The increase in our 12-month backlog is largely due to the renewal of a large annual contract during the second quarter, which we will begin shipping against over the next few quarters.

We continue to diversify our business by developing new applications for our products in markets, including advanced driver assistance systems (“ADAS”), light distance and ranging (“LIDAR”) sensing, spectrographic, and fiber delivery technologies. Many of these products are being designed for higher margin applications within the automotive electronics, healthcare and defense sectors. The Acquisition of ISP has broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing longer term opportunities for our technology roadmap and market share expansion. Based on recent quote activity, we expect increases in revenue from sales of our infrared products and specialty products for the remainder of fiscal 2018.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units for our five product groups for the three and six month periods ended December 31, 2017 and 2016:

		(unaudited)
		Three Months Ended December 31,		QTR %	Six Months Ended December 31,		Year-to-date
		2017	2016	Change	2017	2016	% Change
Revenue	LVPMO	1,965,901	2,165,418	-8%	3,701,220	4,298,220	-14%
	HVPMO	1,352,682	2,097,550	-36%	2,840,682	3,624,938	-22%
	Infrared Products	4,299,445	900,313	378%	7,947,513	1,437,591	453%
	Speciality Products	650,829	639,306	2%	1,092,493	1,310,155	-17%
	NRE	92,516	67,250	38%	351,558	199,162	77%
	Total sales, net	8,361,373	5,869,837	42%	15,933,466	10,870,066	47%

Units	LVPMO	73,284	99,636	-26%	143,875	197,218	-27%
	HVPMO	401,670	591,640	-32%	922,874	1,080,475	-15%
	Infrared Products	36,627	11,568	217%	66,119	22,040	200%
	Speciality Products	27,152	23,891	14%	42,592	48,547	-12%
	NRE	4	14	-71%	19	28	-32%
		538,737	726,749	-26%	1,175,479	1,348,308	-13%

Three months ended December 31, 2017

Our revenue increased by 42% in the second quarter of fiscal 2018, as compared to the prior year period, with growth driven predominantly from the infrared product group, which expanded significantly with the Acquisition of ISP.

The LVPMO product group decreased, with revenue decreasing 8% during the second quarter of fiscal 2018, compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributable to fewer sales to customers in the telecommunications industry. Although our unit shipment volume in LVPMO lenses decreased by 26% in the second quarter of fiscal 2018, as compared to the same period of the prior fiscal year, the average sales price increased by 23%, comparatively, driven by the mix of products shipped. The increase in the average sales price was not large enough to offset the decrease in sales volume.

We also saw a decrease in the HVPMO product group, with revenue decreasing by 36% during the second quarter of fiscal 2018, as compared to the prior year period. Unit shipment volume decreased by 32%, and the average sales price decreased by 5% in the second quarter of fiscal 2018, as compared to the same period of the prior fiscal year, due to market conditions in the telecommunications sector.

We had significant growth in the infrared product group, which primarily consisted of revenues generated by ISP. During the second quarter of fiscal 2018, sales of infrared units increased by 217%, as compared to the prior year period, resulting in infrared product revenue increasing by 378% in the second quarter of fiscal 2018, as compared to the prior year period. The increases in revenue and units sold was primarily derived from sales to customers in the thermal market.

In the second quarter of fiscal 2018, our specialty product revenue increased slightly, by 2%, as compared to the prior year period, primarily as a result of additional orders from customers in the industrial sector.

Revenues generated by our NRE products group were up by 38%, in the second quarter of fiscal 2018 as compared to the prior year period. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Six months ended December 31, 2017

Our revenue increased by 47% in the first half of fiscal 2018, as compared to the prior year period with growth driven primarily from the infrared product group, which expanded significantly with the Acquisition of ISP.

We had a 14% decrease in revenue generated by LVPMO sales for the first half of fiscal 2018, compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to the telecommunications, data communications, and defense industries. Although our unit shipment volume in LVPMO lenses decreased by 27% in the first half of fiscal 2018, as compared to the same period of the prior fiscal year, the average sales price increased by 18%, comparatively, driven by the mix of products shipped. The increases in the average sales price was not large enough to offset the decrease in volume.

The HVPMO product group was also down, with revenue decreasing by 22% during the first half of fiscal 2018, as compared to the prior year period, primarily attributed to applications for position sensors, including next generation products and industrial tools, as well as sales to customers in the telecommunications industry. Unit shipment volume decreased by 15%, and the average sales price decreased by 8% in the first half of fiscal 2018, as compared to the same period of the prior fiscal year, due to market conditions in the telecommunications sector.

We had significant growth in the infrared product group, which primarily consisted of revenues generated by ISP. During the first half of fiscal 2018, sales of infrared units increased by 200%, as compared to the prior year period, resulting in infrared product revenue increasing by 453% in the first half of fiscal 2018, as compared to the prior year period. The increases in revenue and units sold was primarily derived from sales to customers in the thermal market.

In the first half of fiscal 2018, our specialty product revenue decreased by 17%, as compared to the prior year period, primarily as a result of fewer orders from customers in the defense and medical sectors.

Revenues generated by our NRE products group increased by 77% in the first half of fiscal 2018, as compared to the prior year period, due to additional projects for customers in the defense and industrial markets. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Inventory Levels:

We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days’ worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and therefore more efficient use of capital. During the quarters ended December 31, 2017 and 2016, our DCSI was 110 and 177 respectively, compared to an average DCSI of 139 for the year ended June 30, 2017. The decrease in DCSI compared to the previous year period is due to the addition of ISP’s cost of goods and inventory for the full second quarter.

Accounts Receivable Levels and Quality:

Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivables and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and therefore, more efficient use of capital. For the quarters ended December 31, 2017 and 2016, our DSO was 62 and 87, respectively. For the year ended June 30, 2017, our average DSO was 67. We strive to have a DSO no higher than 65.

Other Key Indicators:

Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost, and, therefore, improved margins or improved ability to compete where desirable for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures.”

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

Adjusted Net Income:

We calculate adjusted net income by excluding the change in the fair value of the June 2012 Warrants from net income. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted net income to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income to net income for the three and six months ended December 31, 2017 and 2016:

	(Unaudited)		(Unaudited)
	Quarter Ended:		Six Months Ended:
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income	$423,350	$1,097,667	$641,046	$1,238,163
Change in fair value of warrant liability	243,012	(246,885)	194,632	(290,385)
Adjusted net income	$666,362	$850,782	$835,678	$947,778
% of revenue	8%	14%	5%	9%

Our adjusted net income for the three months ended December 31, 2017 was approximately $666,000, as compared to adjusted net income of approximately $851,000 for the three months ended December 31, 2016. The difference was principally caused by higher revenue and gross margin, primarily as a result of the Acquisition of ISP. The higher gross margin was offset by higher SG&A expenses resulting from the addition of ISP’s SG&A costs, as well as the amortization of intangibles and higher interest expense associated with the Acquisition of ISP.

Our adjusted net income for the six months ended December 31, 2017 was approximately $836,000, as compared to adjusted net income of approximately $948,000 for the six months ended December 31, 2016. The difference was principally caused by higher revenue and gross margin, primarily as a result of the Acquisition of ISP. The higher gross margin was offset by higher SG&A expenses resulting from the addition of ISP’s SG&A costs, as well as the amortization of intangibles and higher interest expense associated with the Acquisition of ISP.

EBITDA and Adjusted EBITDA:

EBITDA and adjusted EBITDA are non-GAAP financial measures used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA, as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants is re-measured each reporting period until the warrants are exercised or expire. Each reporting period, the change in the fair value of the June 2012 Warrants is either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three and six months ended December 31, 2017 and 2016:

	(Unaudited)		(Unaudited)
	Quarter Ended:		Six Months Ended:
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income	$423,350	$1,097,667	$641,046	$1,238,163
Depreciation and amortization	821,016	269,131	1,625,674	518,596
Provision for income taxes	(193,508)	240,626	(135,524)	505,826
Interest expense	193,747	6,252	395,008	13,193
EBITDA	$1,244,605	$1,613,676	$2,526,204	$2,275,778
Change in fair value of warrant liability	243,012	(246,885)	194,632	(290,385)
Adjusted EBITDA	$1,487,617	$1,366,791	$2,720,836	$1,985,393
% of revenue	18%	23%	17%	18%

Our adjusted EBITDA for the three months ended December 31, 2017 was approximately $1.5 million, compared to approximately $1.4 million for the three months ended December 31, 2016. Our adjusted EBITDA for the six months ended December 31, 2017 was approximately $2.7 million, compared to approximately $2.0 million for the six months ended December 31, 2016. The difference in adjusted EBITDA between the three and six months periods was principally caused by higher gross margin, due to higher revenues, primarily as a result of the Acquisition of ISP. The higher gross margins were offset by higher SG&A expenses resulting from the addition of ISP’s SG&A costs.

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

Allowance for accounts receivable is calculated by taking 100% of the total of invoices that are over 90 days past due from due date and 10% of the total of invoices that are over 60 days past due from the due date for U.S.-based accounts and 100% on invoices that are over 120 days past due for China and Latvia-based accounts without an agreed-upon payment plan. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. Recovery of bad debt amounts which were previously written-off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to continue to be materially consistent in the future.

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

Revenue is recognized from product sales when products are shipped to the customer, provided that we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from product development agreements are recognized as milestones as completed in accordance with the terms of the agreements and upon shipment of products, reports or designs to the customer. Invoiced amounts for VAT related to sales are posted to the balance sheet and not included in revenue.

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Most options granted under the Omnibus Plan vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable then the compensation expense will be amortized over the remaining vesting period.

Accounting for income taxes requires estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We assessed the likelihood of the realization of deferred tax assets and concluded that a valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the uncertainty of the timing and amount of taxable income in certain jurisdictions. In reaching our conclusion, we evaluated certain relevant criteria, including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made, which in turn, may result in an increase or decrease to our tax provision in a subsequent period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1.1	Certificate of Incorporation of LightPath Technologies, Inc., filed June 15, 1992 with the Secretary of State of Delaware, which was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995, and is incorporated herein by reference thereto.

3.1.2	Certificate of Amendment to Certificate of Incorporation of LightPath Technologies, Inc., filed October 2, 1995 with the Secretary of State of Delaware, which was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995, and is incorporated herein by reference thereto.

3.1.3	Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of LightPath Technologies, Inc., filed November 9, 1995 with the Secretary of State of Delaware, which was filed as an exhibit to our Registration Statement on Form SB-2 (File No: 33-80119) filed with the Securities and Exchange Commission on December 7, 1995, and is incorporated herein by reference thereto.

3.1.4	Certificate of Designation of Series A Preferred Stock of LightPath Technologies, Inc., filed July 9, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.4 to our Annual Report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997, and is incorporated herein by reference thereto.

3.1.5	Certificate of Designation of Series B Stock of LightPath Technologies, Inc., filed October 2, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Quarterly Report on Form 10-QSB (File No. 000-27548) filed with the Securities and Exchange Commission on November 14, 1997, and is incorporated herein by reference thereto.

3.1.6	Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed November 12, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Quarterly Report on Form 10-QSB (File No. 000-27548) filed with the Securities and Exchange Commission on November 14, 1997, and is incorporated herein by reference thereto.

3.1.7	Certificate of Designation of Series C Preferred Stock of LightPath Technologies, Inc., filed February 6, 1998 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Registration Statement on Form S-3 (File No. 333-47905) filed with the Securities and Exchange Commission on March 13, 1998, and is incorporated herein by reference thereto.

3.1.8	Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of LightPath Technologies, Inc. filed April 29, 1998 with the Secretary of State of Delaware, which was filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 000-27548) filed with the Securities and Exchange Commission on April 28, 1998, and is incorporated herein by reference thereto.

3.1.9	Certificate of Designation of Series F Preferred Stock of LightPath Technologies, Inc., filed November 2, 1999 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Registration Statement on Form S-3 (File No: 333-94303) filed with the Securities and Exchange Commission on January 10, 2000, and is incorporated herein by reference thereto.

3.1.10

Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed February 28, 2003 with the Secretary of State of Delaware, which was filed as Appendix A to our Proxy Statement (File No. 000-27548) filed with the Securities and Exchange Commission on January 24, 2003, and is incorporated herein by reference thereto.

3.1.11

Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed March 1, 2016 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.11 to our Quarterly Report on Form 10-Q (File No: 000-27548) filed with the Securities and Exchange Commission on November 14, 2016, and is incorporated herein by reference thereto.

3.1.12

Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed October 30, 2017 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

3.1.13

Certificate of Amendment of Certificate of Designations of Class A Common Stock and Class E-1 Common Stock, Class E-2 Common Stock, and Class E-3 Common Stock of LightPath Technologies, Inc., filed October 30, 2017 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

3.1.14	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of LightPath Technologies, Inc., filed January 30, 2018 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 1, 2018, and is incorporated herein by references thereto.

3.2.1	Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2015, and is incorporated herein by reference thereto.

3.2.2	First Amendment to Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 22, 2017, and is incorporated herein by reference thereto.

4.1	Second Amendment to Rights Agreement dated January 30, 2018 between us and Continental Stock Transfer & Trust Company, as Rights Agent, which was filed as Exhibit 4.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 1, 2018, and is incorporated herein by reference thereto.

10.1	Note Satisfaction and Securities Purchase Agreement dated January 16, 2018, by and between LightPath Technologies, Inc., Joseph Menaker, and Mark Lifshotz, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 17, 2018, and is incorporated herein by reference thereto.

10.2	Registration Rights Agreement dated January 16, 2018, by and between LightPath Technologies, Inc., Joseph Menaker, and Mark Lifshotz, which was filed as Exhibit 10.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 17, 2018, and is incorporated herein by reference thereto.

10.3	First Amendment to Second Amended and Restated Loan and Security Agreement dated December 22, 2017, by and between LightPath Technologies, Inc. and Avidbank, which was fled as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on December 22, 2017, and is incorporated herein by reference thereto.

10.4	Second Amendment to Second Amended and Restated Loan and Security Agreement dated January 16, 2018, by and between LightPath Technologies, Inc. and Avidbank, which was filed as Exhibit 10.3 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 17, 2018, and is incorporated herein by reference thereto.

10.5	Affirmation of Guarantee of Geltech, Inc., which was filed as Exhibit 10.4 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 17, 2018, and is incorporated herein by reference thereto.

10.6	Amended and Restated Omnibus Incentive Plan, as amended, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

10.7	Amendment No. 8 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan dated February 8, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE XBRL	Taxonomy Presentation Linkbase Document	*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date:	February 13, 2018	By:	/s/ J. James Gaynor
President and Chief Executive Officer

Date:	February 13, 2018	By:	/s/ Dorothy M. Cipolla
Chief Financial Officer