Form 10-Q
period 2018-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2018-05-14
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.
------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

http://www.lightpath.com

2603 Challenger Tech Ct. Suite 100
Orlando, Florida 32826
-----------------------------------------------------------
(Address of principal executive offices)
(ZIP Code)

(407) 382-4003
---------------------------------------------
(Registrant’s telephone number, including area code)
N/A
----------------------------------------------------------------------------------------------------
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
 YES [ X ] NO [ ]

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,731,544 shares of common stock, Class A, $.01 par value, outstanding as of May 11, 2018.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Item 1. Financial Statements
LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$6,388,164	$8,085,015
Trade accounts receivable, net of allowance of $19,358 and $7,356	5,672,071	5,890,113
Inventories, net	6,409,118	5,074,576
Other receivables	59,375	29,202
Prepaid expenses and other assets	1,043,603	641,469
Total current assets	19,572,331	19,720,375

Property and equipment, net	12,322,111	10,324,558
Intangible assets, net	9,387,240	10,375,053
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	285,000	285,000
Other assets	137,084	112,323
Total assets	$47,558,671	$46,672,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,039,090	$1,536,121
Accrued liabilities	514,479	966,929
Accrued payroll and benefits	1,113,840	1,896,530
Loans payable, current portion	1,458,800	1,111,500
Capital lease obligation, current portion	219,688	239,332
Total current liabilities	5,345,897	5,750,412

Capital lease obligation, less current portion	271,175	142,101
Deferred rent	400,605	458,839
Deferred tax liabilities	-	182,349
Warrant liability	-	490,500
Loans payable, less current portion	5,479,565	9,926,844
Total liabilities	11,497,242	16,951,045

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 25,730,544 and 24,215,733
shares issued and outstanding	257,305	242,157
Additional paid-in capital	229,749,154	225,492,252
Accumulated other comprehensive income	496,282	295,396
Accumulated deficit	(194,441,312)	(196,308,636)
Total stockholders’ equity	36,061,429	29,721,169
Total liabilities and stockholders’ equity	$47,558,671	$46,672,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Revenue, net	$8,503,628	$8,490,042	24,437,094	19,360,109
Cost of sales	5,211,602	4,267,318	14,344,015	9,007,180
Gross margin	3,292,026	4,222,724	10,093,079	10,352,929
Operating expenses:
Selling, general and administrative	2,362,578	2,329,762	7,054,996	6,190,705
New product development	384,380	308,394	1,178,849	853,939
Amortization of intangibles	329,270	304,809	987,812	304,809
Loss on disposal of property and equipment	—	—	3,315	—
Total operating costs and expenses	3,076,228	2,942,965	9,224,972	7,349,453
Operating income	215,798	1,279,759	868,107	3,003,476
Other income (expense):
Interest expense	(118,890)	(154,639)	(434,671)	(167,832)
Interest expense - debt costs	461,686	(38,338)	382,459	(38,338)
Change in fair value of warrant liability	-	(748,169)	(194,632)	(457,784)
Other income (expense), net	484,531	27,985	927,383	(228,935)
Total other income (expense), net	827,327	(913,161)	680,539	(892,889)
Income before income taxes	1,043,125	366,598	1,548,646	2,110,587
Provision for income taxes	(183,154)	265,774	(318,678)	771,600
Net income	$1,226,279	$100,824	$1,867,324	$1,338,987
Foreign currency translation adjustment	77,477	38,636	200,886	113,818
Comprehensive income	$1,303,756	$139,460	$2,068,210	$1,452,805
Earnings per common share (basic)	$0.05	$0.00	$0.08	$0.07
Number of shares used in per share calculation (basic)	25,546,512	23,818,136	24,763,458	18,621,072
Earnings per common share (diluted)	$0.04	$0.00	$0.07	$0.07
Number of shares used in per share calculation (diluted)	27,281,010	25,628,703	26,618,956	20,145,976

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
Nine Months Ended March 31, 2018
(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2017	24,215,733	$242,157	$225,492,252	$295,396	$(196,308,636)	$29,721,169
Issuance of common stock for:
Exercise of warrants	433,810	4,338	529,980	—	—	534,318
Employee Stock Purchase Plan	19,980	200	48,391	—	—	48,591
Exercise of stock options	93,813	938	193,212	—	—	194,150
Satisfaction of Sellers Note	967,208	9,672	2,237,392			2,247,064
Reclassification of warrant liability upon exercise	—	—	685,132	—	—	685,132
Stock-based compensation on stock options and RSUs	—	—	562,795	—	—	562,795
Foreign currency translation adjustment	—	—	—	200,886	—	200,886
Net income	—	—	—	—	1,867,324	1,867,324
Balances at March 31, 2018	25,730,544	$257,305	$229,749,154	$496,282	$(194,441,312)	$36,061,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,867,324	$1,338,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,492,003	1,240,232
Interest from amortization of debt costs	13,704	3,861
Loss on disposal of property and equipment	3,315	—
Stock-based compensation	279,397	319,182
Bad debt expense	(11,868)	(29,551)
Change in fair value of warrant liability	194,632	457,784
Change in fair value of sellers note	(396,163)	34,476
Deferred rent amortization	(58,234)	(66,710)
Inventory write-offs to reserve	134,052	47,895
Deferred tax expense	(205,884)	(40,000)
Changes in operating assets and liabilities:
Trade accounts receivable	312,026	(1,032,243)
Other receivables	(29,018)	142,919
Inventories	(1,013,201)	(253,179)
Prepaid expenses and other assets	(409,137)	171,753
Accounts payable and accrued liabilities	(500,237)	595,624
Net cash provided by operating activities	2,672,711	2,931,030

Cash flows from investing activities:
Purchase of property and equipment	(2,481,715)	(1,412,738)
Acquisiton of ISP Optics, net of cash acquired	—	(11,777,336)
Net cash used in investing activities	(2,481,715)	(13,190,074)

Cash flows from financing activities:
Proceeds from exercise of stock options	194,150	—
Proceeds from sale of common stock from employee stock purchase plan	48,591	19,632
Loan costs	(60,453)	(72,224)
Borrowings on loan payable	2,942,583	5,000,000
Proceeds from issuance of common stock under public equity placement	—	8,730,209
Proceeds from exercise of warrants, net of costs	534,318	584,679
Net payments on loan payable	(4,351,836)	—
Payments on capital lease obligations	(196,790)	(141,874)
Net cash (used in) provided by financing activities	(889,437)	14,120,422
Effect of exchange rate on cash and cash equivalents	(998,410)	62,119
Change in cash and cash equivalents	(1,696,851)	3,923,497
Cash and cash equivalents, beginning of period	8,085,015	2,908,024
Cash and cash equivalents, end of period	$6,388,164	$6,831,521

Supplemental disclosure of cash flow information:
Interest paid in cash	$417,550	$91,525
Income taxes paid	$562,491	$344,820
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$306,220	$230,000
Reclassification of warrant liability upon exercise	$685,132	$509,771
Derecognition of liability associated with stock option grants	$283,399	$352,765
Sellers Note issued to acquire ISP Optics, at fair value	—	$6,327,208
Conversion of Sellers Note to common stock	$2,247,064	—

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

Allowance for accounts receivable, is calculated by taking 100% of the total of invoices that are over 90 days past due from the due date and 10% of the total of invoices that are over 60 days past due from the due date for United States ("U.S.") based accounts and 100% of invoices that are over 120 days past due for Chinese and Latvia-based accounts. Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our customers’ financial condition. If our actual collection experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories, which consist principally of raw materials, tooling, work-in-process and finished lenses, collimators and assemblies, are stated at the lower of cost or market, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity have been expensed. We look at the following criteria for parts to consider for the inventory reserve: (i) items that have not been sold in two years, (ii) items that have not been purchased in two years, or (iii) items of which we have more than a two-year supply.  These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve.

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

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in our Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value, less costs to sell, and would no longer be depreciated.

Goodwill and intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We periodically re-assess the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets consist primarily of customer relationships, know-how/trade secrets and trademarks.  Goodwill and intangible assets are tested for impairment on an annual basis and during the period between annual tests in certain circumstances, and written down when impaired.

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

Our cash and cash equivalents totaled approximately $6.4 million at March 31, 2018. Of this amount, approximately 56% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of March 31, 2018, we have retained earnings in China of approximately $1.9 million and we need to have approximately $11.3 million before repatriation will be allowed.

We currently intend to permanently invest earnings generated from our foreign Chinese operations, and, therefore, we have not previously provided for future Chinese withholding taxes on such related earnings. However, if, in the future, we change such intention, we would provide for and pay additional foreign taxes, if any, at that time.

Revenue is recognized from product sales when products are shipped to the customer; provided, that we have received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Product development agreements are generally short term in nature with revenue recognized upon shipment to the customer for products, reports or designs. Invoiced amounts for sales and value-added taxes (“VAT”) are posted to the the accompanying unaudited Consolidated Balance Sheets and not included in revenue.

VAT is computed on the gross sales price on all sales of our products sold in the People’s Republic of China and Latvia. The VAT rates range up to 21%, depending on the type of products sold. The VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing or acquiring our finished products. We recorded a VAT receivable, net of payments, which is included in other receivables in the accompanying unaudited Consolidated Financial Statements.

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

Management estimates. Management makes estimates and assumptions during the preparation of our Consolidated Financial Statements that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which, in turn, could impact the amounts reported and disclosed herein.

Fair value of financial instruments. We account for financial instruments in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore, requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include receivables, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of our capital lease obligations and acquisition term loan payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) approximates their carrying values based upon current rates available to us. Loans payable as of June 30, 2017 also included a note payable to the sellers of ISP, in the aggregate principal amount of $6 million (the “Sellers Note”). The carrying value of the Sellers Note included a fair value premium based on a risk-adjusted discount rate, a Level 2 fair value measurement. On January 16, 2018, the Sellers Note was satisfied in full and, therefore, is not included in loans payable as of March 31, 2018. See Note 13, Loans Payable, to these unaudited Consolidated Financial Statements for additional information.

We valued our warrant liabilities based on open-form option pricing models, which were based on the relevant inputs and rendered the fair value measurement at Level 3. We based our estimates of fair value for warrant liabilities on the amount a third-party market participant would pay to transfer the liability and incorporated inputs, such as equity prices, historical and implied volatilities, dividend rates and prices of convertible securities issued by comparable companies maximizing the use of observable inputs when available. See Note 10, Derivative Financial Instruments (Warrant Liability), to these unaudited Consolidated Financial Statements for additional information.

We do not have any other financial or non-financial instruments that would be characterized as Level 1, Level 2, or Level 3.

Debt issuance costs are recorded as a reduction to the carrying value of the related notes payable, by the same amount, and are amortized ratably over the term of the note.

Derivative financial instruments.  We account for derivative instruments in accordance with FASB’s ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), which requires additional disclosures about our objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect these Consolidated Financial Statements.

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.  We review the terms of convertible debt instruments to determine whether they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the accompanying unaudited Consolidated Balance Sheets at fair value. The fair value of derivative liabilities, if any, must be revalued at each reporting date, with the corresponding changes in fair value recorded in current-period operating results.

Freestanding warrants issued by us in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments.  Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.   It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.   Comprehensive income has two components, net income and other comprehensive income, and is included in the accompanying unaudited Consolidated Statements of Comprehensive Income. Our other comprehensive income consists of foreign currency translation adjustments made for financial reporting purposes.

Business segments. As we only operate in principally one business segment, no additional reporting is required.

Recent accounting pronouncements. There are new accounting pronouncements issued by the FASB that are not yet effective.

Revenue from Contracts with Customers – In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the early adoption of the new revenue standard, but not before the annual periods beginning after December 15, 2017. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption.

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

Based on our current assessment, which is not yet final, we currently believe the most significant impact will be related to the timing of the recognition of non-recurring engineering (“NRE”) revenue. We also cannot determine whether to adopt a full retrospective or modified retrospective application method until our assessment of ASU 2014-09 is final. We will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our Consolidated Financial Statements and related disclosures, and will subsequently disclose future identified material impacts, if any, and the method of adoption in our annual report on Form 10-K for the year ended June 30, 2018. ASU 2014-09 is effective for us in the first quarter of our fiscal year ending June 30, 2019.

Leases – In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. Our current operating lease portfolio is primarily comprised of real estate leases. Upon adoption of this standard, we expect our Consolidated Balance Sheet to include a right-of-use asset and liability related to substantially all operating lease arrangements. ASU 2016-02 is effective for us in the first quarter of our fiscal year ending June 30, 2020.

Income Taxes – In October 2016, the FASB issued ASU 2016-16, “Income Taxes” (Topic 740) (“ASU 2016-16”). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. ASU 2016-16 is effective for us in the first quarter of fiscal 2019. We are currently evaluating the adoption date and the impact, if any, adoption will have on our financial position and results of operations.

Compensation – Stock Compensation – In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation” (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is effective for us in the first quarter of fiscal 2019. We are currently evaluating the adoption date and the impact, if any, adoption will have on our financial position and results of operations.

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

We financed a portion of the Acquisition through a public offering of 8,000,000 shares of our Class A common stock, raising net proceeds of approximately $8.7 million. The public offering closed simultaneously with the closing of the Acquisition. For additional information, see Note 15, Public Offering of Class A Common Stock, to these unaudited Consolidated Financial Statements. We also closed an acquisition term loan in the aggregate principal amount of $5 million (the “Term Loan”) with AvidBank. For additional information, see Note 13, Loans Payable, to these unaudited Consolidated Financial Statements.

In lieu of cash paid, we also financed a portion of the Acquisition through the issuance of the Sellers Note in the aggregate principal amount of $6 million to Joseph Menaker and Mark Lifshotz (the “Sellers”). For additional information, see Note 13, Loans Payable, to these unaudited Consolidated Financial Statements.

The Acquisition Date fair value of the consideration transferred totaled approximately $19.1 million, which consisted of the following:

Cash Purchase Price	$12,000,000
Cash acquired	1,243,216
Tax payable assumed debt	(200,477)
Fair value of Sellers Note	6,327,208
Working capital adjustment	(315,003)
Total purchase price	19,054,944
Sellers Note issued at fair value	(6,327,208)
Preliminary working capital adjustment	(760,822)
Adjustment to beginning cash	(163,878)
Adjustment to beginning assumed debt	(25,700)
Cash paid at Acquisition Date	$11,777,336

Subsequently, in March 2017, a portion of the working capital adjustment, in the amount of $292,816, was applied to the Sellers Note as a payment, thereby decreasing the outstanding principal amount due under the Sellers Note.

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

As part of the valuation analysis, we identified intangible assets, including customer relationships, customer backlog, trade secrets, trademarks, and non-compete agreements. The customer relationships, customer backlog, trade secrets, trademarks, and non-compete agreements were determined to have estimated values of $3,590,000, $366,000, $3,272,000, $3,814,000, and $27,000, respectively, and estimated useful lives of 15, 2, 8, 8, and 3 years, respectively. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach”, which requires a forecast of all future cash flows. This also reflects a $2,744,262 adjustment to increase the basis of the acquired property, plant and equipment to reflect the fair value of the assets at the Acquisition Date. The estimated useful lives of acquired property, plant and equipment range from 3 years to 10 years. Depreciation and amortization of intangible assets and property, plant and equipment is calculated on a straight-line basis. This also reflects a $153,132 adjustment to increase the basis of the acquired inventory to reflect fair value of the inventory and a $230,407 adjustment to decrease the basis of the acquired deferred revenue to reflect the fair value of the deferred revenue at the Acquisition Date. The tax effects of these fair value adjustments resulted in a net deferred tax liability of approximately $5.4 million.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ISP. None of the goodwill is expected to be deductible for income tax purposes.

Our unaudited Consolidated Financial Statements reflect the financial results of ISP’s operations for the nine months ended March 31, 2018. The following represents unaudited pro forma consolidated information as if ISP had been included in our consolidated results for the nine months ended March 31, 2017:

Nine months ended March 31, 2017
Revenue	$25,491,276
Net income	$1,532,353

These amounts have been calculated after applying our accounting policies and adjusting the results for Acquisition expenses and to reflect the additional interest expense and depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on July 1, 2016, together with the consequential tax effects. For the nine months ended March 31, 2017, pro forma net income reflects adjustments of approximately $659,000 for amortization of intangibles and approximately $214,000 in additional interest, and excludes approximately $608,000 in Acquisition expenses and approximately $522,000 of nonrecurring fees incurred by ISP.

Prior to the Acquisition, we had a pre-existing relationship with ISP. We ordered anti-reflective coating services from ISP on an arms’ length basis. We had also partnered with ISP to develop and sell molded optics as part of a multiple lens assembly sold to a third party and had provided certain standard molded optics for resale through ISP’s catalog. At the Acquisition Date, we had amounts payable to ISP of $8,000 for services provided prior to the Acquisition, and ISP had payables of $24,500 due to us.

4. Inventories

The components of inventories include the following:

	March 31, 2018	June 30, 2017

Raw materials	$2,635,595	$2,282,880
Work in process	2,313,766	1,654,653
Finished goods	2,159,475	1,904,497
Reserve for obsolescence	(699,718)	(767,454)
	$6,409,118	$5,074,576

The value of tooling in raw materials was approximately $1.7 million and $1.6 million at March 31, 2018 and June 30, 2017, respectively.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Life (Years)	2018	2017

Manufacturing equipment	5 - 10	$16,647,004	$13,804,964
Computer equipment and software	3 - 5	454,158	375,775
Furniture and fixtures	5	196,864	112,307
Leasehold improvements	5 - 7	1,260,415	1,228,797
Construction in progress		1,111,909	709,571
Total property and equipment		19,670,350	16,231,414

Less accumulated depreciation and amortization		7,348,239	5,906,856
Total property and equipment, net		$12,322,111	$10,324,558

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the nine months ended March 31, 2018.

Identifiable intangible assets, as a result of the Acquisition of ISP, were comprised of:

			Amortization through
	Useful Life (Yrs)	Gross	March 31, 2018	Net
Customer relationships	15	$3,590,000	$305,600	$3,284,400
Backlog	2	366,000	233,670	132,330
Trade secrets	8	3,272,000	522,245	2,749,755
Trademarks	8	3,814,000	608,753	3,205,247
Non-compete agreement	3	27,000	11,492	15,508
		$11,069,000	$1,681,760	$9,387,240

Future amortization of intangibles is as follows:

Fiscal year ending:
June 30, 2018	$329,270
June 30, 2019	1,220,664
June 30, 2020	1,129,342
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023 and later	4,457,798
$9,387,240

7. Accounts Payable

The accounts payable balance as of March 31, 2018 and June 30, 2017 both include approximately $73,000 of earned but unpaid Board of Directors’ fees.

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Income before income taxes	$1,043,125	$366,598	$1,548,646	$2,110,587
Income tax expense (benefit)	$(183,154)	$265,774	$(318,678)	$771,600
Effective income tax rate	-18%	72%	-21%	37%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is primarily due to a tax benefit from our domestic losses being recorded with a full valuation allowance, as well as the effect of foreign earnings taxed at rates differing from the U.S. federal statutory rate.

As of March 31, 2018, LPOIZ and LPOI were subject to statutory income tax rates of 15% and 25%, respectively. During the three months ended December 31, 2017, the statutory tax rate applicable to LPOIZ was lowered from 25% to 15% in accordance with an incentive program for technology companies in China. The lower rate applies to LPOIZ’s 2017 tax year, beginning January 1, 2017. Accordingly, we recorded a tax benefit of approximately $160,000 during the three months ended December 31, 2017 related to this retroactive rate change. For the three months ended March 31, 2018, income taxes were accrued at the applicable rates.

Through December 31, 2017, ISP Latvia was subject to a statutory income tax rate of 15%. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%, however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. Our intent is to distribute profits from ISP Latvia to ISP, its parent company in the U.S.; therefore, we will accrue distribution taxes as profits are generated. With this change, the concept of taxable income and tax basis in assets and liabilities has been eliminated and is no longer relevant for purposes of determining income taxes; therefore, the previously recorded net deferred tax liability related to ISP Latvia was adjusted to zero during the three months ended March 31, 2018, resulting in a tax benefit of approximately $206,000.

We record net deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. Based on the level of historical taxable income, we have provided a full valuation allowance against our net deferred tax assets as of March 31, 2018 and June 30, 2017, except for items with indefinite carryover periods. The net deferred tax asset results from federal and state tax credits with indefinite carryover periods that management expects to utilize in a future period.

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Act”), which changes existing U.S. tax law and includes various provisions that are expected to affect companies. Among other things, the 2017 Act: (i) changes U.S. corporate tax rates, (ii) generally reduces a company’s ability to utilize accumulated net operating losses, and (iii) requires the calculation of a one-time transition tax on certain foreign earnings and profits (“E&P”) that had not been previously repatriated. In addition, the 2017 Act impacts a company’s estimates of its deferred tax assets and liabilities.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. We continue to evaluate the impact of the 2017 Act on our financial statements. Based on our initial assessments to date, we expect the one-time transition tax on certain foreign E&P to have a minimal impact on us because we anticipate that we will be able to utilize our existing net operating losses to substantially offset any taxes payable on foreign E&P. Additionally, we expect significant adjustments to our gross deferred tax assets and liabilities; however, we also expect to record a corresponding offset to our estimated full valuation allowance against our net deferred tax assets, which should result in minimal net effect to our provision for income taxes.

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

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by our Board of Directors on October 30, 2014 and approved by our stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase shares of our Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of our Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. A discount of $4,879 and $1,927 for the nine months ended March 31, 2018 and 2017, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

These plans are summarized below:

		Award Shares	Available for
	Award Shares	Outstanding	Issuance
	Authorized	at March 31,	at March 31,
Equity Compensation Arrangement		2018	2018
Omnibus Plan	5,115,625	2,678,482	1,665,776
2014 ESPP	400,000	—	358,008
	5,515,625	2,678,482	2,023,784

Grant Date Fair Values and Underlying Assumptions; Contractual Terms. We estimate the fair value of each stock option as of the date of grant. We use the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options granted under the Omnibus Plan in the nine month periods ended March 31, 2018 and 2017, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine months ended March 31,
	2018	2017
Weighted-average expected volatility	63% - 75%	77% - 83%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	1.28% - 1.80%	1.18% - 1.90%
Weighted-average expected term, in years	7.25	7.49

Most options granted under the Omnibus Plan vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine months ended March 31, 2018 and 2017. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Compensation Awards. A summary of the activity for share-based compensation awards under the Omnibus Plan in the nine months ended March 31, 2018 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2017	1,096,186	$1.68	6.3	1,508,782	0.9

Granted	58,849	$4.24	—	140,571	—
Exercised	(93,813)	$2.10	—	—	—
Cancelled/Forfeited	(32,093)	$2.62	—	—	—
March 31, 2018	1,029,129	$1.74	6.4	1,649,353	0.9

Awards exercisable/
vested as of
March 31, 2018	818,960	$1.60	5.9	1,287,370	—

Awards unexercisable/
unvested as of
March 31, 2018	210,169	$2.27	8.6	361,983	0.9
	1,029,129			1,649,353

The total intrinsic value of options outstanding and exercisable at March 31, 2018 and 2017 was approximately $639,000 and $900,135, respectively.

The total fair value of option shares vested during the nine months ended March 31, 2018 and 2017 was approximately $550,000 and $406,000 respectively.

No RSUs were exercised during the nine months ended March 31, 2018. The total intrinsic value of RSUs exercised during the nine months ended March 31, 2017 was approximately $79,000.

The total intrinsic value of RSUs outstanding and exercisable at March 31, 2018 and 2017 was approximately $2.8 million and $2.9 million, respectively.

The total fair value of RSUs vested during the nine months ended March 31, 2018 and 2017 was approximately $519,000 and $333,000, respectively.

As of March 31, 2018, there was approximately $569,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and RSUs) granted under the Omnibus Plan. We expect to recognize the compensation cost as follows:

	Stock
	Options	RSUs	Total
Three months ending June 30, 2018	8,938	85,036	93,974

Year ending June 30, 2019	19,747	264,982	284,729

Year ending June 30, 2020	6,720	149,944	156,664

Year ending June 30, 2021	3,733	29,978	33,711
	$39,138	$529,940	$569,078

RSU awards vest immediately or from two to four years from the date of grant.

We issue new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted average grant date fair values regarding our unexercisable/unvested awards as of March 31, 2018 and changes during the nine months then ended:

Unexercisable/unvested awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average
				Grant Date Fair Values
				(per share)
June 30, 2017	244,511	438,912	683,423	$ 1.39
Granted	58,849	140,571	199,420	$ 3.69
Vested	(83,441)	(217,500)	(300,941)	$ 3.79
Cancelled/Forfeited	(9,750)	—	(9,750)	$ 0.97
March 31, 2018	210,169	361,983	572,152	$ 1.51

Financial Statement Effects and Presentation. The following table shows total stock-based compensation expense for the nine months ended March 31, 2018 and 2017 included in the accompanying unaudited Consolidated Statements of Comprehensive Income:

	Nine Months Ended March 31,
	2018	2017

Stock options	$249,946	$34,882
RSUs	29,450	284,300
Total	$279,396	$319,182

The amounts above were included in:
Selling, general & administrative	$274,004	$315,429
Cost of sales	4,388	2,792
New product development	1,004	961
	$279,396	$319,182

10. Derivative Financial Instruments (Warrant Liability)

In June 2012, we executed a Securities Purchase Agreement with respect to a private placement of an aggregate of 1,943,852 shares of our Class A common stock at $1.02 per share and warrants to purchase up to 1,457,892 shares of our Class A common stock at an initial exercise price of $1.32 per share, which was subsequently reduced to $1.26 and then to $1.22 on December 21, 2016 as a result of our public offering (the “June 2012 Warrants”). The June 2012 Warrants were exercisable for a five-year period from December 11, 2012 to December 11, 2017. We accounted for the June 2012 Warrants in accordance with ASC 815-10. ASC 815-10 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC 815-10, including any freestanding financial instrument that is potentially settled in an entity’s own stock.

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

During the term of the June 2012 Warrants, we re-measured the fair value of the outstanding June 2012 Warrants at the end of each reporting period to reflect their then-current fair market value. We also measured the fair value upon each warrant exercise, to determine the fair value adjustment to the warrant liability related to the warrant exercise. We recorded the change in fair value of the June 2012 Warrants in the accompanying unaudited Consolidated Statements of Comprehensive Income, which is estimated using the Lattice option-pricing model using the following range of assumptions for the respective periods:

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

The warrant liabilities were considered recurring Level 3 financial instruments. The following table summarizes the activity of Level 3 instruments measured on a recurring basis for the nine months ended March 31, 2018:

Warrant Liability
Fair value, June 30, 2017	$490,500
Exercise of common stock warrants	(685,132)
Change in fair value of warrant liability	194,632
Fair value, March 31, 2018	$-

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net income	$1,226,279	$100,824	$1,867,324	$1,338,987

Weighted-average common shares outstanding:
Basic number of shares	25,546,512	23,818,136	24,763,458	18,621,072

Effect of dilutive securities:
Options to purchase common stock	295,055	208,429	355,858	92,094
RSUs	1,439,443	1,267,572	1,381,190	1,139,142
Common stock warrants	-	334,566	118,450	293,668
Diluted number of shares	27,281,010	25,628,703	26,618,956	20,145,976

Earnings per common share:
Basic	$0.05	$0.00	$0.08	$0.07
Diluted	$0.04	$0.00	$0.07	$0.07

The following potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Options to purchase common stock	748,326	833,701	732,350	868,209
RSUs	209,911	262,983	208,138	300,096
Common stock warrants	-	531,925	108,924	683,744
	958,237	1,628,609	1,049,412	1,852,049

12.   Lease Commitments

We have operating leases for office space. At March 31, 2018, we have a lease agreement for our manufacturing and office facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease, which is for a seven-year original term with renewal options, expires in April 2022 and expanded our space to 25,847 square feet, including space added in July 2014. Minimum rental rates for the extension term were established based on annual increases of two-and-one-half percent starting in the third year of the extension period. Additionally, there is one five-year extension option exercisable by us. The minimum rental rates for such additional extension options will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended.

We received approximately $420,000 in a leasehold improvement allowance in fiscal 2015. The improvements were recorded as property and equipment and deferred rent on the accompanying unaudited Consolidated Balance Sheets. Amortization of leasehold improvements was approximately $172,000 as of March 31, 2018. The deferred rent is being amortized as a reduction in lease expense over the term of the Orlando Lease.

Subsequent to March 31, 2018, we entered into a lease agreement for an additional 12,378 square feet in Orlando, Florida (the “Orlando Lease II”). The Orlando Lease II will provide additional manufacturing and office space near our corporate headquarters. The anticipated commencement date of the Orlando Lease II is August 1, 2018, with a four-year original term with one renewal option for a five-year term. The Orlando Lease II provides for a tenant improvement allowance of up to $309,450.

At March 31, 2018, we, through our wholly-owned subsidiary, LPOI, have a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”) for 1,900 square feet. The Shanghai Lease commenced in October 2015 and was set to expire in October 2017. During the nine months ended March 31, 2018, the Shanghai Lease was renewed for an additional one-year term, and now expires in October 2018.

At March 31, 2018, we, through our wholly-owned subsidiary, LPOIZ, have two lease agreements for a manufacturing and office facility in Zhenjiang, China (collectively, the “Zhenjiang Leases”) for 39,000 square feet. The first Zhenjiang Lease is for 26,000 square feet, has a five-year original term with renewal options, and expires in March 2019. During the nine months ended March 31, 2018, another lease was executed for 13,000 additional square feet in this same facility. This new lease has a 54-month term, and expires in December 2021.

At March 31, 2018, we, through our wholly-owned subsidiary ISP, have a lease agreement for a manufacturing and office facility in Irvington, New York (the “ISP Lease”) for 13,000 square feet. The ISP Lease, which is for a five-year original term with renewal options, expires in September 2020.

At March 31, 2018, we, through ISP’s wholly-owned subsidiary ISP Latvia, have two lease agreements for a manufacturing and office facility in Riga, Latvia (collectively, the “Riga Leases”) for an aggregate of 23,000 square feet. The Riga Leases, each of which is for a five-year original term with renewal options, expire in December 2019.

Rent expense totaled approximately $779,000 and $530,000 during the nine months ended March 31, 2018 and 2017, respectively.

We currently have obligations under four capital lease agreements, entered into during fiscal years 2015, 2016, and 2017, with terms ranging from three to five years. The leases are for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $1.0 million in manufacturing equipment, with accumulated amortization of approximately $541,000 as of March 31, 2018. Amortization related to capital lease assets is included in depreciation and amortization expense.

The approximate future minimum lease payments under capital and operating leases at March 31, 2018 were as follows:

Fiscal year ending June 30,	Capital Leases	Operating Leases

2018	$84,838	$226,000
2019	212,435	769,000
2020	161,302	693,000
2021	86,657	446,000
2022	—	285,000
Total minimum payments	545,232	$2,419,000
Less imputed interest	(54,369)
Present value of minimum lease payments included in capital lease obligations	490,863
Less current portion	219,688
Non-current portion	$271,175

13. Loans Payable

AvidBank Note

Amended LSA and Term Loan

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

The Term Loan was for a five-year term. Pursuant to the Amended LSA, interest on the Term Loan began accruing on December 21, 2016 and was paid monthly for the first six months of the term of the Term Loan. Thereafter, both principal and interest was due and payable in fifty-four (54) monthly installments. The Term Loan bore interest at a per annum rate equal to two percent (2.0%) above the Prime Rate, or 6.5% at December 31, 2017; provided, however, that at no time was the applicable rate permitted to be less than five and one-half percent (5.50%) per annum. Prepayment was permitted; however, in order to prepay the Term Loan, certain prepayment fees applied.

Pursuant to the Amended LSA, AvidBank will, in its discretion, make loan advances under the Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000) or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by AvidBank in accordance with the Amended LSA. Upon the occurrence and during the continuance of an event of default, AvidBank may, in its discretion, cease making advances and terminate the Amended LSA; provided, that at the time of termination, no obligations remain outstanding and AvidBank has no obligation to make advances under the Amended LSA. AvidBank also has the discretion to determine that certain accounts are not eligible accounts.

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to December 21, 2018, at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA. There were no borrowings under the Revolving Line during the period. As of March 31, 2018, there was no outstanding balance under the Revolving Line.

Our obligations under the Amended LSA are collateralized by a first priority security interest (subject to permitted liens) in cash, U.S. inventory and accounts receivable. In addition, our wholly-owned subsidiary, Geltech, has guaranteed our obligations under the Amended LSA.

The Amended LSA contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. Additionally, the Amended LSA requires us to maintain a fixed charge coverage ratio (as defined in the Amended LSA) of at least 1.15 to 1.00 and an asset coverage ratio (as defined in the Amended LSA) of at least 1.50 to 1.00. As of March 31, 2018, we were not in compliance with the fixed charge coverage ratio; however, AvidBank provided a waiver of compliance pursuant to that certain Third Amendment to the Amended LSA, dated May 11, 2018, entered into between us and AvidBank (the "Third Amendment"), as discussed below.

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

First Amendment to the Amended LSA

On December 20, 2017, we executed the First Amendment to the Amended LSA (the "First Amendment"). The First Amendment amended, among other items, the maturity date of the Revolving Line from December 20, 2017 to March 21, 2018, increased the maximum amoutn of indebtedness secured by permitted liens from $600,000 to $800,000 in the aggregate, and increased the aggregate amount we may maintain in accounts with financial institutions in Riga, Latvia to $1,000,000.

Second Amendment to the Amended LSA and Term II Loan

On January 16, 2018, we entered into a Second Amendment to the Amended LSA (the “Second Amendment”) relating to the Term Loan. Pursuant to the Second Amendment, Avidbank paid a single cash advance to us in an original principal amount of $7,294,000 (the “Term II Loan”). The proceeds of the Term II Loan were used to repay all amounts owing with respect to the Term Loan, with the remainder used to repay the amounts owing under the Sellers Note. As of January 16, 2018, the Term Loan was deemed satisfied in full and terminated. The Term II Loan is for a five-year term. Pursuant to the Second Amendment, interest on the Term II Loan accrues starting on January 16, 2018 and both principal and interest is due and payable in sixty (60) monthly installments beginning on the tenth day of the first month following the date of the Second Amendment (or February 10, 2018), and continuing on the same day of each month thereafter for so long as the Term II Loan is outstanding. The Term II Loan bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five-and-one-half percent (5.50%) per annum. Prepayment by us is permitted; however, we must pay a prepayment fee in an amount equal to (i) 0.75% of the Excess Prepayment Amount if prepayment occurs on or prior to January 16, 2019, or (ii) 0.5% of the Excess Prepayment Amount if prepayment occurs after January 16, 2019 but on or before January 16, 2020, or (iii) 0.25% of the Excess Prepayment Amount if prepayment occurs after January 16, 2020 but on or prior to January 16, 2021, or (iv) 0.10% of the Excess Prepayment Amount if such prepayment occurs after January 16, 2021 but on or prior to January 16, 2022. For purposes of the Second Amendment, the “Excess Prepayment Amount” equals the amount of the Term II Loan being prepaid in excess of $2,850,000.

The Second Amendment amended, among other items, (1) certain definitions related to the fixed charge coverage ratio, and (2) the maturity date of the Revolving Line from March 21, 2018 to December 21, 2018.

Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Term Loan. Additional costs of approximately $60,000 were incurred in conjunction with the Second Amendment and were also recorded as a discount on debt, and the combined costs will be amortized over the five-year term of the Term II Loan. Amortization of approximately $13,700 is included in interest expense for the nine months ended March 31, 2018.

Third Amendment to the Amended LSA

Subsequent to the quarter ending March 31, 2018, we entered into the Third Amendment. The Third Amendment (i) amends the definition of "Permitted Indebtedness" and (ii) amends Section 6.8(a) of the Amended LSA to require that we, and each of our domestic subsidiaries, maintain all of our domestic depository and operating accounts with AvidBank begining on June 1, 2018 and to prohibit us from maintaining a domestic account balance outside of AvidBank that exceeds Ten Thousand Dollars ($10,000) during the transition period. The Third Amendment also amends Section 6.9(a) of the Amended LSA to require that we maintain a fixed charge coverage ratio, as measured on the June 30, 2018, of at least 1.10 to 1.00, and thereafter, begining with the quarter ending on September 30, 2018, to maintian a fixed charge coverage ratio of at least 1.15 to 1.00. Additionally, pursuant to the Third Amendment, AvidBank granted us a waiver of default arising prior to the Third Amendment from our failure to comply with the fixed charge coverage ratio measured on March 31, 2018. Based on the waiver, we are no longer in default of the Term II Loan or Revolving Line.

Sellers Note

On December 21, 2016, we also entered into the Sellers Note in the aggregate principal amount of $6 million. The Sellers Note was fully satisfied on January 16, 2018, as discussed in Note 14, Note Satisfaction and Securities Purchase Agreement, to these unaudited Consolidated Financial Statements.

Pursuant to the Sellers Note, during the period commencing on December 21, 2016 (the “Issue Date”) and continuing until the fifteen-month anniversary of the Issue Date (the “Initial Period”), interest accrued on only the principal amount of the Sellers Note in excess of $2.7 million at an interest rate equal to ten percent (10%) per annum. After the Initial Period, interest would have accrued on the entire unpaid principal amount of the Sellers Note from time to time outstanding, at an interest rate equal to ten percent (10%) per annum. Given that the Sellers Note was satisfied in full in January 2018, we paid interest semi-annually in arrears solely during the Initial Period. The Sellers Note originally had a five-year term. We had the right to prepay the Sellers Note in whole or in part without penalty or premium.

The Sellers Note was valued based on the present value of expected cash flows. The fair value of the Sellers Note was determined to be approximately $6,327,200 based on the present value of expected future cash flows, using a risk-adjusted discount rate of 7.5%. The Sellers Note is included in loans payable, less current portion on the acconmpanying unaudited Consolidated Balance Sheet. As of January 16, 2018, the date the note was satisfied in full, the fair value adjustment liability was approximately $467,000. Upon satisfaction of the Sellers Note, this amount was reduced to zero and the resulting gain is in the accompanying unaudited Consolidated Statements of Comprehensive Income in the line item entitled “Interest expense – debt costs.”

There were no payment defaults or other events of default prior to the Sellers Note being paid in full on January 16, 2018. If a payment default, or any other “event of default,” such as a bankruptcy event or a change of control of the Company had occurred, the entire unpaid and outstanding principal balance of the Sellers Note, together with all accrued and unpaid interest and any and all other amounts payable under the Sellers Note, would have been immediately be due and payable.

Future maturities of loans payable are as follows:

	Avidbank Note	Unamortized Debt Costs	Total
Year ending June 30,
2018	$364,700	$(5,627)	$359,073
2019	1,458,800	(22,500)	1,436,300
2020	1,458,800	(22,500)	1,436,300
2021	1,458,800	(22,500)	1,436,300
2022	1,458,800	(22,500)	1,436,300
2023	850,967	(16,875)	834,092
Total payments	$7,050,867	$(112,502)	$6,938,365
Less current portion			(1,458,800)
Non-current portion			$5,479,565

14. Note Satisfaction and Securities Purchase Agreement

Note Satisfation and Securities Purchase Agreement

On January 16, 2018 (the “Satisfaction Date”), we entered into a Note Satisfaction and Securities Purchase Agreement (the “Note Satisfaction Agreement”) with the Sellers with respect to the Sellers Note. At the closing of the Acquisition of ISP, as partial consideration for the shares of ISP, we issued the Sellers Note in the original principal amount of $6,000,000, which principal payment amount was subsequently reduced to $5.7 million, after applying the approximately $293,000 working capital adjustment, as discussed in Note 3, Acquisition of ISP Optics Corporation, to these unaudited Consolidated Financial Statements.

Pursuant to the Note Satisfaction Agreement, we and the Sellers agreed to satisfy the Sellers Note in full by (i) converting 39.5% of the outstanding principal amount of the Sellers Note into shares of our Class A common stock, and (ii) paying the remaining 60.5% of the outstanding principal amount of the Sellers Note, plus all accrued but unpaid interest, in cash to the Sellers. As of the Satisfaction Date, the outstanding principal amount of the Sellers Note was $5,707,183, and there was $20,883 in accrued but unpaid interest thereon (collectively, the “Note Satisfaction Amount”). Accordingly, we paid approximately $3,453,582 plus all accrued but unpaid interest on the Sellers Note, in cash (the “Cash Payment”) and issued 967,208 shares of Class A common stock (the “Shares”), which represents the balance of the Note Satisfaction Amount divided by the Conversion Price. The “Conversion Price” equaled $2.33, representing the average closing bid price of the Class A common stock, as reported by Bloomberg for the five (5) trading days preceding the Satisfaction Date. The Cash Payment was paid using approximately $600,000 of cash on hand and approximately $2.9 million in proceeds from the Term II Loan from Avidbank. As of the Satisfaction Date, the Sellers Note was deemed satisfied in full and terminated.

The Shares issued to the Sellers were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act (in that the Shares were issued by us in a transaction not involving any public offering), and pursuant to Rule 506 of Regulation D as promulgated by the SEC under the Act.

Registration Rights Agreement

In connection with the Note Satisfaction Agreement, we and the Sellers also entered into a Registration Rights Agreement dated January 16, 2018, pursuant to which we agreed to file with the SEC by February 15, 2018, and to cause to be declared effective, a registration statement to register the resale of the Shares issued to partially pay the Note Satisfaction Amount. The Registration Statement on Form S-3 (File No. 333-223028) was declared effective by the SEC on March 8, 2018.

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

16. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. During the nine months ended March 31, 2018 and 2017, we recognized a gain of approximately $859,000 and a loss of $254,000 on foreign currency transactions, respectively, included in the consolidated statements of comprehensive income in the line item entitled “Other income (expense), net.” Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of approximately $201,000 and $114,000 for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had approximately $14.7 million in assets and $12.6 million in net assets located in China, compared to approximately $14.0 million in assets and $12.3 million in net assets located in China as of June 30, 2017. As of March 31, 2018, we had approximately $6.6 million in assets and $6.3 million in net assets located in Latvia, compared to approximately $6.1 million in assets and $6.0 in net assets located in Latvia as of June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. All statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Quarterly Report”), other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, limited cash resources and the need for additional financing, our dependence on a few key customers, our ability to transition our business into new markets, our ability to increase sales and manage and control costs and other risks described in our reports on file with the SEC. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

The discussions of our results as presented in this Quarterly Report include use of the non-GAAP term “gross margin,” as well as other non-GAAP measures discussed in more detail under the heading “Non-GAAP Financial Measures.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes manufacturing direct and indirect labor, materials, services, fixed costs for rent, utilities and depreciation, and variable overhead. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP financial measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates our cost structure and provides funds for our total costs and expenses. We use gross margin in measuring the performance of our business and have historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

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

In December 2016, we acquired ISP and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high performance lens assemblies. ISP’s New York facility functions as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. ISP Latvia is located in Riga, Latvia. It is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. For additional information, see Note 3, Acquisition of ISP Optics Corporation, to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Product Groups and Markets:
We organized our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and NRE. Our LVPMO product group consists of precision molded optics with a sales price greater than $10 per lens and is usually sold in smaller lot quantities. Our HVPMO product group consists of precision molded optics with a sales price of less than $10 per lens and is usually sold in larger lot quantities. Our infrared product group is comprised of both molded and turned lenses and assemblies and includes all ISP products. Our specialty product group is comprised of value-added products, such as optical subsystems, assemblies, GRADIUM lenses, and isolators. Our NRE product group consists of those products we develop pursuant to product development agreements we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

We currently serve the following major markets: defense, medical, telecommunications, public safety, mobility and auto safety, drones and commercial infrared. Within our product groups, we have various applications that serve these major markets. For example, our HVPMO and LVPMO lenses are used in applications for the telecommunications market, such as cloud computing, video distribution via digital technology, wireless broadband, and machine to machine connection, and the laser market, such as laser tools, scientific and bench top lasers, and bar code scanners. Our infrared products can also be used in various applications within our major markets. Our infrared products can be used for thermal imaging cameras, gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2018, compared to the three months ended March 31, 2017

Revenues:
Revenue for the third quarters of fiscal 2018 and fiscal 2017 was approximately $8.5 million. Revenues generated by infrared products, primarily attributable to ISP, was approximately $4.2 million in the third quarter of fiscal 2018, an increase of approximately $385,000, or 10%, compared to approximately $3.8 million in the third quarter of fiscal 2017. Industrial applications, firefighting cameras and other public safety applications are the primary drivers of the increased demand for infrared products. Total revenues generated by precision molded optics (“PMO”), including both LVPMO and HVPMO products, was approximately $3.6 million for the third quarter of fiscal 2018, as compared to $4.0 million in the third quarter of fiscal 2017. Revenues from sales of LVPMO products increased by approximately $231,000, or 13% in the third quarter of fiscal 2018, as compared to the prior year period, primarily attributable to higher sales to customers in the medical industry. These increases were offset by an approximately $612,000, or 29%, decrease in sales from HVPMO lenses during the third quarter of fiscal 2018, as compared to the prior year period, primarily attributed to continued soft demand from the telecommunications industry. Revenue generated by our specialty products was approximately $628,000 in the third quarter of fiscal 2018, an increase of approximately $112,000, or 22%, compared to $516,000 in the third quarter of fiscal 2017. This growth was led by demand from the defense industry, automotive industry, and for collimators used in a variety of end markets, including light distance and ranging (“LIDAR”) sensing and auto safety. This is a relatively new focus area for us, given that we expect these projects to deliver a future stream of larger production quantities.

Cost of Sales and Gross Margin:
Gross margin in the third quarter of fiscal 2018 was approximately $3.3 million, a decrease of 22%, as compared to approximately $4.2 million in same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 39% for the third quarter of fiscal 2018, compared to 50% for the third quarter of fiscal 2017. The change in gross margin as a percentage of revenue is attributable to several factors, including: (i) a shift in the sales mix within infrared products, with a higher percentage of sales derived from contract sales and a smaller percentage of sales derived from custom products, (ii) fewer sales of higher margin HVPMO products to the telecommunications industry, and (iii) an unfavorable shift in foreign currency exchange rates for our offshore manufacturing locations, while approximately 90% of our sales are transacted in U.S. dollars. In addition to these factors, the cost of Germanium, a key component in many of our infrared lenses, has increased by 28% over the last 12 months. While this cost increase has been accounted for in the pricing of our custom products, it has raised the costs of our products sold under a long-term contract. Total cost of sales was approximately $5.2 million for the third quarter of fiscal 2018, an increase of approximately $944,000, compared to $4.3 million for the same period of the prior fiscal year.

Selling, General and Administrative:
During the third quarter of fiscal 2018, selling, general and administrative (“SG&A”) costs were approximately $2.4 million, compared to approximately $2.3 million in the third quarter of fiscal 2017, an increase of approximately $33,000. Slight increases in wages and professional fees during the third quarter of fiscal 2018 were offset by the absence of approximately $45,000 in expenses related to the Acquisition of ISP incurred during the third quarter of fiscal 2017. We expect future SG&A costs to remain at similar levels during the remainder of fiscal 2018.

New Product Development:
New product development costs were approximately $384,000 in the third quarter of fiscal 2018, an increase of approximately $76,000, or 25%, as compared to the third quarter of fiscal 2017. This increase was primarily due to an approximately $52,000 increase in wages, and an approximately $24,000 increase in materials and other expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2018.

Other Income (Expense):
In the third quarter of fiscal 2018, we recognized net interest income of approximately $343,000, primarily due to the satisfaction of the Sellers Note, in full, and the reversal of the related fair value adjustment liability, which resulted in a gain of approximately $467,000. Excluding the impact of this gain, interest expense was approximately $124,000 in the third quarter of fiscal 2018, compared to approximately $193,000 in the third quarter of fiscal 2017. This decrease is primarily due to the full satisfaction of the Sellers Note during the third quarter of fiscal 2018. We expect future interest expense to remain at similar levels during the remainder of fiscal 2018, excluding the gain associated with the satisfaction of the Sellers Note.

In the third quarter of fiscal 2018, we did not recognize any non-cash income or expense related to the change in the fair value of warrant liability in connection with our June 2012 Warrants. The June 2012 Warrants expired on December 11, 2017; therefore, there was no remaining warrant liability as of that date. We recognized non-cash expense of approximately $748,000 in the same period last year. The change in fair value of the June 2012 Warrants was not impacted by our actual operations but was instead strongly tied to the change in market value of our Class A common stock.

Other income, net, was approximately $485,000 in the third quarter of fiscal 2018, compared to approximately $28,000 in the third quarter of fiscal 2017, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the third quarters of fiscal 2018 and 2017, we incurred a gain of $446,000 and $18,000, respectively, on foreign currency translation.

Income taxes:
During the third quarter of fiscal 2018, we recorded an income tax benefit of approximately $183,000, compared to income tax expense of approximately $266,000 for the third quarter of fiscal 2017. The decrease in our tax expenses and effective income tax rate were primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. During the second quarter of fiscal 2018, the statutory tax rate applicable to LPOIZ decreased from 25% to 15% in accordance with an incentive program for technology companies in China. Effective January 1, 2018, the Republic of Latvia enacted tax reform, which resulted in the recognition of a tax benefit, due to the reduction of the previously recorded net deferred tax liability to zero during the three months ended March 31, 2018.

Net Income:
Net income was approximately $1.2 million, or $0.05 basic and $0.04 diluted earnings per share, during the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017, in which we reported net income of approximately $101,000, or $0.00 basic and diluted earnings per share, respectively. The increase in net income is primarily due to (i) the aforementioned changes in other income, which were all favorable, (ii) the absence of $748,000 in expenses associated with the change in fair value of the June 2012 Warrant liability, which did not impact the third quarter of 2018 because the June 2012 Warrants expired in December 2017, and (iii) the aforementioned income tax benefit.

Weighted-average basic and diluted common shares outstanding increased to 25,546,512 and 27,281,010, respectively, in the third quarter of fiscal 2018, compared to 23,818,136 and 25,628,703, respectively, in the third quarter of fiscal 2017. The increase was primarily due to the 967,208 shares of Class A common stock issued in conjunction with the satisfaction of the Sellers Note, and to a lesser extent, shares of Class A common stock issued under the 2014 ESPP, and upon the exercises of stock options, and upon exercises of the June 2012 Warrants.

Fiscal First Nine Months: Nine months ended March 31, 2018, compared to the nine months ended March 31, 2017

Revenues:
Revenue for the first nine months of fiscal 2018 was approximately $24.4 million, an increase of approximately $5.1 million, or 26%, as compared to the same period of the prior fiscal year. The first nine months of fiscal 2017 included the financial results of ISP for approximately one full quarter. The increase from the first nine months of the prior fiscal year is attributable to an approximately $6.9 million increase, or 131%, in revenues generated by infrared products, primarily attributable to ISP, partially offset by: (i) an approximately $366,000 decrease, or 6%, in sales of LVPMO lenses, primarily attributed to the telecommunications and data communications industries, and (ii) an approximately $1.4 million decrease, or 24%, in sales of HVPMO lenses, primarily attributed to applications for certain industrial tools and lower sales to customers in the telecommunications industry.

Cost of Sales and Gross Margin:
Gross margin in the first nine months of fiscal 2018 was approximately $10.1 million, a decrease of 3%, as compared to approximately $10.4 million in the same period of the prior fiscal year. Gross margin as a percentage of revenue was 41% for the first nine months of fiscal 2018, compared to 53% for the first nine months of fiscal 2017. The change in gross margin as a percentage of revenue is primarily attributable to the inclusion of revenues generated by ISP, and the associated cost of sales, which were not included until the end of the second quarter of fiscal 2017. Gross margin as a percentage of revenue with respect to ISP’s products historically has been lower than our existing products. In addition, we offered a pricing discount in connection with a large contract in exchange for increased volume production orders from the customer, which impacted our gross margin by approximately 4% of revenue during the first nine months of fiscal 2018. Gross margin for the first nine months of fiscal 2018 were also unfavorably impacted by foreign currency fluctuations, and the rising cost of Germanium, a key component in many of our infrared lenses. Total cost of sales was approximately $14.3 million for the first nine months of fiscal 2018, an increase of approximately $5.3 million, as compared to the same period of the prior fiscal year. The increase in total cost of sales is primarily due to the increase in volume of sales, particularly as a result of sales attributable to ISP.

Selling, General and Administrative:
During the first nine months of fiscal 2018, SG&A costs were approximately $7.1 million, compared to approximately $6.2 million in the first nine months of fiscal 2017, an increase of approximately $860,000, primarily attributable to the addition of ISP’s SG&A costs, which were not included until the end of the second quarter of fiscal 2017. The increase was primarily due to an approximately $723,000 increase in wages, an approximately $240,000 increase in IT services and consulting, an approximately $270,000 increase in travel expenses, and an approximately $280,000 increase in professional fees, offset by the absence of approximately $653,000 in expenses related to the Acquisition of ISP incurred during the first nine months of fiscal 2017. We expect future SG&A costs to remain at similar levels during the remainder of fiscal 2018.

New Product Development:
New product development costs were approximately $1.2 million in the first nine months of fiscal 2018, an increase of approximately $325,000, or 38%, as compared to the first nine months of fiscal 2017. This increase was primarily due to an approximately $219,000 increase in wages, an approximately $49,000 increase in patent expenses, and an approximately $57,000 increase in travel and other expenses. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2018.

Other Income (Expense):
During the first nine months of fiscal 2018, we recognized net interest expense of approximately $52,000, primarily due to the satisfaction of the Sellers Note, in full, and the reversal of the fair value adjustment liability,which resulted in a gain of approximately $467,000 during the third quarter of fiscal 2018. Excluding the impact of this gain, interest expense was approximately $519,000 for the first nine months of fiscal 2018, compared to approximately $206,000 in the first nine months of fiscal 2017. The increase is due to the inclusion of the Term Loan and the Sellers Note, which was only included for approximately three months of the first nine months of fiscal 2017. The Sellers Note was fully satisfied in January 2018, which decreased interest expense beginning in the third quarter of fiscal 2018.

In the first nine months of fiscal 2018, we recognized non-cash income of approximately $195,000 related to the change in the fair value of warrant liability in connection with our June 2012 Warrants, compared to non-cash income of approximately $458,000 in the same period of fiscal 2017. The change in fair value of the June 2012 Warrants is not impacted by our actual operations but is instead strongly tied to the change in market value of our Class A common stock. The June 2012 Warrants expired on December 11, 2017; therefore, there was no remaining warrant liability as of that date.

Other income, net, was approximately $927,000 for the first nine months of fiscal 2018, compared to other expense, net, of approximately $229,000 during the first nine months of fiscal 2017, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first nine months of fiscal 2018 and 2017, we recognized a gain of $854,000 and a loss of $254,000, respectively, on foreign currency translation.

Income taxes:
During the first nine months of fiscal 2018, we recorded an income tax benefit of approximately $319,000, compared to income tax expense of approximately $772,000 for the first nine months of fiscal 2017. The decrease in our tax expenses and effective income tax rate were primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. During the second quarter of fiscal 2017, the statutory tax rate applicable to LPOIZ was decreased from 25% to 15% in accordance with an incentive program for technology companies in China. The lower rate applies to LPOIZ’s 2017 tax year, beginning January 1, 2017. Accordingly, we recorded a tax benefit during the second quarter of fiscal 2018 related to this retroactive rate change. Through December 31, 2017, ISP Latvia was subject to a statutory income tax rate of 15%. Effective January 1, 2018, the Republic of Latvia enacted tax reform, which resulted in the recognition of a tax benefit, due to the reduction of the previously recorded net deferred tax liability to zero during the nine months ended March 31, 2018.

Net Income:
Net income was approximately $1.9 million, or $0.08 and $0.07 basic and diluted earnings per share, respectively, during the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017, in which we reported net income of approximately $1.3 million, or $0.07 per basic and diluted earnings per share, respectively. The increase in net income is primarily due to the aforementioned changes in other income, which had a favorable impact, as well as the aforementioned income tax benefit. Net income for the first nine months of fiscal 2018 was also affected by increases in the following: (i) amortization of intangibles, (ii) SG&A expenses, (iii) interest expense, and (iv) new product development costs as compared to the prior year period. All of the amortization of intangibles and a portion of the increase in SG&A expenses during the first nine months of fiscal 2018 were related to the Acquisition of ISP. Due to the timing of the Acquisition, the results of ISP were not included until late in the second quarter of fiscal 2017.

Weighted-average basic and diluted common shares outstanding increased to 24,763,458 and 26,618,956, respectively, in the first nine months of fiscal 2018, compared to 18,621,072 and 20,145,976, respectively, in the first nine months of fiscal 2017. The increase was primarily due to 8 million shares of Class A common stock issued in connection with the Acquisition of ISP, the 967,208 shares of Class A common stock issued in conjunction with the satisfaction of the Sellers Note and to a lesser extent, shares of Class A common stock issued under the 2014 ESPP, issued as a result of the exercises of stock options, and issued upon the exercise of the June 2012 Warrants.

Liquidity and Capital Resources

At March 31, 2018, we had working capital of approximately $14.2 million and total cash and cash equivalents of approximately $6.4 million, of which approximately $3.6 million of total cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of March 31, 2018, we had retained earnings of $1.9 million and we need to have $11.3 million before repatriation will be allowed. We currently intend to permanently invest earnings from our foreign Chinese operations and, therefore, we have not previously provided for future Chinese witholding taxes on the related earnings. However, if, in the future, we change such intention, we would provide for and pay additional additional foreign taxes, if any, at that time.

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

On December 20, 2017, we executed the First Amendment. The First Amendment amends, among other items, the maturity date of the Revolving Line from December 21, 2017 to March 21, 2018. On the Satisfaction Date, we executed the Second Amendment. Pursuant to the Second Amendment, Avidbank advanced us the Term II Loan, in the original principal amount of $7,294,000. The proceeds were used to repay all amounts owed with respect to the Term Loan, with the remainder used to repay the amounts owing under the Sellers Note. As of the Satisfaction Date, the Term Loan and Sellers Note were deemed satisfied in full. On May 11, 2018, we executed the Third Amendment. For additional information on the terms of the Term Loan, Sellers Note, Revolving Line, and Term II Loan, see Note 13, Loans Payable, to the unaudited Consolidated Financial Statements to this Quarterly Report on Form 10-Q.

As of March 31, 2018, the amount outstanding under the Term II Loan was approximately $7.1 million and there was no amount outstanding under the Revolving Line. Costs incurred of approximately $72,000 were recorded as a discount on debt and will be amortized over the five-year term of the Term Loan. Additional costs of approximately $60,000 were incurred in conjunction with the Second Amendment and were also recorded as a discount on debt, and the combined costs will be amortized over the five-year term of the Term II loan. Amortization of approximately $13,700 is included in interest expense for the nine months ended March 31, 2018.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth during the remainder of fiscal 2018 primarily from infrared products, as well as some growth in specialty products. We structured our sales team to enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue-generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so far more profitably.

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

Cash Flows – Financings:

Net cash used in financing activities was approximately $890,000 in the first nine months of fiscal 2018, compared to net cash provided of approximately $14.1 million in the first nine months of fiscal 2017. Cash used in financing activities for the first nine months of fiscal 2018 reflects approximately $1.6 million in principal payments on our loans and capital leases, net of borrowings, and $777,000 in proceeds from: (i) the exercise of June 2012 Warrants; (ii) proceeds from the sale of Class A common stock under the 2014 ESPP; and (iii) proceeds from the exercise of stock options. Cash provided by financing activities for the first nine months of fiscal 2017 consisted principally of the debt and equity financing for the Acquisition of ISP.

Cash Flows – Operating and Investing:

Cash flow provided by operations was approximately $2.7 million for the first nine months of fiscal 2018, compared to approximately $2.9 million for the first nine months of fiscal 2017. We anticipate improvement in our cash flows provided by operations in future years due to sales growth, particularly as a result of the Acquisition of ISP, and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During the first nine months of fiscal 2018, we expended approximately $2.5 million in investments in capital equipment, compared to approximately $1.4 million in the first nine months of fiscal 2017. The majority of our capital expenditures during the first nine months of both fiscal 2018 and fiscal 2017 were related to the purchase of equipment used to enhance or expand our production capacity, tooling for our precision molded products, and equipment and facility improvements for LPOIZ’s facility in Zhenjiang. Overall, we anticipate an increase in capital expenditures during fiscal 2018, as compared to fiscal 2017, however, the total amount expended will depend on opportunities and circumstances.

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit their entire source of supply of a critical component to foreign merchant production sources. We also continue to have the proprietary GRADIUM lens glass technology to offer to certain laser markets.

Our key indicators:
Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as units of shippable output by product line, production yield rates by major product line and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and, therefore, improved margins or improved ability to compete, where desirable, for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

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

Our 12-month backlog at March 31, 2018 was approximately $12.9 million, compared to $9.3 million as of June 30, 2017. Backlog growth rates for the last five fiscal quarters are as follows:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2017	$11,086	68%	-11%
Q4 2017	$9,322	41%	-16%
Q1 2018	$8,618	-8%	-8%
Q2 2018	$12,306	32%	43%
Q3 2018	$12,898	38%	5%

The increase in our 12-month backlog from the first quarter to the second quarter of 2018 was largely due to the renewal of a large annual contract during the second quarter, which we began shipping against in the third quarter of fiscal 2018. Our 12-month backlog continued to grow in the third quarter of fiscal 2018, with continued order bookings growth from the industrial and medical sectors

We continue to diversify our business by developing new applications for our products in markets, including advanced driver assistance systems (“ADAS”), LIDAR sensing, spectrographic, and fiber delivery technologies. Many of these products are being designed for higher margin applications within the automotive electronics, healthcare and defense sectors. The Acquisition of ISP has broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing longer term opportunities for our technology roadmap and market share expansion. Based on recent quote activity, we expect increases in revenue from sales of our infrared products and specialty products for the remainder of fiscal 2018.

Revenue Dollars and Units by Product Group:
The following table sets forth revenue dollars and units for our five product groups for the three and nine month periods ended March 31, 2018 and 2017:

		(unaudited)
		Three Months Ended			Nine Months Ended
		March 31,		QTR %	March 31,		Year-to-date
		2018	2017	Change	2018	2017	% Change
Revenue	LVPMO	$2,077,250	$1,845,799	13%	$5,778,470	$6,144,020	-6%
	HVPMO	1,526,420	2,138,911	-29%	4,367,102	5,763,849	-24%
	Infrared Products	4,226,233	3,843,335	10%	12,173,746	5,280,926	131%
	Speciality Products	627,745	516,123	22%	1,720,238	1,826,278	-6%
	NRE	45,980	145,875	-68%	397,538	345,036	15%
	Total sales, net	$8,503,628	$8,490,043	0%	$24,437,094	$19,360,109	26%

Units	LVPMO	80,603	76,788	5%	224,478	274,006	-18%
	HVPMO	492,627	488,069	1%	1,415,501	1,568,544	-10%
	Infrared Products	41,192	42,411	-3%	107,311	64,451	67%
	Speciality Products	9,698	23,857	-59%	52,290	72,404	-28%
	NRE	5	27	-81%	24	55	-56%
		624,125	631,152	-1%	1,799,604	1,979,460	-9%

Three months ended March 31, 2018
Our revenue was flat in the third quarter of fiscal 2018, as compared to the prior year period, with increases in infrared and specialty products, offset by a decrease in HVPMO.

Revenue from the LVPMO product group increased by 13% during the third quarter of fiscal 2018, compared to the same period of the prior fiscal year. The increase in revenue is primarily attributable to higher sales to customers in the medical industry, while sales to customers in the telecommunications industry were flat. Unit shipment volume in LVPMO lenses increased by 5% in the third quarter of fiscal 2018, as compared to the same period of the prior fiscal year, and the average sales price increased by 7%, comparatively, driven by the mix of products shipped.

The HVPMO product group decreased, with revenue decreasing by 29% during the third quarter of fiscal 2018, as compared to the same period of the prior fiscal year. Unit shipment volume was essentially flat, and the average sales price decreased by 29% in the third quarter of fiscal 2018, as compared to the same period of the prior fiscal year, due to market conditions in the telecommunications sector.

We had 10% growth in the infrared product group during the third quarter of fiscal 2018, as compared to the same period of the prior fiscal year, which primarily consisted of revenues generated by ISP. The third quarter of 2017 was the first full quarter following the Acquisition of ISP; therefore, the third quarter of 2018 is the first full quarter-over-quarter comparison. During the third quarter of fiscal 2018, sales of infrared units decreased by 3%, as compared to the prior year period, and average selling prices increased 13%, due to the mix of products shipped. Industrial applications, firefighting cameras and other public safety applications are the primary drivers of the increased demand for infrared products.

In the third quarter of fiscal 2018, our specialty product revenue increased by 22%, as compared to the same period of the prior fiscal year, primarily as a result of additional orders from customers in the defense sector.

Revenues generated by our NRE products group decreased by 68% in the third quarter of fiscal 2018, as compared to the same period of the prior fiscal year. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Nine months ended March 31, 2018
Our revenue increased by 26% in the first nine months of fiscal 2018, as compared to the prior year period, with growth driven primarily from the infrared product group, which expanded significantly with the Acquisition of ISP.

We had a 6% decrease in revenue generated by LVPMO sales for the first nine months of fiscal 2018, compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to a decrease in sales to customers in the telecommunications industry, offset by an increase in sales to customers in the medical industry. Although our unit shipment volume in LVPMO lenses decreased by 18% in the first nine months of fiscal 2018, as compared to the same period of the prior fiscal year, the average sales price increased by 15%, comparatively, driven by the mix of products shipped. The increases in the average sales price was not large enough to offset the decrease in volume.

Revenues generated by the HVPMO product group also decreased, with revenue decreasing by 24% during the first nine months of fiscal 2018, as compared to the same period of the prior fiscal year, primarily attributed to applications for position sensors, including next generation products and industrial tools, as well as sales to customers in the telecommunications industry. Unit shipment volume decreased by 10%, and the average sales price decreased by 16% in the first nine months of fiscal 2018, as compared to the same period of the prior fiscal year, due to market conditions in the telecommunications sector.

We had significant growth in the infrared product group, which primarily consisted of revenues generated by ISP. During the first nine months of fiscal 2018, sales of infrared units increased by 67%, as compared to the same period of the prior fiscal year, resulting in infrared product revenue increasing by 131% in the first nine months of fiscal 2018, as compared to the prior year period. The increases in revenue and units sold was primarily derived from sales to customers in the thermal market.

In the first nine months of fiscal 2018, our specialty product revenue decreased by 6%, as compared to the same period of the prior fiscal year, primarily as a result of fewer orders from customers in the medical industry.

Revenues generated by our NRE products group increased by 15% in the first nine months of fiscal 2018, as compared to the same period of the prior fiscal year. NRE revenue is project based and timing of any such projects is wholly dependent on our customers and their project activity. Accordingly, management does not include NRE in its projections or forecasts for purposes of developing its operating plan and budget.

Inventory Levels:
We manage our inventory levels to minimize investment in working capital but still have the flexibility to meet customer demand to a reasonable degree. Management constantly reviews our inventory amounts, and, if such amount substantially increases or decreases, management will further investigate the causes of any such fluctuations. While the amount and mix of inventory is an important factor, including adequate safety stocks of long lead-time materials, another important aggregate measure of inventory in all phases of production is the quarter’s ending inventory expressed as a number of days’ worth of the quarter’s cost of sales, also known as “days cost of sales in inventory,” or “DCSI.” It is calculated by dividing the quarter’s ending inventory by the quarter’s cost of goods sold, multiplied by 365 and divided by 4. Generally, a lower DCSI measure equates to a lesser investment in inventory and, therefore, more efficient use of capital. During the third quarters ended March 31, 2018 and 2017, our DCSI was 112 and 109 respectively, compared to an average DCSI of 139 for the year ended June 30, 2017. The third quarters ended March 31, 2018 and 2017 include ISP for the full quarter, whereas ISP is only included for approximately half of the year ended June 30, 2017. Our goal is to reduce our DCSI to 100 or less.

Accounts Receivable Levels and Quality:
Similarly, we manage our accounts receivable to minimize investment in working capital. We measure the quality of receivables by the proportions of the total that are at various increments past due from our normally extended terms, which are generally 30 days. Management closely manages outstanding accounts receivable and promptly takes action once amounts are outstanding more than 30 days. An important aggregate measure of accounts receivable is the quarter’s ending balance of net accounts receivable expressed as a number of days’ worth of the quarter’s net revenues, also known as “days sales outstanding,” or “DSO.” It is calculated by dividing the quarter’s ending net accounts receivable by the quarter’s net revenues, multiplied by 365 and divided by 4. Generally, a lower DSO measure equates to a lesser investment in accounts receivable, and, therefore, more efficient use of capital. For the third quarters ended March 31, 2018 and 2017, our DSO was 61 and 62, respectively. For the year ended June 30, 2017, our average DSO was 67. We strive to have a DSO no higher than 65.

Other Key Indicators:
Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as on time delivery trends, units of shippable output by major product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and, therefore, improved margins or improved ability to compete, where desirable, for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures.”

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

Adjusted Net Income:
We calculate adjusted net income by excluding the change in the fair value of the June 2012 Warrants from net income. The fair value of the June 2012 Warrants was re-measured each reporting period until the warrants were exercised or expired on December 11, 2017. In each reporting period during the term of June 2012 Warrants, the change in the fair value of the June 2012 Warrants was either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants was not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted net income to evaluate our operating performance and for planning and forecasting future business operations. We believe the use of adjusted net income may be useful to investors as one means of evaluating our operational performance. The following table reconciles adjusted net income to net income for the three and nine months ended March 31, 2018 and 2017:

	(Unaudited)		(Unaudited)
	Quarter Ended:		Nine Months Ended:
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net income	$1,226,279	$100,824	$1,867,324	$1,338,987
Change in fair value of warrant liability	—	748,169	194,632	457,784
Adjusted net income	$1,226,279	$848,993	$2,061,956	$1,796,771
% of revenue	14%	10%	8%	9%

Our adjusted net income for the three months ended March 31, 2018 was approximately $1.2 million, as compared to adjusted net income of approximately $849,000 for the three months ended March 31, 2017. Since both periods include the results of ISP for the full period, the difference in adjusted net income primarily consists of other income recognized during the three months ended March 31, 2018, including the fair value adjustment gain recognized upon full satisfaction of the Sellers Note, and the foreign exchange gains. These increases are offset by lower gross margins. We also did not recognize any change in the fair value of the June 2012 Warrant liability during the third quarter of fiscal 2018 because the June 2012 Warrants expired on December 11, 2017.

Our adjusted net income for the nine months ended March 31, 2018 was approximately $2.1 million, as compared to adjusted net income of approximately $1.8 million for the nine months ended March 31, 2017. The difference in adjusted net income primarily consists of other income recognized during the nine months ended March 31, 2018, including the fair value adjustment gain recognized upon satisfaction of the Sellers Note, and the foreign exchange gains. These increases are offset by lower gross margins.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 Warrants. The fair value of the June 2012 Warrants was re-measured each reporting period until the warrants were either exercised or expired on December 11, 2017. Each reporting period, the change in the fair value of the June 2012 Warrants was either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 Warrants was not impacted by our actual operations but is instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three and nine months ended March 31, 2018 and 2017:

	(Unaudited)		(Unaudited)
	Quarter Ended:		Nine Months Ended:
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net income	$1,226,279	$100,824	$1,867,324	$1,338,987
Depreciation and amortization	866,329	721,636	2,492,003	1,240,232
Provision for income taxes	(183,154)	265,774	(318,678)	771,600
Interest expense	(342,796)	192,977	52,212	206,170
EBITDA	$1,566,658	$1,281,211	$4,092,861	$3,556,989
Change in fair value of warrant liability	—	748,169	194,632	457,784
Adjusted EBITDA	$1,566,658	$2,029,380	$4,287,493	$4,014,773
% of revenue	18%	24%	18%	21%

Our adjusted EBITDA for the three months ended March 31, 2018 was approximately $1.6 million, compared to approximately $2.0 million for the three months ended March 31, 2017. The difference in adjusted EBITDA was principally caused by lower gross margin, offset by foreign currency gains. We also did not recognize any change in the fair value of the June 2012 Warrant liability due to the warrants expiring on December 11, 2017.

Our adjusted EBITDA for the nine months ended March 31, 2018 was approximately $4.3 million, compared to approximately $4.0 million for the nine months ended March 31, 2017. The difference in adjusted EBITDA principally caused by lower gross margin and higher SG&A costs, due to the addition of ISP’s SG&A costs, offset by foreign currency gains.

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

Inventory obsolescence reserve is calculated by reserving 100% for items that have not been sold in two years, items that have not been purchased in two years, or items for which we have more than a two-year supply. These items as identified are reserved at 100%, as well as reserving 50% for other items deemed to be slow moving within the last twelve months and reserving 25% for items deemed to have low material usage within the last six months. The parts identified are adjusted for recent order and quote activity to determine the final inventory reserve. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to continue to be materially consistent in the future.

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

Accounting for income taxes requires estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We assessed the likelihood of the realization of deferred tax assets and concluded that a valuation allowance is needed to reserve the amount of the deferred tax assets that may not be realized due to the uncertainty of the timing and amount of taxable income in certain jurisdictions. In reaching our conclusion, we evaluated certain relevant criteria, including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made, which, in turn, may result in an increase or decrease to our tax provision in a subsequent period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Entry Into a Material Definitive Agreement
Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of Registrant

On May 11, 2018, we entered into the Third Amendment to the Amended LSA, relating to our previously disclosed Term II Loan and Revolving Line, with AvidBank. The Third Amendment (i) amends the definition of “Permitted Indebtedness” and (ii) amends Section 6.8(a) of the Amended LSA to require that we, and each of our domestic subsidiaries, maintain all of our domestic depository and operating accounts with AvidBank beginning on June 1, 2018 and to prohibit us from maintaining a domestic account balance outside of AvidBank that exceeds Ten Thousand Dollars ($10,000) during the transition period. The Third Amendment also amends Section 6.9(a) of the Amended LSA to require that we maintain a fixed charge coverage ratio, as measured on June 30, 2018, of at least 1.10 to 1.00, and thereafter, beginning with the quarter ending on September 30, 2018, to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. Additionally, pursuant to the Third Amendment, AvidBank granted us a waiver of default arising prior to the Third Amendment from our failure to comply with the fixed charge coverage ratio measured on March 31, 2018. Based on the waiver, we are no longer in default of the Term II Loan or Revolving Line.

The foregoing descriptions of the Third Amendment are summaries only, and are qualified in their entirety by reference to the complete text of the Third Amendment filed herewith as Exhibit 10.7.

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

10.4
Affirmation of Guarantee of Geltech, Inc., which was filed as Exhibit 10.4 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 17, 2018, and is incorporated herein by reference thereto.

10.5
Amendment No. 8 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan dated February 8, 2018, which was filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No. 000-27548) filed with the Securities and Exchange Commission on February 13, 2018.

10.6
Lease dated April 20, 2018, by and between LightPath Technologies, Inc. and CIO University Tech, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on April 26, 2018, and is incorporated herein by reference thereto.

10.7	Third Amendment to Second Amended and Restated Loan and Security Agreement dated May 11, 2018, by and between LightPath Technologies, Inc. and AvidBank*

10.8	Affirmation of Guarantee of Geltech, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

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

LIGHTPATH TECHNOLOGIES, INC.

Date: May 14, 2018
By: /s/ J. James Gaynor
President and Chief Executive Officer

Date: May 14, 2018
By: /s/ Dorothy M. Cipolla
 Chief Financial Officer