Form 10-Q
period 2018-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2018-11-08
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.
------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,784,475 shares of common stock, Class A, $.01 par value, outstanding as of November 5, 2018.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year-ended June 30, 2018. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	June 30,
Assets	2018	2018
Current assets:
Cash and cash equivalents	$4,532,096	$5,508,620
Restricted cash	1,000,000	1,000,000
Trade accounts receivable, net of allowance of $24,398 and $13,364	5,240,578	5,370,508
Inventories, net	6,361,262	6,404,741
Other receivables	30,749	46,574
Prepaid expenses and other assets	1,162,517	1,058,610
Total current assets	18,327,202	19,389,053

Property and equipment, net	11,763,255	11,809,241
Intangible assets, net	8,728,699	9,057,970
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	922,000	624,000
Other assets	383,009	381,945
Total assets	$45,979,070	$47,117,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,874,941	$2,032,834
Accrued liabilities	628,562	685,430
Accrued payroll and benefits	1,081,627	1,228,120
Loans payable, current portion	1,458,800	1,458,800
Capital lease obligation, current portion	279,204	307,199
Total current liabilities	5,323,134	5,712,383

Capital lease obligation, less current portion	478,221	550,127
Deferred rent	354,536	377,364
Loans payable, less current portion	4,760,828	5,119,796
Total liabilities	10,916,719	11,759,670

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 25,773,605 and 25,764,544
shares issued and outstanding	257,736	257,645
Additional paid-in capital	229,989,483	229,874,823
Accumulated other comprehensive income	646,555	473,508
Accumulated deficit	(195,831,423)	(195,248,532)
Total stockholders’ equity	35,062,351	35,357,444
Total liabilities and stockholders’ equity	$45,979,070	$47,117,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	September 30,
	2018	2017
Revenue, net	$8,549,721	$7,572,093
Cost of sales	5,506,548	4,282,756
Gross margin	3,043,173	3,289,337
Operating expenses:
Selling, general and administrative	2,463,878	2,398,242
New product development	469,983	381,388
Amortization of intangibles	329,271	329,271
Loss on disposal of property and equipment	58,757	—
Total operating costs and expenses	3,321,889	3,108,901
Operating income (loss)	(278,716)	180,436
Other income (expense):
Interest expense, net	(145,013)	(201,261)
Change in fair value of warrant liability	-	48,380
Other income (expense), net	(338,122)	248,124
Total other income (expense), net	(483,135)	95,243
Income (loss) before income taxes	(761,851)	275,679
Provision for income taxes	(178,960)	57,984
Net income (loss)	$(582,891)	$217,695
Foreign currency translation adjustment	173,047	54,147
Comprehensive income (loss)	$(409,844)	$271,842
Earnings (loss) per common share (basic)	$(0.02)	$0.01
Number of shares used in per share calculation (basic)	25,772,718	24,235,058
Earnings (loss) per common share (diluted)	$(0.02)	$0.01
Number of shares used in per share calculation (diluted)	25,772,718	26,221,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended September 30, 2018
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2018	25,764,544	$257,645	$229,874,823	$473,508	$(195,248,532)	$35,357,444
Issuance of common stock for:
Employee Stock Purchase Plan	9,061	91	20,750	—	—	20,841
Stock-based compensation on stock options & RSUs	—	—	93,910	—	—	93,910
Foreign currency translation adjustment	—	—	—	173,047	—	173,047
Net loss	—	—	—	—	(582,891)	(582,891)
Balances at September 30, 2018	25,773,605	$257,736	$229,989,483	$646,555	$(195,831,423)	$35,062,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(582,891)	$217,695
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	862,146	804,658
Interest from amortization of debt costs	5,981	3,860
Loss on disposal of property and equipment	58,757	—
Stock-based compensation on stock options & RSU, net	93,910	92,241
Provision for doubtful accounts receivable	(828)	(6,142)
Change in fair value of warrant liability	—	(48,380)
Change in fair value of Sellers note	—	28,990
Deferred rent amortization	(22,828)	(19,985)
Deferred tax benefit	(298,000)	—
Changes in operating assets and liabilities:
Trade accounts receivable	130,855	737,036
Other receivables	15,617	(22,417)
Inventories	(116,989)	(432,216)
Prepaid expenses and other assets	(111,059)	(19,786)
Accounts payable and accrued liabilities	(333,650)	319,536
Net cash (used in) provided by operating activities	(298,979)	1,655,090

Cash flows from investing activities:
Purchase of property and equipment	(670,079)	(1,411,278)
Proceeds from sale of equipment	95,000	—
Net cash used in investing activities	(575,079)	(1,411,278)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	20,841	19,080
Proceeds from exercise of warrants, net of costs	—	30,250
Payments on loan payable	(364,699)	(278,249)
Payments on capital lease obligations	(99,901)	(53,100)
Net cash used in financing activities	(443,759)	(282,019)
Effect of exchange rate on cash and cash equivalents	341,293	11,343
Change in cash and cash equivalents and restricted cash	(976,524)	(26,864)
Cash and cash equivalents and restricted cash, beginning of period	6,508,620	8,085,015
Cash and cash equivalents and restricted cash, end of period	$5,532,096	$8,058,151

Supplemental disclosure of cash flow information:
Interest paid in cash	$138,913	$85,910
Income taxes paid	$127,945	$336,014
Supplemental disclosure of non-cash investing & financing activities:
Reclassification of warrant liability upon exercise	—	$34,500

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Consolidated Balance Sheet as of June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.
Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Use of Estimates

Management makes estimates and assumptions during the preparation of our unaudited Condensed Consolidated Financial Statements that affect amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which, in turn, could impact the amounts reported and disclosed herein.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-9 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-9; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-9 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. We adopted this standard as of July 1, 2018, using the modified retrospective transition method. The impact on the Consolidated Financial Statements upon adoption of this standard was immaterial. For additional information, see Note 3, Revenue, to these unaudited Condensed Consolidated Financial Statements.

Income Taxes – In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-16 is effective for us in the first quarter of fiscal 2019. We adopted this standard effective July 1, 2018, and there was no impact on the unaudited Condensed Consolidated Financial Statements upon the adoption of this standard.

Compensation – Stock Compensation – In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 is effective for us in the first quarter of fiscal 2019. We adopted this standard effective July 1, 2018, and there was no impact on the unaudited Condensed Consolidated Financial Statements upon the adoption of this standard.

There have been no other material changes in to our significant accounting policies during the three months ended September 30, 2018, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Recent Accounting Standards Yet to be Adopted

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. Our current operating lease portfolio is primarily comprised of real estate leases. Upon adoption of this standard, we expect our Consolidated Balance Sheet to include a right-of-use asset and liability related to substantially all operating lease arrangements. ASU 2016-02 is effective for us in the first quarter of our fiscal year ending June 30, 2020.

3.
Revenue

On July 1, 2018, the Company adopted ASU 2014-9 using the modified retrospective method, which required us to record a cumulative effect adjustment, if any, at the date of adoption. The adoption did not have a material impact on our unaudited Condensed Consolidated Financial Statements and, as a result, no changes were made to prior reporting periods presented.

Product Revenue
We are a manufacturer of optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses, and other optical materials used to produce products that manipulate light. We design, develop, manufacture, and distribute optical components and assemblies utilizing advanced optical manufacturing processes. We also perform research and development for optical solutions for a wide range of optics markets. Revenue is derived primarily from the sale of optical components and assemblies.

Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We generally bear all costs, risk of loss, or damage and retain title to the goods up to the point of transfer of control of promised products to customers. Shipping and handling costs are included in the cost of goods sold. We present revenue net of sales taxes and any similar assessments.

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2018 and September 30, 2018.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. The following presents revenue by product group:

	Three Months Ended September 30,
	2018	2017
PMO	$3,112,104	$3,222,364
Infrared Products	4,960,927	3,600,787
Specialty Products	476,690	748,942
Total revenue	$8,549,721	$7,572,093

4.
Inventories

The components of inventories include the following:

	September 30, 2018	June 30, 2018

Raw materials	$2,477,251	$2,309,454
Work in process	2,132,914	2,506,891
Finished goods	2,470,563	2,263,121
Allowance for obsolescence	(719,466)	(674,725)
	$6,361,262	$6,404,741

The value of tooling in raw materials was approximately $1.7 million and $1.6 million at September 30, 2018 and June 30, 2018, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	September 30,	June 30,
	Lives (Years)	2018	2018
Manufacturing equipment	5 - 10	$16,740,304	$16,534,124
Computer equipment and software	3 - 5	539,700	513,681
Furniture and fixtures	5	219,121	199,872
Leasehold improvements	5 - 7	1,337,515	1,350,482
Construction in progress		1,039,286	954,317
Total property and equipment		19,875,926	19,552,476

Less accumulated depreciation and amortization		8,112,671	7,743,235
Total property and equipment, net		$11,763,255	$11,809,241

6.
Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the three months ended September 30, 2018.

Identifiable intangible assets were comprised of:

	Useful	September 30,	June 30,
	Lives (Years)	2018	2018
Customer relationships	15	$3,590,000	$3,590,000
Backlog	2	366,000	366,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Non-compete agreement	3	27,000	27,000
Total intangible assets		11,069,000	11,069,000
Less accumulated amortization		(2,340,301)	(2,011,030)
Total intangible assets, net		$8,728,699	$9,057,970

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2019 (remaining nine months)	$891,393
June 30, 2020	1,129,342
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023 and later	4,457,798
$8,728,699

7.
Accounts Payable

The accounts payable balance as of September 30, 2018 and June 30, 2018 both include approximately $82,000 of earned but unpaid Board of Directors’ fees.

8.
Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,
	2018	2017
Income (loss) before income taxes	$(761,851)	$275,679
Provision for income taxes	$(178,960)	$57,984
Effective income tax rate	23%	21%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the U.S., the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2018, we recorded a net income tax benefit of approximately $179,000, representing a tax benefit on losses in the U.S. jurisdiction, offset by tax expense on income generated in China. Income tax expense for the three months ended September 30, 2017 was primarily related to income taxes from our non-U.S. operations.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30 and June 30, 2018, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

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

As of September 30, 2018, we have not fully completed our accounting for the income tax impact of enactment of the 2017 Act. In accordance with SEC Staff Accounting Bulletin No.118, we recognized provisional amounts for income tax effects of the 2017 Act that we reasonably were able to estimate in our Consolidated Financial Statements for the fiscal year ended June 30, 2018. We intend to adjust the tax effects for the relevant items during the allowed measurement period. We are still evaluating certain aspects of the 2017 Act and refining our calculations, which could potentially affect our tax balances.

We were also able to reasonably estimate the tax treatment of our foreign E&P as per the 2017 Act as of June 30, 2018. The 2017 Act provides for a one-time transition tax on our post-1986 foreign E&P that have not been previously repatriated. We have provisionally determined that our foreign E&P inclusion is $6.9 million and anticipate that we will not owe any one-time transition tax due to utilization of U.S. NOL carryforward benefits against these earnings. However, we are still refining our calculations, including estimated foreign E&P layers for fiscal 2018, which could impact these amounts.

Income Tax Law of the People’s Republic of China
Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), are governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2018, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

We currently intend to permanently invest earnings generated from our foreign Chinese operations, and, therefore, have not previously provided for future Chinese withholding taxes on such related earnings. However, if in the future we change such intention, the Company would provide for and pay additional foreign taxes, if any, at that time.

Law of Corporate Income Tax of Latvia
Our Latvian subsidiary, ISP Optics Latvia, SIA (“ISP Latvia”), is governed by the Law of Corporate Income Tax of Latvia. As of September 30, 2017, ISP Latvia was subject to a statutory income tax rate of 15%. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. As a transitional measure, distributions made from earnings prior to January 1, 2018, distributed prior to December 31, 2019, are not subject to tax. As such, any distributions of profits from ISP Latvia to ISP Optics Corporation (“ISP”), its U.S. parent company, will be from earnings prior to January 1, 2018 and, therefore, will not be subject to tax. We currently do not intend to distribute any current earnings generated after January 1, 2018. If, in the future, we change such intention, we will accrue distribution taxes, if any, as profits are generated.

9.
Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), including incentive stock options, non-qualified stock options, and restricted stock unit (“RSU”) awards. The stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three months ended September 30, 2018 and 2017 included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,
	2018	2017

Stock options	$8,910	$12,348
RSUs	85,000	79,893
Total	$93,910	$92,241

The amounts above were included in:
Selling, general & administrative	$92,730	$90,274
Cost of sales	1,518	1,603
New product development	(338)	364
	$93,910	$92,241

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $2,084 and $1,915 for the three months ended September 30, 2018 and 2017, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2018 and 2017. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted in the three month periods ended September 30, 2018 and 2017.

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the three months ended September 30, 2018 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2018	1,005,129	$1.77	6.3	1,649,353	0.9

Granted	—	—		—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(1,000)	$0.97	—	—	—
September 30, 2018	1,004,129	$1.77	6.0	1,649,353	0.9

Awards exercisable/
vested as of
September 30, 2018	786,710	$1.63	5.5	1,287,370	—

Awards unexercisable/
unvested as of
September 30, 2018	217,419	$2.27	8.1	361,983	0.9
	1,004,129			1,649,353

RSU awards vest immediately or from two to four years from the date of grant.

As of September 30, 2018, there was approximately $390,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and RSUs) granted. We expect to recognize the compensation cost as follows:

	Stock
	Options	RSUs	Total
Nine months ending June 30, 2019	12,777	179,983	192,760

Year ending June 30, 2020	8,926	149,944	158,870

Year ending June 30, 2021	5,939	29,978	35,917

Year ending June 30, 2022	2,021	—	2,021
	$29,663	$359,905	$389,568

10.
Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings per share of Class A common stock are described in the following table:

	Three Months Ended September 30,
	2018	2017

Net income (loss)	$(582,891)	$217,695

Weighted-average common shares outstanding:
Basic number of shares	25,772,718	24,235,058

Effect of dilutive securities:
Options to purchase common stock	-	366,179
RSUs	-	1,362,049
Common stock warrants	-	258,302
Diluted number of shares	25,772,718	26,221,588

Earnings (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2018	2017

Options to purchase common stock	1,004,140	728,784
RSUs	1,649,353	146,733
Common stock warrants	-	230,129
	2,653,493	1,105,646

11.
Lease Commitments

We lease various facilities under non-cancelable operating leases, expiring through 2022. Our leased facilities are located in Orlando, Florida; Irvington, New York; Riga, Latvia; Shanghai, China; and Zhenjiang, China. Rent expense totaled approximately $238,000 and $258,000 during the three months ended September 30, 2018 and 2017, respectively.

We currently have obligations under four capital lease agreements, entered into during fiscal years 2016, 2017, and 2018, with terms ranging from three to five years. The leases are for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $1.5 million in manufacturing equipment, with accumulated amortization of approximately $722,000 as of September 30, 2018. Amortization related to capital lease assets is included in depreciation and amortization expense.

The approximate future minimum lease payments under capital and operating leases at September 30, 2018 were as follows:

	Capital Leases	Operating Leases
Fiscal year ending:
June 30, 2019 (nine months remaining)	$249,003	$728,000
June 30, 2020	309,122	924,000
June 30, 2021	234,478	679,000
June 30, 2022	58,307	558,000
June 30, 2023	—	60,869
Total minimum payments	850,910	$2,949,869
Less imputed interest	(93,485)
Present value of minimum lease payments included in capital lease obligations	757,425
Less current portion	279,204
Non-current portion	$478,221

12.
Loans Payable

Loans payable consists of the Term II Loan (as defined below) payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”), pursuant to the Second Amended and Restated Loan and Security Agreement (the “LSA”) entered into on December 21, 2016, as amended by the First Amendment to the LSA dated December 20, 2017 (the “First Amendment”), the Second Amendment to the LSA dated January 16, 2018 (the “Second Amendment”), the Third Amendment to the LSA dated May 11, 2018 (the “Third Amendment”), the Fourth Amendment to the LSA dated September 7, 2018 (the “Fourth Amendment”), and the Fifth Amendment to the LSA dated October 30, 2018 (the “Fifth Amendment”, and together with the LSA, First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, the “Amended LSA”). The First Amendment and Third Amendment are discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note 18, Loans Payable in our latest Annual Report on Form 10-K for the year ended June 30, 2018. The Second Amendment, Fourth Amendment, and Fifth Amendment are discussed below. The Amended LSA also provides for a working capital revolving line of credit (the “Revolving Line”).

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

Amounts borrowed under the Revolving Line may be repaid and re-borrowed at any time prior to the Revolving Maturity Date (as defined below), at which time all amounts shall be immediately due and payable. The advances under the Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to one percent (1%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than four and one-half percent (4.5%) per annum. Interest payments are due and payable on the last business day of each month. Payments received with respect to accounts upon which advances are made will be applied to the amounts outstanding under the Amended LSA. There were no borrowings under the Revolving Line during the quarter ended September 30, 2018. As of September 30, 2018, there was no outstanding balance under the Revolving Line.

Our obligations under the Amended LSA are collateralized by a first priority security interest (subject to permitted liens) in cash, U.S. inventory, accounts receivable and equipment. In addition, our wholly-owned subsidiary, Geltech, Inc., has guaranteed our obligations under the Amended LSA.

The Amended LSA, as amended, contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; (v) limitations on certain investments; and (vi) limitations on the amount of cash held in financial institutions in Latvia. Additionally, the Amended LSA requires us to maintain a fixed charge coverage ratio (as defined in the Amended LSA) of at least 1.15 to 1.00 and an asset coverage ratio (as defined in the Amended LSA) of at least 1.50 to 1.00.

On January 16, 2018, we entered into the Second Amendment, which established the current loan in the original principal amount of $7,294,000 (the “Term II Loan”), the proceeds of which were used to pay in full the previously outstanding acquisition term loan, and a portion of the note payable to the sellers of ISP (the “Sellers Note”). Contemporaneous with this transaction, the Sellers Note was satisfied in full with the issuance of 967,208 shares of our Class A common stock, with the remaining balance paid in cash. The Term II Loan is for a five-year term, and bears interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time shall the applicable rate be less than five-and-one-half percent (5.50%) per annum. As of September 30, 2018, the interest rate was 7.25%.

On September 7, 2018, we entered into the Fourth Amendment. Pursuant to the Fourth Amendment, Avidbank granted us a waiver of default arising prior to the Fourth Amendment from our failure to comply with the fixed charge coverage ratio covenant measured on June 30, 2018. Based on the waiver, we are no longer in default on the Term II Loan or the Revolving Line. The Fourth Amendment also provides for the restriction of $1 million of the Company’s cash, which will be released upon two consecutive quarters of compliance with the fixed charge coverage ratio covenant, and so long as no event of default has occurred that is continuing on that date. The Fourth Amendment also provides that during the restrictive period, the calculation of the fixed charge coverage ratio will be determined as if the outstanding principal amount of the Term II Loan is $1 million less than the actual outstanding principal amount of the Term II Loan.

On October 30, 2018, we entered into the Fifth Amendment, which amended the definition of “Adjusted EBITDA” to allow for the addback of certain one-time expenses for purposes of determining the fixed charge coverage ratio and compliance with the related covenant. The Fifth Amendment also extended the maturity date of the Revolving Line from December 21, 2018 to March 21, 2019 (the “Revolving Maturity Date”). As of September 30, 2018, we are in compliance with all required covenants. As a result, the Term II Loan is classified in the unaudited Condensed Consolidated Balance Sheets according to the original minimum maturity schedule.

Costs incurred were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $6,000 and $3,900 is included in interest expense for the three months ended September 31, 2018 and 2017.

Future maturities of loans payable are as follows:

	Avidbank Note	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2019 (nine months remaining)	$1,094,100	$(17,192)	$1,076,908
June 30, 2020	1,458,800	(22,924)	1,435,876
June 30, 2021	1,458,800	(22,924)	1,435,876
June 30, 2022	1,458,800	(22,924)	1,435,876
June 30, 2023	850,967	(15,875)	835,092
Total payments	$6,321,467	$(101,839)	$6,219,628
Less current portion			(1,458,800)
Non-current portion			$4,760,828

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. During the three months ended September 30, 2018 and 2017, we recognized a loss of approximately $338,000 and a gain of approximately $246,000 on foreign currency transactions, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.” Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of approximately $173,000 and $54,000 for the three months ended September 30, 2018 and 2017, respectively.

Our cash, cash equivalents and restricted cash totaled $5.5 million at September 30, 2018. Of this amount, approximately 60% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of September 30, 2018, we have retained earnings in China of approximately $2.1 million and we need to have $11.3 million before repatriation will be allowed.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018
Assets	$14.9 million	$14.7 million	$7.0 million	$6.4 million
Net assets	$12.8 million	$12.6 million	$6.5 million	$5.9 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2018, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Introduction

We were incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, formed in 1985.

We are in the business of manufacturing optical components and higher level assemblies, including precision molded glass aspheric optics, molded and diamond turned infrared aspheric lenses and other optical materials used to produce products that manipulate light. All the products we produce enable lasers and imaging devices to function more effectively.

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China. LPOI provides sales and support functions. In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s 39,000 square foot manufacturing facility (the “Zhenjiang Facility”) serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies.

In December 2016, we acquired ISP and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high performance lens assemblies. Historically, ISP’s New York facility (the “Irvington Facility”) functioned as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. In July 2018, we announced plans to relocate this manufacturing facility to our existing facilities in Orlando, Florida and Riga, Latvia. We expect the relocation to occur in phases through the end of fiscal 2019. ISP Latvia’s manufacturing facility is located in Riga, Latvia (the “Riga Facility”). It is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2018.

Product Groups and Markets:
We previously organized our business based on five product groups: low volume precision molded optics (“LVPMO”), high volume precision molded optics (“HVPMO”), specialty products, infrared products, and non-recurring engineering (“NRE”). At the beginning of fiscal 2019, we reorganized our business into three product groups: PMO (as defined below), specialty products, and infrared products. We combined the LVPMO and HVPMO product groups into a single precision molded optics (“PMO”) product group. In addition, the NRE product group is now included in specialty products.

Our PMO product group consists of precision molded optics with varying applications. Our specialty product group is comprised of value-added products, such as optical subsystems, assemblies, and collimators, and NRE products, consisting of those products we develop pursuant to product development agreements that we enter into with customers. Typically, customers approach us and request that we develop new products or applications for our existing products to fit their particular needs or specifications. The timing and extent of any such product development is outside of our control.

Our infrared product group is comprised of both molded and turned infrared lenses and assemblies, and includes all of the products offered by ISP.  Near the end of fiscal 2018, we announced comprehensive production capabilities and global availability for a new line of infrared lenses made of a chalcogenide compound.  We developed this compound and grow it internally to produce Black Diamond glass, which has been trademarked, and marketed as BD6. Currently, the majority of our infrared products are germanium-based, which is subject to market pricing and availability. BD6 offers a lower-cost alternative to germanium, which we expect will benefit the cost structure of some of our current infrared products, and allow us to expand our product offerings in response to the market’s increasing requirement for low-cost infrared optics applications

We have also aligned our marketing efforts by industry.  We currently serve the following major markets: industrial, commercial, defense, medical, telecommunications, and catalogs/distributors.  Customers in each of these markets may select the best optical technologies that suit their needs from our entire suite of products, availing us to cross-selling opportunities, particularly where we can leverage our knowledge base of technical requirements against our expanding design library. Within our product groups, we have various applications that serve these major markets. For example, sales of our infrared products are primarily to customers in the industrial market that use thermal imaging technology. However, our infrared products can also be used for gas sensing devices, spectrometers, night vision systems, automotive driver systems, thermal weapon gun sights, and infrared counter measure systems, among others.

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

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2018, compared to three months ended September 30, 2017

Revenues:
Revenue for the first quarter of fiscal 2019 was approximately $8.5 million, an increase of approximately $978,000, or 13%, as compared to the same period of the prior fiscal year. Revenue generated by infrared products was approximately $5.0 million in the first quarter of fiscal 2019, an increase of approximately $1.4 million, or 38%, compared to approximately $3.6 million in the same period of fiscal 2018. Industrial applications, firefighting cameras and other public safety applications were the primary drivers of the increased demand for infrared products. Revenue generated by PMO products was approximately $3.1 million for the first quarter of fiscal 2019, as compared to $3.2 million in the same period of fiscal 2018, a decrease of approximately $110,000 or 3%. The decrease was primarily due to decreases in sales to customers in the industrial market, partially offset by increases in sales to customers in the defense and telecommunications markets. Revenue generated by our specialty products was approximately $477,000 in the first quarter of fiscal 2019, a decrease of approximately $272,000, or 36%, compared to $749,000 in the same period of fiscal 2018. This decrease is primarily due to the timing of NRE projects, which are now included in this product group.

Cost of Sales and Gross Margin:
Gross margin in the first quarter of fiscal 2019 was approximately $3.0 million, a decrease of 7%, as compared to approximately $3.3 million in same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 36% for the first quarter of fiscal 2019, compared to 43% for the first quarter of fiscal 2018. The change in gross margin as a percentage of revenue is primarily due to the increase in infrared product sales, which typically have lower margins than PMO products due to higher material cost and longer processing time. Sales of our infrared products comprised 58% of the total sales in the first quarter of fiscal 2019, as compared to 48% of the total sales in the same period of the prior fiscal year. In addition, there was a shift in the sales mix within the infrared product group during the first quarter of fiscal 2019, as compared to the same period of the prior fiscal year, with a higher percentage of sales derived from contract sales and a smaller percentage of sales derived from custom products. The standard materials for our infrared products, such as germanium, have inherent pricing volatility which has negatively impacted our margins for infrared products over the past few quarters.  As we convert many of these products to our BD6 material, we expect our margins to improve over time.  Total cost of sales was approximately $5.5 million for the first quarter of fiscal 2019, an increase of approximately $1.2 million, compared to $4.3 million for the same period of the prior fiscal year, partially driven by higher sales.  Cost of sales for the first quarter of fiscal 2019 was also elevated due to increased labor costs, manufacturing inefficiencies, and increased overhead expenses associated with the relocation of our Irvington Facility.  Although we expect to have higher costs for the next few quarters, we expect costs to improve as the relocation of the Irvington Facility progresses.

Selling, General and Administrative:
Selling, general and administrative (“SG&A”) costs were approximately $2.5 million, an increase of approximately 3%, as compared to approximately $2.4 million in the same quarter of the prior fiscal year. SG&A for the first quarter of fiscal 2019 included approximately $91,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing facilities in Orlando, Florida, and Riga, Latvia. We expect future SG&A costs to increase over the next few quarters of fiscal 2019, as we anticipate increased expenses related to this facility relocation. On a long-term basis, we expect the consolidation of our manufacturing facilities to reduce our operating and overhead costs.

New Product Development:
New product development costs were approximately $470,000 in the first quarter of fiscal 2019, an increase of approximately $89,000, or 23%, as compared to the same period of the prior fiscal year. This increase was primarily due to increased wages related to additional engineering employees to support the demand for development. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2019.

Other Income (Expense):
In the first quarter of fiscal 2019, interest expense was approximately $145,000, compared to approximately $201,000 in the same period of the prior fiscal year. The decrease in interest expense is primarily due to the satisfaction, in full, of the Sellers Note, which occurred during the third quarter of fiscal 2018. We expect that interest expense will remain near current levels for the remainder of fiscal 2019.

In the first quarter of fiscal 2018, we recognized non-cash income of approximately $48,000 related to the change in the fair value of the warrants issued in connection with our June 2012 private placement. The June 2012 warrants expired on December 11, 2017; therefore, there was no remaining warrant liability as of that date. Accordingly, we did not recognize any income or expense in the first quarter of fiscal 2019 related to these warrants.

Other expense, net, was approximately $338,000 in the first quarter of fiscal 2019, compared to other income, net, of approximately $248,000 in the first quarter of fiscal 2018, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first quarter of fiscal 2019, we incurred a loss on foreign currency translation of approximately $338,000 for the first quarter of fiscal 2019, compared to a gain of $246,000 for the same period of the prior fiscal year.

Income Taxes:
During the first quarter of fiscal 2019, we recorded an income tax benefit of approximately $179,000, compared to income tax expense of approximately $58,000 for the same period of the prior fiscal year. The decrease in our income tax expense was primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. The effective income tax rate for the first quarter of fiscal 2019 was 23%, as compared to 21% for the same period of the prior fiscal year. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income (Loss):
Net loss for the first quarter of fiscal 2019 was approximately $583,000, or $0.02 basic and diluted loss per share, compared to the first quarter of fiscal 2018, in which we reported net income of approximately $218,000, or $0.01 basic and diluted earnings per share, respectively. The decrease in net income for the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, is primarily attributable to the following: (i) a decrease in gross margin of approximately $246,000, (ii) an increase in new product development costs of approximately $89,000, (iii) an additional $91,000 in SG&A expenses related to the relocation of the Irvington Facility, and (iv) an approximately $584,000 unfavorable difference in foreign exchange gains and losses, partially offset by an approximately $237,000 favorable difference in the provision for income taxes.

Weighted-average common shares outstanding were 25,772,718, for both basic and diluted, in the first quarter of fiscal 2019, compared to basic and diluted of 24,235,058 and 26,221,588, respectively, in the first quarter of fiscal 2018. The increase in the weighted-average basic common shares was primarily due to the 967,208 shares of Class A common stock issued during the third quarter of fiscal 2018 in conjunction with the satisfaction of the Sellers Note, and, to a lesser extent, shares of Class A common stock issued under the 2014 ESPP, and upon the exercises of stock options.

Liquidity and Capital Resources

At September 30, 2018, we had working capital of approximately $13.0 million and total cash and cash equivalents and restricted cash of approximately $5.5 million, of which approximately $3.3 million of cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of September 30, 2018, we had retained earnings of $2.1 million and we must have $11.3 million before repatriation will be allowed. Currently, we intend to permanently invest earnings from our foreign Chinese operations; therefore, we have not previously provided for future Chinese withholding taxes on the related earnings. However, if, in the future, we change such intention, we would provide for and pay additional foreign taxes, if any, at that time.

Loans payable consists of the Term II Loan pursuant to the Amended LSA. The Amended LSA also provides for a Revolving Line. As of September 30, 2018, the outstanding balance on the Term II Loan was approximately $6.2 million, and we had no borrowings outstanding on the Revolving Line.

The Amended LSA includes certain customary covenants. As of June 30, 2018, we were not in compliance with the fixed charge coverage ratio covenant; however, Avidbank provided a waiver of compliance pursuant to that certain Fourth Amendment dated September 7, 2018. Based on the waiver, we are no longer in default on the Term II Loan or the Revolving Line. The Fourth Amendment also provides for the restriction of $1 million of our domestic cash, which will be released upon two consecutive quarters of compliance with the fixed charge coverage ratio covenant, and so long as no event of default has occurred that is continuing on that date. The Fourth Amendment also provides that during the restrictive period, the calculation of the fixed charge coverage ratio will be determined as if the outstanding principal amount of the Term II Loan is $1 million less than the actual outstanding principal amount of the Term II Loan. On October 30, 2018, we entered into the Fifth Amendment, which amended the definition of “Adjusted EBITDA” to allow for the addback of certain one-time expenses for purposes of determining the fixed charge coverage ratio and compliance with the related covenant. The Fifth Amendment also extended the Revolving Maturity Date of the Revolving Line from December 21, 2018 to March 21, 2019. We were in compliance with all covenants as of September 30, 2018. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. We anticipate sales growth during the remainder of fiscal 2019, primarily from infrared products. We structured our sales team to enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also benefiting from a substantial increase in revenue-generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity. We believe we can further improve upon our track record of growth – and do so more profitably.

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

Cash Flows – Financings:
Net cash used in financing activities was approximately $444,000 in the first three months of fiscal 2019, compared to approximately $282,000 used in the first three months of fiscal 2018. Cash used in financing activities for the first three months of fiscal 2019 reflects approximately $465,000 in principal payments on our loans and capital leases, net of approximately $21,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first three months of fiscal 2018 reflected approximately $331,000 in principal payments on our loans and capital leases, offset by approximately $30,000 in proceeds from the exercise of our June 2012 warrants as well as approximately $19,000 in proceeds from the sale of Class A common stock related to the 2014 ESPP.

Cash Flows – Operating and Investing:
Cash flow used in operations was approximately $299,000 for the first quarter of fiscal 2019, compared to cash provided by operations of approximately $1.7 million for the first quarter of fiscal 2018. The decrease in cash flow from operations is partially due to the decrease in net income for the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018. The cash flow cycle was also impacted by the previous quarter’s sales. Revenue for the fourth quarter of fiscal 2018 was approximately $1 million less than revenue for the fourth quarter of fiscal 2017, which resulted in lower receivables collections for the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018. We anticipate improvement in our cash flows provided by operations in future periods due to sales growth, and continued margin improvements based on production efficiencies and reductions in product costs, offset by marginal increases in selling, administrative, and new product development expenditures.

During the first quarter of fiscal 2019, we expended approximately $670,000 in investments in capital equipment, compared to approximately $1.4 million in the first quarter of fiscal 2018. The majority of our capital expenditures during the first quarters of both fiscal 2019 and 2018 were related to the purchase of equipment used to enhance or expand our production capacity and capabilities, and the first quarter of fiscal 2018 also included the costs for the expansion and improvements to LPOIZ’s Zhenjiang facility. Overall, we anticipate that the level of capital expenditures during fiscal 2019 will be lower than in fiscal 2018, however, the total amount expended will depend on opportunities and circumstances.

Contractual Obligations and Commitments

As of September 30, 2018, our principal commitments consisted of obligations under operating and capital leases, and debt agreements. No material changes occurred during the first quarter of fiscal 2019 in our contractual cash obligations to repay debt or to make payments under operating and capital leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2018.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements and accounting changes.

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

Our Key Performance Indicators:

Usually on a weekly basis, management reviews a number of performance indicators, both qualitative and quantitative. These indicators change from time to time as the opportunities and challenges in the business change. These indicators are used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

Financial indicators that are considered key and reviewed regularly are as follows:

●
sales backlog;
●
revenue dollars and units by product group; and
●
other key indicators.

These indicators are also used to determine tactical operating actions and changes and are discussed in more detail below.

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

Our 12-month backlog at September 30, 2018 was approximately $14.0 million, compared to $12.8 million as of June 30, 2018. Backlog growth rates for the last five fiscal quarters are as follows:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2018	$ 8,618	-8%	-8%
Q2 2018	$ 12,306	32%	43%
Q3 2018	$ 12,898	38%	5%
Q4 2018	$ 12,828	38%	-1%
Q1 2019	$ 13,994	9%	9%

The increase in our 12-month backlog from the first quarter to the second quarter of fiscal 2018 was largely due to the renewal of a large annual contract during the second quarter, which we began shipping against in the third quarter of fiscal 2018. Our 12-month backlog has continued to grow since this renewal, with increased bookings from the telecommunications, consumer and medical sectors.

We continue to diversify our business by developing new applications for our products in markets, including advanced driver assistance systems (“ADAS”), light detection and ranging (“LIDAR”) sensing, spectrographic, and fiber delivery technologies. Many of these products are being designed for higher margin applications within the automotive electronics, medical and defense sectors. The acquisition of ISP has also broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing long-term opportunities for our technology roadmap and market share expansion. Based on recent quote activity, we expect increases in revenue from sales of both molded and turned infrared products for the remainder of fiscal 2019.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three month periods ended September 30, 2018 and 2017:

	(unaudited)
	Three Months Ended September 30,		QTR
Revenue	2018	2017	% Change
PMO	$3,112,104	$3,222,364	-3%
Infrared Products	4,960,927	3,600,787	38%
Specialty Products	476,690	748,942	-36%
Total revenue	$8,549,721	$7,572,093	13%

Units
PMO	430,778	591,795	-27%
Infrared Products	48,924	27,505	78%
Specialty Products	13,673	17,442	-22%
Total revenue	493,375	636,742	-23%

Our revenue increased nearly $1 million for the first quarter of fiscal 2019, as compared to the prior year period, primarily driven by an increase in infrared product sales, offset by a decrease in specialty product sales and a slight decrease in PMO product sales.

Revenue from the PMO product group decreased approximately $110,000, or 3%, for the first quarter of fiscal 2019, as compared to the same period of the prior fiscal year. Sales of PMO units decreased by 27%, as compared to the prior year period, however, average selling prices increased 33%, due to the mix of products shipped. The decrease in revenue is attributed to decreases in sales to customers in the industrial market, particularly for instrumentation and industrial tools, partially offset by increases in sales to customers in the defense and telecommunications markets.

Revenue generated by the infrared product group during the first quarter of fiscal 2019 was $5.0 million, an increase of $1.4 million, or 38%, as compared to the same period of the prior fiscal year. During the first quarter of fiscal 2019, sales of infrared units increased by 78%, as compared to the prior year period, and average selling prices decreased 23%. These changes are due to a shift in revenue mix driven by a large volume order, which nearly doubled in revenues for the first quarter of fiscal 2019, as compared to the first quarter of the prior fiscal year. Industrial applications, firefighting cameras and other public safety applications are the primary drivers of the increased demand for infrared products.

In the first quarter of fiscal 2019, our specialty products revenue decreased by $272,000, or 36%, as compared to the same period of the prior fiscal year. This decrease was primarily related to revenues generated by NRE projects, which are now included in this product group. NRE revenue is project based and the timing of any such projects is wholly dependent on our customers and their project activity. The first quarter of fiscal 2018 included a large NRE project, which was not repeated in the first quarter of fiscal 2019.

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

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure used by management, lenders, and certain investors, as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operation performance. Management uses adjusted net income to evaluate our underlying operating performance. We believe adjusted net income may be helpful for investors as one means of evaluating our operational performance.

We calculate adjusted net income by excluding the change in the fair value of the warrants issued in connection with our private placement in June 2012 from net income. The fair value of the June 2012 warrants was re-measured each reporting period until the warrants were exercised or expired (which expiration occurred on December 11, 2017). In each reporting period during the term of June 2012 warrants, the change in the fair value of the June 2012 warrants was either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 warrants was not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A common stock. The following table reconciles adjusted net income to net income for the three months ended September 30, 2018 and 2017:

	(unaudited)
	Quarter Ended:
	September 30, 2018	September 30, 2017
Net income (loss)	$(582,891)	$217,695
Change in fair value of warrant liability	—	(48,380)
Adjusted net income (loss)	$(582,891)	$169,315
% of revenue	-7%	2%

Our adjusted net loss for the three months ended September 30, 2018 was approximately $583,000, as compared to adjusted net income of approximately $169,000 for the three months ended September 30, 2017. The decrease in adjusted net income in the first quarter of fiscal 2019 was caused by a decrease in gross margin of approximately $246,000, an increase in new product development costs of approximately $89,000, an additional $91,000 in SG&A expenses related to the transition of the Irvington Facility, and an approximately $584,000 unfavorable difference in foreign exchange gains and losses, partially offset by an approximately $237,000 favorable difference in the provision for income taxes.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are non-GAAP financial measures used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation's financial position and core operating performance. Investors sometimes use EBITDA, as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not necessarily a good indicator of a business's cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 warrants. The fair value of the June 2012 warrants was re-measured each reporting period until the warrants were either exercised or expired (which expiration occurred on December 11, 2017). Each reporting period, the change in the fair value of the June 2012 warrants was either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 warrants was not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three months ended September 30, 2018 and 2017:

	(unaudited)
	Quarter Ended:
	September 30, 2018	September 30, 2017
Net income (loss)	$(582,891)	$217,695
Depreciation and amortization	862,146	804,658
Provision for income taxes	(178,960)	57,984
Interest expense	145,013	201,261
EBITDA	245,308	1,281,598
Change in fair value of warrant liability	—	(48,380)
Adjusted EBITDA	$245,308	$1,233,218
% of revenue	3%	16%

Our adjusted EBITDA for the three months ended September 30, 2018 was approximately $245,000, compared to approximately $1.2 million for the three months ended September 30, 2017. The decrease in adjusted EBITDA in the first quarter of fiscal 2019 was caused by a decrease in gross margin of approximately $246,000, an increase in new product development costs of approximately $89,000, an additional $91,000 in SG&A expenses related to the transition of the Irvington Facility, and an approximately $584,000 unfavorable difference in foreign exchange gains and losses.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated September 7, 2018, by and between LightPath Technologies, Inc. and Avidbank, which was filed as Exhibit 10.21 to our Annual Report on Form 10-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 13, 2018, and is incorporated herein by reference thereto.

10.2
Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated October 30, 2018, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on November 1, 2018, and is incorporated herein by reference thereto.

10.3
Affirmation of Guarantee of Geltech, Inc., which was filed as Exhibit 10.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on November 1, 2018, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 8, 2018	By:	/s/ J. James Gaynor
J. James Gaynor
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer