Form 10-Q
period 2019-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2019-05-09
CIK 889971

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
N/A
----------------------------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X]	Smaller reporting company [ X ]
Emerging growth company [ ]

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

25,813,895 shares of common stock, Class A, $.01 par value, outstanding as of May 6, 2019.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2018. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

  PART I
Financial Information
Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$4,641,457	$5,508,620
Restricted cash	-	1,000,000
Trade accounts receivable, net of allowance of $27,145 and $13,364	5,899,062	5,370,508
Inventories, net	7,586,734	6,404,741
Other receivables	3,789	46,574
Prepaid expenses and other assets	934,068	1,058,610
Total current assets	19,065,110	19,389,053

Property and equipment, net	12,520,168	11,809,241
Intangible assets, net	8,120,826	9,057,970
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	1,030,000	624,000
Other assets	319,021	381,945
Total assets	$46,910,030	$47,117,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,424,960	$2,032,834
Accrued liabilities	789,886	685,430
Accrued payroll and benefits	1,194,182	1,228,120
Loans payable, current portion	581,350	1,458,800
Capital lease obligation, current portion	401,666	307,199
Total current liabilities	5,392,044	5,712,383

Capital lease obligation, less current portion	673,659	550,127
Deferred rent	633,526	377,364
Loans payable, less current portion	5,140,837	5,119,796
Total liabilities	11,840,066	11,759,670

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 25,813,895 and 25,764,544
shares issued and outstanding	258,139	257,645
Additional paid-in capital	230,226,315	229,874,823
Accumulated other comprehensive income	752,675	473,508
Accumulated deficit	(196,167,165)	(195,248,532)
Total stockholders’ equity	35,069,964	35,357,444
Total liabilities and stockholders’ equity	$46,910,030	$47,117,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue, net	$7,905,582	$8,503,628	$25,003,810	$24,437,094
Cost of sales	4,799,913	5,211,602	15,313,825	14,344,015
Gross margin	3,105,669	3,292,026	9,689,985	10,093,079
Operating expenses:
Selling, general and administrative	2,431,819	2,362,578	7,414,550	7,054,996
New product development	505,636	384,380	1,494,412	1,178,849
Amortization of intangibles	283,521	329,270	937,143	987,812
(Gain) loss on disposal of property and equipment	(136,125)	—	(92,868)	3,315
Total operating costs and expenses	3,084,851	3,076,228	9,753,237	9,224,972
Operating income (loss)	20,818	215,798	(63,252)	868,107
Other income (expense):
Interest expense, net	(275,233)	342,796	(573,535)	(52,212)
Change in fair value of warrant liability	—	—	—	(194,632)
Other income (expense), net	64,267	484,531	(322,339)	927,383
Total other income (expense), net	(210,966)	827,327	(895,874)	680,539
Income (loss) before income taxes	(190,148)	1,043,125	(959,126)	1,548,646
Income tax provision (benefit)	161,870	(183,154)	(40,493)	(318,678)
Net income (loss)	$(352,018)	$1,226,279	$(918,633)	$1,867,324
Foreign currency translation adjustment	53,327	77,477	279,167	200,886
Comprehensive income (loss)	$(298,691)	$1,303,756	$(639,466)	$2,068,210
Earnings (loss) per common share (basic)	$(0.01)	$0.05	$(0.04)	$0.08
Number of shares used in per share calculation (basic)	25,810,681	25,546,512	25,788,286	24,763,458
Earnings (loss) per common share (diluted)	$(0.01)	$0.04	$(0.04)	$0.07
Number of shares used in per share calculation (diluted)	25,810,681	27,281,010	25,788,286	26,618,956

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2018	25,764,544	$257,645	$229,874,823	$473,508	$(195,248,532)	$35,357,444
Issuance of common stock for:
Employee Stock Purchase Plan	9,061	91	20,750	—	—	20,841
Stock-based compensation on stock options & RSUs	—	—	93,910	—	—	93,910
Foreign currency translation adjustment	—	—	—	173,047	—	173,047
Net loss	—	—	—	—	(582,891)	(582,891)
Balances at September 30, 2018	25,773,605	$257,736	$229,989,483	$646,555	$(195,831,423)	$35,062,351
Issuance of common stock for:
Exercise of stock options & RSUs, net	15,667	157	4,104	—	—	4,261
Stock-based compensation on stock options & RSUs	—	—	103,905	—	—	103,905
Foreign currency translation adjustment	—	—	—	52,793	—	52,793
Net income	—	—	—	—	16,276	16,276
Balances at December 31, 2018	25,789,272	$257,893	$230,097,492	$699,348	$(195,815,147)	$35,239,586
Issuance of common stock for:
Exercise of stock options, net	12,813	128	9,378	—	—	9,506
Employee Stock Purchase Plan	11,810	118	20,963	—	—	21,081
Stock-based compensation on stock options & RSUs	—	—	98,482	—	—	98,482
Foreign currency translation adjustment	—	—	—	53,327	—	53,327
Net loss	—	—	—	—	(352,018)	(352,018)
Balances at March 31, 2019	25,813,895	$258,139	$230,226,315	$752,675	$(196,167,165)	$35,069,964

Balances at June 30, 2017	24,215,733	$242,157	$225,492,252	$295,396	$(196,308,636)	$29,721,169
Issuance of common stock for:
Exercise of warrants	25,000	250	30,000	—	—	30,250
Employee Stock Purchase Plan	7,093	71	19,009	—	—	19,080
Reclassification of warrant liability upon exercise	—	—	34,500	—	—	34,500
Stock-based compensation on stock options & RSUs	—	—	92,241	—	—	92,241
Foreign currency translation adjustment	—	—	—	54,147	—	54,147
Net income	—	—	—	—	217,695	217,695
Balances at September 30, 2017	24,247,826	$242,478	$225,668,002	$349,543	$(196,090,941)	$30,169,082
Exercise of warrants	408,810	4,088	504,980	—	—	509,068
Exercise of stock options	46,250	463	103,238	—	—	103,701
Reclassification of warrant liability upon exercise	—	—	650,632	—	—	650,632
Stock-based compensation on stock options & RSUs	—	—	377,367	—	—	377,367
Foreign currency translation adjustment	—	—	—	69,262	—	69,262
Net income	—	—	—	—	423,351	423,351
Balances at December 31, 2017	24,702,886	$247,029	$227,304,219	$418,805	$(195,667,590)	$32,302,463
Exercise of warrants	—	—	(5,000)	—	—	(5,000)
Employee Stock Purchase Plan	12,887	129	29,382	—	—	29,511
Exercise of stock options	47,563	475	89,974	—	—	90,449
Settlement of Sellers Note	967,208	9,672	2,237,392	—	—	2,247,064
Stock-based compensation on stock options & RSUs	—	—	93,187	—	—	93,187
Foreign currency translation adjustment	—	—	—	77,477	—	77,477
Net income	—	—	—	—	1,226,278	1,226,278
Balances at March 31, 2018	25,730,544	$257,305	$229,749,154	$496,282	$(194,441,312)	$36,061,429

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(918,633)	$1,867,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,540,963	2,492,003
Interest from amortization of debt costs	112,618	13,704
(Gain) loss on disposal of property and equipment	(92,868)	3,315
Stock-based compensation on stock options & RSUs, net	296,297	279,397
Provision for doubtful accounts receivable	(4,436)	(11,868)
Change in fair value of warrant liability	—	194,632
Change in fair value of Sellers Note	—	(396,163)
Deferred rent amortization	(52,720)	(58,234)
Inventory write-offs to reserve	3,193	134,052
Deferred tax benefit	(406,000)	(205,884)
Changes in operating assets and liabilities:
Trade accounts receivable	(523,661)	312,026
Other receivables	42,575	(29,018)
Inventories	(1,614,551)	(1,013,201)
Prepaid expenses and other assets	181,200	(409,137)
Accounts payable and accrued liabilities	461,970	(500,237)
Net cash provided by operating activities	25,947	2,672,711

Cash flows from investing activities:
Purchase of property and equipment	(1,673,482)	(2,481,715)
Proceeds from sale of equipment	316,750	—
Net cash used in investing activities	(1,356,732)	(2,481,715)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,767	194,150
Proceeds from sale of common stock from Employee Stock Purchase Plan	41,922	48,591
Loan costs	(92,860)	(60,453)
Borrowings on loan payable	5,813,500	2,942,583
Proceeds from exercise of warrants, net of costs	—	534,318
Payments on loan payable	(6,686,167)	(4,351,836)
Payments on capital lease obligations	(244,210)	(196,790)
Net cash used in financing activities	(1,154,048)	(889,437)
Effect of exchange rate on cash and cash equivalents	617,670	(998,410)
Change in cash and cash equivalents and restricted cash	(1,867,163)	(1,696,851)
Cash and cash equivalents and restricted cash, beginning of period	6,508,620	8,085,015
Cash and cash equivalents and restricted cash, end of period	$4,641,457	$6,388,164

Supplemental disclosure of cash flow information:
Interest paid in cash	$379,539	$417,550
Income taxes paid	$297,599	$562,491
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$462,209	$306,220
Reclassification of warrant liability upon exercise	—	$685,132
Derecognition of liability associated with stock option grants	—	$283,399
Conversion of Sellers Note to Common Stock	—	$2,247,064

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

Recently Adopted Accounting Standards

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The standard, along with the amendments issued in 2016 and 2015, provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the previous revenue guidance. ASU 2014-9 is required to be adopted, using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-9; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-9 recognized at the date of initial application and providing certain additional disclosures. This standard, as amended, is effective for annual and interim periods beginning after December 15, 2017 and permits entities to early adopt for annual and interim reporting periods beginning after December 15, 2016. We adopted this standard as of July 1, 2018, using the modified retrospective transition method. The impact on the Consolidated Financial Statements upon adoption of this standard was immaterial. For additional information, see Note 3, Revenue, to these unaudited Condensed Consolidated Financial Statements.

Income Taxes – In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-16 was effective for us beginning in the first quarter of fiscal 2019. We adopted this standard effective July 1, 2018, and there was no significant impact on the unaudited Condensed Consolidated Financial Statements upon the adoption of this standard.

Compensation – Stock Compensation – In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 was effective for us beginning in the first quarter of fiscal 2019. We adopted this standard effective July 1, 2018, and there was no impact on the unaudited Condensed Consolidated Financial Statements upon the adoption of this standard.

There have been no other material changes to our significant accounting policies during the nine months ended March 31, 2019, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Recent Accounting Standards Yet to be Adopted

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. Our current operating lease portfolio is primarily comprised of real estate leases. Upon adoption of this standard, we expect our Consolidated Balance Sheet to include a right-of-use asset and liability related to substantially all operating lease arrangements. ASU 2016-02 is effective for us beginning in the first quarter of our fiscal year ending June 30, 2020.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2018 and March 31, 2019.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Our revenue by product group for the three and nine months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,		Nine Months EndedMarch 31,
	2019	2018	2019	2018
PMO	$3,351,916	$3,603,670	$10,590,111	$10,144,516
Infrared Products	3,833,969	4,149,026	12,524,741	11,987,377
Specialty Products	719,697	750,932	1,888,958	2,305,201
Total revenue	$7,905,582	$8,503,628	$25,003,810	$24,437,094

4.
Inventories

The components of inventories include the following:

	March 31, 2019	June 30, 2018
Raw materials	$3,104,825	$2,309,454
Work in process	2,588,073	2,506,891
Finished goods	2,687,663	2,263,121
Allowance for obsolescence	(793,827)	(674,725)
	$7,586,734	$6,404,741

The value of tooling in raw materials was approximately $1.9 million and $1.6 million at March 31, 2019 and June 30, 2018, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Lives (Years)	2019	2018

Manufacturing equipment	5 - 10	$17,688,302	$16,534,124
Computer equipment and software	3 - 5	667,175	513,681
Furniture and fixtures	5	288,474	199,872
Leasehold improvements	5 - 7	1,989,263	1,350,482
Construction in progress		858,611	954,317
Total property and equipment		21,491,825	19,552,476

Less accumulated depreciation and amortization		(8,971,657)	(7,743,235)
Total property and equipment, net		$12,520,168	$11,809,241

6.             Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the nine months ended March 31, 2019, and there have been no events of changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Identifiable intangible assets were comprised of:

	Useful	March 31,	June 30,
	Lives (Years)	2019	2018
Customer relationships	15	$3,590,000	$3,590,000
Backlog	2	366,000	366,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Non-compete agreement	3	27,000	27,000
Total intangible assets		11,069,000	11,069,000
Less accumulated amortization		(2,948,174)	(2,011,030)
Total intangible assets, net		$8,120,826	$9,057,970

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2019 (remaining three months)	$283,520
June 30, 2020	1,129,342
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023 and later	4,457,798
$8,120,826

7.   Accounts Payable

The accounts payable balance as of March 31, 2019 and June 30, 2018 both include approximately $82,000 of earned but unpaid Board of Directors’ fees.

8.   Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Income (loss) before income taxes	$(190,148)	$1,043,125	$(959,126)	$1,548,646
Income tax provision (benefit)	$161,870	$(183,154)	$(40,493)	$(318,678)
Effective income tax rate	-85%	-18%	4%	-21%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (“U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended March 31, 2019, the provision for income taxes is primarily attributable to tax expense on income generated in China. For the nine months ended March 31, 2019, we recorded a net income tax benefit, representing a tax benefit on losses in the U.S. jurisdiction, offset by tax expense on income generated in China. The income tax benefit for the three and nine months ended March 31, 2018 was primarily related to discrete income tax items related to our non-U.S. operations. First, the statutory tax rate applicable to one of our Chinese subsidiaries, LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), was lowered from 25% to 15% in accordance with an incentive program for technology companies. The rate change occurred during the three months ended December 31, 2017, and applied to LPOIZ’s 2017 tax year, beginning on January 1, 2017. Accordingly, we recorded a tax benefit during the nine months ended March 31, 2018 related to this retroactive rate change. Second, the Republic of Latvia enacted income tax reform effective January 1, 2018, which resulted in a tax benefit from the reduction of the previously recorded net deferred tax liability to zero during the three months ended March 31, 2018.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2019, and June 30, 2018, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

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

During the quarter ended December 31, 2018, we completed our accounting of the income tax impact from the enactment of the 2017 Act and there were no material changes from the estimates reported in our Annual Report on Form 10-K for the year ended June 30, 2018. The 2017 Act provides for a one-time transition tax on our post-1986 foreign E&P that have not been previously repatriated. We determined that our foreign E&P was approximately $9.9 million and we do not owe any one-time transition tax due to the utilization of U.S. NOL carryforward benefits against these earnings. We have also completed our evaluation of the U.S. federal corporate income tax impacts of the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions of the 2017 Act, and our tax expense includes the impact of these provisions as a period cost in our effective tax rate.

Income Tax Law of the People’s Republic of China
Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of March 31, 2019, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

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

The following table shows total stock-based compensation expense for the nine months ended March 31, 2019 and 2018 included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Nine Months EndedMarch 31,
	2019	2018

Stock options	$32,963	$29,450
RSUs	263,334	249,947
Total	$296,297	$279,397

The amounts above were included in:
Selling, general & administrative	$294,859	$274,005
Cost of sales	1,620	4,388
New product development	(182)	1,004
	$296,297	$279,397

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $3,856 and $4,879 for the nine months ended March 31, 2019 and 2018, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine months ended March 31, 2019 and 2018. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

For stock options granted under the Omnibus Plan or SICP, as applicable, in the nine-month periods ended March 31, 2019 and 2018, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended March 31,
	2019	2018
Weighted-average expected volatility	56%-69%	63% - 75%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	2.65%-3.00%	1.28% - 1.80%
Weighted-average expected term, in years	2.53	7.25

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the nine months ended March 31, 2019 is presented below:

		Stock Options		Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2018	1,005,129	$1.77	6.3	1,649,353	0.9

Granted	13,058	$2.10	9.6	229,509	2.6
Exercised	(17,610)	$1.08	—	(14,336)	—
Cancelled/Forfeited	(20,652)	$1.17	—	—	—
March 31, 2019	979,925	$1.80	5.7	1,864,526	0.9

Awards exercisable/
vested as of
March 31, 2019	864,980	$1.70	5.4	1,464,382	—

Awards unexercisable/
unvested as of
March 31, 2019	114,945	$2.55	8.0	400,144	0.9
	979,925			1,864,526

RSU awards vest immediately or from two to four years from the grant date.

As of March 31, 2019, there was approximately $589,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share options and RSUs) granted. We expect to recognize the compensation cost as follows:

	Stock
	Options	RSUs	Total
Three months ending June 30, 2019	3,498	62,032	65,530

Year ending June 30, 2020	8,926	289,944	298,870

Year ending June 30, 2021	5,939	169,978	175,917

Year ending June 30, 2022	2,021	46,654	48,675
	$20,384	$568,608	$588,992

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net income (loss)	$(352,018)	$1,226,279	$(918,633)	$1,867,324

Weighted-average common shares outstanding:
Basic number of shares	25,810,681	25,546,512	25,788,286	24,763,458

Effect of dilutive securities:
Options to purchase common stock	-	295,055	-	355,858
RSUs	-	1,439,443	-	1,381,190
Common stock warrants	-	-	-	118,450
Diluted number of shares	25,810,681	27,281,010	25,788,286	26,618,956

Earnings (loss) per common share:
Basic	$(0.01)	$0.05	$(0.04)	$0.08
Diluted	$(0.01)	$0.04	$(0.04)	$0.07

The following potential weighted-average dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Options to purchase common stock	985,842	748,326	999,612	732,350
RSUs	1,864,526	209,911	1,755,893	208,138
Common stock warrants	-	-	-	108,924
	2,850,368	958,237	2,755,505	1,049,412

11.
Lease Commitments

We lease various facilities under non-cancelable operating leases, expiring through 2022. Our leased facilities are located in Orlando, Florida; Irvington, New York; Riga, Latvia; Shanghai, China; and Zhenjiang, China. Rent expense totaled approximately $817,000 and $779,000 during the nine months ended March 31, 2019 and 2018, respectively.

We currently have obligations under five capital lease agreements, entered into during fiscal years 2016, 2017, 2018, and 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment, which are included as part of property and equipment. Assets under capital lease include approximately $1.9 million in manufacturing equipment, with accumulated amortization of approximately $822,000 as of March 31, 2019. Amortization related to capital lease assets is included in depreciation and amortization expense.

The approximate future minimum lease payments under capital and operating leases at March 31, 2019 were as follows:

	Capital Leases	Operating Leases
Fiscal year ending:
June 30, 2019 (three months remaining)	$119,903	$252,000
June 30, 2020	456,731	921,000
June 30, 2021	382,086	678,000
June 30, 2022	205,916	557,000
June 30, 2023	33,294	101,000
Total minimum payments	1,197,930	$2,509,000
Less imputed interest	(122,605)
Present value of minimum lease payments included in capital lease obligations	1,075,325
Less current portion	(401,666)
Non-current portion	$673,659

12.
Loans Payable

Avidbank Loan

Until February 26, 2019, loans payable consisted of the Term II Loan (as defined below) payable to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”), pursuant to the Second Amended and Restated Loan and Security Agreement (the “LSA”) entered into on December 21, 2016, as amended by the First Amendment to the LSA dated December 20, 2017 (the “First Amendment”), the Second Amendment to the LSA dated January 16, 2018 (the “Second Amendment”), the Third Amendment to the LSA dated May 11, 2018 (the “Third Amendment”), the Fourth Amendment to the LSA dated September 7, 2018 (the “Fourth Amendment”), and the Fifth Amendment to the LSA dated October 30, 2018 (the “Fifth Amendment,” and together with the LSA, First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, the “Amended LSA”). The First Amendment and Third Amendment are discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note 18, Loans Payable, in our latest Annual Report on Form 10-K for the year ended June 30, 2018. The Second Amendment, Fourth Amendment, and Fifth Amendment are discussed below. The Amended LSA also provided for a working capital revolving line of credit (the “Revolving Line”).

Pursuant to the Amended LSA, Avidbank agreed to, in its discretion, make loan advances under the Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed the lesser of (i) One Million Dollars ($1,000,000), or (ii) eighty percent (80%) (the “Maximum Advance Rate”) of the aggregate balance of our eligible accounts receivable, as determined by Avidbank in accordance with the Amended LSA. Amounts borrowed under the Revolving Line could be repaid and re-borrowed at any time prior to the Revolving Maturity Date (as defined below), at which time all amounts were immediately due and payable. There were no borrowings under the Revolving Line during the nine months ended March 31, 2019. As of February 26, 2019, the date on which we terminated the Amended LSA, there was no outstanding balance under the Revolving Line.

Our obligations under the Amended LSA were collateralized by a first priority security interest (subject to permitted liens) in cash, U.S. inventory, accounts receivable and equipment. In addition, our wholly-owned subsidiary, Geltech, Inc., guaranteed our obligations under the Amended LSA.

The Amended LSA contained customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; (v) limitations on certain investments; and (vi) limitations on the amount of cash held in financial institutions in Latvia. Additionally, the Amended LSA required us to maintain a fixed charge coverage ratio (as defined in the Amended LSA) of at least 1.15 to 1.00 and an asset coverage ratio (as defined in the Amended LSA) of at least 1.50 to 1.00.

On January 16, 2018, we entered into the Second Amendment, which established a new loan in the original principal amount of $7,294,000 (the “Term II Loan”), the proceeds of which were used to pay in full the previously outstanding acquisition term loan, and a portion of a note payable to the sellers of ISP (the “Sellers Note”). Contemporaneous with this transaction, the Sellers Note was satisfied in full with the issuance of 967,208 shares of our Class A common stock, with the remaining balance paid in cash. The Term II Loan was for a five-year term, and bore interest at a per annum rate equal to two percent (2.0%) above the Prime Rate; provided, however, that at no time would the applicable rate be less than five-and-one-half percent (5.50%) per annum.

On September 7, 2018, we entered into the Fourth Amendment. Pursuant to the Fourth Amendment, Avidbank granted us a waiver of default arising prior to the Fourth Amendment from our failure to comply with the fixed charge coverage ratio covenant measured on June 30, 2018. Based on the waiver, we were no longer in default on the Term II Loan or the Revolving Line. The Fourth Amendment also provided for the restriction of $1 million of the Company’s cash, which would be released upon two consecutive quarters of compliance with the fixed charge coverage ratio covenant, and so long as no event of default has occurred that is continuing on that date. The Fourth Amendment also provided that during the restrictive period, the calculation of the fixed charge coverage ratio would be determined as if the outstanding principal amount of the Term II Loan is $1 million less than the actual outstanding principal amount of the Term II Loan.

On October 30, 2018, we entered into the Fifth Amendment, which amended the definition of “Adjusted EBITDA” to allow for the addback of certain one-time expenses for purposes of determining the fixed charge coverage ratio and compliance with the related covenant. The Fifth Amendment also extended the maturity date of the Revolving Line from December 21, 2018 to March 21, 2019. As discussed in more detail below, on February 26, 2019, we entered into the Loan Agreement (as defined below) with BankUnited, N.A. (“BankUnited”), and used the proceeds from the BankUnited Term Loan (as defined below) to pay in full, all outstanding amounts owed pursuant to the Term II Loan. Accordingly, as of March 31, 2019, there was no outstanding balance under the Term II Loan.

BankUnited Loan

On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”).

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the "Amendment" and, together with the Loan Agreement, the "Amended Loan Agreement").  The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties' understandings at the time the Loan Agreement was executed.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable.  The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the Term II Loan, and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of March 31, 2019, the applicable interest rate was 5.24%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term.

Security and Guarantees

Our obligations under the Amended Loan Agreement are collateralized by a first priority security interest (subject to permitted liens) in all of our assets and the assets of our U.S. subsidiaries, GelTech, Inc. (“GelTech”) and ISP, pursuant to a Security Agreement granted by GelTech, ISP, and us in favor of BankUnited. Our equity interests in, and the assets of, our foreign subsidiaries are excluded from the security interest.  In addition, all of our subsidiaries have guaranteed our obligations under the Amended Loan Agreement and related documents, pursuant to Guaranty Agreements executed by us and our subsidiaries in favor of BankUnited.

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of March 31, 2019, we are in compliance with all required covenants.

We may prepay any or all of the Loans in whole or in part at any time, without penalty or premium. Late payments are subject to a late fee equal to five percent (5%) of the unpaid amount. Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above the 30-day LIBOR applicable immediately prior to the occurrence of the event of default.  The Amended Loan Agreement contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality.

Financing costs incurred were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $113,000 and $13,700 is included in interest expense for the nine months ended March 31, 2019 and 2018, respectively. For the three and nine months ended March 31, 2019, this includes approximately $94,000 of previously unamortized financing costs related to the Term II Loan, which were expensed as of February 26, 2019 when this note was paid in full.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2019 (three months remaining)	$145,340	$(4,566)	$140,774
June 30, 2020	581,350	$(18,263)	563,087
June 30, 2021	581,350	$(18,263)	563,087
June 30, 2022	581,350	$(18,263)	563,087
June 30, 2023	581,350	$(18,263)	563,087
June 30, 2024	3,342,760	$(13,695)	3,329,065
Total payments	$5,813,500	$(91,313)	$5,722,187
Less current portion			(581,350)
Non-current portion			$5,140,837

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. During the nine months ended March 31, 2019 and 2018, we recognized a loss of approximately $323,000 and a gain of approximately $855,000 on foreign currency transactions, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.” Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a gain of approximately $279,000 and $201,000 for the nine months ended March 31, 2019 and 2018, respectively.

Our cash and cash equivalents totaled $4.6 million at March 31, 2019. Of this amount, approximately 65% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings in China must equal at least 150% of the registered capital before any funds can be repatriated. As of March 31, 2019, we have retained earnings in China of approximately $3.3 million and we need to have $11.3 million before repatriation will be allowed.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018
Assets	$16.4 million	$14.7 million	$7.9 million	$6.4 million
Net assets	$14.0 million	$12.6 million	$7.2 million	$5.9 million

14.
Restructuring Costs

In July 2018, we announced the relocation and consolidation of ISP’s New York facility (the “Irvington Facility”) into our existing facilities in Orlando, Florida and Riga, Latvia. We record charges for restructuring and other exit activities related to the closure or relocation of business activities at fair value, when incurred. Such charges include termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. For the nine months ended March 31, 2019, we recorded approximately $394,000 in expenses related to the relocation of the Irvington Facility. These charges were mostly incurred during the three months ended December 31, 2018, and are included as a component of the “Selling, general and administrative” expenses line item in our unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). We estimate that we will incur an additional $250,000 in expenses through June 30, 2019 related to this facility relocation. We expect the relocation to be substantially completed by that date. As of that date, we will have a remaining lease obligation of up to $433,000, which will be accrued once we have fully vacated the facility.

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

In December 2016, we acquired ISP and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high-performance lens assemblies. Historically, ISP’s Irvington Facility functioned as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. In July 2018, we announced plans to relocate this manufacturing facility to our existing facilities in Orlando, Florida and Riga, Latvia. We expect the relocation to occur in phases through the end of fiscal 2019. ISP Latvia’s manufacturing facility is located in Riga, Latvia (the “Riga Facility”). It is a manufacturer of high-precision optics and offers a full range of infrared products, including catalog and custom infrared optics. For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Our infrared product group is comprised of both molded and turned infrared lenses and assemblies, and includes all of the products offered by ISP. Near the end of fiscal 2018, we announced comprehensive production capabilities and global availability for a new line of infrared lenses made of a chalcogenide compound. We developed this compound and grow it internally to produce Black Diamond glass, which has been trademarked, and is marketed as BD6. Currently, the majority of our infrared products are germanium-based, which is subject to market pricing and availability. BD6 offers a lower-cost alternative to germanium, which we expect will benefit the cost structure of some of our current infrared products, and allow us to expand our product offerings in response to the markets’ increasing requirement for low-cost infrared optics applications.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2019, compared to three months ended March 31, 2018

Revenues:
Revenue for the third quarter of fiscal 2019 was approximately $7.9 million, a decrease of approximately $598,000, or 7%, as compared to the same period of the prior fiscal year. Revenue generated by PMO products was approximately $3.4 million for the third quarter of fiscal 2019, as compared to $3.6 million in the same period of fiscal 2018, a decrease of approximately $252,000, or 7%. Although sales of PMO products to customers in the telecommunications and industrial markets increased by approximately $452,000 and $113,000, respectively, these increases were offset by decreases in sales to customers across our other markets. Revenue generated by infrared products was approximately $3.8 million in the third quarter of fiscal 2019, a decrease of approximately $315,000, or 8%, compared to approximately $4.1 million in the same period of fiscal 2018. The decrease was primarily due to lower custom business sales to customers in the industrial market. Revenue generated by specialty products, which includes revenue for NRE projects, was approximately $720,000 in the third quarter of fiscal 2019, a decrease of approximately $31,000, or 4%, as compared to approximately $751,000 in the same period of fiscal 2018. This decrease is primarily due to lower sales to customers in the defense and medical markets, partially offset by increases in sales to customers in the industrial market, as well as an increase in catalog and distribution sales.

Cost of Sales and Gross Margin:
Gross margin in the third quarter of fiscal 2019 was approximately $3.1 million, a decrease of 6%, as compared to approximately $3.3 million in the same quarter of the prior fiscal year. Gross margin as a percentage of revenue remained at 39% for the third quarter of fiscal 2019, compared to the same period of the prior fiscal year. Total cost of sales was approximately $4.8 million for the third quarter of fiscal 2019, a decrease of approximately 8%, compared to $5.2 million for the same period of the prior fiscal year. The decrease is driven by lower sales, offset by other cost increases, including higher duties and freight charges resulting from newly effective tariffs, and elevated costs including labor costs, manufacturing inefficiencies, and increased overhead expenses associated with the relocation of our Irvington Facility. Although we expect to have higher costs for the remainder of fiscal 2019, we expect costs and operating performance to improve after the relocation of the Irvington Facility is completed during the fourth quarter of fiscal 2019.

Selling, General and Administrative:
Selling, general and administrative (“SG&A”) costs for the third quarter of fiscal 2019 were approximately $2.4 million, an increase of approximately 3%, as compared to approximately $2.4 million in the same quarter of the prior fiscal year. SG&A for the third quarter of fiscal 2019 included approximately $103,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing facilities in Orlando, Florida, and Riga, Latvia. We expect SG&A costs will continue to be elevated for the remainder of fiscal 2019, as we continue to incur expenses related to this facility relocation. We expect the relocation to conclude during the fourth quarter of fiscal 2019, and on a long-term basis, we expect the consolidation of our manufacturing facilities to reduce our operating and overhead costs.

New Product Development:
New product development costs were approximately $506,000 in the third quarter of fiscal 2019, an increase of approximately $121,000, or 32%, as compared to the same period of the prior fiscal year. This increase was primarily due to increased wages related to additional engineering employees to support the demand for development. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2019.

Other Income (Expense):
In the third quarter of fiscal 2019, interest expense was approximately $275,000, compared to net interest income of approximately $343,000 in the same period of the prior fiscal year. The difference in interest expense and income is due to discrete items that occurred in each period. Interest expense for the three months ended March 31, 2019 includes non-recurring costs associated with the Term II Loan upon refinancing, including the write-off of previously unamortized debt costs. For the three months ended March 31, 2018, net interest income included a gain of approximately $467,000 associated with the satisfaction of the Sellers Note, in full, and the reversal of the related fair value adjustment liability. We expect interest expense to be lower during the remainder of fiscal 2019 due to more favorable terms associated with the new BankUnited Term Loan.

Other income, net, was approximately $64,000 in the third quarter of fiscal 2019, compared to approximately $485,000 in the third quarter of fiscal 2018, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the third quarter of fiscal 2019, we incurred a gain on foreign currency translation of approximately $65,000, compared to $446,000 for the same period of the prior fiscal year.

Income Taxes:
During the third quarter of fiscal 2019, we recorded income tax expense of approximately $162,000, compared to an income tax benefit of approximately $183,000 for the same period of the prior fiscal year. The income tax expense for the third quarter of fiscal 2019 is primarily attributable to income taxes on the income generated in China. The income tax benefit for the third quarter of fiscal 2018 was primarily related to tax reform enacted in the Republic of Latvia, which was effective January 1, 2018. Accordingly, we recorded an income tax benefit during the third quarter of fiscal 2018, due to the reduction of the previously recorded net deferred tax liability to zero. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income:
Net loss for the third quarter of fiscal 2019 was approximately $352,000, or $0.01 basic and diluted loss per share, compared to the third quarter of fiscal 2018, in which we reported net income of approximately $1.2 million, or $0.05 basic and $0.04 diluted earnings per share, respectively. The decrease in net income for the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018, is attributable to the following, which are primarily non-operating items: (i) a decrease in operating income of $195,000, due to additional expenses related to the relocation of the Irvington Facility and an increase in new product development costs, (ii) an unfavorable difference in interest expense of $618,000, due to the transactions described above, (iii) a decrease in foreign exchange gains of approximately $380,000, and (iv) a $345,000 decrease in the income tax benefit.

Weighted-average shares of common stock outstanding were 25,810,681 basic and diluted, in the third quarter of fiscal 2019, compared to basic and diluted of 25,546,512 and 27,281,010, respectively, in the third quarter of fiscal 2018. The increase in the basic weighted-average shares of common stock outstanding was due to shares of Class A common stock issued under the 2014 ESPP, and upon the exercises of stock options and RSUs.

Fiscal First Nine Months: Nine months ended March 31, 2019, compared to nine months ended March 31, 2018

Revenues:
Revenue for the first nine months of fiscal 2019 was approximately $25.0 million, an increase of approximately $567,000, or 2%, as compared to the same period of the prior fiscal year. Revenue generated by PMO products was approximately $10.6 million for the first nine months of fiscal 2019, as compared to $10.1 million in the same period of fiscal 2018, an increase of approximately $446,000, or 4%. The increase is primarily due to a $1.4 million increase in sales to customers in the telecommunications market, partially offset by decreases in sales to customers in the medical and commercial markets. Revenue generated by infrared products was approximately $12.5 million in the first nine months of fiscal 2019, an increase of approximately $537,000, or 4%, compared to approximately $12.0 million in the same period of fiscal 2018. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products. Revenue generated by our specialty products was approximately $1.9 million in the first nine months of fiscal 2019, a decrease of approximately $416,000, or 18%, compared to approximately $2.3 million in the same period of fiscal 2018. This decrease is partially due to the timing of NRE projects, as well as a decrease in sales of specialty products to customers in the commercial, industrial, and defense markets, partially offset by increased sales to medical customers.

Cost of Sales and Gross Margin:
Gross margin in the first nine months of fiscal 2019 was approximately $9.7 million, a decrease of 4%, as compared to approximately $10.1 million in same period of the prior fiscal year. Gross margin as a percentage of revenue was 39% for the first nine months of fiscal 2019, compared to 41% in the same period of the prior fiscal year. Total cost of sales was approximately $15.3 million for the first nine months of fiscal 2019, an increase of approximately $970,000, compared to $14.3 million for the same period of the prior fiscal year. The increase in cost of sales, and associated decrease in gross margin as a percentage of revenue, is primarily the result of a shift in mix within the infrared product group, coupled with other cost increases such as higher duties and freight charges resulting from newly effective tariffs, and elevated costs associated with the relocation of the Irvington Facility. With respect to the infrared sales mix, a higher percentage of sales was derived from contract sales and a smaller percentage of sales was derived from custom products for the first nine months of fiscal 2019, as compared to the same period of the prior fiscal year. While margins have historically been lower on contract sales, we began to see some benefit from our margin improvement efforts in the most recent quarter as we began shipping against a new contract. With respect to material costs, the standard material for our infrared products continues to be germanium, which has inherent pricing volatility. As we convert many of these products to our BD6 material, we expect our infrared margins to improve over time. While sales of infrared products made with this material have nearly doubled in the first nine months of fiscal 2019, as compared to the same period of the prior fiscal year, this still represents a small portion of our infrared revenue and, therefore, has not yet had a significant impact on our gross margin. Although we expect to have higher costs associated with the relocation of the Irvington Facility for the remainder of fiscal 2019, we expect costs to improve after the relocation of the Irvington Facility is completed during the fourth quarter of fiscal 2019.

Selling, General and Administrative:
SG&A costs for the first nine months of fiscal 2019 were approximately $7.4 million, an increase of approximately 5%, as compared to approximately $7.1 million in the same quarter of the prior fiscal year. SG&A for the first nine months of fiscal 2019 included approximately $394,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing facilities in Orlando, Florida, and Riga, Latvia. We expect SG&A costs to continue to be elevated for the remainder of fiscal 2019, due to this facility relocation. We expect the relocation to conclude during the fourth quarter of fiscal 2019, and on a long-term basis, we expect the consolidation of our manufacturing facilities to reduce our operating and overhead costs.

New Product Development:
New product development costs were approximately $1.5 million in the first nine months of fiscal 2019, an increase of approximately $316,000, or 27%, as compared to the same period of the prior fiscal year. This increase was primarily due to increased wages for additional engineering employees to support the demand for product development. We anticipate that these expenses will remain at current levels for the remainder of fiscal 2019.

Other Income (Expense):
In the first nine months of fiscal 2019, interest expense was approximately $574,000, compared to approximately $52,000 in the same period of the prior fiscal year. In the first nine months of fiscal 2019, interest expense was impacted by the write-off of debt costs associated with the termination of the Term II Loan, which was refinanced with the BankUnited Term Loan, both of which occurred on February 26, 2019. In the first nine months of fiscal 2018, net interest expense included a gain of approximately $467,000 associated with the satisfaction of the Sellers Note, in full, and the reversal of the related fair value adjustment liability. We expect interest expense to be lower during the remainder of fiscal 2019, due to more favorable terms associated with the BankUnited Term Loan.

In the first nine months of fiscal 2018, we recognized non-cash expense of approximately $194,000 related to the change in the fair value of the warrants issued in connection with our June 2012 private placement. The June 2012 warrants expired on December 11, 2017; therefore, there was no remaining warrant liability as of that date. Accordingly, we did not recognize any income or expense in the first nine months of fiscal 2019 related to these warrants.

Other expense, net, was approximately $322,000 in the first nine months of fiscal 2019, compared to other income, net, of approximately $927,000 in the same period of the prior fiscal year, primarily resulting from foreign exchange gains and losses. We execute all foreign sales from our Orlando and New York facilities and inter-company transactions in United States dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first nine months of fiscal 2019, we incurred a loss on foreign currency translation of approximately $323,000, compared to a gain of $855,000 for the same period of the prior fiscal year.

Income Taxes:
During the first nine months of fiscal 2019, we recorded an income tax benefit of approximately $40,000, compared to an income tax benefit of approximately $319,000 for the same period of the prior fiscal year. The decrease in our income tax benefit was primarily attributable to the mix of taxable income and losses generated in our various tax jurisdictions. For the first nine months of fiscal 2019, the net income tax benefit represents a tax benefit on losses in the U.S., offset by tax expense on income generated in China. For the first nine months of fiscal 2018, the net income tax benefit is primarily related to an adjustment for a retroactive statutory tax rate change for one of our Chinese subsidiaries, LPOIZ. In addition, effective January 1, 2018, the Republic of Latvia enacted tax reform, which resulted in a tax benefit, due to the reduction of the previously recorded net deferred tax liability to zero during the first nine months of fiscal 2018. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income (Loss):
Net loss for the first nine months of fiscal 2019 was approximately $919,000, or $0.04 basic and diluted loss per share, compared to the first nine months of fiscal 2018, in which we reported net income of approximately $1.9 million, or $0.08 basic and $0.07 diluted earnings per share, respectively. The decrease in net income for the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018, is primarily attributable to the following: (i) a decrease in gross margin of approximately $403,000, (ii) an additional $394,000 in SG&A expenses related to the relocation of the Irvington Facility, (iii) an increase in new product development costs of approximately $316,000, (iv) an increase in interest expense of $521,000, due to the transactions described above, (v) an approximately $1.2 million unfavorable difference in foreign exchange gains and losses, and (vi) a decrease in income tax benefits of $278,000. These decreases were offset by the absence of $194,000 in expenses related to the change in fair value of the warrant liability.

Weighted-average shares of common stock outstanding were 25,788,286, for both basic and diluted, in the first nine months of fiscal 2019, compared to basic and diluted shares of 24,763,458 and 26,618,956, respectively, in the first nine months of fiscal 2018. The increase in the basic weighted-average common stock shares was primarily due to the 967,208 shares of Class A common stock issued during the third quarter of fiscal 2018 in conjunction with the satisfaction of the Sellers Note, and, to a lesser extent, shares of Class A common stock issued under the 2014 ESPP, and upon the exercises of stock options and RSUs.

Liquidity and Capital Resources

At March 31, 2019, we had working capital of approximately $13.7 million and total cash and cash equivalents of approximately $4.6 million, of which approximately $3 million of cash and cash equivalents were held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China, the retained earnings in China must equal at least 150% of the registered capital. As of March 31, 2019, we had retained earnings of $3.3 million and we must have $11.3 million before repatriation will be allowed. Currently, we intend to permanently invest earnings from our foreign Chinese operations; therefore, we have not previously provided for future Chinese withholding taxes on the related earnings. However, if, in the future, we change such intention, we would provide for and pay additional foreign taxes, if any, at that time.

Loans payable as of March 31, 2019 consist of the BankUnited Term Loan pursuant to the Amended Loan Agreement. The Amended Loan Agreement also provides for the BankUnited Revolving Line. As of March 31, 2019, the outstanding balance on the BankUnited Term Loan was approximately $5.8 million, and we had no borrowings outstanding on the BankUnited Revolving Line. The Amended Loan Agreement includes certain customary covenants. We were in compliance with all covenants as of March 31, 2019. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We believe that we have adequate financial resources to sustain our current operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended, we are achieving results before additional funds are committed. We anticipate sales growth in future years, primarily from infrared products. We structured our sales team to enhance our incremental organic growth position for our core aspheric lens business, prime our operations for the anticipated high growth of our new infrared products, and allow for the integration of strategic acquisitions. We are also seeing a substantial increase in revenue-generating opportunities and broader market applications as a result of our investments in technologies that decreased our lens production costs and expanded our production capacity.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other discretionary spending, particularly sales and marketing related. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts continue to be directed toward improving cash flow and profitability. If our efforts are not successful, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:
Net cash used in financing activities was approximately $1.2 million in the first nine months of fiscal 2019, compared to approximately $890,000 used in the same period of the prior fiscal year. Cash used in financing activities for the first nine months of fiscal 2019 reflects approximately $1.2 million in principal payments on our loans and capital leases, net, offset by approximately $56,000 in proceeds from the exercise of stock options and from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first nine months of fiscal 2018 reflected approximately $1.7 million in principal payments on our loans and capital leases, net, offset by approximately $777,000 in proceeds from the exercise of our June 2012 warrants, proceeds from the exercise of stock options, and proceeds from the sale of Class A common stock under the 2014 ESPP.

Cash Flows – Operating and Investing:
Net cash provided by operations was approximately $26,000 for the first nine months of fiscal 2019, compared to cash provided by operations of approximately $2.7 million for the same period of the prior fiscal year. The decrease in cash flow from operations is primarily due to the decrease in net income for the first nine months of fiscal 2019, as compared to the same period of the prior fiscal year. In order to improve cash flow from operations, we need to continue to focus on sales growth and margin improvements, while managing selling, administrative, and new product development expenditures.

During the first nine months of fiscal 2019, we expended approximately $1.7 million in investments in capital equipment, compared to approximately $2.5 million in the same period of the prior fiscal year. The majority of our capital expenditures during the first nine months of fiscal 2019 were for the purchase of equipment to enhance our lens coating capabilities and capacity, to allow minimal disruption during the process of relocating our Irvington Facility, as well as to strategically expand our production capabilities in other areas. Capital expenditures for the first nine months of fiscal 2018 were related the purchase of equipment used to enhance or expand our production capacity and capabilities, as well as the costs for the expansion and improvements to LPOIZ’s Zhenjiang facility. Overall, we anticipate that the level of capital expenditures during fiscal 2019 will be lower than in fiscal 2018, however, the total amount expended will depend on opportunities and circumstances.

Contractual Obligations and Commitments

As of March 31, 2019, our principal commitments consisted of obligations under operating and capital leases, and debt agreements. No material changes occurred during the first nine months of fiscal 2019 in our contractual cash obligations to repay debt or to make payments under operating and capital leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018.

Off-Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report, if any, there have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Our 12-month backlog at March 31, 2019 was approximately $17.1 million, an increase of 34%, compared to $12.8 million as of June 30, 2018. Backlog growth rates for the last five fiscal quarters are as follows:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2018	$12,898	38%	5%
Q4 2018	$12,828	38%	-1%
Q1 2019	$13,994	9%	9%
Q2 2019	$18,145	41%	30%
Q3 2019	$17,137	34%	-6%

The increase in our 12-month backlog from the first quarter to the second quarter of fiscal 2019 was largely due to the renewal of a large annual contract during the second quarter, which we began shipping against during the third quarter of fiscal 2019. During the third quarter of fiscal 2019, we expected orders from customers based on previous purchase patterns, which did not occur. We believe these customers simply pushed back the timing of these orders. Thus, our shipments exceeded bookings, resulting in a 6% decrease in backlog as compared to the prior quarter end. However, backlog remains at a significantly higher level than the same period of the prior fiscal year.

We have experienced strong demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products is being further fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure. Over the past several years, we have broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing long-term opportunities for our technology roadmap and market share expansion. Based on our backlog and recent quote activity, we expect increases in revenue from sales of both molded and turned infrared products for the remainder of fiscal 2019.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and nine-month periods ended March 31, 2019 and 2018:

	Three months ended March 31,			Nine months ended March 31,
	2019	2018	Quarter % Change	2019	2018	Year-to-date % Change
Revenue
PMO	$3,351,916	$3,603,670	-7%	$10,590,111	$10,144,516	4%
Infrared Products	3,833,969	4,149,026	-8%	12,524,741	11,987,377	4%
Specialty Products	719,697	750,932	-4%	1,888,958	2,305,201	-18%
Total revenue	$7,905,582	$8,503,628	-7%	$25,003,810	$24,437,094	2%

Units
PMO	568,484	573,320	-1%	1,646,625	1,639,979	0%
Infrared Products	56,620	38,211	48%	144,653	101,140	43%
Specialty Products	17,310	12,684	36%	52,171	58,485	-11%
Total units	642,414	624,215	3%	1,843,449	1,799,604	2%

Three months ended March 31, 2019
Our revenue decreased approximately $598,000, or 7%, for the third quarter of fiscal 2019, as compared to the prior year period, due to similar decreases in all three product groups.

Revenue from the PMO product group for the third quarter of fiscal 2019 was $3.4 million, a decrease of approximately $252,000, or 7%, as compared to the same period of the prior fiscal year. Sales of PMO units decreased by 1%, as compared to the prior year period, however, average selling prices decreased 6%, due to the mix of products shipped. The decrease in revenue and units sold was primarily due to a shift in product mix with increases in sales to customers in the telecommunications and industrial markets, offset by decreases in our other markets.

Revenue generated by the infrared product group during the third quarter of fiscal 2019 was $3.8 million, a decrease of $315,000, or 8%, as compared to the same period of the prior fiscal year. During the third quarter of fiscal 2019, sales of infrared units increased by 48%, as compared to the prior year period, and average selling prices decreased by 38%. These changes are driven by an increase in sales of molded infrared products, which are higher in volume and lower in price than diamond turned infrared products. Industrial applications, firefighting cameras and other public safety applications are the primary drivers of the increased demand for infrared products.

In the third quarter of fiscal 2019, our specialty products revenue decreased by $31,000, or 4%, as compared to the same period of the prior fiscal year. This decrease is primarily due to lower sales to customers in the defense and medical markets, partially offset by increases in sales to customers in the industrial market, as well as an increase in catalog and distribution sales.

Nine months ended March 31, 2019
Our revenue increased approximately $567,000, or 2%, for the first nine months of fiscal 2019, as compared to the prior year period, driven by increases in both infrared and PMO, partially offset by a decrease in specialty product sales.

Revenue from the PMO product group for the first nine months of fiscal 2019 was approximately $10.6 million, an increase of approximately $446,000, or 4%, as compared to the same period of the prior fiscal year. Sales of PMO units were relatively flat, as compared to the prior year period, and average selling prices increased 4%, due to the mix of products shipped. The increase in revenue is primarily due to an increase in sales to customers in the telecommunications markets, partially offset by decreases in sales to customers in the medical and commercial markets. For the first nine months of fiscal 2019, average selling prices of telecommunications products are higher than in the same period of the prior fiscal year; however, average selling prices were lower for the most recent quarter.

Revenue generated by the infrared product group during the first nine months of fiscal 2019 was approximately $12.5 million, an increase of $537,000, or 4%, as compared to the same period of the prior fiscal year. During the first nine months of fiscal 2019, sales of infrared units increased by 43%, as compared to the prior year period, and average selling prices decreased by 27%. These changes are due to the following: (i) a shift in infrared revenue mix driven by a large-volume order, as compared to the first nine months of the prior fiscal year, and (ii) an increase in sales of molded infrared products, which are higher in volume and lower in price than diamond turned infrared products. Industrial applications, firefighting cameras and other public safety applications are the primary drivers of the increased demand for infrared products.

In the first nine months of fiscal 2019, our specialty products revenue decreased by $416,000, or 18%, as compared to the same period of the prior fiscal year. This decrease was primarily related to revenues generated for NRE projects. NRE revenue is project based and the timing of any such projects is wholly dependent on our customers and their project activity. The first nine months of fiscal 2018 included a large NRE project, which was not repeated in the first nine months of fiscal 2019. There was also a decrease in sales of specialty products to customers in the commercial, industrial and defense markets, partially offset by increased sales to medical customers.

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

We calculate adjusted net income by excluding the change in the fair value of the warrants issued in connection with our private placement in June 2012 from net income. The fair value of the June 2012 warrants was re-measured each reporting period until the warrants were exercised or expired (which expiration occurred on December 11, 2017). In each reporting period during the term of June 2012 warrants, the change in the fair value of the June 2012 warrants was either recognized as non-cash expense or non-cash income. The change in the fair value of the June 2012 warrants was not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A common stock. The following table reconciles adjusted net income to net income for the three and nine months ended March 31, 2019 and 2018:

	(unaudited)
	Quarter Ended:		Nine Months Ended:
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net income (loss)	$(352,018)	$1,226,279	$(918,633)	$1,867,324
Change in fair value of warrant liability	—	—	—	194,632
Adjusted net income (loss)	$(352,018)	$1,226,279	$(918,633)	$2,061,956
% of revenue	-4%	14%	-4%	8%

Our adjusted net loss for the third quarter of fiscal 2019 was approximately $352,000, as compared to adjusted net income of approximately $1.2 million for the same period of the prior fiscal year. The decrease in adjusted net income in the third quarter of fiscal 2019, is attributable to the following, which are primarily non-operating items: (i) decrease in operating income of $195,000, due to additional expenses related to the relocation of the Irvington Facility and an increase in new product development costs, (ii) an unfavorable difference in interest expense of $618,000, due to the refinancing transactions described above, (iii) a decrease in foreign exchange gains of approximately $400,000, and (iv) a $345,000 decrease in the income tax benefit.

Our adjusted net loss for the first nine months of fiscal 2019 was approximately $919,000, as compared to adjusted net income of approximately $2.1 million for the same period of the prior fiscal year. The decrease in adjusted net income in the first nine months of fiscal 2019 was caused by the following: (i) a decrease in gross margin of approximately $403,000, (ii) an increase in SG&A costs, including $394,000 in additional expenses related to the relocation of the Irvington Facility, (iii) an increase in new product development costs of approximately $316,000, (iv) an increase in interest expense of $521,000, due to the refinancing transactions described above, (v) an approximately $1.2 million unfavorable difference in foreign exchange gains and losses, and (vi) a decrease in income tax benefits of $278,000.

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

We also calculate an adjusted EBITDA, which excludes the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to our June 2012 warrants. The fair value of the June 2012 warrants was re-measured each reporting period until the warrants were either exercised or expired (which expiration occurred on December 11, 2017). Each reporting period, the change in the fair value of the June 2012 warrants was either recognized as a non-cash expense or non-cash income. The change in the fair value of the June 2012 warrants was not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A common stock. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations. We believe this adjusted EBITDA is helpful for investors to better understand our underlying business operations. The following table reconciles EBITDA and adjusted EBITDA to net income for the three and nine months ended March 31, 2019 and 2018:

	(unaudited)
	Quarter Ended:		Nine Months Ended:
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net income (loss)	$(352,018)	$1,226,279	$(918,633)	$1,867,324
Depreciation and amortization	857,287	866,329	2,540,963	2,492,003
Income tax provision (benefit)	161,870	(183,154)	(40,493)	(318,678)
Interest expense	275,233	(342,796)	573,535	52,212
EBITDA	942,372	1,566,658	$2,155,372	$4,092,861
Change in fair value of warrant liability	—	—	—	194,632
Adjusted EBITDA	$942,372	$1,566,658	$2,155,372	$4,287,493
% of revenue	12%	18%	9%	18%

Our adjusted EBITDA for the third quarter of fiscal 2019 was approximately $942,000, compared to approximately $1.6 million for the same period of the prior fiscal year. The decrease in adjusted EBITDA in the third quarter of fiscal 2019 was caused by lower sales resulting in lower gross margin, coupled with additional expenses related to the relocation of the Irvington Facility and an increase in new product development costs, as well as a decrease in foreign exchange gains of approximately $380,000.

Our adjusted EBITDA for the first nine months of fiscal 2019 was approximately $2.2 million, compared to approximately $4.3 million for the same period of the prior fiscal year. The decrease in adjusted EBITDA in the first nine months of fiscal 2019 was caused by the decrease in gross margin, additional SG&A expenses related to the relocation of the Irvington Facility, an increase in new product development costs, and an approximately $1.2 million unfavorable difference in foreign exchange gains and losses.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5. Other Information

Entry Into a Material Definitive Agreement
Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of Registrant

On May 6, 2019, and effective as of February 26, 2019, we entered into the Amendment, which amends the Loan Agreement entered into with BankUnited. The Amendment amends the definition of the fixed charge coverage ratio to more accurately reflect the understandings of BankUnited and us at the time the Loan Agreement was executed. The revised definition of “fixed charge coverage ratio” allows BankUnited to approve of certain non-cash expenses in calculating the ratio. The revised definition also allows for the initial four (4) testing periods, beginning on March 31, 2019, to use the twelve (12) month pro forma scheduled principal and interest payments to BankUnited, instead of payments previously paid to AvidBank, in addition to all capital lease payments. After the initial four (4) testing periods, the calculation will revert to actual scheduled principal and interest payments to BankUnited, as well as all capital lease payments.

The foregoing descriptions of the Amendment are summaries only and are qualified in their entirety by reference to the complete text of the Amendment filed herewith as Exhibit 10.10.

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

10.1	First Amendment to Lease, dated January 9, 2019, by and between LightPath Technologies, Inc. and CIO University Tech, LLC*

10.2
Loan Agreement dated February 26, 2019 by and between LightPath Technologies, Inc. and BankUnited, N.A., which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.3
Term Loan Note dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., which was filed as Exhibit 10.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.4
Revolving Credit Note dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., which was filed as Exhibit 10.3 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.5
Guidance Line Note dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., which was filed as Exhibit 10.4 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 21, 2019, and is incorporated herein by reference thereto.

10.6
Security Agreement dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., and joined by GelTech, Inc. and ISP Optics Corporation, which was filed as Exhibit 10.5 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.7
Guaranty Agreement (Term Loan) dated February 26, 2019 by GelTech Inc., ISP Optics Corporation, LightPath Optical Instrumentation (Shanghai) Co., Ltd., LightPath Optical Instrumentation (Zhenjiang) Co., Ltd., and ISP Optics Latvia, SIA in favor of BankUnited, N.A., which was filed as Exhibit 10.6 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.8
Guaranty Agreement (Revolving Credit) dated February 26, 2019 by GelTech Inc., ISP Optics Corporation, LightPath Optical Instrumentation (Shanghai) Co., Ltd., LightPath Optical Instrumentation (Zhenjiang) Co., Ltd., and ISP Optics Latvia, SIA in favor of BankUnited, N.A., which was filed as Exhibit 10.7 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.9
Guaranty Agreement (Guidance Line) dated February 26, 2019 by GelTech Inc., ISP Optics Corporation, LightPath Optical Instrumentation (Shanghai) Co., Ltd., LightPath Optical Instrumentation (Zhenjiang) Co., Ltd., and ISP Optics Latvia, SIA in favor of BankUnited, N.A., which was filed as Exhibit 10.8 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.10	First Amendment to Loan Agreement dated May 6, 2019, and effective February 26, 2019, by and between LightPath Technologies, Inc. and BankUnited, N.A.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

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

LIGHTPATH TECHNOLOGIES, INC.

Date: May 9, 2019	By:	/s/ J. James Gaynor
J. James Gaynor
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer