Form 10-Q
period 2019-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2020-02-06
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Smaller reporting company [ X ]
Non-accelerated filer [ X ]	Emerging growth company [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,857,529 shares of common stock, Class A, $0.01 par value, outstanding as of February 3, 2020.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Index

Item	Page

Cautionary Note Concerning Forward-Looking Statements	4

Part I Financial Information
Item 1	Financial Statements	5
	Unaudited Condensed Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	6
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	7
	Unaudited Condensed Consolidated Statements of Cash Flows	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Overview	21
	Results of Operations	22
	Liquidity and Capital Resources	25
	Contractual Obligations and Commitments	26
	Off-Balance Sheet Arrangements	26
	Critical Accounting Policies and Estimates	26
	Non-GAAP Financial Measures	30
Item 4	Controls and Procedures	30

Part II Other Information
Item 1	Legal Proceedings	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Mine Safety Disclosures	31
Item 5	Other Information	31
Item 6	Exhibits	31

Signatures		34

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2019. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$4,277,607	$4,604,701
Trade accounts receivable, net of allowance of $20,780 and $29,406	7,401,375	6,210,831
Inventories, net	7,542,329	7,684,527
Other receivables	—	353,695
Prepaid expenses and other assets	415,897	754,640
Total current assets	19,637,208	19,608,394

Property and equipment, net	11,640,542	11,731,084
Operating lease right-of-use assets	1,488,126	—
Intangible assets, net	7,270,506	7,837,306
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	652,000	652,000
Other assets	290,200	289,491
Total assets	$46,833,487	$45,973,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,699,115	$2,227,768
Accrued liabilities	1,261,584	1,338,912
Accrued payroll and benefits	1,467,675	1,730,658
Operating lease liabilities, current	749,399	—
Deferred rent, current portion	—	72,151
Loans payable, current portion	581,350	581,350
Finance lease obligation, current portion	378,095	404,424
Total current liabilities	7,137,218	6,355,263

Finance lease obligation, less current portion	456,388	640,284
Operating lease liabilities, noncurrent	1,265,152	—
Deferred rent, noncurrent	—	518,364
Loans payable, less current portion	4,718,754	5,000,143
Total liabilities	13,577,512	12,514,054

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 44,500,000 shares authorized; 25,840,362 and 25,813,895 shares issued and outstanding	258,404	258,139
Additional paid-in capital	230,527,126	230,321,324
Accumulated other comprehensive income	1,005,340	808,518
Accumulated deficit	(198,534,895)	(197,928,855)
Total stockholders’ equity	33,255,975	33,459,126
Total liabilities and stockholders’ equity	$46,833,487	$45,973,180

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue, net	$9,599,912	$8,548,507	$17,151,842	$17,098,228
Cost of sales	5,670,632	5,007,364	10,831,744	10,513,912
Gross margin	3,929,280	3,541,143	6,320,098	6,584,316
Operating expenses:
Selling, general and administrative	2,199,133	2,518,853	4,540,911	4,982,731
New product development	468,646	518,793	897,057	988,776
Amortization of intangibles	283,279	324,351	566,800	653,622
Loss (gain) on disposal of property and equipment	(79,224)	(15,500)	(129,224)	43,257
Total operating expenses	2,871,834	3,346,497	5,875,544	6,668,386
Operating income (loss)	1,057,446	194,646	444,554	(84,070)
Other income (expense):
Interest expense, net	(89,257)	(153,289)	(187,798)	(298,302)
Other income (expense), net	122,797	(48,484)	(392,609)	(386,606)
Total other income (expense), net	33,540	(201,773)	(580,407)	(684,908)
Income (loss) before income taxes	1,090,986	(7,127)	(135,853)	(768,978)
Income tax provision (benefit)	321,869	(23,403)	470,187	(202,363)
Net income (loss)	$769,117	$16,276	$(606,040)	$(566,615)
Foreign currency translation adjustment	143,056	52,793	196,822	225,840
Comprehensive income (loss)	$912,173	$69,069	$(409,218)	$(340,775)
Earnings (loss) per common share (basic)	$0.03	$0.00	$(0.02)	$(0.02)
Number of shares used in per share calculation (basic)	25,837,903	25,781,941	25,832,337	25,777,330
Earnings (loss) per common share (diluted)	$0.03	$0.00	$(0.02)	$(0.02)
Number of shares used in per share calculation (diluted)	27,361,273	27,397,239	25,832,337	25,777,330

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	13,370	134	12,033	—	—	12,167
Exercise of RSUs, net	4,394	44	(44)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	98,459	—	—	98,459
Foreign currency translation adjustment	—	—	—	53,766	—	53,766
Net loss	—	—	—	—	(1,375,157)	(1,375,157)
Balances at September 30, 2019	25,831,659	$258,317	$230,431,772	$862,284	$(199,304,012)	$32,248,361
Issuance of common stock for:
Exercise of RSUs, net	8,703	87	(87)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	95,441	—	—	95,441
Foreign currency translation adjustment	—	—	—	143,056	—	143,056
Net income	—	—	—	—	769,117	769,117
Balances at December 31, 2019	25,840,362	$258,404	$230,527,126	$1,005,340	$(198,534,895)	$33,255,975

Balances at June 30, 2018	25,764,544	$257,645	$229,874,823	$473,508	$(195,248,532)	$35,357,444
Issuance of common stock for:
Employee Stock Purchase Plan	9,061	91	20,750	—	—	20,841
Stock-based compensation on stock options & RSUs	—	—	93,910	—	—	93,910
Foreign currency translation adjustment	—	—	—	173,047	—	173,047
Net loss	—	—	—	—	(582,891)	(582,891)
Balances at September 30, 2018	25,773,605	$257,736	$229,989,483	$646,555	$(195,831,423)	$35,062,351
Issuance of common stock for:
Exercise of Stock Options & RSUs, net	15,667	157	4,104	—	—	4,261
Stock-based compensation on stock options & RSUs	—	—	103,905	—	—	103,905
Foreign currency translation adjustment	—	—	—	52,793	—	52,793
Net income	—	—	—	—	16,276	16,276
Balances at December 31, 2018	25,789,272	$257,893	$230,097,492	$699,348	$(195,815,147)	$35,239,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(606,040)	$(566,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,760,220	1,683,676
Interest from amortization of debt costs	9,286	11,962
(Gain) loss on disposal of property and equipment	(129,224)	43,257
Stock-based compensation on stock options & RSUs, net	178,389	197,815
Provision for doubtful accounts receivable	9,147	1,469
Change in operating lease liabilities	(64,090)	(27,096)
Inventory write-offs to reserve	—	2,114
Deferred tax benefit	—	(406,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,199,691)	(849,007)
Other receivables	353,695	(22,858)
Inventories	142,198	(594,141)
Prepaid expenses and other assets	338,034	214,960
Accounts payable and accrued liabilities	146,547	(87,707)
Net cash provided by (used in) operating activities	938,471	(398,171)

Cash flows from investing activities:
Purchase of property and equipment	(1,153,227)	(1,180,184)
Proceeds from sale of equipment	179,573	110,500
Net cash used in investing activities	(973,654)	(1,069,684)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	4,261
Proceeds from sale of common stock from Employee Stock Purchase Plan	12,167	20,841
Payments on loan payable	(290,675)	(729,399)
Repayment of finance lease obligations	(210,225)	—
Payments on capital lease obligations	—	(167,626)
Net cash used in financing activities	(488,733)	(871,923)
Effect of exchange rate on cash and cash equivalents	196,822	472,547
Change in cash and cash equivalents and restricted cash	(327,094)	(1,867,231)
Cash and cash equivalents and restricted cash, beginning of period	4,604,701	6,508,620
Cash and cash equivalents and restricted cash, end of period	$4,277,607	$4,641,389

Supplemental disclosure of cash flow information:
Interest paid in cash	$182,241	$267,065
Income taxes paid	$249,777	$247,664
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	—	$411,750

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

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

Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB") issued ASU No. 2016-02, Leases (Topic 842) (“ASC Topic 842”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. The Company adopted this standard as of July 1, 2019, using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward historical lease classification, and not reassess (i) whether a contract was or contained a lease, and (ii) initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to combine lease and non-lease components and not to record leases with an initial term of 12 months or less on the unaudited Condensed Consolidated Balance Sheet. As a result of adopting ASC Topic 842 on July 1, 2019, the Company recognized operating lease right-of-use assets of $1.7 million and corresponding operating lease liabilities of $2.3 million from existing leases on the Company's unaudited Condensed Consolidated Balance Sheet. Operating lease liabilities include amounts previously classified as “Deferred Rent” in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2019. See Note 11, Leases, for further details. The adoption of ASC Topic 842 had no impact on the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) or Condensed Consolidated Statement of Cash Flows.

There have been no other material changes to our significant accounting policies during the six months ended December 31, 2019, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Reclassifications
The classification of certain prior-year amounts have been adjusted in our unaudited Condensed Consolidated Financial Statements to conform to current year classifications. An accrual of $467,000 related to the lease for ISP Optics Corporation’s (“ISP”) Irvington, New York facility (the “Irvington Facility”) was reclassified from “Deferred rent, current portion” to “Accrued liabilities” in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2019. See Note 11, Lease Commitments, and Note 14, Restructuring, for further information. In addition, upon adoption of ASC Topic 842, amounts previously included in the line items “Capital lease obligation, current portion” and “Capital lease obligation, less current portion” are now included in the line items “Finance lease obligation, current portion” and “Finance lease obligation, less current portion”, respectively, in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2019 and December 31, 2019.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and six months ended December 31, 2019 and 2018 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
PMO	$3,710,549	$4,126,091	$6,895,007	$7,238,195
Infrared Products	5,003,874	3,729,845	8,963,499	8,690,772
Specialty Products	885,489	692,571	1,293,336	1,169,261
Total revenue	$9,599,912	$8,548,507	$17,151,842	$17,098,228

4.
Inventories

The components of inventories include the following:

	December 31, 2019	June 30, 2019
Raw materials	$3,469,263	$3,467,105
Work in process	2,377,664	2,288,226
Finished goods	2,573,561	2,704,471
Allowance for obsolescence	(878,159)	(775,275)
	$7,542,329	$7,684,527

The value of tooling in raw materials was approximately $2.3 million and $2.2 million at December 31, 2019 and June 30, 2019, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 31,	June 30,
	Lives (Years)	2019	2019
Manufacturing equipment	5 - 10	$18,246,535	$17,412,136
Computer equipment and software	3 - 5	786,089	706,840
Furniture and fixtures	5	315,190	293,582
Leasehold improvements	5 - 7	2,151,397	2,074,069
Construction in progress		522,697	697,126
Total property and equipment		22,021,908	21,183,753
Less accumulated depreciation and amortization		(10,381,366)	(9,452,669)
Total property and equipment, net		$11,640,542	$11,731,084

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the six months ended December 31, 2019.

Identifiable intangible assets were comprised of:

	Useful	December 31,	June 30,
	Lives (Years)	2019	2019
Customer relationships	15	$3,590,000	$3,590,000
Backlog	2	366,000	366,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Non-compete agreement	3	27,000	27,000
Total intangible assets		11,069,000	11,069,000
Less accumulated amortization		(3,798,494)	(3,231,694)
Total intangible assets, net		$7,270,506	$7,837,306

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2020 (remaining six months)	$562,542
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024 and later	3,332,715
$7,270,506

7.   Accounts Payable

The accounts payable balance as of December 31, 2019 and June 30, 2019 includes earned but unpaid Board of Directors’ fees of approximately $82,000 and $91,000, respectively.

8.   Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income (loss) before income taxes	$1,090,986	$(7,127)	$(135,853)	$(768,978)
Income tax provision (benefit)	$321,869	$(23,403)	$470,187	$(202,363)
Effective income tax rate	30%	328%	-346%	26%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. Income tax expense for the three and six months ended December 31, 2019 was primarily related to income taxes from our operations in China, as we are not recording additional income tax benefits on losses in the U.S. jurisdiction based on our assessment of the valuation allowance position on our U.S. net deferred tax assets. For the three and six months ended December 31, 2018, we recorded a net income tax benefit, comprised of a tax benefit on losses in the U.S. jurisdiction, offset by tax expense on income generated in China. Income tax expense for the three and six months ended December 31, 2019 also includes withholding taxes accrued on a $2 million intercompany dividend declared in December 2019 by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2019 and June 30, 2019, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes
Our U.S. federal and state statutory income tax rate is estimated to be 25%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no tax benefit is expected to be recorded on pre-tax losses generated in the U.S.

Income Tax Law of the People’s Republic of China
Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2019, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. In December 2019, we declared an intercompany dividend of $2 million from LPOIZ, payable to us as its parent company. Accordingly, we accrued Chinese withholding taxes of $200,000 associated with the dividend. Of the $2 million dividend, $1 million was paid to us during the quarter ended December 31, 2019, from which taxes of $100,000 were withheld and paid. An additional $100,000 of withholding taxes were accrued as of December 31, 2019, and will be withheld and paid at a future date, when the remaining $1 million is paid to us. Other than these withholding taxes, this intercompany dividend has no impact on our unaudited Condensed Consolidated Finanacial Statements. This dividend is from earnings accumulated prior to January 1, 2019. We currently intend to permanently invest earnings generated after January 1, 2019 from LPOIZ and, therefore, have not provided for future Chinese withholding taxes on such related earnings.

Law of Corporate Income Tax of Latvia
Our Latvian subsidiary, ISP Optics Latvia, SIA (“ISP Latvia”), is governed by the Law of Corporate Income Tax of Latvia. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. As a transitional measure, distributions of earnings prior to January 1, 2018 are not subject to tax if declared prior to December 31, 2019. ISP Latvia has declared an intercompany dividend to be paid to ISP, its U.S. parent company.  Distributions of this dividend will be from earnings prior to January 1, 2018 and, therefore, will not be subject to tax. We currently do not intend to distribute any earnings generated after January 1, 2018. If, in the future, we change such intention, we will accrue distribution taxes, if any, as profits are generated.

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

The following table shows total stock-based compensation expense for the six months ended December 31, 2019 and 2018 included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Six Months Ended December 31,
	2019	2018
Stock options	$5,307	$29,468
RSUs	173,082	168,347
Total	$178,389	$197,815

The amounts above were included in:
Selling, general & administrative	$178,389	$196,378
Cost of sales	-	1,620
New product development	-	(183)
	$178,389	$197,815

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $1,203 and $2,084 for the six months ended December 31, 2019 and 2018, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six-month periods ended December 31, 2019 and 2018. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

For the six months ended December 31, 2019 and 2018, there were no stock options granted under the Omnibus Plan. For stock options granted under the SICP in the six-month periods ended December 31, 2019 and 2018, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended December 31,
	2019	2018
Weighted-average expected volatility	63.7%	56%-69%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	1.57%	2.65%-3.00%
Weighted-averageexpected term, in years	7.50	2.53

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the six months ended December 31, 2019 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2019	979,925	$1.80	5.5	1,864,526	0.9

Granted	64,817	$1.28	9.9	384,000	2.9
Exercised	—			(17,204)
Cancelled/Forfeited	(191,366)	$1.73		—
December 31, 2019	853,376	$1.77	5.3	2,231,322	0.9

Awards exercisable/
vested as of
December 31, 2019	788,229	$1.73	5.1	1,650,325	—

Awards unexercisable/
unvested as of
December 31, 2019	65,147	$1.72	5.1	580,997	0.9
	853,376			2,231,322

RSU awards vest immediately or from two to four years from the date of grant.

As of December 31, 2019, there was approximately $584,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

	Stock
Fiscal Year Ending:	Options	RSUs	Total
June 30, 2020 (remaining six months)	$4,084	$169,349	$173,433
June 30, 2021	6,870	248,698	255,568
June 30, 2022	2,952	125,374	128,326
June 30, 2023	310	26,233	26,543
	$14,216	$569,654	$583,870

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$769,117	$16,276	$(606,040)	$(566,615)

Weighted-average common shares outstanding:
Basic number of shares	25,837,903	25,781,941	25,832,337	25,777,330

Effect of dilutive securities:
Options to purchase common stock	-	133,471	-	-
RSUs	1,523,370	1,481,827	-	-
Diluted number of shares	27,361,273	27,397,239	25,832,337	25,777,330

Earnings (loss) per common share:
Basic	$0.03	$0.00	$(0.02)	$(0.02)
Diluted	$0.03	$0.00	$(0.02)	$(0.02)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Options to purchase common stock	1,013,743	875,085	996,834	1,006,348
RSUs	527,416	274,334	1,957,189	1,702,757
	1,541,159	1,149,419	2,954,023	2,709,105

11.
Leases

As discussed in Note 2, Significant Accounting Policies, the Company adopted ASC Topic 842 effective July 1, 2019. Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Irvington, New York; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2022. We include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under five finance lease agreements, entered into during fiscal years 2016 to 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Currently, none of our leases include variable lease payments that are dependent on an index or rate. We are responsible for payment of certain real estate taxes, insurance and other expenses on certain of our leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU asset and lease liability. We generally account for non-lease components, such as maintenance, separately from lease components. Our lease agreements do not contain any material residual value guarantees or material restricted covenants. Leases with a term of 12 months or less are not recorded on the unaudited Condensed Consolidated Balance Sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We are party to two leases with respect to our facility located in Orlando, Florida (the “Orlando Facility”). We received tenant improvement allowances for each of our two Orlando Facility leases. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances are being amortized over the corresponding lease terms.

The components of lease expense were as follows:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	$172,102	$336,973
Finance lease cost:
Depreciation of lease assets	86,063	172,126
Interest on lease liabilities	20,425	42,957
Total finance lease cost	106,488	215,083
Total lease cost	$278,590	$552,056

Supplemental balance sheet information related to leases was as follows:

	Classification	As of December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$1,488,126
Finance lease assets	Property and equipment, net(1)	913,234
Total lease assets		$2,401,360

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$749,399
Short-term leases	Accrued liabilities(2)	282,985
Finance leases	Finance lease liabilities, current	378,095

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	1,265,152
Finance leases	Finance lease liabilities, less current portion	456,388
Total lease liabilities		$3,132,019

(1)
Finance lease assets are recorded net of accumulated depreciation of approximately $1.1 million as of December 31, 2019.
(2)
Represents accrual related to the lease of the Irvington Facility, which we ceased use of as of June 30, 2019. All remaining lease payments were accrued as of that date, through the lease expiration in September 2020. See Note 14, Restructuring, to these unaudited Condensed Consolidated Financial Statements for additional information.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	2.6
Finance leases	2.4

Weighted Average Discount Rate
Operating leases	4.9%
Finance leases	7.9%

Supplemental cash flow information:

Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$386,661
Operating cash used for finance leases	$42,970
Financing cash used for finance leases	$210,225

Future maturities of lease liabilities, excluding amounts accrued for the Irvington Facility lease, were as follows as of December 31, 2019:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2020 (remaining six months)	$229,857	$409,244
June 30, 2021	407,954	829,565
June 30, 2022	231,783	771,283
June 30, 2023	59,647	157,849
June 30, 2024	11,811	─
Total future minimum payments	941,052	2,167,941
Less imputed interest	(106,569)	(153,390)
Present value of lease liabilities	$834,483	$2,014,551

12.
Loans Payable

During the three months ended December 31, 2019, loans payable consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to a then-outstanding acquisition term loan. For additional information related to the Avidbank loans, please see Note 18, Loans Payable, to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2019.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. There were no borrowings under the BankUnited Revolving Line as of December 31, 2019.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of approximately $48,446, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of December 31, 2019, the applicable interest rate was 4.44%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no borrowings under the Guidance Line as of December 31, 2019.

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

General Terms

The Amended Loan Agreement contains customary covenants including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of December 31, 2019, the Company was in compliance with all required covenants.

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

Financing costs incurred were recorded as a discount on debt and are amortized over the term. Amortization of approximately $9,300 and $12,000 is included in interest expense for the six months ended December 31, 2019 and 2018, respectively. For the six months ended December 31, 2018, the amortization of financing costs was related to the previous term loan payable to Avidbank.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2020 (remaining six months)	$290,675	$(8,357)	$282,318
June 30, 2021	581,350	(17,334)	564,016
June 30, 2022	581,350	(17,334)	564,016
June 30, 2023	581,350	(17,334)	564,016
June 30, 2024	3,342,762	(17,024)	3,325,738
Total payments	$5,377,487	$(77,383)	5,300,104
Less current portion			(581,350)
Non-current portion			$4,718,754

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.0 million and $809,000 as of December 31, 2019 and June 30, 2019, respectively. During the six months ended December 31, 2019 and 2018, we also recognized net foreign currency transaction losses of approximately $376,000 and $388,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled $4.3 million at December 31, 2019. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. Based on retained earnings as of the end of the prior statotury tax year ended December 31, 2018, LPOIZ had approximately $3.5 million available for repatriation and LPOI did not have any earnings available for repatriation. During the three months ended December 31, 2019, we declared an intercompany dividend of $2 million payable by LPOIZ to us, of which $1 million has been paid to us as of December 31, 2019. The remaining $1 million will be paid to us in a future period.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
Assets	$16.5 million	$16.9 million	$9.5 million	$8.2 million
Net assets	$13.9 million	$14.5 million	$8.2 million	$7.8 million

14.
Restructuring

In July 2018, we announced the relocation and consolidation of ISP’s Irvington Facility into our existing Orlando Facility and our existing facility in Riga, Latvia (the “Riga Facility”). We recorded charges for restructuring and other exit activities related to the closure or relocation of business activities at fair value, when incurred. Such charges include termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. For the year ended June 30, 2019, we recorded approximately $1.2 million in expenses related to the relocation of the Irvington Facility, of which approximately $291,000 were recorded during the six months ended December 31, 2018. These charges are included as a component of the “Selling, general and administrative” expenses line item in our unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). The charges recorded during the fiscal year ended June 30, 2019 included approximately $467,000 for our remaining obligation under the lease agreement for the Irvington Facility until the lease expires in September 2020 because we ceased use of this facility as of June 30, 2019. Amounts accrued and included in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 related to this activity were comprised of the remaining lease obligation of approximately $467,000, included in “Accrued liabilities”, and approximately $246,000 of termination benefits and other costs, included in “Accrued payroll and benefits.” As of December 31, 2019, the remaining amounts accrued in our unaudited Condensed Consolidated Balance sheet included approximately $283,000 related to the lease obligation.

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

Product Groups and Markets

In fiscal 2019, we reorganized our business into three product groups: PMO, infrared products and specialty products. These product groups are supported by our major product capabilities: molded optics, thermal imaging optics, and custom designed optics.

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

The photonics market drives our growth and is comprised of eight application areas: information and communication technology, display, lighting, photovoltaic, production technology, life sciences, and measurement and automated vision. In 2018, the market size for these applications at the system level was estimated at approximately $556 billion. LightPath has product applications in six of the eight application areas, all except for displays and photovoltaic. According to the latest Markets and Markets survey, these six application areas had an estimated market value of approximately $401 billion and are growing at a 7% compound annual growth rate. Within the larger overall markets, we believe there is a market of approximately $2.0 billion for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. In addition to these major markets, a large percentage of our revenues are derived from sales to unaffiliated companies that purchase our products to fulfill their customers’ orders, as well as unaffiliated companies that offer our products for sale in their catalogs. Our strategy is to leverage our technology, know-how, established low-cost manufacturing capability and partnerships to grow our business. Our product managers focus on pursuing customer growth opportunities where our differential advantages coincide with key customer needs.

Results of Operations

Fiscal Second Quarter: Three months ended December 31, 2019, compared to three months ended December 31, 2018

Revenues:
Revenue for the second quarter of fiscal 2020 was approximately $9.6 million, an increase of approximately $1.1 million, or 12%, as compared to the same period of the prior fiscal year. Revenue generated by infrared products was approximately $5.0 million in the second quarter of fiscal 2020, an increase of approximately $1.3 million, or 34%, compared to approximately $3.7 million in the same period of the prior fiscal year. This increase is primarily due to the timing of order shipments against a large-volume annual contract for diamond-turned infrared products. During the second quarter of fiscal 2019, revenue from this contract was lower, as we had shipped the balance of the existing contract before the renewal was finalized. In the second quarter of fiscal 2020, the customer requested that we accelerate shipments that the customer had previously delayed in the preceding quarter because of delays it experienced for other components in the supply chain; thus, order shipments related to this large contract were higher in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019. According to the terms of the contract, these orders cannot be delayed beyond March 31, 2020 and, therefore, the balance of this order must ship next quarter. Revenue generated by PMO products was approximately $3.7 million for the second quarter of fiscal 2020, as compared to $4.1 million in the same period of the prior fiscal year, a decrease of approximately $416,000, or 10%. The decrease in revenue is primarily attributed to decreases in sales to customers in the commercial market, as well as the defense and industrial markets. Revenue generated by our specialty products was approximately $885,000 in the second quarter of fiscal 2020, an increase of approximately $193,000, or 28%, compared to $693,000 in the same period of the prior fiscal year. This increase is primarily related to new NRE projects for customers in the medical and commercial markets.

Cost of Sales and Gross Margin:
Gross margin in the second quarter of fiscal 2020 was approximately $3.9 million, an increase of 11%, as compared to approximately $3.5 million in same quarter of the prior fiscal year. Total cost of sales was approximately $5.7 million for the second quarter of fiscal 2020, compared to $5.0 million for the same period of the prior fiscal year. The increases in gross margin and cost of sales are primarily driven by the increase in sales. Gross margin as a percentage of revenue was 41% for the second quarter of fiscal 2020, consistent with the second quarter of fiscal 2019. Given the shift in revenue toward infrared products, which typically have lower margins than PMO products, this actually reflects an overall improvement in gross margins, due to our improved cost structure and operating performance following the completion of the Irvington Facility relocation in June 2019.

Selling, General and Administrative:
Selling, general and administrative (“SG&A”) costs were approximately $2.2 million for the second quarter of fiscal 2020, a decrease of approximately 13%, as compared to approximately $2.5 million in the same quarter of the prior fiscal year. SG&A for the second quarter of fiscal 2019 included approximately $200,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing Orlando Facility and Riga Facility. The second quarter of fiscal 2020 reflects savings from the absence of these non-recurring costs, as well as reduced personnel and overhead costs resulting from the restructuring associated with the relocation of the Irvington Facility. We expect future SG&A costs to continue to reflect reduced operating and overhead costs as a result of the consolidation of our manufacturing facilities.

New Product Development:
New product development costs were approximately $469,000 in the second quarter of fiscal 2020, a decrease of 10%, as compared to approximately $519,000 in the same period of the prior fiscal year. This decrease in new product development costs was primarily due a decrease in personnel costs associated with restructuring personnel from product development to our newly created product management function, for which expenses are now included in SG&A costs. This decrease in personnel costs was partially offset by an increase in patent appliation filing expenses incurred during the second quarter of fiscal 2020.

Other Income (Expense):
In the second quarter of fiscal 2020, interest expense was approximately $89,000, compared to approximately $153,000 in the same period of the prior fiscal year. The decrease in interest expense is primarily due to more favorable terms associated with the BankUnited Term Loan we entered into during the third quarter of fiscal 2019. We expect that interest expense will remain near current levels for the remainder of fiscal 2020.

Other income, net, was approximately $123,000 in the second quarter of fiscal 2020, compared to other expense, net, of approximately $48,000 in the second quarter of fiscal 2019, primarily resulting from net gains and losses, respectively, on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the second quarter of fiscal 2019, we incurred net foreign currency transaction gains of approximately $119,000, compared to net foreign currency transaction losses of $50,000 for the same period of the prior fiscal year.

Income Taxes:
During the second quarter of fiscal 2020, we recorded income tax expense of approximately $322,000, primarily related to income taxes from our operations in China and Chinese withholding taxes associated with the intercompany dividend declared by LPOIZ during the quarter. While this repatriation transaction resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate. This compares to a net income tax benefit of approximately $23,000 recorded for the second quarter of fiscal 2019, which was comprised of a tax benefit on losses in the U.S. jurisdiction, offset by tax expense on income generated in China. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income:
Net income for the second quarter of fiscal 2020 was approximately $769,000, or $0.03 basic and diluted earnings per share, compared to net income of approximately $16,000, or $0.00 basic and diluted earnings per share, for the second quarter of fiscal 2019. The increase in net income for the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, is primarily attributable to the increase in sales, resulting in higher gross margin, coupled with a decrease in expenses for SG&A and amortization of intangibles. These differences increased operating income by approximately $863,000 for the second quarter of fiscal 2020, as compared to the same period of the prior fiscal year. In addition, there were favorable differences in interest expense and foreign currency gains and losses, offset by an unfavorable difference of $345,000 in the provision for income taxes.

Weighted-average common stock shares outstanding were 25,837,903 and 27,361,273 basic and diluted, respectively, in the second quarter of fiscal 2020, compared to 25,781,941 and 27,397,239 basic and diluted, respectively, in the second quarter of fiscal 2019. The increase in the weighted-average basic common stock shares, and decrease in weighted-average diluted common stock shares, was due to the issuance of shares of Class A common stock under the 2014 ESPP and upon the exercises of stock options and RSUs.

Fiscal First Half: Six months ended December 31, 2019, compared to six months ended December 31, 2018

Revenues:
Revenue for the first half of fiscal 2020 was approximately $17.1 million, an increase of less than 1%, as compared to the same period of the prior fiscal year. Revenue generated by infrared products was approximately $9.0 million in the first half of fiscal 2020, an increase of 3%, compared to approximately $8.7 million in the same period of the prior fiscal year. The increase in infrared product revenue is primarily attributable to sales of molded infrared products, including products made with our new BD6 material. Revenues from shipments against the large-volume annual contract for diamond-turned infrared products during the first half of fiscal 2020 were similar to the first half of fiscal 2019. Revenue generated by PMO products was approximately $6.9 million for the first half of fiscal 2020, a decrease of 5%, as compared to $7.2 million in the same period of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales to customers in the commercial and defense markets, partially offset by increases in sales to customers in the medical and telecommunications markets. Revenue generated by our specialty products was approximately $1.3 million in the first half of fiscal 2020, an increase of approximately 11%, as compared to $1.2 million in the same period of the prior fiscal year. This increase is primarily related to new NRE projects for customers in the medical and commercial markets, partially offset by a decrease in sales of specialty products to a medical customer, due to timing of orders.

Cost of Sales and Gross Margin:
Gross margin in the first half of fiscal 2020 was approximately $6.3 million, a decrease of 4%, as compared to approximately $6.6 million in the same period of the prior fiscal year. Total cost of sales was approximately $10.8 million for the first half of fiscal 2020, compared to $10.5 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 37% for the first half of fiscal 2020, compared to 39% for the first half of fiscal 2019. The increase in cost of sales, and decrease in gross margin as a percentage of revenue, is due to several factors that impacted the first quarter of 2020, which were substantially mitigated during the second quarter of fiscal 2020. First, gross margins for our PMO products were negatively impacted by higher duties and freight charges resulting from increased tariffs beginning in June 2019. These additional costs increased cost of sales for the first quarter of fiscal 2020; however, these costs were mitigated in the second quarter by the strategies we implemented during the first quarter. Second, gross margins for infrared products were impacted by yield issues related to our BD6 products, which contributed to higher costs during the first quarter of fiscal 2020. Yields improved significantly during the second quarter of fiscal 2020 as a result of actions taken early in the second quarter. Volumes continue to increase for our BD6-based infrared molded products, and we continue to work toward converting germanium-based diamond-turned infrared products to our BD6 material, which we expect will continue to improve our infrared margins over time.

Selling, General and Administrative:
For the first half of fiscal 2020, SG&A costs were approximately $4.5 million, a decrease of approximately 9%, as compared to approximately $5.0 million in the same period of the prior fiscal year. SG&A for the first half of fiscal 2019 included approximately $291,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing Orlando Facility and Riga Facility. The first half of fiscal 2020 reflects savings from the absence of these non-recurring costs, as well as reduced personnel and overhead costs resulting from the restructuring associated with the relocation of the Irvington Facility.

New Product Development:
New product development costs were approximately $897,000 in the first half of fiscal 2020, a decrease of approximately 9%, as compared to approximately $989,000 in the same period of the prior fiscal year. This decrease was primarily due to the restructuring of personnel from product development to our newly created product management function, for which expenses are now included in SG&A. The decrease in personnel costs was partially offset by increases in patent expenses incurred during the first half of fiscal 2020.

Other Income (Expense):
In the first half of fiscal 2020, interest expense was approximately $188,000, compared to approximately $298,000 in the same period of the prior fiscal year. The decrease in interest expense is primarily due to more favorable terms associated with the BankUnited Term Loan we entered into during the third quarter of fiscal 2019.

Other expense, net, was approximately $393,000 in the first half of fiscal 2020, compared to approximately $387,000 in the first half of fiscal 2019, primarily resulting from net losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first half of fiscal 2020, we incurred net foreign currency transaction losses of approximately $376,000, compared to $388,000 for the same period of the prior fiscal year.

Income Taxes:
During the first half of fiscal 2020, we recorded income tax expense of $470,000, primarily related to income taxes from our operations in China, and Chinese withholding taxes associated with the intercompany dividend declared by LPOIZ during the second quarter. This compares to a net income tax benefit of approximately $202,000 recorded for the first half of fiscal 2019, which was comprised of a tax benefit on losses in the U.S. jurisdiction, offset by tax expense on income generated in China. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income (Loss):
Net loss for the first half of fiscal 2020 was approximately $606,000, or $0.02 basic and diluted loss per share, compared to a net loss of approximately $567,000, or $0.02 basic and diluted loss per share, for the first half of fiscal 2019. The slight increase in net loss for the first half of fiscal 2020, as compared to the first half of fiscal 2019, is primarily attributable to the unfavorable difference of $673,000 in the provision for income taxes, offset by an increase of $529,000 in operating income, coupled with a decrease in interest expense of $111,000.

Weighted-average common stock shares outstanding were to 25,832,337, for both basic and diluted, in the first half of fiscal 2020, compared to 25,777,330, for both basic and diluted, in the first half of fiscal 2019. The increase in the weighted-average basic common stock shares was due the issuance of shares of Class A common stock under the 2014 ESPP and upon the exercises of stock options and RSUs.

Liquidity and Capital Resources

At December 31, 2019, we had working capital of approximately $12.5 million and total cash and cash equivalents of approximately $4.3 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China through dividends, the retained earnings of the legal entity must equal at least 50% of its registered capital. Based on retained earnings as of December 31, 2018, the end of the prior statutory tax year, LPOIZ had approximately $3.5 million available for repatriation and LPOI did not have any earnings available for repatriation. During the three months ended December 31, 2019, we declared an intercompany dividend of $2 million payable from LPOIZ to us as its parent company, of which $1 million has been paid to us as of December 31, 2019. The remaining $1 million will be paid to us in a future period. This dividend is from earnings accumulated prior to January 1, 2019. We currently intend to permanently invest earnings generated after January 1, 2019, and, therefore, have not provided for future Chinese withholding taxes on such related earnings.

Loans payable consists of the BankUnited Term Loan pursuant to the Amended Loan Agreement. The Amended Loan Agreement also provides for a BankUnited Revolving Line and a Guidance Line. As of December 31, 2019, the outstanding balance on the BankUnited Term Loan was approximately $5.3 million, and we had no borrowings outstanding on the BankUnited Revolving Line or Guidance Line.

The Amended Loan Agreement includes certain customary covenants. As of December 31, 2019, we were in compliance with all covenants. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flows – Financings:
Net cash used in financing activities was approximately $489,000 in the first six months of fiscal 2020, compared to approximately $872,000 used in the first six months of fiscal 2019. Cash used in financing activities for the first six months of fiscal 2020 reflected approximately $501,000 in principal payments on our loans and finance leases, partially offset by approximately $12,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first six months of fiscal 2019 was comprised of approximately $897,000 in principal payments on our loans and capital leases, partially offset by approximately $25,000 in proceeds from the sale of Class A common stock under the 2014 ESPP and from the exercise of stock options.

Cash Flows – Operating:
Cash flow provided by operations was approximately $938,000 for the first six months of fiscal 2020, compared to cash used in operations of approximately $398,000 for the first six months of fiscal 2019. The increase in cash flow from operations for the first six months of fiscal 2020 was primarily due to a reduction in inventory, compared to an increase in inventory during the same period of the prior fiscal year, and collections on other receivables during the first six months of fiscal 2020. We anticipate improvement in our cash flows provided by operations in future years based on our forecasted sales growth and anticipated margin improvements based on production efficiencies, including the relocation of our Irvington Facility, partially offset by marginal increases in sales and marketing and new product development expenditures.

Cash Flows – Investing:
During the first six months of fiscal 2020, we expended approximately $1.2 million in investments in capital equipment, compared to approximately $1.6 million, including equipment financed through capital leases, in the first six months of fiscal 2019. The majority of our capital expenditures during the first six months of fiscal 2020 were related to expansion of our BD6 material production and our infrared coating capacity. Overall, we anticipate that the level of capital expenditures during fiscal 2020 will be lower than in fiscal 2019, however, the total amount expended will depend on opportunities and circumstances.

Contractual Obligations and Commitments

As of December 31, 2019, our principal commitments consisted of obligations under operating and finance leases and debt agreements. No material changes occurred during the first half of fiscal 2020 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2019 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Our 12-month backlog at December 31, 2019 was approximately $19.1 million, an increase of 7%, as compared to $18.1 million as of December 31, 2018. Compared to the end of fiscal 2019, our 12-month backlog increased by 12% during the first six months of fiscal 2020. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2019	$18,145	41%	30%
Q3 2019	$17,137	34%	-6%
Q4 2019	$17,121	33%	0%
Q1 2020	$15,390	-10%	-10%
Q2 2020	$19,095	12%	24%

The increase in our 12-month backlog from the first quarter of fiscal 2020 to the second quarter of fiscal 2020 was largely due to the renewal of a large annual contract for diamond-turned infrared products during the second quarter, which we will begin shipping against in the third quarter of fiscal 2020, after shipments against the previous contract are completed. The timing of this renewal is similar to the prior fiscal year. During the fourth quarter of fiscal 2019, we booked new annual contracts for molded infrared products. These annual contracts are expected to renew during the second half of the current fiscal year. The timing of each of these annual contract renewals may vary, and may substantially increase backlog levels at the time the orders are received, and backlog will subsequently be drawn down as shipments are made against these orders.

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

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and six-month periods ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,		Quarter	Year-to-date
	2019	2018	2019	2018	% Change	% Change
Revenue
PMO	$3,710,549	$4,126,091	$6,895,007	$7,238,195	-10%	-5%
Infrared Products	5,003,874	3,729,845	8,963,499	8,690,772	34%	3%
Specialty Products	885,489	692,571	1,293,336	1,169,261	28%	11%
Total revenue	$9,599,912	$8,548,507	$17,151,842	$17,098,228	12%	0%

Units
PMO	779,434	647,363	1,348,164	1,078,141	20%	25%
Infrared Products	74,597	39,109	139,654	88,033	91%	59%
Specialty Products	14,133	21,188	23,050	34,861	-33%	-34%
Total units	868,164	707,660	1,510,868	1,201,035	23%	26%

Three months ended December 31, 2019
Our revenue increased by approximately $1.1 million for the second quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year, primarily driven by an increase in infrared and specialty product sales, partially offset by a decrease in PMO product sales.

Revenue from the PMO product group decreased approximately $416,000, or 10%, for the second quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales to customers in the commercial market, as well as the defense and industrial markets. Sales of PMO units increased by 20%, as compared to the prior year period, however, average selling prices decreased 25%. The decrease in average selling prices is due to a significant increase in telecommunications products unit sales, which typically have higher volumes and lower average selling prices. Revenue from sales of telecommunications products decreased by approximately 7%, while unit volumes for these products more than doubled for the second quarter of fiscal 2020, as compared to the prior year period.

Revenue generated by the infrared product group increased by approximately $1.3 million, or 34%, for the second quarter of fiscal 2020, as compared to same quarter of the prior fiscal year. The increase in infrared product revenue is primarily due to the timing of order shipments against a large-volume annual contract for diamond-turned infrared products. During the second quarter of fiscal 2019, revenue from this contract was lower, as we had shipped the balance of the existing contract before the renewal was finalized. In the second quarter of fiscal 2020, the customer requested that we accelerate shipments that the customer had previously delayed in the preceding quarter because of delays it experienced for other components in the supply chain; thus, order shipments related to this large contract were higher in fiscal 2020, as compared to the second quarter of fiscal 2019. In accordance with the terms of the contract, the balance of these orders must ship by the end of the third quarter of fiscal 2020. Sales of molded infrared products, including products made with our new BD6 material, also increased significantly during the second quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year. Molded infrared products are higher in volume and lower in prices than diamond-turned infrared products. Accordingly, sales of infrared units increased by 91% during the second quarter of fiscal 2020, as compared to the prior year period, and average selling prices decreased 30%. Industrial applications, firefighting cameras and other public safety applications continue to be the primary drivers of the increased demand for infrared products, particularly our thermal imaging assemblies.

Our specialty products revenue increased by $193,000, or 28%, in the second quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year. This increase is primarily related to new NRE projects for customers in the medical and commercial markets.

Six months ended December 31, 2019
Our revenue increased by approximately $54,000, or less than 1%, for the first half of fiscal 2020, as compared to the prior year period, with increases in infrared and specialty product sales, offset by a decrease in PMO product sales.

Revenue from the PMO product group decreased approximately $343,000, or 5%, for the first half of fiscal 2020, as compared to the prior year period. The decrease in revenue is primarily attributed to decreases in sales to customers in the commercial and defense markets, partially offset by increases in sales to customers in the medical and telecommunications markets. Sales of PMO units increased by 25%, as compared to the same period of the prior fiscal year, however, average selling prices decreased 24%, due to a significant increase in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products for the second quarter of fiscal 2020 more than doubled, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group increased by approximately $273,000, or 3%, for the first half of fiscal 2020, as compared to the same period of the prior fiscal year. For the first half of fiscal 2020, revenues from shipments against the large-volume annual contract for diamond-turned infrared products were similar to the first half of fiscal 2019. The increase in infrared product revenue is primarily attributable to sales of molded infrared products, including products made with our new BD6 material. Molded infrared products are higher in volume and lower in prices than diamond-turned infrared products. Accordingly, during the first half of fiscal 2020, sales of infrared units increased by 59%, as compared to the prior year period, and average selling prices decreased 35%. Industrial applications, firefighting cameras and other public safety applications continue to be the primary drivers of the increased demand for infrared products, particularly our thermal imaging assemblies.

In the first half of fiscal 2020, our specialty products revenue increased by $124,000, or 11%, as compared to prior year period. This increase is primarily related to new NRE projects for customers in the medical and commercial markets. This increase is partially offset by a decrease in sales of specialty products to a medical customer, due to timing of orders.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net income (loss) to EBITDA for the three and six months ended December 31, 2019 and 2018:

	(unaudited)
	Quarter Ended:		Six Months Ended:
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$769,117	$16,276	$(606,040)	$(566,615)
Depreciation and amortization	868,148	821,530	1,760,220	1,683,676
Income tax provision (benefit)	321,869	(23,403)	470,187	(202,363)
Interest expense	89,257	153,289	187,798	298,302
EBITDA	$2,048,391	$967,692	$1,812,165	$1,213,000
% of revenue	21%	11%	11%	7%

Our EBITDA for the three months ended December 31, 2019 was approximately $2.0 million, as compared to approximately $968,000 for the three months ended December 31, 2018. The increase in EBITDA in the second quarter of fiscal 2020 was due to higher revenue and gross margin, and lower operating expenses.

Our EBITDA for the six months ended December 31, 2019 was approximately $1.8 million, as compared to approximately $1.2 million for the six months ended December 31, 2018. The increase in EBITDA in the second quarter of fiscal 2020 was primarily due to lower operating expenses and improved operating performance.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 6, 2020	By:	/s/ J. James Gaynor
J. James Gaynor
President and Chief Executive Officer

Date: February 6, 2020	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer