Form 10-Q
period 2020-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2020-05-07
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,862,529 shares of common stock, Class A, $0.01 par value, outstanding as of May 4, 2020.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

Index

Item	Page

Cautionary Note Concerning Forward-Looking Statements	3

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to the expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2019. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

Item 1. Financial Statements
LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$4,381,713	$4,604,701
Trade accounts receivable, net of allowance of $15,189 and $29,406	6,309,284	6,210,831
Inventories, net	8,237,059	7,684,527
Other receivables	—	353,695
Prepaid expenses and other assets	875,303	754,640
Total current assets	19,803,359	19,608,394

Property and equipment, net	11,119,527	11,731,084
Operating lease right-of-use assets	1,348,381	—
Intangible assets, net	6,989,235	7,837,306
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	652,000	652,000
Other assets	290,200	289,491
Total assets	$46,057,607	$45,973,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,906,332	$2,227,768
Accrued liabilities	1,154,162	1,338,912
Accrued payroll and benefits	1,363,288	1,730,658
Operating lease liabilities, current	757,168	—
Deferred rent, current portion	—	72,151
Loans payable, current portion	581,350	581,350
Finance lease obligation, current portion	377,873	404,424
Total current liabilities	6,140,173	6,355,263

Finance lease obligation, less current portion	351,197	640,284
Operating lease liabilities, noncurrent	1,073,981	—
Deferred rent, noncurrent	—	518,364
Loans payable, less current portion	4,578,059	5,000,143
Total liabilities	12,143,410	12,514,054

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 25,862,529 and 25,813,895
shares issued and outstanding	258,625	258,139
Additional paid-in capital	230,613,630	230,321,324
Accumulated other comprehensive income	760,820	808,518
Accumulated deficit	(197,718,878)	(197,928,855)
Total stockholders’ equity	33,914,197	33,459,126
Total liabilities and stockholders’ equity	$46,057,607	$45,973,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue, net	$8,708,981	$7,905,582	$25,860,823	$25,003,810
Cost of sales	4,696,805	4,799,913	15,528,549	15,313,825
Gross margin	4,012,176	3,105,669	10,332,274	9,689,985
Operating expenses:
Selling, general and administrative	2,255,625	2,431,819	6,796,536	7,414,550
New product development	412,326	505,636	1,309,383	1,494,412
Amortization of intangibles	281,271	283,521	848,071	937,143
Loss (gain) on disposal of property and equipment	142	(136,125)	(129,082)	(92,868)
Total operating expenses	2,949,364	3,084,851	8,824,908	9,753,237
Operating income (loss)	1,062,812	20,818	1,507,366	(63,252)
Other income (expense):
Interest expense, net	(85,464)	(275,233)	(273,262)	(573,535)
Other income (expense), net	42,038	64,267	(350,571)	(322,339)
Total other income (expense), net	(43,426)	(210,966)	(623,833)	(895,874)
Income (loss) before income taxes	1,019,386	(190,148)	883,533	(959,126)
Income tax provision (benefit)	203,369	161,870	673,556	(40,493)
Net income (loss)	$816,017	$(352,018)	$209,977	$(918,633)
Foreign currency translation adjustment	(244,520)	53,327	(47,698)	279,167
Comprehensive income (loss)	$571,497	$(298,691)	$162,279	$(639,466)
Earnings (loss) per common share (basic)	$0.03	$(0.01)	$0.01	$(0.04)
Number of shares used in per share calculation (basic)	25,858,155	25,810,681	25,840,881	25,788,286
Earnings (loss) per common share (diluted)	$0.03	$(0.01)	$0.01	$(0.04)
Number of shares used in per share calculation (diluted)	27,569,844	25,810,681	27,349,303	25,788,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	13,370	134	12,033	—	—	12,167
Exercise of RSUs, net	4,394	44	(44)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	98,459	—	—	98,459
Foreign currency translation adjustment	—	—	—	53,766	—	53,766
Net loss	—	—	—	—	(1,375,157)	(1,375,157)
Balances at September 30, 2019	25,831,659	$258,317	$230,431,772	$862,284	$(199,304,012)	$32,248,361
Issuance of common stock for:
Exercise of RSUs, net	8,703	87	(87)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	95,441	—	—	95,441
Foreign currency translation adjustment	—	—	—	143,056	—	143,056
Net income	—	—	—	—	769,117	769,117
Balances at December 31, 2019	25,840,362	$258,404	$230,527,126	$1,005,340	$(198,534,895)	$33,255,975
Issuance of common stock for:
Employee Stock Purchase Plan	17,167	171	12,274	—	—	12,445
Shares issued as compensation	5,000	50	6,100	—	—	6,150
Stock-based compensation on stock options & RSUs	—	—	68,130	—	—	68,130
Foreign currency translation adjustment	—	—	—	(244,520)	—	(244,520)
Net income	—	—	—	—	816,017	816,017
Balances at March 31, 2020	25,862,529	$258,625	$230,613,630	$760,820	$(197,718,878)	$33,914,197

Balances at June 30, 2018	25,764,544	$257,645	$229,874,823	$473,508	$(195,248,532)	$35,357,444
Issuance of common stock for:
Employee Stock Purchase Plan	9,061	91	20,750	—	—	20,841
Stock-based compensation on stock options & RSUs	—	—	93,910	—	—	93,910
Foreign currency translation adjustment	—	—	—	173,047	—	173,047
Net loss	—	—	—	—	(582,891)	(582,891)
Balances at September 30, 2018	25,773,605	$257,736	$229,989,483	$646,555	$(195,831,423)	$35,062,351
Issuance of common stock for:
Exercise of Stock Options & RSUs, net	15,667	157	4,104	—	—	4,261
Stock-based compensation on stock options & RSUs	—	—	103,905	—	—	103,905
Foreign currency translation adjustment	—	—	—	52,793	—	52,793
Net income	—	—	—	—	16,276	16,276
Balances at December 31, 2018	25,789,272	$257,893	$230,097,492	$699,348	$(195,815,147)	$35,239,586
Issuance of common stock for:
Exercise of Stock Options & RSUs, net	12,813	128	9,378	—	—	9,506
Employee Stock Purchase Plan	11,810	118	20,963	—	—	21,081
Stock-based compensation on stock options & RSUs	—	—	98,482	—	—	98,482
Foreign currency translation adjustment	—	—	—	53,327	—	53,327
Net loss	—	—	—	—	(352,018)	(352,018)
Balances at March 31, 2019	25,813,895	$258,139	$230,226,315	$752,675	$(196,167,165)	$35,069,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$209,977	$(918,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,587,315	2,540,963
Interest from amortization of debt costs	13,929	112,618
Gain on disposal of property and equipment	(129,082)	(92,868)
Stock-based compensation on stock options & RSUs, net	252,436	296,297
Provision for doubtful accounts receivable	9,769	(4,436)
Change in operating lease liabilities	(107,747)	(52,720)
Inventory write-offs to allowance	37,883	3,193
Deferred tax benefit	—	(406,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(108,222)	(523,661)
Other receivables	353,695	42,575
Inventories	(590,415)	(1,614,551)
Prepaid expenses and other assets	198,058	181,200
Accounts payable and accrued liabilities	(857,813)	461,970
Net cash provided by operating activities	1,869,783	25,947

Cash flows from investing activities:
Purchase of property and equipment	(1,505,021)	(1,673,482)
Proceeds from sale of equipment	186,986	316,750
Net cash used in investing activities	(1,318,035)	(1,356,732)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	13,767
Proceeds from sale of common stock from Employee Stock Purchase Plan	24,612	41,922
Loan costs	—	(92,860)
Borrowings on loan payable	—	5,813,500
Payments on loan payable	(436,013)	(6,686,167)
Repayment of finance lease obligations	(315,638)	—
Payments on capital lease obligations	—	(244,210)
Net cash used in financing activities	(727,039)	(1,154,048)
Effect of exchange rate on cash and cash equivalents	(47,697)	617,670
Change in cash and cash equivalents and restricted cash	(222,988)	(1,867,163)
Cash and cash equivalents and restricted cash, beginning of period	4,604,701	6,508,620
Cash and cash equivalents and restricted cash, end of period	$4,381,713	$4,641,457

Supplemental disclosure of cash flow information:
Interest paid in cash	$262,607	$379,539
Income taxes paid	$441,982	$297,599
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	—	$462,209

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

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

There have been no other material changes to our significant accounting policies during the nine months ended March 31, 2020, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2019 and March 31, 2020.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and nine months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
PMO	$3,851,518	$3,351,916	$10,746,525	$10,590,111
Infrared Products	4,296,111	3,833,969	13,259,610	12,524,741
Specialty Products	561,352	719,697	1,854,688	1,888,958
Total revenue	$8,708,981	$7,905,582	$25,860,823	$25,003,810

4.
Inventories

The components of inventories include the following:

	March 31, 2020	June 30, 2019
Raw materials	$3,605,925	$3,467,105
Work in process	2,970,354	2,288,226
Finished goods	2,652,347	2,704,471
Allowance for obsolescence	(991,567)	(775,275)
	$8,237,059	$7,684,527

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.2 million and $2.1 million at March 31, 2020 and June 30, 2019, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Lives (Years)	2020	2019
Manufacturing equipment	5 - 10	$18,441,000	$17,412,136
Computer equipment and software	3 - 5	804,508	706,840
Furniture and fixtures	5	325,688	293,582
Leasehold improvements	5 - 7	2,150,417	2,074,069
Construction in progress		265,296	697,126
Total property and equipment		21,986,909	21,183,753
Less accumulated depreciation and amortization		(10,867,382)	(9,452,669)
Total property and equipment, net		$11,119,527	$11,731,084

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the nine months ended March 31, 2020.

Identifiable intangible assets were comprised of:

	Useful	March 31,	June 30,
	Lives (Years)	2020	2019
Customer relationships	15	$3,590,000	$3,590,000
Backlog	2	366,000	366,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Non-compete agreement	3	27,000	27,000
Total intangible assets		11,069,000	11,069,000
Less accumulated amortization		(4,079,765)	(3,231,694)
Total intangible assets, net		$6,989,235	$7,837,306

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2020 (remaining three months)	$281,271
June 30, 2021	1,125,083
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024 and later	3,332,715
$6,989,235

7.   Accounts Payable

The accounts payable balances as of March 31, 2020 and June 30, 2019 both include earned but unpaid Board of Directors’ fees of approximately $91,000.

8.   Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Income (loss) before income taxes	$1,019,386	$(190,148)	$883,533	$(959,126)
Income tax provision (benefit)	$203,369	$161,870	$673,556	$(40,493)
Effective income tax rate	20%	-85%	76%	4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. Income tax expense for the three and nine months ended March 31, 2020 was primarily related to income taxes from our operations in China, as we are not recording additional income tax benefits on losses in the U.S. jurisdiction based on our assessment of the valuation allowance position on our U.S. net deferred tax assets. Income tax expense for the nine months ended March 31, 2020 also includes withholding taxes accrued on a $2 million intercompany dividend declared in December 2019 by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend was paid to us, as its parent company. For the three and nine months ended March 31, 2019, we recorded tax expense on income generated in China, and for the nine months ended March 31, 2019 this expense was offset by a tax benefit on losses in the U.S. jurisdiction.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2020 and June 30, 2019, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes
Our U.S. federal and state statutory income tax rate is estimated to be 25%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no tax benefit is expected to be recorded on pre-tax losses generated in the U.S.

Income Tax Law of the People’s Republic of China
Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of March 31, 2020, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. In December 2019, we declared an intercompany dividend of $2 million from LPOIZ, payable to us as its parent company. Accordingly, we accrued Chinese withholding taxes of $200,000 associated with the dividend. LPOIZ paid to us $900,000, after the withholding of $100,000 in taxes, during each of the quarters ended December 31, 2019 and March 31, 2020. Other than these withholding taxes, this intercompany dividend has no impact on our unaudited Condensed Consolidated Financial Statements. This dividend is from earnings accumulated prior to January 1, 2019. We currently intend to permanently invest earnings generated after January 1, 2019 from LPOIZ and, therefore, have not provided for future Chinese withholding taxes on such related earnings.

Law of Corporate Income Tax of Latvia
Our Latvian subsidiary, ISP Optics Latvia, SIA (“ISP Latvia”), is governed by the Law of Corporate Income Tax of Latvia. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. As a transitional measure, distributions of earnings prior to January 1, 2018 are not subject to tax if declared prior to December 31, 2019. ISP Latvia has declared an intercompany dividend to be paid to ISP, its U.S. parent company, for the full amount of earnings accumulated prior to January 1, 2018. Distributions of this dividend will be from earnings prior to January 1, 2018 and, therefore, will not be subject to tax. We currently do not intend to distribute any earnings generated after January 1, 2018. If, in the future, we change such intention, we will accrue distribution taxes, if any, as profits are generated.

9.   Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our 2018 Stock and Incentive Compensation Plan (the “SICP”), including incentive stock options, non-qualified stock options, and restricted stock unit (“RSU”) awards. The stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the nine months ended March 31, 2020 and 2019 included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Nine Months Ended March 31,
	2020	2019

Stock options	$(15,330)	$32,963
RSUs	261,616	263,334
Total	$246,286	$296,297

The amounts above were included in:
Selling, general & administrative	$246,286	$294,859
Cost of sales	-	1,620
New product development	-	(182)
	$246,286	$296,297

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $2,491 and $3,856 for the nine months ended March 31, 2020 and 2019, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine-month periods ended March 31, 2020 and 2019. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

  For stock options granted under the SICP in the nine-month periods ended March 31, 2020 and 2019, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended March 31,
	2020	2019
Weighted-average expected volatility	64%	56% - 69%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	1.56%	2.65% - 3.00%
Weighted-average expected term, in years	6.91	2.53

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the nine months ended March 31, 2020 is presented below:

				Restricted
	Stock Options			Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2019	979,925	$1.80	5.5	1,864,526	0.9

Granted	289,817	$1.51	9.8	484,000	2.6
Exercised	—			(17,204)
Cancelled/Forfeited	(261,366)	$1.98		—
March 31, 2020	1,008,376	$1.67	6.5	2,331,322	0.9

Awards exercisable/
vested as of
March 31, 2020	721,354	$1.64	5.3	1,650,325	—

Awards unexercisable/
unvested as of
March 31, 2020	287,022	$1.74	9.4	680,997	0.9
	1,008,376			2,331,322

RSU awards vest immediately or from two to four years from the date of grant.

As of March 31, 2020, there was approximately $909,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

	Stock
Fiscal Year Ending:	Options	RSUs	Total
June 30, 2020 (remaining three months)	$13,043	$52,486	$65,529
June 30, 2021	50,867	286,191	337,058
June 30, 2022	46,949	172,859	219,808
June 30, 2023	53,471	115,307	168,778
June 30, 2024	38,497	79,037	117,534
	$202,827	$705,880	$908,707

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Net income (loss)	$816,017	$(352,018)	$209,977	$(918,633)

Weighted-average common shares outstanding:
Basic number of shares	25,858,155	25,810,681	25,840,881	25,788,286

Effect of dilutive securities:
Options to purchase common stock	828	-	-	-
RSUs	1,710,861	-	1,508,422	-
Diluted number of shares	27,569,844	25,810,681	27,349,303	25,788,286

Earnings (loss) per common share:
Basic	$0.03	$(0.01)	$0.01	$(0.04)
Diluted	$0.03	$(0.01)	$0.01	$(0.04)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Options to purchase common stock	900,185	985,842	905,348	999,612
RSUs	561,120	1,864,526	552,934	1,755,893
	1,461,305	2,850,368	1,458,282	2,755,505

11.
Leases

As discussed in Note 2, Significant Accounting Policies, the Company adopted ASC Topic 842 effective July 1, 2019. Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Irvington, New York; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2022. We include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under six finance lease agreements, entered into during fiscal years 2016 to 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	$159,305	$496,278
Finance lease cost:
Depreciation of lease assets	86,063	258,189
Interest on lease liabilities	18,264	61,221
Total finance lease cost	104,327	319,410
Total lease cost	$263,632	$815,688

Supplemental balance sheet information related to leases was as follows:

	Classification	As of March 31, 2020
Assets:
Operating lease assets	Operating lease assets	$1,348,381
Finance lease assets	Property and equipment, net(1)	827,171
Total lease assets		$2,175,552

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$757,168
Short-term leases	Accrued liabilities(2)	190,325
Finance leases	Finance lease liabilities, current	377,873

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	1,073,981
Finance leases	Finance lease liabilities, less current portion	351,197
Total lease liabilities		$2,750,544

(1)
Finance lease assets are recorded net of accumulated depreciation of approximately $1.2 million as of March 31, 2020.
(2)
Represents accrual related to the lease of the Irvington Facility, which we ceased use of as of June 30, 2019. All remaining lease payments were accrued as of that date, through the lease expiration in September 2020. See Note 14, Restructuring, to these unaudited Condensed Consolidated Financial Statements for additional information.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of March 31, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	2.4
Finance leases	2.2

Weighted Average Discount Rate
Operating leases	4.9%
Finance leases	7.9%

Supplemental cash flow information:

Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$589,622
Operating cash used for finance leases	$61,234
Financing cash used for finance leases	$315,638

Future maturities of lease liabilities, excluding amounts accrued for the Irvington Facility lease, were as follows as of March 31, 2020:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2020 (remaining three months)	$105,085	$204,426
June 30, 2021	407,954	826,185
June 30, 2022	231,783	768,068
June 30, 2023	59,647	157,064
June 30, 2024	11,811	─
Total future minimum payments	816,280	1,955,743
Less imputed interest	(87,210)	(124,594)
Present value of lease liabilities	$729,070	$1,831,149

12.
Loans Payable

During the nine months ended March 31, 2020, loans payable consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to a then-outstanding acquisition term loan. For additional information related to the Avidbank loans, please see Note 18, Loans Payable, to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2019.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. There were no borrowings under the BankUnited Revolving Line as of March 31, 2020.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of approximately $48,446, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of March 31, 2020, the applicable interest rate was 4.33%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no borrowings under the Guidance Line as of March 31, 2020.

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

General Terms

The Amended Loan Agreement contains customary covenants including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of March 31, 2020, the Company was in compliance with all required covenants.

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

Financing costs incurred were recorded as a discount on debt and are amortized over the term. Amortization of approximately $13,900 is included in interest expense for the nine months ended March 31, 2020. For the nine months ended March 31, 2019, amortization of approximately $113,000 is included in interest expense, which includes $94,000 of amortization of financing costs that was accelerated when the previous term loan payable to Avidbank was paid in full in February 2019.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2020 (remaining three months)	$145,338	$(3,715)	$141,623
June 30, 2021	581,350	(17,334)	564,016
June 30, 2022	581,350	(17,334)	564,016
June 30, 2023	581,350	(17,334)	564,016
June 30, 2024	3,342,762	(17,024)	3,325,738
Total payments	$5,232,150	$(72,741)	5,159,409
Less current portion			(581,350)
Non-current portion			$4,578,059

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $761,000 and $809,000 as of March 31, 2020 and June 30, 2019, respectively. During the nine months ended March 31, 2020 and 2019, we also recognized net foreign currency transaction losses of approximately $363,000 and $323,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled $4.4 million at March 31, 2020. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. Based on retained earnings as of the end of the prior statotury tax year ended December 31, 2018, LPOIZ had approximately $3.5 million available for repatriation and LPOI did not have any earnings available for repatriation. During the three months ended December 31, 2019, we declared an intercompany dividend of $2 million payable by LPOIZ to us, all of which has been paid to us as of March 31, 2020.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	March 31, 2020	June 30, 2019	March 31, 2020	June 30, 2019
Assets	$17.2 million	$16.9 million	$9.5 million	$8.2 million
Net assets	$14.6 million	$14.5 million	$8.1 million	$7.8 million

14.
Restructuring

In July 2018, we announced the relocation and consolidation of ISP’s Irvington Facility into our existing Orlando Facility and our existing facility in Riga, Latvia (the “Riga Facility”). We recorded charges for restructuring and other exit activities related to the closure or relocation of business activities at fair value, when incurred. Such charges include termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. For the year ended June 30, 2019, we recorded approximately $1.2 million in expenses related to the relocation of the Irvington Facility, of which approximately $394,000 were recorded during the nine months ended March 31, 2019. These charges are included as a component of the “Selling, general and administrative” expenses line item in our unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). The charges recorded during the fiscal year ended June 30, 2019 included approximately $467,000 for our remaining obligation under the lease agreement for the Irvington Facility until the lease expires in September 2020 because we ceased use of this facility as of June 30, 2019. Amounts accrued and included in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 related to this activity were comprised of the remaining lease obligation of approximately $467,000, included in “Accrued liabilities”, and approximately $246,000 of termination benefits and other costs, included in “Accrued payroll and benefits.” As of March 31, 2020, the remaining amounts accrued in our unaudited Condensed Consolidated Balance sheet included approximately $190,000 related to the lease obligation.

15.
Subsequent Events

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

As of the date of issuance of these unaudited Condensed Consolidated Financial Statements, our operations have not been significantly impacted. No impairments were recorded as of March 31, 2020 and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the three and nine months ended March 31, 2020 and as of the date these unaudited Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the COVID-19 pandemic will have on our financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, customers, and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impaired or, similarly, our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our suppliers and vendors) could have a material adverse effect on our business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our results of operations, financial, or liquidity for the remainder of fiscal year 2020 and beyond. As of the date of this filing, all of our manufacturing facilities continue normal operations.

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

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout world, including the United States. As a result of the COVID-19 pandemic, initially employees at our facilities in China were subject to stay-at-home orders, which restrictions have been lifted as of the date of this Quarterly Report. Our China manufacturing facility continues to operate as normal. Currently, however, staff at our Orlando and Riga Facilities are subject to stay-at-home orders issued by local authorities. Despite these stay-at-home orders, as a critical supplier to both the medical and defense industries, we have been deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce is permitted to work from our facilities and our business operations can continue. Nonetheless, out of concern for our workforce, we have directed our United States- and Latvia-based non-manufacturing employees to work remotely. Our manufacturing staff based in the United States and Latvia continue to work in our facilities and we have taken necessary precautions to ensure that these individuals can adhere to all social distancing guidelines. Where possible, we have staggered shifts to reduce contact within shifts and between different shifts, and have minimized interaction and physical proximity between employees working within the same building. To date, we have not seen any significant direct negative impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. In addition, we have seen increased demand for thermal imaging assemblies for fever detection applications in response to the pandemic.  Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2020 and, possibly, beyond.

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

Recent Organizational and Strategic Initiatives

At the beginning of fiscal 2019, we began introducing a number of organizational changes designed to ensure we continue to leverage the expanded capabilities and manage the broader product portfolio that we now have. We continue to make changes to more closely align our operations, engineering, sales and marketing functions to ensure the closest possible ties between demand and supply of our products. We believe these changes will enhance coordination between technical and operational requirements. We also implemented a product management function, with a product manager for each of our major product capabilities: molded optics, thermal imaging optics and custom designed optics. Product management is principally a portfolio management process that analyzes products within the product capability areas as defined above. This function has begun to facilitate choosing investment priorities to help strategically align LightPath’s competencies with strategic industry revenue opportunities. Over the longer term, this function will also help ensure successful product life cycle management.

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

Results of Operations

Fiscal Third Quarter: Three months ended March 31, 2020, compared to three months ended March 31, 2019

Revenues:
Revenue for the third quarter of fiscal 2020 was approximately $8.7 million, an increase of approximately $803,000, or 10%, as compared to the same period of the prior fiscal year. Revenue generated by infrared products was approximately $4.3 million in the third quarter of fiscal 2020, an increase of approximately $462,000, or 12%, compared to approximately $3.8 million in the same period of the prior fiscal year. The increase is primarily due to increased sales of molded infrared products, including products made with our new BD6 material. The increased demand for molded infrared products has recently been driven by medical applications, particularly fever detection, in addition to continued demand for industrial applications, firefighting and other public safety applications. Revenue generated by PMO products was approximately $3.9 million for the third quarter of fiscal 2020, as compared to $3.4 million in the same period of the prior fiscal year, an increase of approximately $500,000, or 15%. The increase in revenue is primarily attributed to increases in sales to customers in the medical and telecommunications markets, partially offset by a decrease in sales to customers in the commercial market. Revenue generated by our specialty products was approximately $561,000 in the third quarter of fiscal 2020, a decrease of approximately $158,000, or 22%, compared to $720,000 in the same period of the prior fiscal year. This decrease is primarily related to the timing of orders for custom products in the third quarter of the prior fiscal year which did not recur in the third quarter of fiscal 2020.

Cost of Sales and Gross Margin:
Gross margin in the third quarter of fiscal 2020 was approximately $4.0 million, an increase of 29%, as compared to approximately $3.1 million in the same quarter of the prior fiscal year. Total cost of sales was approximately $4.7 million for the third quarter of fiscal 2020, compared to $4.8 million for the same period of the prior fiscal year. The increase in gross margin is primarily driven by the increase in sales. Gross margin as a percentage of revenue was 46% for the third quarter of fiscal 2020, as compared to 39% in the same period of the prior fiscal year. The improvement in gross margin as a percentage of revenue is partially driven by a slightly higher mix of PMO product sales during the third quarter of fiscal 2020, which typically have the highest margins among our product groups, and also reflects our improved cost structure and operating performance following the completion of the Irvington Facility relocation in June 2019.

Selling, General and Administrative:
Selling, general and administrative (“SG&A”) costs were approximately $2.3 million for the third quarter of fiscal 2020, a decrease of approximately 7%, as compared to approximately $2.4 million in the same quarter of the prior fiscal year. SG&A for the third quarter of fiscal 2019 included approximately $103,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing Orlando Facility and Riga Facility. The third quarter of fiscal 2020 reflects savings from the absence of these non-recurring costs, as well as reduced personnel and overhead costs resulting from the restructuring associated with the relocation of the Irvington Facility. We expect future SG&A costs to continue to reflect reduced operating and overhead costs as a result of the consolidation of our manufacturing facilities.

New Product Development:
New product development costs were approximately $412,000 in the third quarter of fiscal 2020, a decrease of 18%, as compared to approximately $506,000 in the same period of the prior fiscal year. This decrease in new product development costs was primarily due a decrease in personnel costs associated with shifting personnel from product development to our newly created product management function, for which expenses are now included in SG&A costs.

Other Income (Expense):
In the third quarter of fiscal 2020, interest expense was approximately $85,000, compared to approximately $275,000 in the same period of the prior fiscal year. The decrease in interest expense is primarily due to the paydown of principal and more favorable terms associated with the BankUnited Term Loan we entered into during the third quarter of fiscal 2019. Interest expense for the third quarter of fiscal 2019 also includes non-recurring costs associated with the previous term loan upon refinancing, including the write-off of previously unamortized debt costs. We expect that interest expense will remain near current levels for the remainder of fiscal 2020.

Other income, net, was approximately $42,000 in the third quarter of fiscal 2020, compared to approximately $64,000 in the same period of the prior fiscal year, primarily resulting from net gains on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the third quarter of fiscal 2020, we incurred net foreign currency transaction gains of approximately $14,000, compared approximately $65,000 for the same period of the prior fiscal year.

Income Taxes:
During the third quarter of fiscal 2020, we recorded income tax expense of approximately $203,000, as compared to $162,000 in the same period of the prior fiscal year. For both periods, these amounts are primarily comprised of income taxes from our operations in China. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to each of our tax jurisdictions.

Net Income:
Net income for the third quarter of fiscal 2020 was approximately $816,000, or $0.03 basic and diluted earnings per share, compared to a net loss of approximately $352,000, or $0.01 basic and diluted loss per share, for the third quarter of fiscal 2019. The increase in net income for the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, is primarily attributable to the increase in sales, resulting in higher gross margin, coupled with a decrease in SG&A expenses. These differences increased operating income by approximately $1.0 million for the third quarter of fiscal 2020, as compared to the same period of the prior fiscal year. In addition, interest expense decreased by approximately $190,000.

Weighted-average common stock shares outstanding were 25,858,155 and 27,569,844 basic and diluted, respectively, in the third quarter of fiscal 2020, compared to 25,810,681 basic and diluted in the third quarter of fiscal 2019. The increase in the weighted-average basic common stock shares, was due to the issuance of shares of Class A common stock under the 2014 ESPP and upon the exercises of stock options and RSUs. Potential dilutive shares were excluded from the calculation of diluted shares for the three months ended March 31, 2019, as their effects would have been anti-dilutive.

Fiscal First Three Quarters: Nine months ended March 31, 2020, compared to nine months ended March 31, 2019

Revenues:
Revenue for the first nine months of fiscal 2020 was approximately $25.9 million, an increase of 3%, as compared to the same period of the prior fiscal year. Revenue generated by infrared products was approximately $13.3 million in the first nine months of fiscal 2020, an increase of 6%, compared to approximately $12.5 million in the same period of the prior fiscal year. The increase in infrared product revenue is primarily attributable to sales of molded infrared products, including products made with our new BD6 material. Revenues from shipments against the large-volume annual contract for diamond-turned infrared products during the first nine months of fiscal 2020 were similar to the first nine months of fiscal 2019. Revenue generated by PMO products was approximately $10.7 million for the first nine months of fiscal 2020, an increase of 1%, as compared to $10.6 million in the same period of the prior fiscal year. The increase in revenue is primarily attributed to increases in sales to customers in the medical and telecommunications markets, partially offset by a decrease in sales to customers in the commercial market. Revenue generated by specialty products was approximately $1.9 million in the first nine months of fiscal 2020, a decrease of approximately 2% as compared to the same period of the prior fiscal year. During the first nine months of fiscal 2020, NRE revenue related to new projects for customers in the medical and commercial markets increased as compared to the prior year period where certain other custom products sales did not recur.

Cost of Sales and Gross Margin:
Gross margin in the first nine months of fiscal 2020 was approximately $10.3 million, an increase of 7%, as compared to approximately $9.7 million in the same period of the prior fiscal year. Total cost of sales was approximately $15.5 million for the first nine months of fiscal 2020, compared to $15.3 million for the same period of the prior fiscal year. The increase in cost of sales is consistent with the increase in revenue. Gross margin as a percentage of revenue was 40% for the first nine months of fiscal 2020, compared to 39% for the same period of the prior fiscal year. The slight increase in gross margin reflects improvements made in the second and third quarters of fiscal 2020, after several factors negatively impacted the first quarter of fiscal 2020. First, gross margins for our PMO products were negatively impacted during the first quarter of fiscal 2020 by higher duties and freight charges resulting from increased tariffs beginning in June 2019. These additional costs increased cost of sales for the first quarter of fiscal 2020; however, these costs were mitigated in the second quarter by the strategies we implemented during the first quarter. Second, gross margins for infrared products were impacted by yield issues related to our BD6 products, which contributed to higher costs during the first quarter of fiscal 2020. Yields improved significantly during the second quarter of fiscal 2020 as a result of actions taken early in the second quarter. Volumes continue to increase for our BD6-based infrared molded products, and we continue to work toward converting germanium-based diamond-turned infrared products to our BD6 material, which we expect will continue to improve our infrared margins over time. The gross margin improvement for the first nine months of fiscal 2020, as compared to the same prior of the prior fiscal year, also reflects our improved cost structure and operating performance following the completion of the Irvington Facility relocation in June 2019.

Selling, General and Administrative:
For the first nine months of fiscal 2020, SG&A costs were approximately $6.8 million, a decrease of approximately 8%, as compared to approximately $7.4 million in the same period of the prior fiscal year. SG&A for the first nine months of fiscal 2019 included approximately $394,000 of non-recurring expenses related to the relocation of the Irvington Facility to our existing Orlando Facility and Riga Facility. The first nine months of fiscal 2020 reflects savings from the absence of these non-recurring costs, as well as reduced personnel and overhead costs resulting from the restructuring associated with the relocation of the Irvington Facility.

New Product Development:
New product development costs were approximately $1.3 million in the first nine months of fiscal 2020, a decrease of approximately 12%, as compared to approximately $1.5 million in the same period of the prior fiscal year. This decrease was primarily due to the restructuring of personnel from product development to our newly created product management function, for which expenses are now included in SG&A. The decrease in personnel costs was partially offset by increases in patent expenses incurred during the first half of fiscal 2020.

Other Income (Expense):
In the first nine months of fiscal 2020, interest expense was approximately $273,000, compared to approximately $574,000 in the same period of the prior fiscal year. The decrease in interest expense is primarily due to the paydown of principal and more favorable terms associated with the BankUnited Term Loan we entered into during the third quarter of fiscal 2019. Interest expense for the third quarter of fiscal 2019 also includes non-recurring costs associated with the previous term loan upon refinancing, including the write-off of previously unamortized debt costs.

Other expense, net, was approximately $351,000 in the first nine months of fiscal 2020, compared to approximately $322,000 in the first nine months of fiscal 2019, primarily resulting from net losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first nine months of fiscal 2020, we incurred net foreign currency transaction losses of approximately $363,000, compared to $323,000 for the same period of the prior fiscal year.

Income Taxes:
During the first nine months of fiscal 2020, we recorded income tax expense of $674,000, primarily related to income taxes from our operations in China, and Chinese withholding taxes associated with the intercompany dividend declared by LPOIZ during the second quarter. While this repatriation transaction resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate.  This compares to a net income tax benefit of approximately $40,000 recorded for the first nine months of fiscal 2019, which was comprised of a tax benefit on losses in the U.S. jurisdiction, offset by tax expense on income generated in China. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information related to each of our tax jurisdictions.

Net Income (Loss):
Net income for the first nine months of fiscal 2020 was approximately $210,000, or $0.01 basic and diluted earnings per share, compared to a net loss of approximately $919,000, or $0.04 basic and diluted loss per share, for the first nine months of fiscal 2019. The increase in net income for the first nine months of fiscal 2020, as compared to the first nine months of fiscal 2019, is primarily attributable to a $1.6 million improvement in operating income, coupled with a decrease in interest expense of approximately $300,000. These improvements were partially offset by an unfavorable difference of $714,000 in the provision for income taxes.

Weighted-average common stock shares outstanding were 25,840,881 and 27,349,303 basic and diluted, respectively, in the first nine months of fiscal 2020, compared to 25,788,286, for both basic and diluted, in the first nine months of fiscal 2019. The increase in the weighted-average basic common stock shares was due the issuance of shares of Class A common stock under the 2014 ESPP and upon the exercises of stock options and RSUs. Potential dilutive shares were excluded from the calculation of diluted shares for the nine months ended March 31, 2019, as their effects would have been anti-dilutive.

Liquidity and Capital Resources

At March 31, 2020, we had working capital of approximately $13.7 million and total cash and cash equivalents of approximately $4.4 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries were generated in China and Latvia as a result of foreign earnings. Before any funds can be repatriated from China through dividends, the retained earnings of the legal entity must equal at least 50% of its registered capital. Based on retained earnings as of December 31, 2018, the end of the prior statutory tax year, LPOIZ had approximately $3.5 million available for repatriation and LPOI did not have any earnings available for repatriation. During the three months ended December 31, 2019, we declared an intercompany dividend of $2 million payable from LPOIZ to us as its parent company, all of which has been paid to us as of March 31, 2020. This dividend is from earnings accumulated prior to January 1, 2019. We currently intend to permanently invest earnings generated after January 1, 2019, and, therefore, have not provided for future Chinese withholding taxes on such related earnings.

Loans payable consists of the BankUnited Term Loan pursuant to the Amended Loan Agreement. The Amended Loan Agreement also provides for a BankUnited Revolving Line and a Guidance Line. As of March 31, 2020, the outstanding balance on the BankUnited Term Loan was approximately $5.2 million, and we had no borrowings outstanding on the BankUnited Revolving Line or Guidance Line.

The Amended Loan Agreement includes certain customary covenants. As of March 31, 2020, we were in compliance with all covenants. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives. We believe we have the financial resources to weather any short-term impacts of COVID-19; however, we are unable to presently estimate any potential future impacts from COVID-19 and an extended impact could have a material and adverse effect on our sales, earnings, and liquidity.

Cash Flows – Financings:
Net cash used in financing activities was approximately $727,000 in the first nine months of fiscal 2020, compared to approximately $1.2 million used in the first nine months of fiscal 2019. This decrease in cash used was primarily due to the more favorable terms associated with the BankUnited Term Loan we entered into during the third quarter of fiscal 2019, which resulted in reduced principal payments. Cash used in financing activities for the first nine months of fiscal 2020 reflected approximately $752,000 in principal payments on our loans and finance leases, partially offset by approximately $25,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first nine months of fiscal 2019 was comprised of approximately $1.2 million in net principal payments on our loans and capital leases, partially offset by approximately $56,000 in proceeds from the sale of Class A common stock under the 2014 ESPP and from the exercise of stock options.

Cash Flows – Operating:
Cash flow provided by operations was approximately $1.9 million for the first nine months of fiscal 2020, compared to approximately $26,000 for the first nine months of fiscal 2019. The increase in cash flow from operations for the first nine months of fiscal 2020 was primarily due to the increase in net income. We anticipate improvement in our cash flows provided by operations in future years based on our forecasted sales growth and anticipated margin improvements based on production efficiencies, including the relocation of our Irvington Facility, partially offset by marginal increases in sales and marketing and new product development expenditures.

Cash Flows – Investing:
During the first nine months of fiscal 2020, we expended approximately $1.5 million in investments in capital equipment, compared to approximately $2.1 million in the first nine months of fiscal 2019, which included equipment financed through capital leases. The majority of our capital expenditures during the first nine months of fiscal 2020 were related to expansion of our BD6 material production and our infrared coating capacity. Currently, we anticipate that the level of capital expenditures during fiscal 2020 will be similar to fiscal 2019, however, the total amount expended will depend on opportunities and circumstances.

Contractual Obligations and Commitments

As of March 31, 2020, our principal commitments consisted of obligations under operating and finance leases and debt agreements. No material changes occurred during the first nine months of fiscal 2020 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Other than the policy changes disclosed in Note 2, Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, there have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2020 from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Our 12-month backlog at March 31, 2020 was approximately $20.0 million, an increase of 17%, as compared to $17.1 million as of March 31, 2019. Compared to the end of fiscal 2019, our 12-month backlog increased by 17% during the first nine months of fiscal 2020. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2019	$17,137	34%	-6%
Q4 2019	$17,121	33%	0%
Q1 2020	$15,390	-10%	-10%
Q2 2020	$19,095	12%	24%
Q3 2020	$20,012	17%	5%

During the third quarter of fiscal 2020, we announced several new purchase orders for thermal imaging lens assemblies used in medical and sensing applications in the Asian market, which have contributed to the growth in backlog. The increase in our 12-month backlog from the first quarter of fiscal 2020 to the second quarter of fiscal 2020 was largely due to the renewal of a large annual contract for diamond-turned infrared products during the second quarter, which we began shipping against in the third quarter of fiscal 2020. The timing of this renewal is similar to the prior fiscal year. During the fourth quarter of fiscal 2019, we booked new annual contracts for molded infrared products. These annual contracts are expected to renew late in fiscal 2020 or early in fiscal 2021. The timing of each of these annual contract renewals may vary, and may substantially increase backlog levels at the time the orders are received, and backlog will subsequently be drawn down as shipments are made against these orders.

We have experienced strong demand for infrared products used in the industrial, defense and first responder sectors.  More recently, we have experienced an increase in demand for medical applications, particularly for fever detection. Demand for infrared products continues to be further fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group, supoprted by the current strong demand for medical and telecommunications products.  We also continue to diversify and offer new applications, with a cost competitive structure. Over the past several years, we have broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing long-term opportunities for our technology roadmap and market share expansion. Based on our backlog and recent quote activity, we expect increases in revenue from sales of both PMO and infrared products for the remainder of fiscal 2020.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and nine-month periods ended March 31, 2020 and 2019:

	(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,		Quarter	Year-to-date
	2020	2019	2020	2019	% Change	% Change
Revenue
PMO	$3,851,518	$3,351,916	$10,746,525	$10,590,111	15%	1%
Infrared Products	4,296,111	3,833,969	13,259,610	12,524,741	12%	6%
Specialty Products	561,352	719,697	1,854,688	1,888,958	-22%	-2%
Total revenue	$8,708,981	$7,905,582	$25,860,823	$25,003,810	10%	3%

Units
PMO	799,840	568,484	2,148,004	1,646,625	41%	30%
Infrared Products	94,496	56,620	234,150	144,653	67%	62%
Specialty Products	10,517	17,310	33,567	52,171	-39%	-36%
Total units	904,853	642,414	2,415,721	1,843,449	41%	31%

Three months ended March 31, 2020
Our revenue increased by approximately $803,000 for the third quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year, driven by increases in both infrared and PMO product sales.

Revenue from the PMO product group increased approximately $500,000, or 15%, for the third quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily attributed to increases in sales to customers in the medical and telecommunications markets, partially offset by a decrease in sales to customers in the commercial market. Sales of PMO units increased by 41%, as compared to the prior year period, however, average selling prices decreased 18%. The decrease in average selling prices is due to a significant increase in telecommunications products unit sales, which typically have higher volumes and lower average selling prices. Revenue from sales of telecommunications products increased by approximately 30%, while unit volumes for these products nearly doubled for the third quarter of fiscal 2020, as compared to the prior year period.

Revenue generated by the infrared product group increased by approximately $462,000, or 12%, for the third quarter of fiscal 2020, as compared to same quarter of the prior fiscal year. The increase is primarily due to increased sales of molded infrared products, including products made with our new BD6 material, while sales of diamond-turned infrared products decreased slightly. Molded infrared products are higher in volume and lower in prices than diamond-turned infrared products. Due to the higher mix of molded infrared products sold during the third quarter of fiscal 2020, sales of infrared units increased by 67%, as compared to the prior year period, and average selling prices decreased 33%. Recently, demand for medical applications, including fever detection, has driven some of the increased demand for infrared products. Industrial applications, firefighting cameras and other public safety applications also continue to drive demand for infrared products, including our thermal imaging assemblies.

Our specialty products revenue decreased by $158,000, or 22%, in the third quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year. This decrease is primarily related to the timing of orders for custom products in the third quarter of the prior fiscal year, which orders did not recur in the third quarter of fiscal 2020.

Nine months ended March 31, 2020
Our revenue increased by approximately $857,000, or 3%, for the first nine months of fiscal 2020, as compared to the prior year period, with increases in both infrared and PMO product sales.

Revenue from the PMO product group increased approximately $156,000, or 1%, for the first nine months of fiscal 2020, as compared to the prior year period. The increase in revenue is primarily attributed to increases in sales to customers in the medical and telecommunications markets, partially offset by a decrease in sales to customers in the commercial market. Sales of PMO units increased by 30%, as compared to the same period of the prior fiscal year, however, average selling prices decreased 22%, due to a significant increase in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products for the first nine months of fiscal 2020 more than doubled, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group increased by approximately $735,000, or 6%, for the first nine months of fiscal 2020, as compared to the same period of the prior fiscal year. For the first nine months of fiscal 2020, revenues from shipments against the large-volume annual contract for diamond-turned infrared products were similar to the first nine months of fiscal 2019. The increase in infrared product revenue is primarily attributable to sales of molded infrared products, including products made with our new BD6 material. Molded infrared products are higher in volume and lower in prices than diamond-turned infrared products. Accordingly, during the first nine months of fiscal 2020, sales of infrared units increased by 62%, as compared to the prior year period, and average selling prices decreased 35%. Industrial applications, firefighting cameras and other public safety applications continue to be the primary drivers of the increased demand for infrared products, particularly our thermal imaging assemblies. More recently, we have seen an increase in demand for medical applications, such as fever detection.

In the first nine months of fiscal 2020, our specialty products revenue decreased by $34,000, or 2%, as compared to prior year period.  During the first nine months of fiscal 2020, NRE revenue related to new projects for customers in the medical and commercial markets increased as compared to the prior year period where certain other custom products sales did not recur.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net income (loss) to EBITDA for the three and nine months ended March 31, 2020 and 2019:

	(unaudited)
	Quarter Ended:		Nine Months Ended:
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income (loss)	$816,017	$(352,018)	$209,977	$(918,633)
Depreciation and amortization	827,095	857,287	2,587,315	2,540,963
Income tax provision (benefit)	203,369	161,870	673,556	(40,493)
Interest expense	85,464	275,233	273,262	573,535
EBITDA	$1,931,945	$942,372	$3,744,110	$2,155,372
% of revenue	22%	12%	14%	9%

Our EBITDA for the three months ended March 31, 2020 was approximately $1.9 million, as compared to approximately $942,000 for the three months ended March 31, 2019. The increase in EBITDA in the third quarter of fiscal 2020 was due to higher revenue and gross margin, and lower operating expenses.

Our EBITDA for the nine months ended March 31, 2020 was approximately $3.7 million, as compared to approximately $2.2 million for the nine months ended March 31, 2019. The increase in EBITDA in the first nine months of fiscal 2020 was also due to higher revenue and gross margin, and lower operating expenses.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our non-manufacturing employees began working remotely beginning in mid-March 2020. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness while these employees work remotely.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2019, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2020, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2019, except as follows:

Our business, results of operations, financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19, which has spread from China to many other countries across the world, including the United States. In March 2020, the WHO declared COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

We are considered an “essential business,” as a critical supplier to both the medical and defense industries. Although we have continued to operate our manufacturing facilities to date consistent with government guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdown or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended June 30, 2019, such as those relating to our products and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, we issued an aggregate of 5,000 shares of our Class A common stock to a consultant for services rendered, pursuant to an engagement letter, at a deemed issuance price of $1.23 per share, which was the closing price of our Class A common stock as reported by The Nasdaq Stock Market, LLC on the issuance date. We relied on exemptions from registration under the Securities Act provided by Section 4(a)(2) with respect to the issuance of these shares.

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

10.1
Employment Agreement between LightPath Technologies, Inc. and Mr. Sam Rubin, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 26, 2020, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: May 7, 2020	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer