Form 10-K
period 2020-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2020-09-10
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in the Exchange Act). YES ☐   NO ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Common Stock on The NASDAQ Capital Market) was approximately $14,888,739 as of December 31, 2019.

As of September 9, 2020, the number of shares of the registrant’s Class A Common Stock outstanding was 26,012,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Fiscal 2021 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

LightPath Technologies, Inc.
Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events, or performance, statements related to the expected effects on our business from the coronavirus (“COVID-19”) pandemic, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Capabilities

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
●
Infrared molded lenses, diamond turned, conventional and CNC ground and polished lenses and assemblies using short (“SWIR”), mid (“MWIR”) and long (“LWIR”) wave transmitting materials are used in applications for fever detection, firefighting, predictive maintenance, homeland security, surveillance, automotive, cell phone infrared cameras, pharmaceutical research & development and defense; and
●
Collimator assemblies are used in applications involving light detection and ranging (“LIDAR”) technology for advanced driver assistance systems and autonomous vehicles, such as forklifts and other automated warehouse equipment.

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

Product Groups and Markets

Overview

Our business is organized into three product groups: precision molded optics (“PMO”), infrared products and specialty products. These product groups are supported by our major product capabilities: molded optics, thermal imaging optics, and custom designed optics.

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

The photonics market drives our growth and is comprised of eight application areas: information and communication technology, display, lighting, photovoltaic, production technology, life sciences, and measurement and automated vision. In 2018, the market size for these applications at the system level was $556.4 billion. LightPath has product applications in six of the eight application areas, all except for displays and photovoltaic. According to the latest Markets and Markets survey, published in 2019, these six application areas had an estimated market value of $401 billion and are growing at a 7% compound annual growth rate. Within the larger overall markets, we believe there is a market of approximately $2.0 billion for our current products and capabilities. We continue to believe our products will provide significant growth opportunities over the next several years and, therefore, we will continue to target specific applications in each of these major markets. In addition to these major markets, a large percentage of our revenues are derived from sales to unaffiliated companies that purchase our products to fulfill their customers’ orders, as well as unaffiliated companies that offer our products for sale in their catalogs.

Our strategy is to capitalize on optics as an enabling technology across many industries and markets, by leveraging our  key differentiators, including our deep design and manufacturing expertise, our technology, and our established low-cost vertically integrated manufacturing capabilities. In addition, we intend for our product managers and sales force to work together to focus on pursuing customer growth opportunities where our differential advantages coincide with key customer needs.

Product Groups

Beginning in late 2019, we implemented a product management function, with a product manager for each of our major product capabilities: molded optics, thermal imaging optics and custom designed optics. Product management is principally a portfolio management process that analyzes products within the product capability areas as defined above. This function has begun to facilitate choosing investment priorities to help strategically align our competencies with strategic industry revenue opportunities. Over the longer term, this function will also help ensure successful product life cycle management. The following further discusses the various products we offer and certain growth opportunities we anticipate for each such product.

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

Near the end of fiscal 2018, we announced comprehensive production capabilities and global availability for a new line of infrared lenses made from chalcogenide glass. We developed this glass and melt it internally to produce our Black Diamond glass, which has been trademarked, and is marketed as BD6. Historically, the majority of our thermal imaging products have been germanium-based, which is subject to market pricing and availability. BD6 offers a lower-cost alternative to germanium, which we expect will benefit the cost structure of some of our current infrared products and allow us to expand our product offerings in response to the markets’ increasing requirement for low-cost infrared optics applications.

Overall, we anticipate growth for infrared optics, particularly as BD6 continues to be adopted into new applications and new designs.  Infrared systems, which include thermal imaging cameras, temperature sensing, gas sensing devices, spectrometers, night vision systems, automotive driver awareness systems, such as blind spot detection, thermal weapon sights, and infrared counter measure systems, is an area that is growing rapidly and we are selling products that are utilized in a number of these applications. As infrared imaging systems become widely available, market demand will increase as the cost of components decreases. Our aspheric molding process is an enabling technology for the cost reduction and commercialization of infrared imaging systems utilizing smaller lenses because the aspheric shape of our lenses enables system designers to reduce the lens element in a system and provide similar performance at a lower cost. In addition, there is a trend toward utilizing smaller size sensors in these devices which require smaller size lenses and that fits well with our molding technology.

Specialty Product Group. We offer a group of custom specialty optics products and assemblies that take advantage of our unique technologies and capabilities. These products include custom optical designs, mounted lenses, optical assemblies, and collimator assemblies. Collimator assemblies for applications involving light detection and ranging LIDAR technology for advanced driver assistance systems and autonomous vehicles, such as forklifts and other automated warehouse equipment. This continues to be an emerging market with long-term growth potential for us. We also expect growth from medical programs and commercial optical sub-assemblies.

We design, build, and sell optical assemblies into markets for test and measurement, medical devices, military, industrial, and communications based on our proprietary technologies. Many of our optical assemblies consist of several products that we manufacture.

Growth Strategy

Over the last few months, through an intensive discovery and analysis process, our leadership has worked to develop and re-define our strategic direction.

As a component company with its roots deep in optics manufacturing technology, we are known for our innovative products and solutions, which we have leveraged over the years to focus on  the delivery of "best in class" and cost leading optical components.  Initially, we focused on standard glass PMO products, and later, through the acquisition of ISP, as well as internal research and development, we began to shift our focus to products specific to the infrared market.

As is typical with a company with origins in component manufacturing, over the years, we have focused on our products and technology, and became a leader in molded optical glass components.  We then leveraged that experience and know-how into infrared optics. However, during the 30 years since we began delivering our innovative molded optics, the uses of optical technology have grown exponentially.

With the expansion of optical applications into many industries, technologies and products, customers' needs have changed, and customers now often seek a partner that can complement their capabilities and support their implementation of optics into their products. We are well positioned to become the partner of choice for OEM customers integrating optics into their products because of our optical technologies expertise, design of optical systems, and manufacturing of the individual components, as well as assemblies.

To execute on this strategic direction, we intend to focus on the following strategic priorities:

1. Capitalize on the Opportunity.  We recognize that the opportunity for optics and optical assemblies has changed over the past several years.  Optics (or more generally photonics) and optical technologies are increasingly pervasive across numerous industries and markets. Optics is not an industry vertical in itself, but an enabling technology that spans industries well beyond telecommunications. Optics has become a key technology in industries such as automotive, defense, medical, surveillance, industrial equipment, and many other industries.  As such, we have an enormous market opportunity for our products globally, and the opportunity is diversified across many industries and end markets.

2. Prioritize Key Differentiators.  We will prioritize the key differentors that we bring to the photonics market and what we can provide to our customers. Namely, we believe that these key differentiators are our deep design and manufacturing expertise coupled with key optical technologies, as well as a global presence of market penetration and low-cost manufacturing.

3. Continue to Drive Operational Excellence. We acknowledge the importance of continuous improvement and will intensify our focus on operational excellence. This will encompass both short- and long-term initiatives throughout the organization and be supported by a culture that values results and accountability.

4. Create Solutions for Our Customers.  We will leverage our unique capabilities using our expertise in optical design and manufacturing to create solutions for our customers rather than simply components. Over time, we believe this will promote a richer business model supported by longer term partnerships with our customers.

5. Invest in Our People.  We will invest in world class optical design and engineering talent and a strong sales force that can focus and prioritize customer opportunities that align with our strategic goals.

We will work to change the operations and execution culture to be "best in class."  We will remain focused on identifying and investing in the opportunities best suited to deliver on our strategy. We believe that this new strategic focus will put us on a path to provide even more value to our customers, greater opportunities to our employees, and better financial returns to our stockholders.

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

Technical Sales Model. To align the organization for specific goals and accountability, we have made a number of organizational changes designed to ensure we continue to leverage the expanded capabilities and manage our broader product portfolio. First, our organizational structure now enables the close coordination of supply with demand. We created a product management function to manage the portfolio of products and identify our best growth opportunities.  Finally, in June 2020, we hired a Vice President of Global Sales and Marketing to lead our Sales and Marketing organization.

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

Trade Shows. Generally, we display our product line additions and enhancements at one or more trade shows each year. As a result of COVID-19, however, several of these trade shows were either cancelled or modified into virtual trade shows. Prior to COVID-19, we participated in several U.S.-based shows including Society of Photographic Instrumentation Engineers (“SPIE”) Photonics West in February 2020. In addition, we participated, virtually, in the Optical Society of America (“OSA”) Industry Development Associates (“OIDA”) Showcase in August 2020, and intend to exhibit at the China International Optoelectronic Expo (“CIOE”) in September 2020.  This strategy underscores our strategic directive of broadening our base of innovative optical components and assemblies. These trade shows, even as virtual events, also provide an opportunity to meet with and enhance existing business relationships, meet and develop potential customers, and to distribute information and samples regarding our products.

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

PMO Product Group. Our PMO products compete with conventional lenses and optical components manufactured by companies such as Asia Optical Co., Inc., Anteryon BV, Rochester Precision Optics, and Sunny Optical Technology (Group) Company Limited. Aspheric lens system manufacturers include Panasonic Corporation, Alps Electric Co., Ltd., Hoya Corporation, as well as other competitors from China and Taiwan, such as E-Pin Optical Industry Co., Ltd., and Kinik Company.

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

Infrared Product Group. Our infrared aspheric optics compete with optical products produced by Janos Technology LLC, Ophir Optronics Solutions Ltd. (a subsidiary of MKS Instruments, Inc.), Clear Align and a variety of Eastern European and Asian manufacturers. These traditional infrared lenses can either be polished spherical or are diamond turned aspherical. Our molded lenses compete with spherical lenses because like all aspheres they can replace doublets or triplets based on the higher performance of an aspheric lens.  Our proprietary BD6 (chalcogenide material), a lower cost replacement for Germanium, gives us a competitive advantage as it can be diamond turned or molded depending upon customer requirements. In addition, our low-cost, high volume lens molding technology combined with our lens fabrication capabilities in China and Latvia, which are low-cost regions, enables us to compete with the other manufacturers of infrared lens by offering the best technology fit at a competitive price.

Our molded infrared optics competes with products manufactured by Umicore N.V. (“Umicore”), Rochester Precision Optics, and a number of Asian and European manufacturers. We believe that our optical design expertise, our BD6-based product offerings, our diverse manufacturing flexibility, and our manufacturing facilities located in Asia, Europe and North America are key advantages over the products manufactured by these competitors.

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

Our Orlando Facility and LPOIZ’s Zhenjiang Facility feature areas for each step of the manufacturing process, including coating work areas, diamond turning, preform manufacturing and a clean room for precision glass molding and integrated assembly. The Orlando and Zhenjiang Facilities include new product development laboratories and space that includes development and metrology equipment. The Orlando and Zhenjiang Facilities have anti-reflective and infrared coating equipment to coat our lenses in-house. ISP Latvia’s Riga Facility includes fully vertically integrated manufacturing processes to produce high precision infrared lenses and infrared lens assemblies, including crystal growth, CNC grinding, conventional polishing, diamond turning, multilayer coatings, assemblies and state of the art metrology.

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

Mark	Type	Registered	Country	Renewal Date
LightPath®	Service mark	Yes	United States	October 22, 2022
GRADIUM™	Trademark	Yes	United States	April 29, 2027
Circulight	Trademark	No	-	-
BLACK DIAMOND	Trademark	No	-	-
GelTech	Trademark	No	-	-
Oasis	Trademark	No	-	-
LightPath®	Service mark	Yes	People’s Republic of China	September 13, 2025
ISP Optics®	Trademark	Yes	United States	August 12, 2022

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

New Product Development

In recent years, our new product development efforts have been focused on the development of our capabilities in molded aspheric lenses and infrared lenses. We incurred expenditures for new product development during fiscal 2020 and 2019 of approximately $1.7 million and $2.0 million, respectively. In fiscal 2020 and 2019, our efforts were concentrated on expanding our product capabilities for molded optics and thermal imaging optics, to continue increasing our product offerings, lower costs and increase capacity in response to demand for both our PMO and infrared products.

In line with our new strategic priorities we anticipate continuing to invest in new product development with a stronger focus on providing complete customer-specific solutions as well as continuing to develop new core technologies that will allow us to differentiate ourselves in the marketplace and create solutions for our customers. Our spending on new product development may begin to increase as we review implementation of our strategic plan and align our capabilities and new product development to that plan.

For more difficult or customized products, we typically bill our customers for engineering services as a NRE fee.

Concentration of Customer Risk

In fiscal 2020, we had sales to three customers that comprised an aggregate of approximately 31% of our annual revenue with one customer at 15% of our sales, another customer at 10% of our sales, and the third customer at 6% of our sales. In fiscal 2019, we had sales to three customers that comprised an aggregate of approximately 32% of our annual revenue with one customer at 17% of our sales, another customer at 8% of our sales, and the third customer at 7% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues and profits. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal 2020, 66% of our net revenue was derived from sales outside of the U.S., with 96% of our foreign sales derived from customers in Europe and Asia. In fiscal 2019, 62% of our net revenue was derived from sales outside of the U.S., with 94% of our foreign sales derived from customers in Europe and Asia.

Employees

As of June 30, 2020, we had 372 employees, of which 363 were full-time equivalent employees, with 106 in the U.S., including 102 located in Orlando, Florida and 4 working remotely from various locations, 96 located in Riga, Latvia, and 170 located in Jiading and Zhenjiang, China. Of our 363 full-time equivalent employees, we have 40 employees engaged in management, administrative, and clerical functions, 27 employees in new product development, 19 employees in sales and marketing, and 286 employees in production and quality control functions. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2021. We have used and will continue utilizing part-time help, including interns, temporary employment agencies, and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. None of our employees are represented by a labor union.

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

Risks Related to Our Business and Financial Results

Our business, results of operations, financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19. Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19, which has spread from China to many other countries across the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

We are considered an “essential business,” as a critical supplier to both the medical and defense industries. To date, we have continued to operate our manufacturing facilities consistent with government guidelines and state and local orders; however, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdown or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

We have a history of losses. Although we reported net income of $0.9 million for fiscal 2020, we incurred a net loss of $2.7 million for fiscal 2019. Prior to fiscal 2019, we reported net income of $1.1 million and $7.7 million for fiscal 2018 and 2017, respectively, but we have a history of losses prior to fiscal 2016. As of June 30, 2020, we had an accumulated deficit of approximately $197.1 million. We may incur losses in the future if we do not achieve sufficient revenue to maintain profitability, or if we continue to incur unusual costs. We expect revenue to grow by generating additional sales through promotion of our infrared products and continued cost reduction efforts across all product groups, but we cannot guarantee such improvement or growth.

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

We are dependent on a few key customers, and the loss of any key customer could cause a significant decline in our revenues. In fiscal 2020, we had sales to three customers that comprised an aggregate of approximately 31% of our annual revenue with one customer at 15% of our sales, another customer at 10% of our sales, and the third customer at 6% of our sales. In fiscal 2019, we had sales to three customers that comprised an aggregate of approximately 32% of our annual revenue, with one customer at 17% of our sales, another customer at 8% of our sales, and the third customer at 7% of our sales. In both fiscal 2020 and 2019, these top three customers include a distributor, which actually represents sales to numerous customers. Our current strategy is to leverage our broader portfolio of products to expand our customer base. However, we continue to diversify our business in order to minimize our sales concentration risk. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

We may be affected by political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers. In fiscal 2020, 66% of our net revenue was derived from sales outside of the U.S., with 96% of our foreign sales derived from customers in Europe and Asia. In fiscal 2019, 62% of our net revenue was derived from sales outside of the U.S., with 94% of our foreign sales derived from customers in Europe and Asia. Our international sales will be limited, and may even decline, if we cannot establish relationships with new international distributors, maintain relationships with our existing international distributions, maintain and expand our foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to the following risks, among others:

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

Tariffs had negative impact on our cost of sales beginning late in fiscal 2019. As a result, we implemented a number of strategies to mitigate the current and, hopefully, future impact of tariffs. These strategies mitigated the impact of tariffs beginning in the second quarter of fiscal 2020. However, given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, any future impact on our operations and financial results is uncertain and these impacts could be more significant than those we experienced in fiscal 2020. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

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

If we do not expand our sales and marketing organization, our revenues may not increase. The sale of our products requires prolonged sales and marketing efforts targeted at several key departments within our prospective customers’ organizations and often involves our executives, personnel, and specialized systems and applications engineers working together. Currently, our direct sales and marketing organization is somewhat limited. We believe we will need to continue to strengthen our sales and marketing organization in order to increase market awareness and sales of our products. There is significant competition for qualified personnel, and we might not be able to hire the kind and number of sales and marketing personnel and applications engineers we need. If we are unable to continue to expand our sales operations globally, we may not be able to continue to increase market awareness or sales of our products, which would adversely affect our revenues, results of operations, and financial condition.

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

Because of our limited product offerings, our ability to generate additional revenues may be limited without additional growth. We organized our business based on three product groups: PMOs, infrared products, and specialty products. In fiscal 2020, sales of PMO products represented approximately 42% of our net revenues, sales of infrared products represented approximately 52% of our net revenues, and sales of specialty products represented 6% of our revenues. In the future, we expect growth in both our PMO and infrared product groups. Continued and expanding market acceptance of these products, particularly our BD6-based infrared products, is critical to our future success. There can be no assurance that our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations and financial condition.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. We execute all foreign sales from our U.S.-based facilities and inter-company transactions in U.S. dollars in order to partially mitigate the impact of foreign currency fluctuations. However, a portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, we experience the risks of fluctuating currencies and corresponding exchange rates. In fiscal years 2020 and 2019, we recognized net losses of approximately $214,000 and $436,000 on foreign currency transactions, respectively. Any such fluctuations that result in a less favorable exchange rate could adversely affect a portion of our revenues and expenses, which could negatively impact our results of operations and financial condition.

We also source certain raw materials from outside the U.S. Some of those materials, priced in non-dollar currencies, fluctuate in price due to the value of the U.S. dollar against non-dollar-pegged currencies, especially the Euro and Renminbi. As the dollar strengthens, this increases our margins and helps with our ability to reach positive cash flow and profitability. If the strength of the U.S. dollar decreases, the cost of foreign sourced materials could increase, which would adversely affect our financial condition and results of operations.  If the Euro or Renminbi currencies were to trend unfavorably against the U.S. dollar on a long-term basis, then the Company would seek to rebalance its strategic materials sourcing.

A significant portion of our cash is generated and held outside of the U.S. The risks of maintaining significant cash abroad could adversely affect our cash flows and financial results. During fiscal 2020, greater than 50% of our cash was held abroad. We generally consider unremitted earnings of our subsidiaries operating outside of the U.S. to be indefinitely reinvested. During fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us. Remaining cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Certain countries, such as China, have monetary laws that limit our ability to utilize cash resources in China for operations in other countries. Before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of its registered capital. Based on retained earnings as of December 31, 2019, the end of our last statutory tax year, LPOIZ had approximately $4.8 million available for repatriation and LPOI did not have any earnings available for repatriation. This limitation may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Further, since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we incur operating losses and/or require cash that is held in international accounts for use in our operations based in the U.S., a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business and financial results.

Our business may be materially affected by changes to fiscal and tax policies. Potentially negative or unexpected tax consequences of these policies, or the uncertainty surrounding their potential effects, could adversely affect our results of operations and the price of our Class A common stock. The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was approved by the U.S. Congress on December 20, 2017 and signed into law on December 22, 2017. This legislation made significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Such changes include a reduction in the corporate tax rate from 35% to 21%, limitation on the deductibility of interest expense and performance based incentive compensation, and implementation of a modified territorial tax system, including a provision that requires companies to include their global intangible low-taxed income and its effect on our U.S. taxable income (effectively, non-U.S. income in excess of a deemed return on tangible assets of non-U.S. corporations), among other changes.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The CARES Act also suspends the limitation on the deduction of NOLs arising in taxable years beginning before January 1, 2021, permits a five-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. During fiscal 2020, as a result of the CARES Act, the Company was able to accelerate the recovery of an income tax receivable related to previously paid alternative minimum tax. The receivable amount of approximately $107,000 as of June 30, 2020 was collected in July 2020. In addition, the Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings of approximately $100,000, accrued as of June 30, 2020 and deferred until at least December 31, 2021. While we may receive further financial, tax, or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent, or impact of any such relief.

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

Business interruptions could adversely affect our business. We manufacture our products at manufacturing facilities located in Orlando, Florida, Riga, Latvia, and Zhenjiang, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando Facility is subject to two leases, one that expires in April 2022 and the other in November 2022. The Riga Facility is subject to a lease that expires in December 2022, and the Zhenjiang Facility is subject to three leases that expire in December 2021, April 2022, and June 2022. Our operations are vulnerable to interruption by fire, hurricane winds and rain, earthquakes, electric power loss, telecommunications failure, and other events beyond our control. We do not have detailed disaster recovery plans for our facilities and we do not have a backup facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union. In January 2020, the United Kingdom and the European Union entered into a withdrawal agreement pursuant to which the United Kingdom formally withdrew from the European Union on January 31, 2020 (generally referred to as “BREXIT”). Following such withdrawal, the United Kingdom entered into a transition period scheduled to end on December 31, 2020. During the transition period, the United Kingdom will remain subject to European Union law and maintain access to the European Union single market and to the global trade deals negotiated by the European Union on behalf of its members. There remains substantial uncertainty surrounding the ultimate impact of BREXIT and any associated transition period.

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

Item 2.    Properties.

Our properties consist primarily of leased office and manufacturing facilities. Our corporate headquarters are located in Orlando, Florida and our manufacturing facilities are primarily located in Zhenjiang, China and Riga, Latvia. We also have a sales, marketing, and administrative office in Shanghai, China. The following schedule presents the approximate square footage of our offices and facilities as of June 30, 2020:

Location	Square Feet	Commitment and Use
Orlando, Florida	38,000	Leased; 3 suites used for corporate headquarters offices, manufacturing, and research and development
Irvington, New York	13,000	Leased; ceased use as of June 30, 2019 (lease expired on August 31, 2020)
Zhenjiang, China	55,000	Leased; 1 building used for manufacturing, and 1 floor of 1 building used for manufacturing
Shanghai, China	1,900	Leased; 1 office suite used for sales, marketing and administrative offices
Riga, Latvia	23,000	Leased; 2 office suites used for administrative offices, manufacturing and crystal growing

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

Holders

As of August 28, 2020, we estimate there were approximately 202 holders of record and approximately 15,876 street name holders of our Class A common stock.

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

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout world, including the United States. As a result of the COVID-19 pandemic, our employees at our facilities in China, Latvia, and the U.S. were subject to stay-at-home orders, which restrictions have been lifted as of the date of this Annual Report on Form 10-K. Despite these stay-at-home orders, as a critical supplier to both the medical and defense industries, we were deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce was permitted to work from our facilities and our business operations have continued to operate as normal. Nonetheless, despite the lifting of these stay-at-home orders, out of concern for our workforce, we have directed our U.S.- and Latvia-based non-manufacturing employees to work remotely. In the case of our manufacturing staff in the United States, China, and Latvia, we have staggered shifts to reduce contact within shifts and between different shifts, where possible, and have minimized interaction and physical proximity between employees working within the same building. To date, we have not seen any direct impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity in fiscal year 2021 or beyond.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2020 compared to the Fiscal Year Ended June 30, 2019:

Revenues:
Revenue for fiscal 2020 was approximately $35.0 million, an increase of 4%, as compared to $33.7 million in fiscal 2019. Revenue generated by infrared products was approximately $18.1 million in fiscal 2020, an increase of 5%, as compared to the prior fiscal year. The increase in infrared product revenue is primarily attributable to sales of BD6-based infrared products for both thermal imaging and temperature sensing products. In the second half of fiscal 2020, demand for temperature sensing and fever detection applications was accelerated by COVID-19. These increases were partially offset by decreases in other areas, such as the defense market.

Revenue generated by PMO products was approximately $14.6 million for fiscal 2020, an increase of 4%, as compared to the prior fiscal year. The increase in revenue is primarily attributable to a significant increase in sales to customers in the telecommunications market, as well as the medical market. These increases were partially offset decreases in sales to customers in the commercial market and also a decrease in sales through catalog and distributors. The decrease in catalog and distribution sales is primarily due to the impact of COVID-19 on colleges and universities.

Revenue generated by specialty products was approximately $2.3 million in the fiscal 2020, a decrease of approximately 4% as compared to fiscal 2019. This decrease is primarily related to orders for custom products in fiscal 2019 that did not recur in fiscal 2020, partially offset by an increase in NRE revenue during fiscal 2020 related to new projects for customers in the medical and commercial markets.

Cost of Sales and Gross Margin:
Gross margin for fiscal 2020 was approximately $13.8 million, an increase of 11%, as compared to approximately $12.5 million in fiscal 2019. Total cost of sales was approximately $21.1 million for fiscal 2020, compared to $21.2 million for fiscal 2019, a decrease of less than 1%. This decrease was achieved amid a 4% increase in revenue. Gross margin as a percentage of revenue was 40% for fiscal 2020, compared to 37% for the prior fiscal year. The improvement in gross margin reflects improvements made in the second, third and fourth quarters of fiscal 2020, after several factors negatively impacted the first quarter of fiscal 2020. First, gross margins for our PMO products were negatively impacted during the first quarter of fiscal 2020 by higher duties and freight charges resulting from increased tariffs between the U.S. and China beginning in June 2019. These additional costs increased cost of sales for the first quarter of fiscal 2020; however, these costs were mitigated in the second quarter by the strategies we implemented during the first quarter. Second, gross margins for infrared products were impacted by yield issues related to our BD6 products, which contributed to higher costs during the first quarter of fiscal 2020. Yields improved significantly during the second quarter of fiscal 2020 as a result of actions taken early in the second quarter. Volumes continue to increase for our BD6-based infrared molded products, and we continue to work toward converting germanium-based diamond-turned infrared products to our BD6 material, which we expect will continue to improve our infrared margins over time. The gross margin improvement for fiscal 2020, as compared to fiscal 2019, also reflects our improved cost structure and operating performance following the completion of the Irvington Facility relocation in June 2019.

Selling, General and Administrative:
For fiscal 2020, Selling, General and Administrative (“SG&A”) costs were approximately $9.0 million, a decrease of approximately $1.5 million, or 15%, as compared to the prior fiscal year. SG&A for fiscal 2019 included approximately $1.2 million of non-recurring expenses related to the relocation of the Irvington Facility to our existing Orlando Facility and Riga Facility. Fiscal 2020 reflects savings from the absence of these non-recurring costs, as well as reduced personnel and overhead costs resulting from the restructuring associated with the relocation of the Irvington Facility. Fiscal 2020 also reflects cost savings associated with the reduction in travel due to COVID-19.

New Product Development:
New product development costs were approximately $1.7 million in fiscal 2020, a decrease of approximately 15%, as compared to approximately $2.0 million in the prior fiscal year. This decrease was primarily due to the restructuring of personnel from product development to our newly created product management function, for which expenses are now included in SG&A. The decrease in personnel costs was partially offset by increases in patent expenses incurred during the first half of fiscal 2020.

Other Income (Expense):
Interest expense was approximately $339,000, compared to approximately $697,000 in the prior fiscal year. The decrease in interest expense is primarily due to more favorable terms associated with a Loan Agreement (the “Loan Agreement”) with BankUnited, N.A. (“BankUnited”) entered into during the third quarter of fiscal 2019 for (i) a revolving line of credit up to a maximum amount of $2 million (the “Bank United Revolving Line”), (ii) a term loan in the amount of approximately $5.8 million (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10 million (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), as well as the recent decrease in interest rates. Interest expense for the third quarter of fiscal 2019 also included non-recurring costs associated with the previous term loan upon refinancing, including the write-off of previously unamortized debt costs.

Other expense, net, was approximately $175,000 in for fiscal 2020, compared to approximately $388,000 in fiscal 2019, primarily resulting from net losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During fiscal 2020, we incurred net foreign currency transaction losses of approximately $214,000, compared to $436,000 for fiscal 2019.

Income Taxes:
During the fiscal 2020, we recorded income tax expense of $764,000, compared to $455,000 in fiscal 2019, primarily related to income taxes from our operations in China. Income taxes for fiscal 2020 also included Chinese withholding taxes of $200,000 associated with the intercompany dividend declared by LPOIZ during the second quarter. While this repatriation transaction resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate.  Please refer to Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to each of our tax jurisdictions.

Net Income (Loss):
Net income for fiscal 2020 was approximately $867,000, or $0.03 basic and diluted earnings per share, compared to a net loss of approximately $2.7 million, or $0.10 basic and diluted loss per share, for fiscal 2019. The increase in net income for fiscal 2020, as compared to fiscal 2019, is primarily attributable to a $3.3 million improvement in operating income resulting from higher revenues and gross margin, and lower operating expenses, coupled with a decrease in interest expense of approximately $358,000. These improvements were partially offset by an unfavorable difference of $309,000 in the provision for income taxes.

Weighted-average common stock shares outstanding were 25,853,419 and 27,469,845 basic and diluted, respectively, in fiscal 2020, compared to 25,794,669, for both basic and diluted, in fiscal 2019. The increase in the weighted-average basic common stock shares was due the issuance of shares of Class A common stock under the 2014 Employee Stock Purchase Plan (“ESPP”) and upon the exercises of stock options and restricted stock units (“RSUs”). Potential dilutive shares were excluded from the calculation of diluted shares for fiscal 2019, as their effects would have been anti-dilutive due to the net loss in that period.

Liquidity and Capital Resources

At June 30, 2020, we had working capital of approximately $13.9 million and total cash and cash equivalents of approximately $5.4 million. Greater than 50% of our total cash and cash equivalents was held by our foreign subsidiaries in China and Latvia. Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal 2020, we repatriated approximately $2 million from LPOIZ. Based on retained earnings as of December 31, 2019, the end of the prior statutory tax year, LPOIZ had an additional $4.8 million available and LPOI did not have any earnings available for repatriation. Based on our previous intent, we had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

Loans payable as of June 30, 2020 consisted of the BankUnited Term Loan and  the BankUnited Revolving Line.  Details of the BankUnited Loans are as follows:

BankUnited Loans

On February 26, 2019, we entered into the Loan Agreement with BankUnited for the BankUnited Loans.  On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”).  Our obligations under the Amended Loan Agreement are collateralized by a first priority security interest (subject to permitted liens) in all of our assets and the assets of our U.S. subsidiaries, GelTech, Inc. (“GelTech”) and ISP, pursuant to a Security Agreement granted by GelTech, ISP, and us in favor of BankUnited. Our equity interests in, and the assets of, our foreign subsidiaries are excluded from the security interest.

BankUnited Revolving Line

Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable.  The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month.  As of June 30, 2020, the applicable interest rate was 2.92% and we had outstanding borrowings of $400,000 on the BankUnited Revolving Line.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to our previous lender for financing related to the acquisition of ISP, and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 22, 2022. Management expects the BankUnited revolving line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of June 30, 2020, the applicable interest rate was 2.92% and the outstanding balance on the BankUnited Term Loan was approximately $5.1 million.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no amounts outstanding under the Guidance Line at June 30, 2020.

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to certain financial covenants.  We must maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of June 30, 2020, we were in compliance with all required covenants.

For additional information regarding the BankUnited Loans, see Note 17, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

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

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan and the BankUnited Revolving Line. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Financings:
Net cash used in financing activities was approximately $622,000 in fiscal 2020, compared to $1.4 million in fiscal 2019. In fiscal 2020, net repayments on debt and finance leases were $669,000, compared to $1.5 million net repayments on debt and capital leases in fiscal 2019. These repayments were offset by net proceeds from the ESPP and from the exercise of stock options totaling approximately $47,000 and $52,000 for fiscal 2020 and 2019, respectively.

Cash Flows – Operating:
Cash flow provided by operations was approximately $3.7 million for fiscal 2020, compared to approximately $411,000 for fiscal 2019. The increase in cash flow from operations is primarily due to the increase in net income, as well as an improvement in accounts receivable. In fiscal 2020, accounts receivable remained substantially unchanged, compared to fiscal 2019, despite the increase in sales. Similar to fiscal 2019, the increase in inventory in fiscal 2020 was primarily to support the growth in sales of infrared products, particularly as related to our new BD6-based product line.

We anticipate continued improvement in our cash flows provided by operations in future years, as we continue to focus on managing our receivables, payables and inventory, while continuing to grow our sales and improve gross margins, with moderate increases in sales and marketing and new product development costs.

Cash Flows – Investing:
During fiscal 2020, we expended approximately $2.4 million for capital equipment, as compared to approximately $1.9 million during fiscal 2019. In fiscal 2019, we also initiated capital leases in the amount of approximately $530,000 for manufacturing equipment. Our capital expenditures during fiscal 2020 were primarily related to continued expansion of our infrared glass capacity, increasing coating capacity and capabilities, and adding press capacity. During fiscal 2019, our capital expenditures were related to upgrades of equipment and facilities in conjunction with relocating the Irvington Facility, as well as expanding our production capacity for infrared glass, particularly our new BD6 material.

We anticipate a similar level of capital expenditures during fiscal 2021; however, the total amount expended will depend on sales growth opportunities and circumstances.

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

●
other key indicators.

These indicators are similarly used to determine tactical operating actions and changes and are discussed in more detail below.  Management will evaluate these key indicators as we transition to our new strategic plan to determine whether any changes or updates to our key indicators are warranted.

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

Our 12-month backlog grew 11% in comparison to the prior year, while we also increased our sales by 4%, compared to the prior year, maintaining our strong booking performance. Our 12-month backlog as of June 30, 2020 was approximately $19.1 million, compared to $17.1 million as of June 30, 2019. Backlog growth rates for fiscal 2020 and 2019 are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2019	$13,994	9%	9%
Q2 2019	$18,145	41%	30%
Q3 2019	$17,137	34%	-6%
Q4 2019	$17,121	33%	0%
Q1 2020	$15,390	-10%	-10%
Q2 2020	$19,095	12%	24%
Q3 2020	$20,012	17%	5%
Q4 2020	$19,078	11%	-5%

The increase in our 12-month backlog from the first quarter to the second quarter of both fiscal 2020 and 2019 was largely due to the renewal of a large annual contract during the second quarter of the respective fiscal year, which we began shipping against during the third quarter of the respective fiscal year. The timing of this renewal is similar to the prior fiscal year. During the fourth quarter of fiscal 2019, we booked new annual contracts for molded infrared products. These annual contracts are expected to renew in fiscal 2021; however, the timing of each of these annual contract renewals may vary, and may substantially increase backlog levels at the time the orders are received, and backlog will subsequently be drawn down as shipments are made against these orders. During the third quarter of fiscal 2020, we announced several new purchase orders for thermal imaging lens assemblies used in medical and sensing applications in the Asian market, which have contributed to the growth in backlog.

We have experienced strong demand for infrared products used in the industrial, defense and first responder sectors. Recently, demand for medical applications, including fever detection, has driven some of the increased demand for infrared products. Demand for infrared products is being further fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure. Over the past several years, we have broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing long-term opportunities for our technology roadmap and market share expansion. Based on our backlog and recent quote activity, we expect increases in revenue from sales of both molded and turned infrared products and visible PMO products as we enter fiscal 2021.

Revenue Dollars and Units by Product Group:
The following table sets forth revenue dollars and units by our three product groups for the three and twelve months ended June 30, 2020 and 2019:

	(unaudited)
	Three Months Ended		Year Ended
	June 30,		June 30,		Quarter	Year-to-date
	2020	2019	2020	2019	% Change	% Change
Revenue
PMO	$3,893,162	$3,508,046	$14,639,687	$14,098,157	11%	4%
Infrared Products	4,793,246	4,746,849	18,052,856	17,271,590	1%	5%
Specialty Products	420,732	490,383	2,275,420	2,379,341	-14%	-4%
Total revenue	$9,107,140	$8,745,278	$34,967,963	$33,749,088	4%	4%

Units
PMO	1,050,668	641,006	3,198,672	2,287,631	64%	40%
Infrared Products	150,194	87,428	384,344	232,081	72%	66%
Specialty Products	7,876	17,383	41,443	69,554	-55%	-40%
Total units	1,208,738	745,817	3,624,459	2,589,266	62%	40%

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Our revenue increased by 4% in the fourth quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year, primarily as a result of an increase in demand for PMO products, with a slight increase in sales of infrared products.

Revenue from the PMO product group for the fourth quarter of fiscal 2020 was $3.9 million, an increase of 11%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily attributed to increases in sales to customers in the telecommunications market, partially offset by a decrease in sales through catalog and distributors. The decrease in catalog and distribution sales is primarily due to the impact of COVID-19 on colleges and universities. Sales of PMO units increased by 64%, as compared to the prior year period, however, average selling prices decreased 32%. The decrease in average selling prices is due to a significant increase in telecommunications products unit sales, which typically have higher volumes and lower average selling prices. Revenue from sales of telecommunications products increased by approximately 58%, while unit volumes for these products nearly doubled for the fourth quarter of fiscal 2020, as compared to the prior year period.

Revenue generated by the infrared product group for the fourth quarter of fiscal 2020 was $4.8 million, an increase of 1%, as compared to same quarter of the prior fiscal year. During the fourth quarter of fiscal 2020, sales of BD6-based infrared products increased significantly, particularly for temperature sensing applications, demand for which has been accelerated by COVID-19. This increase was offset by a decrease in sales of diamond-turned infrared products, particularly in the defense market. The decrease in sales of diamond-turned infrared products was also partially due to the timing of order shipments against a large-volume annual contract, for which shipments were higher in the fourth quarter of the prior fiscal year. Molded infrared products are higher in volume and lower in average selling prices than diamond-turned infrared products. Due to the higher mix of molded infrared products sold during the fourth quarter of fiscal 2020, sales of infrared units increased by 72%, as compared to the prior year period, and average selling prices decreased 41%.

Our specialty products revenue decreased by approximately $70,000, or 14%, in the fourth quarter of fiscal 2020, as compared to the same quarter of the prior fiscal year. This decrease is primarily related to the timing of orders for custom products in the fourth quarter of the prior fiscal year, which did not recur in the fourth quarter of fiscal 2020.

Year ended June 30, 2020 compared to year ended June 30, 2019
Our revenue increased by approximately $1.2 million, or 4%, for fiscal 2020, as compared to fiscal 2019, with increases in both infrared and PMO product sales.

Revenue from the PMO product group increased for fiscal 2020 was $14.6 million, an increase of 4%, as compared to fiscal 2019. The increase in revenue is primarily attributed to a significant increase in sales to customers in the telecommunications market, as well as the medical market. These increases were partially offset decreases in sales to customers in the commercial market and also a decrease in sales through catalog and distributors. The decrease in catalog and distribution sales is primarily due to the impact of COVID-19 on colleges and universities. Sales of PMO units increased by 40%, as compared to the prior fiscal year, however, average selling prices decreased 26%, due to the significant increase in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products for fiscal 2020 more than doubled, as compared to the prior fiscal year.

Revenue generated by the infrared product group for fiscal 2020 was $18.1 million, an increase of approximately 5%, as compared to the prior fiscal year. For fiscal 2020, sales of BD6-based infrared products increased significantly, for both thermal imaging and temperature sensing products. Industrial applications, firefighting cameras and other public safety applications continue to be significant drivers of the demand for infrared products, including thermal imaging assemblies. More recently, we have seen an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19. This increase was partially offset by a decrease in sales of diamond-turned infrared products, particularly in the defense market. The decrease in sales of diamond-turned infrared products was also partially due to the timing of order shipments against a large-volume annual contract, for which shipments were higher in the prior fiscal year. Molded infrared products are higher in volume and lower in average selling prices than diamond-turned infrared products. Accordingly, during fiscal 2020, sales of infrared units increased by 66%, as compared to the prior fiscal year, and average selling prices decreased 37%.

In fiscal 2020, our specialty products revenue decreased by $104,000, or 4%, as compared to prior year period. This decrease is primarily related to orders for custom products in fiscal 2019 that did not recur in fiscal 2020, partially offset by an increase in NRE revenue during fiscal 2020 related to new projects for customers in the medical and commercial markets.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2020	6/30/2020	146
Q3-2020	3/31/2020	160
Q2-2020	12/31/2019	121
Q1-2020	9/30/2019	142
Fiscal 2020 average		132
Q4-2019	6/30/2019	119
Q3-2019	3/31/2019	122
Q2-2019	12/31/2018	117
Q1-2019	9/30/2018	106
Fiscal 2019 average		116

Our average DCSI for fiscal 2020 was 132, compared to 116 for fiscal 2019. The increase in DCSI is driven in part by strategic buys of certain raw materials to reduce lead times and meet increasing demand for infrared glass. For the second half of 2020, the increase in inventory was also driven by the shift in customer order activity due to COVID-19, where we were given short notice to delay shipments of some products and accelerate the manufacturing and shipment of other products. As we adjust to these changes in demand, and as we continue to see increasing demand for both infrared and PMO products, we expect DCSI to return to a range of between 110 to 120.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2020	6/30/2020	62
Q3-2020	3/31/2020	66
Q2-2020	12/31/2019	70
Q1-2020	9/30/2019	67
Fiscal 2020 average		66
Q4-2019	6/30/2019	65
Q3-2019	3/31/2019	68
Q2-2019	12/31/2018	66
Q1-2019	9/30/2018	56
Fiscal 2019 average		64

Our average DSO for fiscal 2020 was 66, compared to 64 for fiscal 2019. The improvement in the second half of fiscal 2020 reflects our increased focus on collections, and tightening of payment terms policies. We strive to have a DSO no higher than 65.

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

EBITDA:
EBITDA is a non-GAAP financial measures used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation's financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory, and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business's cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation, and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

The following table adjusts net income to EBITDA for the three and twelve months ended June 30, 2020 and 2019:

	(unaudited)
	Quarter Ended:		Year Ended:
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$656,952	$(1,761,690)	$866,929	$(2,680,323)
Depreciation and amortization	837,123	923,195	3,424,438	3,464,156
Income tax provision	90,442	495,699	763,998	455,206
Interest expense	66,184	123,578	339,446	697,113
EBITDA	$1,650,701	$(219,218)	$5,394,811	$1,936,152
% of revenue	18%	-3%	15%	6%

Our EBITDA for the quarter ended June 30, 2020 was approximately $1.7 million, compared to a loss of $219,000 for the quarter ended June 30, 2019. The improvement in EBITDA is primarily the result of the increase in sales and gross margin, and a decrease in operating expenses for the fourth quarter of fiscal 2020, as compared to the same period of the prior fiscal year. The reduction in operating expenses reflects the absence of approximately $845,000 in restructuring costs related to the relocation of the Irvington Facility during the fourth quarter of fiscal 2019.

Our EBITDA for fiscal 2020 was approximately $5.4 million, compared to approximately $1.9 million for fiscal 2019. The improvement in EBITDA is primarily the result of the increase in sales and gross margin, and a decrease in operating expenses for fiscal 2020, as compared to fiscal 2019. The reduction in operating expenses reflects the absence of approximately $1.2 million in restructuring costs related to the relocation of the Irvington Facility, which was completed during fiscal 2019.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2020, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2020 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2021 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2020.

Item 11.    Executive Compensation.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2021 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2021 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2020, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,262,426	$2.09	930,326
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2021 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2020.

Item 14.    Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2021 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2020.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   Financial Statements – See Index on page F-1 of this report

(b)   The following exhibits are filed herewith as a part of this report

Exhibit Number	Description

3.1.1	Certificate of Incorporation of LightPath Technologies, Inc., filed June 15, 1992 with the Secretary of State of Delaware.*

3.1.2	Certificate of Amendment to Certificate of Incorporation of LightPath Technologies, Inc., filed October 2, 1995 with the Secretary of State of Delaware.*

3.1.3
Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of LightPath Technologies, Inc., filed November 9, 1995 with the Secretary of State of Delaware.*

3.1.4
Certificate of Designation of Series A Preferred Stock of LightPath Technologies, Inc., filed July 9, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.4 to our Annual Report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997, and is incorporated herein by reference thereto.

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

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

10.1
Amended and Restated Omnibus Incentive Plan dated October 15, 2002, as amended, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

10.2
Employee Letter Agreement dated June 12, 2008, between LightPath Technologies, Inc., and J. James Gaynor, which was filed as Exhibit 99.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on June 17, 2008, and is incorporated herein by reference thereto.

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

10.8
First Amendment to Lease, dated January 9, 2019, by and between LightPath Technologies, Inc. and CIO University Tech, LLC, which was filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No.: 000-27548) filed with the Securities and Exchange Commission on February 7, 2019, and is incorporated herein by reference thereto.

10.9
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

10.11
Revolving Credit Note dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., which was filed as Exhibit 10.3 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.12
Guidance Line Note dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., which was filed as Exhibit 10.4 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on March 21, 2019, and is incorporated herein by reference thereto.

10.13
Security Agreement dated February 26, 2019 by LightPath Technologies, Inc. in favor of BankUnited, N.A., and joined by GelTech, Inc. and ISP Optics Corporation, which was filed as Exhibit 10.5 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on March 1, 2019, and is incorporated herein by reference thereto.

10.14
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

10.15
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

10.16
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

10.29
Separation Agreement between the Company and Dorothy M. Cipolla, effective as of July 27, 2019, which was filed as Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on August 26, 2019, and is incorporated herein by reference thereto.

10.30
Employment Agreement between LightPath Technologies, Inc. and Mr. Sam Rubin, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on February 26, 2020, and is incorporated herein by reference thereto.

10.31	Amendment to Employee Letter Agreement dated March 13, 2020, between LightPath Technologies, Inc., and J. James Gaynor.*

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

21.1	Subsidiaries of the Registrant*

23.1	Consent of MSL, P.A.*

24	Power of Attorney*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
LightPath Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc. (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years ended June 30, 2020 and 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MSL, P.A.

We have served as the Company’s auditor since 2017.

Orlando, Florida
September 10, 2020

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$5,387,388	$4,604,701
Trade accounts receivable, net of allowance of $9,917 and $29,406	6,188,726	6,210,831
Inventories, net	8,984,482	7,684,527
Other receivables	132,051	353,695
Prepaid expenses and other assets	565,181	754,640
Total current assets	21,257,828	19,608,394

Property and equipment, net	11,799,061	11,731,084
Operating lease right-of-use assets	1,220,430	—
Intangible assets, net	6,707,964	7,837,306
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	659,000	652,000
Other assets	75,730	289,491
Total assets	$47,574,918	$45,973,180
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,558,638	$2,227,768
Accrued liabilities	992,221	1,338,912
Accrued payroll and benefits	1,827,740	1,730,658
Operating lease liabilities, current	765,422	—
Deferred rent, current portion	—	72,151
Loans payable, current portion	981,350	581,350
Finance lease obligation, current portion	278,040	404,424
Total current liabilities	7,403,411	6,355,263

Finance lease obligation, less current portion	279,435	640,284
Operating lease liabilities, noncurrent	887,766	—
Deferred rent, noncurrent	—	518,364
Loans payable, less current portion	4,437,365	5,000,143
Total liabilities	13,007,977	12,514,054

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 25,891,885 and 25,813,895
shares issued and outstanding	258,919	258,139
Additional paid-in capital	230,634,056	230,321,324
Accumulated other comprehensive income	735,892	808,518
Accumulated deficit	(197,061,926)	(197,928,855)
Total stockholders’ equity	34,566,941	33,459,126
Total liabilities and stockholders’ equity	$47,574,918	$45,973,180

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	June 30,
	2020	2019
Revenue, net	$34,967,963	$33,749,088
Cost of sales	21,125,464	21,230,168
Gross margin	13,842,499	12,518,920
Operating expenses:
Selling, general and administrative	8,961,150	10,498,651
New product development	1,714,077	2,016,615
Amortization of intangibles	1,129,341	1,220,664
Gain on disposal of property and equipment	(107,280)	(77,047)
Total operating expenses	11,697,288	13,658,883
Operating income (loss)	2,145,211	(1,139,963)
Other income (expense):
Interest expense, net	(339,446)	(697,113)
Other expense, net	(174,838)	(388,041)
Total other expense, net	(514,284)	(1,085,154)
Income (loss) before income taxes	1,630,927	(2,225,117)
Income tax provision	763,998	455,206
Net income (loss)	$866,929	$(2,680,323)
Foreign currency translation adjustment	(72,626)	335,010
Comprehensive income (loss)	$794,303	$(2,345,313)
Earnings (loss) per common share (basic)	$0.03	$(0.10)
Number of shares used in per share calculation (basic)	25,853,419	25,794,669
Earnings (loss) per common share (diluted)	$0.03	$(0.10)
Number of shares used in per share calculation (diluted)	27,469,845	25,794,669

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comphrehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2018	25,764,544	$257,645	$229,874,823	$473,508	$(195,248,532)	$35,357,444
Issuance of common stock for:
Employee Stock Purchase Plan	20,871	209	38,229	—	—	38,438
Exercise of stock options, net	28,480	285	13,482	—	—	13,767
Stock-based compensation on stock options & RSUs	—	—	394,790	—	—	394,790
Foreign currency translation adjustment	—	—	—	335,010	—	335,010
Net loss	—	—	—	—	(2,680,323)	(2,680,323)
Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	30,537	305	24,307	—	—	24,612
Exercise of Stock Options & RSUs, net	42,453	425	21,838	—	—	22,263
Shares issued as compensation	5,000	50	6,100	—	—	6,150
Stock-based compensation on stock options & RSUs	—	—	260,487	—	—	260,487
Foreign currency translation adjustment	—	—	—	(72,626)	—	(72,626)
Net income	—	—	—	—	866,929	866,929
Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$866,929	$(2,680,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,424,438	3,464,156
Interest from amortization of debt costs	18,572	117,261
Gain on disposal of property and equipment	(107,280)	(77,047)
Stock-based compensation on stock options & RSUs, net	250,737	394,790
Provision for doubtful accounts receivable	18,826	(6,658)
Change in operating lease liabilities	(157,757)	370,701
Inventory write-offs to allowance	127,872	125,234
Deferred tax benefit	(7,000)	(28,000)
Changes in operating assets and liabilities:
Trade accounts receivable	3,279	(833,665)
Other receivables	221,644	(306,348)
Inventories	(1,427,827)	(1,405,020)
Prepaid expenses and other assets	403,220	392,925
Accounts payable and accrued liabilities	97,160	883,179
Net cash provided by operating activities	3,732,813	411,185

Cash flows from investing activities:
Purchase of property and equipment	(2,442,779)	(1,931,835)
Proceeds from sale of equipment	186,986	683,250
Net cash used in investing activities	(2,255,793)	(1,248,585)

Cash flows from financing activities:
Proceeds from exercise of stock options	22,263	13,767
Proceeds from sale of common stock from Employee Stock Purchase Plan	24,612	38,438
Loan costs	—	(92,860)
Borrowings on loan payable	400,000	5,813,500
Payments on loan payable	(581,350)	(6,831,503)
Repayment of finance lease obligations	(487,233)	—
Payments on capital lease obligations	—	(342,871)
Net cash used in financing activities	(621,708)	(1,401,529)
Effect of exchange rate on cash and cash equivalents	(72,625)	335,010
Change in cash and cash equivalents and restricted cash	782,687	(1,903,919)
Cash and cash equivalents and restricted cash, beginning of period	4,604,701	6,508,620
Cash and cash equivalents and restricted cash, end of period	$5,387,388	$4,604,701

Supplemental disclosure of cash flow information:
Interest paid in cash	$330,910	$500,985
Income taxes paid	$526,225	$406,526
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	—	$530,253
Landlord credits for leasehold improvements	—	$309,450

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

Cash and cash equivalents consist of cash in the bank and cash equivalents with maturities of 90 days or less when purchased. The Company maintains its cash accounts in various institutions, generally with high credit ratings. The Company’s domestic cash accounts are maintained in one financial institution, and balances may exceed federal insured limits at times. The Company’s foreign cash accounts are not insured. The Company did not have any restricted cash as of June 30, 2020 or 2019.

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

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment of long-lived assets during the fiscal years ended June 30, 2020 and 2019. Assets to be disposed of would be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

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

The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company did not record any goodwill impairment during the fiscal years ended June 30, 2020 or 2019.

Leases. During the first quarter of fiscal 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC Topic 842”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. The Company adopted this standard as of July 1, 2019, using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward historical lease classification, and not reassess (i) whether a contract was or contained a lease, and (ii) initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to combine lease and non-lease components and not to record leases with an initial term of 12 months or less on the Consolidated Balance Sheet. As a result of adopting ASC Topic 842 on July 1, 2019, the Company recognized operating lease right-of-use assets of $1.7 million and corresponding operating lease liabilities of $2.3 million from existing leases on the Company's Consolidated Balance Sheet. Operating lease liabilities include amounts previously classified as “Deferred Rent” in the Consolidated Balance Sheet as of June 30, 2019. See Note 13, Leases, for further details. The adoption of ASC Topic 842 had no impact on the Company’s Consolidated Statement of Comprehensive Income (Loss) or Consolidated Statement of Cash Flows.

Deferred rent related to certain of the Company’s operating leases, prior to the adoption of ASC Topic 842. Rent expense for operating leases containing predetermined fixed increases of the base rental rate during the lease term was being recognized on a straight-line basis over the lease term, as well as applicable leasehold improvement incentives provided by the landlord. Through June 30, 2019, the Company recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying Consolidated Balance Sheet as of June 30, 2019.

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

Our cash, cash equivalents totaled approximately $5.4 million at June 30, 2020. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the legal entity must equal at least 50% of the registered capital before any funds can be repatriated. During fiscal 2020, we repatriated approximately $2 million from LPOIZ. Based on retained earnings as of December 31, 2019, the end of the prior statutory tax year, LPOIZ had an additional $4.8 million available and LPOIZ did not have any funds available for repatriation. Based on our previous intent, we had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

Beginning in fiscal 2019, earnings from the Company’s non-U.S. subsidiaries were subject to the global intangible low-taxed income (“GILTI”) inclusion pursuant to U.S. income tax rules. See Note 9, Income Taxes, to these Consolidated Financial Statements for additional information.

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

Fair value of financial instruments. The Company accounts for financial instruments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include accounts receivable, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s finance lease obligations and loans payable approximate their carrying values, based upon current rates available to us. See Note 17, Loans Payable, to these Consolidated Financial Statements for additional information. Management considers these fair value estimates to be level 2 fair value measurements.

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

Reclassifications. The classification of certain prior-year amounts have been adjusted in our Consolidated Financial Statements to conform to current year classifications. An accrual of $467,000 related to the lease for ISP Optics Corporation’s (“ISP”) Irvington, New York facility (the “Irvington Facility”) was reclassified from “Deferred rent, current portion” to “Accrued liabilities” in the Consolidated Balance Sheet as of June 30, 2019. See Note 13, Leases, and Note 18, Restructuring, for further information. In addition, upon adoption of ASC Topic 842, amounts previously included in the line items “Capital lease obligation, current portion” and “Capital lease obligation, less current portion” are now included in the line items “Finance lease obligation, current portion” and “Finance lease obligation, less current portion”, respectively, in the Consolidated Balance Sheet as of June 30, 2019.

Recent accounting pronouncements. There are new accounting pronouncements issued by the FASB that are not yet effective for the Company for the year ended June 30, 2020.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU is intended to improve the effectiveness of disclosures in the notes to the financial statements, including (1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This ASU is effective for the Company in the first quarter of fiscal year 2021. The Company has assessed the preliminary impact from the adoption of this guidance and expects no impact on its Consolidated Financial Statements.

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

Customary payment terms are granted to customers, based on credit evaluations. The Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance. Deferred revenue was immaterial as of June 30, 2020 and 2019.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. The Company has organized its products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. The Company’s revenue by product group for the years ended June 30, 2020 and 2019 was as follows:

	Year Ended June 30,
	2020	2019
PMO	$14,639,687	$14,098,157
Infrared Products	18,052,856	17,271,590
Specialty Products	2,275,420	2,379,341
Total revenue	$34,967,963	$33,749,088

4.
Inventories, net

The components of inventories include the following:

	June 30, 2020	June 30, 2019
Raw materials	$3,876,955	$3,467,105
Work in process	2,989,070	2,288,226
Finished goods	3,134,800	2,704,471
Allowance for obsolescence	(1,016,343)	(775,275)
	$8,984,482	$7,684,527

During fiscal 2020 and 2019, the Company evaluated all allowed items and disposed of approximately $128,000 and $125,000, respectively, of inventory parts and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.3 million and $2.1 million at June 30, 2020 and 2019, respectively.

5.
Property and Equipment, net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Lives (Years)	2020	2019
Manufacturing equipment	5 - 10	$18,444,448	$17,412,136
Computer equipment and software	3 - 5	801,625	706,840
Furniture and fixtures	5	321,418	293,582
Leasehold improvements	5 - 7	2,171,388	2,074,069
Construction in progress		1,274,880	697,126
Total property and equipment		23,013,759	21,183,753
Less accumulated depreciation and amortization		(11,214,698)	(9,452,669)
Total property and equipment, net		$11,799,061	$11,731,084

During fiscal 2015, the Company extended the term of its Orlando lease and received a tenant improvement allowance from the landlord of $420,014. During fiscal 2019, the Company received a tenant improvement allowance from the landlord related to the new portion of the Orlando facility in the amount of $309,450. These allowances were used to construct improvements and were initially recorded as leasehold improvements and deferred rent liability. The balances are being amortized over the corresponding lease terms, and are included in leasehold improvements and operating lease liabilities as of June 30, 2020.

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

There were no changes in the net carrying value of goodwill during the years ended June 30, 2020 and 2019, and there have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Identifiable intangible assets were comprised of:

	Useful	June 30,	June 30,
	Lives (Years)	2020	2019
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Non-compete agreement	3	27,000	27,000
Total intangible assets		10,703,000	10,703,000
Less accumulated amortization		(3,995,036)	(2,865,694)
Total intangible assets, net		$6,707,964	$7,837,306

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2021	$1,125,083
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025 and later	2,207,632
$6,707,964

7. Accounts Payable

The accounts payable balances as of June 30, 2020 and 2019 both include earned but unpaid Board of Directors’ fees of approximately $91,000.

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

9.
Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended June 30,
	2020	2019
Pretax income (loss):
United States	$(3,739,527)	$(4,649,593)
Foreign	5,370,454	2,424,476
Income (loss) before income taxes	$1,630,927	$(2,225,117)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2020	2019
Current:
Federal tax	$-	$(9,352)
State	3,047	23,423
Foreign	767,951	469,135
Total current	770,998	483,206

Deferred:
Federal tax	4,931	21,803
State	(11,931)	(49,803)
Foreign	-	-
Total deferred	(7,000)	(28,000)

Total income tax provision	$763,998	$455,206

The reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

	Year Ended June 30,
	2020	2019

U.S. federal statutory tax rate	21.0%	21.0%

Income tax provision reconciliation:
Tax at statutory rate:	$342,495	$(467,275)
Net foreign income subject to lower tax rate	(497,959)	(303,288)
State income taxes, net of federal benefit	(75,415)	(26,380)
Valuation allowance	344,793	652,262
IRC 965 repatriation	(206,807)	202,026
GILTI	835,101	251,869
Federal research and development and other credits	(71,962)	(84,440)
Stock-based compensation	-	3,034
Other permanent differences	(183,367)	74,099
Other, net	277,119	153,299
	$763,998	$455,206

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The CARES Act also suspends the limitation on the deduction of NOLs arising in taxable years beginning before January 1, 2021, permits a five-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. During fiscal 2020, as a result of the CARES Act, the Company was able to accelerate the recovery of an income tax receivable related to previously paid alternative minimum tax. The receivable amount of approximately $107,000 as of June 30, 2020 was collected in July 2020. In addition, the Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings of approximately $100,000, accrued as of June 30, 2020 and deferred until at least December 31, 2021.

Income Tax Law of the People’s Republic of China
The Company’s Chinese subsidiaries, LPOI and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For both the years ended June 30, 2020 and 2019, the tax rate for LPOIZ was 15%, in accordance with an incentive program for technology companies. No deferred tax provision has been recorded for China, as the effect is deemed de minimis.

In December 2019, the Company declared an intercompany dividend of $2 million from LPOIZ, payable to the Company as its parent company. Accordingly, the Company accrued and paid Chinese withholding taxes of $200,000 associated with the dividend. During fiscal 2020, LPOIZ paid to the Company $1.8 million, after the withholding taxes. Other than these withholding taxes, this intercompany dividend has no impact on the Consolidated Financial Statements. Subsequent to fiscal 2020, in July 2020 the Company declared an intercompany dividend of $3 million from LPOIZ, payable to the Company as its parent company. This dividend will be paid in installments during fiscal 2021, and the Company will incur Chinese withholding taxes totaling $300,000 on this dividend.

Historically, the Company considered unremitted earnings held by its foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, the Company began declaring intercompany dividends to remit a portion of the historical earnings of its foreign subsidiaries to the U.S. parent company. It is still the Company’s intent to reinvest a significant portion of the more recent earnings generated by its foreign subsidiaries, however the Company also plans to repatriate a portion of the historical earnings of its subsidiaries. Based on its previous intent, the Company had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal 2020 the Company began to accrue for these taxes on the portion of historical earnings that it intends to repatriate.

Law of Corporate Income Tax of Latvia
The Company’s Latvian subsidiary, ISP Latvia, is governed by the Law of Corporate Income Tax of Latvia. Until December 31, 2017, ISP Latvia was subject to a statutory income tax rate of 15%. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined), and (ii) the tax rate was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the taxable amount of profit, resulting in an effective tax rate of 25%. As a transitional measure, distributions made from earnings prior to January 1, 2018, distributed prior to December 31, 2019, are not subject to tax if declared prior to December 31, 2019. ISP Latvia has declared an intercompany dividend to be paid to ISP, its U.S. parent company, for the full amount of earnings accumulated prior to January 1, 2018. Distributions of this dividend will be from earnings prior to January 1, 2018 and, therefore, will not be subject to tax. The Company currently does not intend to distribute any current earnings generated after January 1, 2018. If, in the future, the Company changes such intention, distribution taxes, if any, will be accrued as profits are generated.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	2020	2019
Deferred tax assets:
Net operating loss and credit carryforwards	$16,039,000	$16,044,000
Stock-based compensation	868,000	822,000
R&D and other credits	2,108,000	2,014,000
Capitalized R&D expenses	487,000	476,000
Inventories	218,000	156,000
Accrued expenses and other	99,000	111,000
Gross deferred tax assets	19,819,000	19,623,000
Valuation allowance for deferred tax assets	(17,044,000)	(16,725,000)
Total deferred tax assets	2,775,000	2,898,000
Deferred tax liabilities:
Depreciation and other	(390,000)	(277,000)
Intangible assets	(1,726,000)	(1,969,000)
Total deferred tax liabilities	(2,116,000)	(2,246,000)
Net deferred tax asset	$659,000	$652,000

As of June 30, 2019, the Company has also recorded a non-current income tax receivable of $214,000 related to previously paid alternative minimum tax that is expected to be recovered within the next five years pursuant to certain provisions of the TCJA. During fiscal 2020, approximately $107,000 of this receivable was collected, and the balance was reclassified to other receivables, current, and subsequently collected in July 2020.

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $74 million prior to the expiration of NOL carry-forwards from 2021 through 2034. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $17,044,000 at June 30, 2020, an increase of approximately $319,000 as compared to June 30, 2019. The increase in the valuation allowance for deferred tax assets as compared to the prior year is primarily the result of the various movements in the current year deferred items. The net deferred tax asset of $659,000 results from federal and state tax credits with indefinite carryover periods, and approximately $510,000 in federal NOL carryforwards that management expects to utilize in a future period. State income tax expense disclosed on the effective tax rate reconciliation above includes state deferred taxes that are offset by a full valuation allowance.

At June 30, 2020, in addition to net operating loss carry forwards, the Company also has research and development credit carry forwards of approximately $2,108,000, which will expire from 2022 through 2039. A portion of the NOL carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383, which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

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

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by the Company’s board of directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $2,500 and $3,900 for fiscal 2020 and 2019, respectively, is included in the selling, general and administrative expense in the accompanying Consolidated Statements Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Outstanding at June 30, 2020	Available for Issuance at June 30, 2020
SICP (or Omnibus Plan)	5,115,625	3,262,426	930,326
2014 ESPP	400,000	—	306,600
	5,515,625	3,262,426	1,236,926

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each equity option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and RSUs granted in the years ended June 30, 2020 and 2019, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended June 30,
	2020	2019
Weighted-average expected volatility	64.4%	69.5%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	1.53%	3.00%
Weighted-average expected term, in years	6.93	7.50

The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the years ended June 30, 2020 and 2019. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Payment Awards — A summary of the activity for share-based payment awards in the years ended June 30, 2020 and 2019 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2018	1,005,129	$1.77	6.3	1,649,353	0.9

Granted	13,058	$2.10	9.4	229,509	2.4
Exercised	(17,610)	$1.08		(14,336)
Cancelled/Forfeited	(20,652)	$1.17		—
June 30, 2019	979,925	$1.80	5.5	1,864,526	0.9

Granted	314,817	$1.60	9.6	484,000	2.4
Exercised	(29,356)	$1.35		(17,204)
Cancelled/Forfeited	(322,811)	$2.08		(11,471)
June 30, 2020	942,575	$1.65	6.5	2,319,851	0.9

Awards exercisable/
vested as of
June 30, 2020	676,293	$1.63	5.3	1,650,325	—

Awards unexercisable/
unvested as of
June 30, 2020	266,282	$1.70	9.6	669,526	0.9
	942,575			2,319,851

The total intrinsic value of stock options exercised for the years ended June 30, 2020 and 2019 was approximately $35,000 and $580, respectively.

The total intrinsic value of stock options outstanding and exercisable at June 30, 2020 and 2019 was approximately $1.2 million and $320, respectively.

The total fair value of stock options vested during the years ended June 30, 2020 and 2019 was approximately $94,000 and $170,000, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2020 and 2019 was approximately $12,000 and $26,000, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2020 and 2019 was approximately $5.5 million and $1.3 million, respectively.

The total fair value of RSUs vested during the years ended June 30, 2020 and 2019 was approximately $443,000 and $393,000, respectively.

As of June 30, 2020, there was approximately $754,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including share options and RSUs, granted under the Omnibus Plan, through October 2018 and after that date, the SICP. The expected compensation cost to be recognized is as follows:

	Stock
Fiscal Year Ending:	Options	RSUs	Total
June 30, 2021	$59,572	$271,867	$331,439
June 30, 2022	55,654	148,543	204,197
June 30, 2023	62,517	68,704	131,221
June 30, 2024	46,945	40,539	87,484
	$224,688	$529,653	$754,341

The table above does not include shares under the Company’s 2014 ESPP, which has purchase settlement dates in the second and fourth fiscal quarters.

RSU awards vest immediately or from two to four years from the grant date.

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted-average grant date fair values, estimated using the Black-Scholes-Merton pricing mode, regarding the Company's unexercisable/unvested awards as of June 30, 2020 and 2019 and changes during the two years then ended:

Unexercisable/Unvested Awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2018	218,419	361,983	580,402	$1.53
Granted	13,058	229,509	242,567	$1.80
Vested	(118,282)	(191,348)	(309,630)	$1.79
Cancelled/Forfeited	(2,500)	-	(2,500)	$0.97
June 30, 2019	110,695	400,144	510,839	$2.09
Granted	314,817	484,000	798,817	$0.79
Vested	(99,151)	(203,147)	(302,298)	$1.78
Cancelled/Forfeited	(60,079)	(11,471)	(71,550)	$2.70
June 30, 2020	266,282	669,526	935,808	$1.10

Acceleration of Vesting — The Company does not generally accelerate the vesting of any stock options.

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the years ended June 30, 2020 and 2019 included in the accompanying Consolidated Statements of Comprehensive Income (Loss):

	Year Ended June 30,
	2020	2019

Stock options	$(59,019)	$36,461
RSUs	309,757	358,329
Total	$250,738	$394,790

The amounts above were included in:
Selling, general & administrative	$250,738	$393,352
Cost of sales	-	1,620
New product development	-	(182)
	$250,738	$394,790

During the year ended June 30, 2020, an unusually large number of grants were forfeited unvested due to the departure of several executives.

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

	Year Ended June 30,
	2020	2019

Net income (loss)	$866,929	$(2,680,323)

Weighted-average common shares outstanding:
Basic number of shares	25,853,419	25,794,669

Effect of dilutive securities:
Options to purchase common stock	7,026	-
RSUs	1,609,400	-
Diluted number of shares	27,469,845	25,794,669

Earnings (loss) per common share:
Basic	$0.03	$(0.10)
Diluted	$0.03	$(0.10)

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive:

	Year Ended June 30,
	2020	2019
Options to purchase common stock	918,951	999,612
RSUs	518,610	1,755,893
	1,437,561	2,755,505

12.
Defined Contribution Plan

The Company provides retirement benefits to its U.S.-based employees through a defined contribution retirement plan. These benefits are offered under the Insperity 401(k) plan (the “Insperity Plan”). The Insperity Plan is a defined 401(k) contribution plan that all employees, over the age of 21, are eligible to participate in after three months of employment. Under the Insperity Plan, the Company matches 100% of the first 2% of employee contributions. As of June 30, 2020, there were 56 employees who are enrolled in this plan. The Company made matching contributions of approximately $97,000 and $107,000 during the years ended June 30, 2020 and 2019, respectively.

13.
Leases

The Company has operating leases for its manufacturing and office space. As of June 30, 2020, the Company had two lease agreements for its corporate headquarters and manufacturing facilities in Orlando, Florida. The first lease (the “Orlando Lease”) is for approximately 26,000 square feet, has a seven-year original term with renewal options, and expires in April 2022. Minimum rental rates for the extension term were established based on annual increases of two- and one-half percent starting in the third year of the extension period. Additionally, there is one five-year extension option exercisable by the Company. The minimum rental rates for such additional extension option will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended. In April 2018, the Company entered into a lease agreement for an additional 12,378 square feet in Orlando, Florida (the “Orlando Lease II”). The Orlando Lease II provides additional manufacturing and office space near the Company’s corporate headquarters. The commencement date of the Orlando Lease II was December 1, 2018, and it has a four-year original term with one renewal option for an additional five-year term.

As of June 30, 2020, the Company, through its wholly-owned subsidiary, LPOI, had a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”) for 1,900 square feet. The Shanghai Lease commenced in October 2015. During fiscal 2020, the Shanghai Lease was renewed for an additional three-year term, and now expires in October 2022.

As of June 30, 2020, the Company, through its wholly-owned subsidiary, LPOIZ, had three lease agreements for manufacturing and office facilities in Zhenjiang, China for an aggregate of 55,000 square feet. The initial lease (the “Zhenjiang Lease I”) is for approximately 26,000 square feet, and had a five-year original term with renewal options. In fiscal 2019, the Company renewed the Zhenjiang Lease I and it now expires in June 2022. During fiscal 2018, another lease was executed for 13,000 additional square feet in this same facility (the “Zhenjiang Lease II”). The Zhenjiang Lease II has a 54-month term, and expires in December 2021. During fiscal 2019, LPOIZ entered into a third lease agreement for manufacturing space near the existing facility, for an additional 16,000 square feet (the “Zhenjiang Lease III”). The Zhenjiang Lease III has a three-year term and expires in April 2022.

At June 30, 2020, the Company, through its wholly-owned subsidiary ISP, had a lease agreement for a manufacturing and office facility in Irvington, New York (the “ISP Lease”) for 13,000 square feet. The ISP Lease, which had a five-year original term with renewal options, expired in August 2020. As of June 30, 2019, the relocation of the operations formerly housed in this facility was complete and we had ceased use of this facility. See Note 18, Restructuring, to these Consolidated Financial Statements for additional information.

At June 30, 2020, the Company, through ISP’s wholly-owned subsidiary ISP Latvia, had two lease agreements for a manufacturing and office facility in Riga, Latvia (the “Riga Leases”) for an aggregate of 23,000 square feet. The Riga Leases, each of which was for a five-year original term with renewal options, were set to expire in December 2019. During fiscal 2019, the Riga Leases were renewed, and now expire in December 2022.

As discussed in Note 2, Significant Accounting Policies, to these Consolidated Financial Statements, the Company adopted ASC Topic 842 effective July 1, 2019. The Company’s facility leases are classified as operating leases, and the Company also has finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable, expiring through 2022. The Company includes options to renew (or terminate) in the lease term, and as part of the right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that the Company will exercise that option. The Company currently has obligations under four finance lease agreements, entered into during fiscal years 2018 and 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

The Company’s operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. As most of the Company’s leases do not provide an implicit rate, the Company used its collateralized incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Currently, none of the Company’s leases include variable lease payments that are dependent on an index or rate. The Company is responsible for payment of certain real estate taxes, insurance and other expenses on certain of its leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU asset and lease liability. The Company generally accounts for non-lease components, such as maintenance, separately from lease components. The Company’s lease agreements do not contain any material residual value guarantees or material restricted covenants. Leases with a term of 12 months or less are not recorded on the Consolidated Balance Sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company received tenant improvement allowances for the Orlando Lease and for Orlando Lease II. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances are being amortized over the corresponding lease terms.

The components of lease expense were as follows:

Year Ended June 30, 2020
Operating lease cost	$646,845
Finance lease cost:
Depreciation of lease assets	324,058
Interest on lease liabilities	77,540
Total finance lease cost	401,598
Total lease cost	$1,048,443

Supplemental balance sheet information related to leases was as follows:

	Classification	As of June 30, 2020
Assets:
Operating lease assets	Operating lease assets	$1,220,430
Finance lease assets	Property and equipment, net(1)	666,519
Total lease assets		$1,886,949

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$765,422
Short-term leases	Accrued liabilities(2)	97,665
Finance leases	Finance lease liabilities, current	278,040

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	887,766
Finance leases	Finance lease liabilities, less current portion	279,435
Total lease liabilities		$2,308,328

(1)
Finance lease assets are recorded net of accumulated depreciation of approximately $1.0 million as of June 30, 2020.
(2)
Represents accrual related to the ISP Lease, which we ceased use of as of June 30, 2019. All remaining lease payments were accrued as of that date, through the ISP Lease expiration in August 2020. See Note 14, Restructuring, to these Consolidated Financial Statements for additional information.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of June 30, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	2.1
Finance leases	2.2

Weighted Average Discount Rate
Operating leases	4.9%
Finance leases	7.9%

Supplemental cash flow information:

Year Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$790,199
Operating cash used for finance leases	$77,553
Financing cash used for finance leases	$487,233

Future maturities of lease liabilities, excluding amounts accrued for the ISP Lease, were as follows as of June 30, 2020:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2021	$321,297	$844,636
June 30, 2022	231,783	787,062
June 30, 2023	59,647	162,829
June 30, 2024	11,811	─
Total future minimum payments	624,538	1,794,527
Less imputed interest	(67,063)	(141,339)
Present value of lease liabilities	$557,475	$1,653,188

14.
Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company’s business, results of operations financial condition, cash flows, and the stock price of its Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of the coronavirus ("COVID-19"), which has spread from China to many other countries across the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

To date, the Company has not experienced any direct financial impact of COVID-19 to its business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from customers and, therefore, has the potential to negatively impact the Company’s results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity in fiscal year 2021 or beyond.

15.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $736,000 and $809,000 as of June 30, 2020 and 2019, respectively. During the years ended June 30, 2020 and 2019, we also recognized net foreign currency transaction losses of approximately $214,000 and $436,000, respectively, included in the Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Assets and net assets in foreign countries are as follows:

	China		Latvia
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Assets	$19.0 million	$16.9 million	$9.8 million	$8.2 million
Net assets	$16.2 million	$14.5 million	$8.2 million	$7.8 million

16.
Supplier and Customer Concentrations

The Company utilizes a number of glass compositions in manufacturing its molded glass aspheres and lens array products. These glasses or equivalents are available from a large number of suppliers, including CDGM Glass Company Ltd., Ohara Corporation, and Sumita Optical Glass, Inc. Base optical materials, used in certain of the Company’s specialty products, are manufactured and supplied by a number of optical and glass manufacturers. The Company also utilizes major infrared material suppliers located around the globe for a broad spectrum of infrared crystal and glass. The Company believes that a satisfactory supply of such production materials will continue to be available, at reasonable prices or, in some cases, at increased prices, although there can be no assurance in this regard.

In fiscal 2020, the Company had sales to three customers that comprised an aggregate of approximately 31% of its annual revenue, and 30% of its accounts receivable. Sales to these customers as a percentage of our fiscal 2020 revenue include one customer at 15%, another customer at 10%, and the third customer at 6%. One of these customers comprised 18% of accounts receivable, and the other two customers were each less than 10% of accounts receivable as of June 30, 2020. In fiscal 2019, the Company had sales to three customers that comprised an aggregate of approximately 32% of its annual revenue, and 39% of its accounts receivable. Sales to these customers as a percentage of our fiscal 2019 revenue include one customer at 17%, another customer at 8%, and the third customer at 7%. One of these customers comprised 20% of accounts receivable, a second customer comprised 11% of accounts receivable and the other customer was less than 10% of accounts receivable as of June 30, 2019. In both fiscal 2020 and 2019, these top three customers include a distributor, which actually represents sales to numerous customers. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect the Company’s revenues.

In fiscal 2020, 66% of the Company’s net revenue was derived from sales outside of the U.S., with 96% of foreign sales derived from customers in Europe and Asia. In fiscal 2019, 62% of the Company’s net revenue was derived from sales outside of the U.S., with 94% of foreign sales derived from customers in Europe and Asia.

17.
Loans Payable

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

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to the Company up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable.  The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month. As of June 30, 2020, the applicable interest rate was 2.92%.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced the Company $5,813,500 to satisfy in full the amounts owed to Avidbank, including the Term II Loan, and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Management expects the BankUnited Revolving Line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of June 30, 2020, the applicable interest rate was 2.92%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to the Company under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no amounts outstanding under the Guidance Line at June 30, 2020.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of June 30, 2020, the Company was in compliance with all required covenants.

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

Financing costs incurred were recorded as a discount on debt and are being amortized over the term. Amortization of approximately $19,000 and $117,000 is included in interest expense for the years ended June 30, 2020 and 2019, respectively. For the year ended June 30, 2019, this includes approximately $94,000 of previously unamortized financing costs related to our previous term loan with Avidbank Corporate Finance, a division of Avidbank, which were expensed as of February 26, 2019 when this note was paid in full.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	BankUnited Revolver	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2021	$581,350	$400,000	$(18,572)	$962,778
June 30, 2022	581,350	-	(18,572)	562,778
June 30, 2023	581,350	-	(18,572)	562,778
June 30, 2024	3,342,762	-	(12,381)	3,330,381
Total payments	$5,086,812	$400,000	$(68,097)	5,418,715
Less current portion				(981,350)
Non-current portion				$4,437,365

18. Restructuring

In July 2018, we announced the relocation and consolidation of the Irvington Facility into our existing facilities in Orlando, Florida and Riga, Latvia. We record charges for restructuring and other exit activities related to the closure or relocation of business activities at fair value, when incurred. Such charges include termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. For the year ended June 30, 2019, we recorded approximately $1.2 million in expenses related to the relocation of the Irvington Facility. These charges are included as a component of the “Selling, general and administrative” expenses line item in the accompanying Consolidated Statement of Comprehensive Income (Loss). These charges included approximately $467,000 for the Company’s remaining obligation under the ISP Lease until its expiration in September 2020, as we had ceased use of this facility. Amounts accrued and included in our Consolidated Balance Sheet as of June 30, 2019 related to this activity are comprised of the remaining lease obligation of approximately $467,000, included in “Accrued liabilities”, and approximately $246,000 of termination benefits and other cost, included in “Accrued payroll and benefits.” As of June 30, 2020, the remaining amounts accrued in the accompanying Consolidated Balance Sheet include approximately $98,000 related to the lease obligation.

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 10, 2020	By:	/s/ Shmuel Rubin
Shmuel Rubin
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHMUEL RUBIN	September 10, 2020	/s/ DONALD O. RETREAGE, Jr.	September 10, 2020
Shmuel Rubin		Donald O. Retreage, Jr.
President & Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT RIPP	September 10, 2020	/s/ SOHAIL KHAN	September 10, 2020
Robert Ripp		Sohail Khan
Director (Chairman of the Board)		Director

/s/ DR. STEVEN R. J. BRUECK	September 10, 2020	/s/ LOUIS LEEBURG	September 10, 2020
Dr. Steven R. J. Brueck		Louis Leeburg
Director		Director

/s/ M. SCOTT FARIS	September 10, 2020	/s/ JOSEPH MENAKER	September 10, 2020
M. Scott Faris		Dr. Joseph Menaker
Director		Director

/s/ CRAIG DUNHAM	September 10, 2020	/s/ DARCIE PECK	September 10, 2020
Craig Dunham		Darcie Peck
Director		Director

 S-1