Form 10-Q
period 2020-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2020-11-05
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC.
___________________________________________________
 (Exact name of registrant as specified in its charter)

DELAWARE	86-0708398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
http://www.lightpath.com

2603 Challenger Tech Ct. Suite 100
Orlando, Florida 32826
_________________________________________
(Address of principal executive offices)
(ZIP Code)

(407) 382-4003
________________________________
(Registrant’s telephone number, including area code)
N/A
_______________________________________________________________________
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

26,109,225 shares of common stock, Class A, $0.01 par value, outstanding as of November 2, 2020.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to the expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2020. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	June 30,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$5,386,587	$5,387,388
Trade accounts receivable, net of allowance of $10,153 and $9,917	6,258,927	6,188,726
Inventories, net	9,647,434	8,984,482
Other receivables	—	132,051
Prepaid expenses and other assets	666,501	565,181
Total current assets	21,959,449	21,257,828

Property and equipment, net	12,270,410	11,799,061
Operating lease right-of-use assets	1,502,488	1,220,430
Intangible assets, net	6,426,694	6,707,964
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	659,000	659,000
Other assets	27,737	75,730
Total assets	$48,700,683	$47,574,918
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,337,477	$2,558,638
Accrued liabilities	1,161,796	992,221
Accrued payroll and benefits	1,976,053	1,827,740
Operating lease liabilities, current	814,307	765,422
Loans payable, current portion	881,350	981,350
Finance lease obligation, current portion	284,008	278,040
Total current liabilities	7,454,991	7,403,411

Finance lease obligation, less current portion	205,966	279,435
Operating lease liabilities, noncurrent	1,075,781	887,766
Loans payable, less current portion	4,296,670	4,437,365
Total liabilities	13,033,408	13,007,977

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 26,102,831 and 25,891,885
shares issued and outstanding	261,028	258,919
Additional paid-in capital	230,905,905	230,634,056
Accumulated other comprehensive income	1,465,200	735,892
Accumulated deficit	(196,964,858)	(197,061,926)
Total stockholders’ equity	35,667,275	34,566,941
Total liabilities and stockholders’ equity	$48,700,683	$47,574,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenue, net	$9,508,972	$7,551,930
Cost of sales	5,658,780	5,161,112
Gross margin	3,850,192	2,390,818
Operating expenses:
Selling, general and administrative	2,440,477	2,341,778
New product development	450,497	428,411
Amortization of intangibles	281,271	283,521
Gain on disposal of property and equipment	(45)	(50,000)
Total operating expenses	3,172,200	3,003,710
Operating income (loss)	677,992	(612,892)
Other income (expense):
Interest expense, net	(58,549)	(98,541)
Other income (expense), net	(87,735)	(515,406)
Total other income (expense), net	(146,284)	(613,947)
Income (loss) before income taxes	531,708	(1,226,839)
Income tax provision	434,640	148,318
Net income (loss)	$97,068	$(1,375,157)
Foreign currency translation adjustment	729,308	53,766
Comprehensive income (loss)	$826,376	$(1,321,391)
Earnings (loss) per common share (basic)	$0.00	$(0.05)
Number of shares used in per share calculation (basic)	25,982,260	25,826,771
Earnings (loss) per common share (diluted)	$0.00	$(0.05)
Number of shares used in per share calculation (diluted)	28,432,275	25,826,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comphrehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	3,306	33	10,976		—	11,009
Exercise of stock options, net	207,640	2,076	124,024		—	126,100
Stock-based compensation on stock options & RSUs	—	—	136,849	—	—	136,849
Foreign currency translation adjustment	—	—	—	729,308	—	729,308
Net income	—	—	—	—	97,068	97,068
Balances at September 30, 2020	26,102,831	$261,028	$230,905,905	$1,465,200	$(196,964,858)	$35,667,275

Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	13,370	134	12,033	—	—	12,167
Exercise of RSUs, net	4,394	44	(44)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	98,459	—	—	98,459
Foreign currency translation adjustment	—	—	—	53,766	—	53,766
Net loss	—	—	—	—	(1,375,157)	(1,375,157)
Balances at September 30, 2019	25,831,659	$258,317	$230,431,772	$862,284	$(199,304,012)	$32,248,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$97,068	$(1,375,157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	826,308	892,072
Interest from amortization of debt costs	4,643	4,643
Gain on disposal of property and equipment	(45)	(50,000)
Stock-based compensation on stock options & RSUs, net	136,849	98,459
Change in operating lease liabilities	(45,158)	(24,844)
Inventory write-offs to allowance	112,282	—
Changes in operating assets and liabilities:
Trade accounts receivable	(70,201)	682,975
Other receivables	132,051	353,695
Inventories	(775,234)	(332,161)
Prepaid expenses and other assets	147,148	190,940
Accounts payable and accrued liabilities	96,727	9,443
Net cash provided by operating activities	662,438	450,065

Cash flows from investing activities:
Purchase of property and equipment	(1,216,817)	(256,573)
Proceeds from sale of equipment	—	50,000
Net cash used in investing activities	(1,216,817)	(206,573)

Cash flows from financing activities:
Proceeds from exercise of stock options	126,100	—
Proceeds from sale of common stock from Employee Stock Purchase Plan	11,009	12,167
Payments on loan payable	(245,338)	(145,338)
Repayment of finance lease obligations	(67,501)	(103,618)
Net cash used in financing activities	(175,730)	(236,789)
Effect of exchange rate on cash and cash equivalents	729,308	53,766
Change in cash and cash equivalents and restricted cash	(801)	60,469
Cash and cash equivalents, beginning of period	5,387,388	4,604,701
Cash and cash equivalents, end of period	$5,386,587	$4,665,170

Supplemental disclosure of cash flow information:
Interest paid in cash	$54,089	$95,870
Income taxes paid	$241,293	$57,660

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Consolidated Balance Sheet as of June 30, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.
Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Recently Adopted Accounting Standards
There have been no material changes to our significant accounting policies during the three months ended September 30, 2020, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

3.
Revenue

Product Revenue
We are a manufacturer of optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared optical components, and other optical materials used to produce products that manipulate light. We design, develop, manufacture, and distribute optical components and assemblies utilizing advanced optical manufacturing processes. We also perform research and development for optical solutions for a wide range of optics markets. Revenue is derived primarily from the sale of optical components and assemblies.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2020 and September 30, 2020.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,
	2020	2019
PMO	$4,293,603	$3,184,458
Infrared Products	4,724,504	3,959,625
Specialty Products	490,865	407,847
Total revenue	$9,508,972	$7,551,930

4.
Inventories

The components of inventories include the following:

	September 30, 2020	June 30, 2020
Raw materials	$4,111,137	$3,876,955
Work in process	3,320,842	2,989,070
Finished goods	3,192,137	3,134,800
Allowance for obsolescence	(976,682)	(1,016,343)
	$9,647,434	$8,984,482

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.1 million and $2.3 million at September 30, 2020 and June 30, 2020, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	September 30,	June 30,
	Lives (Years)	2020	2020
Manufacturing equipment	5 - 10	$19,875,155	$18,444,448
Computer equipment and software	3 - 5	833,609	801,625
Furniture and fixtures	5	340,036	321,418
Leasehold improvements	5 - 7	2,469,818	2,171,388
Construction in progress		685,988	1,274,880
Total property and equipment		24,204,606	23,013,759
Less accumulated depreciation and amortization		(11,934,196)	(11,214,698)
Total property and equipment, net		$12,270,410	$11,799,061

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the three months ended September 30, 2020.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	September 30, 2020	June 30, 2020
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(4,249,306)	(3,968,036)
Total intangible assets, net		$6,426,694	$6,707,964

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2021 (remaining nine months)	$843,813
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025 and later	2,207,632
$6,426,694

7.   Accounts Payable

The accounts payable balance as of September 30, 2020 and June 30, 2020 both include approximately $91,000 of earned but unpaid Board of Directors’ fees.

8.   Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,
	2020	2019
Income (loss) before income taxes	$531,708	$(1,226,839)
Income tax provision	$434,640	$148,318
Effective income tax rate	82%	-12%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2020 and 2019, income tax expense was primarily related to income taxes from our operations in China. Income tax expense for the three months ended September 30, 2020 also includes withholding taxes of $300,000 accrued on a $3 million intercompany dividend declared in July 2020 by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2020 and June 30, 2020, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes
Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax benefit is expected to be recorded on pre-tax losses generated in the U.S.

Income Tax Law of the People’s Republic of China
Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), are governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2020, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

In July 2020, we declared an intercompany dividend of $3 million from LPOIZ, payable to us as its parent company. Accordingly, we accrued Chinese withholding taxes of $300,000 associated with the dividend. LPOIZ paid to us $900,000, after the withholding of $100,000 in taxes, during the quarter ended September 30, 2020. The remaining $200,000 of withholding taxes are included in accrued liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2020. Other than these withholding taxes, this intercompany dividend has no impact on our unaudited Condensed Consolidated Financial Statements.

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

The following table shows total stock-based compensation expense for the three months ended September 30, 2020 and 2019 included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,
	2020	2019

Stock options	$15,220	$3,495
RSUs	121,629	94,964
Total	$136,849	$98,459

The amounts above were included in:
Selling, general & administrative	$136,849	$98,459
Cost of sales	-	-
New product development	-	-
	$136,849	$98,459

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $1,091 and $384 for the three months ended September 30, 2020 and 2019, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2020 and 2019. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted in the three-month periods ended September 30, 2020 and 2019.

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the three months ended September 30, 2020 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract	Shares	Weighted-Average Remaining Contract
June 30, 2020	942,575	$1.65	6.5	2,328,303	0.9

Granted	—	$—	—	—	—
Exercised	(207,640)	$1.47		—
Cancelled/Forfeited	(373,058)	$1.71		—
September 30, 2020	361,877	$1.68	8.8	2,328,303	0.9

Awards exercisable/
vested as of
September 30, 2020	95,595	$1.65	7.4	1,658,777	—

Awards unexercisable/
unvested as of
September 30, 2020	266,282	$1.70	9.3	669,526	0.9
	361,877			2,328,303

RSU awards vest immediately or from two to four years from the date of grant.

As of September 30, 2020, there was approximately $649,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:
Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2021 (remaining nine months)	$44,352	$181,425	$225,777
June 30, 2022	55,654	148,543	204,197
June 30, 2023	62,517	68,704	131,221
June 30, 2024	46,945	40,539	87,484
	$209,468	$439,211	$648,679

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

	Three Months Ended September 30,
	2020	2019

Net income (loss)	$97,068	$(1,375,157)

Weighted-average common shares outstanding:
Basic number of shares	25,982,260	25,826,771

Effect of dilutive securities:
Options to purchase common stock	289,506	-
RSUs	2,160,509	-
Diluted number of shares	28,432,275	25,826,771

Earnings (loss) per common share:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2020	2019
Options to purchase common stock	517,502	979,925
RSUs	166,794	1,863,591
	684,296	2,843,516

11.
Leases

The Company adopted ASC Topic 842 effective July 1, 2019. Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2025. We include options to renew (or terminate) in our lease term, and as part of our right-of-use ("ROU") assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under four finance lease agreements, entered into during fiscal years 2018 to 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

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

The components of lease expense were as follows:

	Three Months Ended September 30,
	2020	2019
Operating lease cost	$166,974	$164,871
Finance lease cost:
Depreciation of lease assets	65,869	86,063
Interest on lease liabilities	12,824	22,532
Total finance lease cost	78,693	108,595
Total lease cost	$245,667	$273,466

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2020	June 30, 2020
Assets:
Operating lease assets	Operating lease assets	$1,502,488	$1,220,430
Finance lease assets	Property and equipment, net(1)	619,165	666,519
Total lease assets		$2,121,653	$1,886,949

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$814,307	$765,422
Short-term leases	Accrued liabilities(2)	-	97,665
Finance leases	Finance lease liabilities, current	284,005	278,040

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	1,075,781	887,766
Finance leases	Finance lease liabilities, less current portion	205,966	279,435
Total lease liabilities		$2,380,059	$2,308,328

(1)
Finance lease assets were recorded net of accumulated depreciation of approximately $1.1 million as of September 30, 2020, and $1.0 million as of June 30, 2020.
(2)
Represents accrual related to the lease of a manufacturing and office facility in Irvington, New York, which we ceased use of as of June 30, 2019 as the relocation of the operations formerly housed in this facility was complete. All remaining lease payments were accrued as of that date, through the lease expiration in August 2020.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	2.9
Finance leases	1.9

Weighted Average Discount Rate
Operating leases	4.6%
Finance leases	7.9%

Supplemental cash flow information:

	Three Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$212,132	$189,715
Operating cash used for finance leases	$12,824	$22,545
Financing cash used for finance leases	$67,501	$103,618

Future maturities of lease liabilities were as follows as of September 30, 2020:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2021 (remaining nine months)	$240,972	$653,026
June 30, 2022	231,783	822,780
June 30, 2023	59,647	237,341
June 30, 2024	11,811	117,852
June 30, 2025	—	117,852
Total future minimum payments	544,213	1,948,851
Less imputed interest	(54,242)	(58,763)
Present value of lease liabilities	$489,971	$1,890,088

12.
Loans Payable

During the three months ended September 30, 2019, loans payable consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to an acquisition term loan. For additional information related to the Avidbank loans, please see Note 17, Loans Payable, to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2020.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. As of September 30, 2020, the applicable interest rate was 2.91%.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Management expects the BankUnited Revolving Line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of September 30, 2020, the applicable interest rate was 2.91%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no borrowings under the Guidance Line as of September 30, 2020.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of September 30, 2020, the Company was in compliance with all required covenants.

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

Financing costs incurred were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $4,600 is included in interest expense for both the three months ended September 30, 2020 and 2019.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	BankUnited Revolver	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2021 (remaining nine months)	$436,012	$300,000	$(13,929)	$722,083
June 30, 2022	581,350	-	(18,572)	562,778
June 30, 2023	581,350	-	(18,572)	562,778
June 30, 2024	3,342,762	-	(12,381)	3,330,381
Total payments	$4,941,474	$300,000	$(63,454)	5,178,020
Less current portion				(881,350)
Non-current portion				$4,296,670

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.5 million and $862,000 as of September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, we also recognized net foreign currency transaction losses of approximately $98,000 and $497,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled $5.4 million at September 30, 2020. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2019, the end of the most recent statutory tax year, LPOIZ had approximately $4.8 million available for repatriation and LPOI did not have any earnings available for repatriation.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	September 30, 2020	June 30, 2020	September 30, 2020	June 30, 2020
Assets	$19.4 million	$19.0 million	$10.2 million	$9.8 million
Net assets	$16.6 million	$16.2 million	$8.8 million	$8.2 million

14.
Contingencies

Legal

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

COVID-19

The Company’s business, results of operations financial condition, cash flows, and the stock price of its Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of the novel coronavirus (“COVID-19”), which has spread from China to many other countries across the world, including the United States.

To date, the Company has not experienced any significant direct negative impact of COVID-19 to its business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from customers and, therefore, has the potential to negatively impact the Company’s results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2021 or beyond.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2020, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Potential Impact of COVID-19

In March 2020, the World Health Organization ("WHO") declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout world, including the United States. Throughout the COVID-19 pandemic, our manufacturing facilities in China, Latvia, and the United States have continued to operate as normal. Some of our United States- and Latvia-based non-manufacturing employees are continuing to work remotely, either on a full or partial basis. Where possible, we have staggered shifts to reduce contact within shifts and between different shifts, and have minimized interaction and physical proximity between employees working within the same building. To date, we have not seen any significant direct negative impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. In addition, we have seen increased demand for thermal imaging assemblies for fever detection applications in response to the pandemic. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2021 and, possibly, beyond.

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

Our capabilities include precision molded optics, thermal imaging optics, custom designed optics and optical assemblies and subsystems. These capabilities allow us to manufacture optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and distribute optical components and assemblies utilizing advanced optical manufacturing processes. We serve a wide and diverse number of industries including defense and security, optical systems and components, datacom/telecom, information technology, life sciences, machine vision and production technology. Our products are incorporated into a variety of applications by our broad and diverse customer base. These applications include defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecommunication optical networks, machine vision and sensors, among others. All the products we produce enable lasers and imaging devices to function more effectively.

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

In December 2016, we acquired ISP, and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high-performance lens assemblies. Historically, ISP’s facility located in Irvington, New York functioned as its global headquarters for operations, while also providing manufacturing capabilities, optical coatings, and optical and mechanical design, assembly, and testing. In June 2019, we completed the relocation of this facility to our existing Orlando Facility and our facility located in Riga, Latvia (the “Riga Facility”). ISP Latvia is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. ISP Latvia’s Riga Facility functions as its manufacturing facility.

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2020.

Growth Strategy

During the last three months of fiscal 2020, our leadership worked to develop and re-define our strategic direction. We are a component company with deep roots in optics manufacturing technology, known for our innovative products and solutions, which technology we have leveraged over the years to focus on the delivery of “best in class” and cost leading optical components. Initially, we focused on standard glass PMO products, and later, through the acquisition of ISP, as well as through internal research and development, we began to shift our focus to products specific to the infrared market.

As is typical with a company with origins in component manufacturing, for years we focused on our products and technology, and as a result, have become a leader in molded optical glass components. We then leveraged that experience and know-how into infrared optics. However, during the 30 years since we began delivering our innovative molded optics, the uses of optical technology have grown exponentially, and consequently, the optics industry has evolved.

With the expansion of optical applications into many industries, technologies, and products, our customers’ needs and expectations have changed. Customers now often seek a partner that can complement their capabilities and support their implementation of optics and integration of photonics technologies into their products. These partnerships are formed based on our offering of complete optical solutions, to be integrated into the system, rather than discrete optical components. We believe we are well positioned to become the partner of choice for OEM customers integrating optics into their products because of our optical technologies expertise, design of optical systems, and manufacturing of the individual components, as well as assemblies.

To execute on this strategic direction, we have been focusing on aligning the organization to this new strategic direction in terms of structure, resources and processes. Additionally, we are focused on identifying and developing any capabilities and infrastructure we need to support the execution of this strategy. Further information about our strategic direction can be found in our recent Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Product Groups and Markets

Our business is organized in three product groups:  PMO, infrared products and specialty products. These product groups are supported by our major product capabilities: molded optics, thermal imaging optics, and custom designed optics. Beginning late in fiscal 2019, we implemented a product management function by designating a product manager for each of our major product capabilities. This function has begun to facilitate choosing investment priorities to help strategically align our competencies with revenue opportunities in strategic industries. Over the long-term, we believe this function will also help ensure successful product life cycle management.

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

We have also aligned our marketing efforts by our capabilities (i.e., molded optics, thermal imaging optics, and custom optics), and then by industry. We currently serve the following major markets: defense and security, optical systems and components, datacom/telecom, information technology, life sciences, machine vision and production technology. Customers in each of these markets may select the best optical technologies that suit their needs from our entire suite of products, availing us to cross-selling opportunities, particularly where we can leverage our knowledge base against our expanding design library. Within our product groups, we have various applications that serve our major markets. For example, our infrared products can be used for gas sensing devices, temperature sensing and fever detection, spectrometers, night vision systems, advanced driver-assistance systems (“ADAS”), thermal weapon gun sights, and infrared counter measure systems, among others.

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

Results of Operations

Fiscal First Quarter: Three months ended September 30, 2020, compared to three months ended September 30, 2019

Revenues:
Revenue for the first quarter of fiscal 2021 was approximately $9.5 million, an increase of approximately $2 million, or 26%, as compared to $7.6 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $4.7 million in the first quarter of fiscal 2021, an increase of approximately $765,000, or 19%, as compared to approximately $4.0 million in the same period of the prior fiscal year. The increase in revenue is attributed to increases in sales to customers in the commercial, industrial and defense markets. Revenue generated by PMO products was approximately $4.3 million for the first quarter of fiscal 2021, as compared to $3.2 million in the same period of the prior fiscal year, an increase of approximately $1.1 million, or 35%. The increase in revenue is attributed to an increase in sales to customers in the telecommunications market, as well as the commercial and defense markets. Revenue generated by our specialty products was approximately $491,000 in the first quarter of fiscal 2021, an increase of approximately $83,000, or 20%, compared to $408,000 in the same period of the prior fiscal year. This increase is primarily related to increased sales of collimator assemblies to customers in the industrial and commercial markets.

Cost of Sales and Gross Margin:
Gross margin in the first quarter of fiscal 2021 was approximately $3.9 million, an increase of 61%, as compared to approximately $2.4 million in the same period of the prior fiscal year. Total cost of sales was approximately $5.7 million for the first quarter of fiscal 2021, compared to $5.2 million for the same period of the prior fiscal year. The increases in gross margin and cost of sales are primarily driven by the growth in revenue. Gross margin as a percentage of revenue was 40% for the first quarter of fiscal 2021, compared to 32% for the first quarter of fiscal 2020. The increase in gross margin as a percentage of revenue is primarily due to the increase in revenue and volumes across all of our product groups. In addition, there were several factors that negatively impacted the first quarter of fiscal 2020, such as increased tariffs, the impacts of which have since been mitigated. We continue to improve yields on our BD6 products, which contributed to higher costs and lower margins during the first quarter of fiscal 2020. Volumes continue to increase for our BD6-based infrared molded products,  and margins are expected to continue to improve as these products mature.  In addition, development efforts to convert certain germanium-based diamond-turned infrared products to BD6 material are ongoing, which is expected to further improve infrared margins over time.

Selling, General and Administrative:
Selling, general and administrative (“SG&A”) costs were approximately $2.4 million for the first quarter of fiscal 2021, an increase of approximately 4%, as compared to approximately $2.3 million in the same quarter of the prior fiscal year. The increase is due to an increase in personnel-related costs associated with a moderate increase in headcount, as well as an increase in outside consulting services for projects related to operational improvements.

New Product Development:
New product development costs were approximately $450,000 in the first quarter of fiscal 2021, an increase of approximately $22,000, or 5%, as compared to the same period of the prior fiscal year. This increase was primarily due to additional engineering support to accomodate the demand for optical design. We anticipate that new product development expenses will remain at similar levels for the remainder of fiscal 2021; however, actual expenses will depend on the demand for product development.

Other Income (Expense):
In the first quarter of fiscal 2021, interest expense was approximately $59,000, compared to approximately $99,000 in the same period of the prior fiscal year. The decrease in interest expense is due to lower interest rates and an 11% reduction in total debt from September 30, 2019 to September 30, 2020. We expect that interest expense will remain near current levels for the remainder of fiscal 2021.

Other expense, net, was approximately $88,000 in the first quarter of fiscal 2021, compared to $515,000 in the same period of the prior fiscal year, primarily resulting from net losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first quarter of fiscal 2021, we incurred a net foreign currency transaction loss of approximately $98,000, compared to $497,000 for the same period of the prior fiscal year.

Income Taxes:
During the first quarter of fiscal 2021, we recorded income tax expense of approximately $435,000, compared to approximately $148,000 for the same period of the prior fiscal year, primarily related to income taxes from our operations in China. Income taxes for the first quarter of fiscal 2021 also included Chinese withholding taxes of $300,000 associated with the intercompany dividend declared by LPOIZ during the first quarter. While this repatriation transaction resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total income tax on those earnings was still lower than it would have been using the normal income tax rate. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income (Loss):
Net income for the first quarter of fiscal 2021 was approximately $97,000, or $0.00 basic and diluted earnings per share, compared to a net loss of $1.4 million, or $0.05 basic and diluted loss per share, for the first quarter of fiscal 2020. The increase in net income for the first quarter of fiscal 2021 is primarily attributable to the increase in revenue, resulting in higher gross margin, partially offset by moderate increases in SG&A and new product development costs. These differences increased operating income by approximately $1.3 million for the first quarter of fiscal 2021, as compared to the same period of the prior fiscal year. In addition, there was a favorable difference of approximately $400,000 on foreign currency transaction losses, partially offset by an unfavorable difference of approximately $286,000 in the provision for income taxes.

Weighted-average common shares outstanding were 25,982,260 and 28,432,275, basic and diluted, respectively, in the first quarter of fiscal 2021, compared to 25,826,771, for both basic and diluted, in the first quarter of fiscal 2020. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock under the 2014 ESPP and upon the exercises of stock options.

Liquidity and Capital Resources

As of September 30, 2020, we had working capital of approximately $14.5 million and total cash and cash equivalents of approximately $5.4 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

Loans payable consists of the BankUnited Term Loan pursuant to the Amended Loan Agreement. The Amended Loan Agreement also provides for a BankUnited Revolving Line and a Guidance Line. As of September 30, 2020, the outstanding balance on the BankUnited Term Loan was approximately $4.9 million, the outstanding balance on the BankUnited Revolving Line was $300,000, and there were no borrowings outstanding on the Guidance Line.

The Amended Loan Agreement includes certain customary covenants. As of September 30, 2020, we were in compliance with all covenants. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flows – Financings:
Net cash used in financing activities was approximately $176,000 in the first quarter of fiscal 2021, compared to approximately $237,000 used in the same period of the prior fiscal year. Cash used in financing activities for the first quarter of fiscal 2021 reflects approximately $313,000 in principal payments on our loans and finance leases, net of approximately $137,000 in proceeds from the exercise of stock options, and from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first quarter of fiscal 2020 reflects approximately $249,000 in principal payments on our loans and capital leases, net of approximately $12,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Cash Flows – Operating:
Cash flow provided by operations was approximately $662,000 for the first quarter of fiscal 2020, compared to approximately $450,000 for the same period of the prior fiscal year. The increase in cash flow from operations for the first quarter of fiscal 2021 is primarily due to the increase in net income, partially offset by an increase in inventory driven by the growth in revenue and backlog. We anticipate continued improvement in our cash flows provided by operations in future years, based on our forecasted sales growth and anticipated margin improvements, partially offset by marginal increases in sales and marketing, and new product development expenditures.

Cash Flows – Investing:
During the first quarter of fiscal 2021, we expended approximately $1.2 million in investments in capital equipment, compared to approximately $257,000 in the first quarter of fiscal 2020. The majority of our capital expenditures during the first quarter of fiscal 2021 were related to the continued expansion of our infrared coating capacity as well as increasing our lens pressing and dicing capacity to meet current and forecasted demand. Overall, we anticipate that the level of capital expenditures during fiscal 2021 will be higher than in fiscal 2020, however, the total amount expended will depend on opportunities and circumstances.

Contractual Obligations and Commitments

As of September 30, 2020, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first quarter of fiscal 2021 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2020.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements and accounting changes.

How We Operate

We have continuing sales of two basic types: sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business, we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component designs that we call “engineered solutions.” This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity, as compared to the turns business, which is unpredictable and uneven. This annuity revenue stream can also generate low-cost, high-volume type orders. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

●
Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff;

●
The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to focus on reducing costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality; and

●
Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of a critical component from foreign merchant production sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2020.

Our Key Performance Indicators:

Typically, on a weekly basis, management reviews a number of performance indicators, both qualitative and quantitative. These indicators change from time to time as the opportunities and challenges in the business change. These indicators are used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

Financial indicators that are considered key and reviewed regularly are as follows:

●
Sales backlog;
●
Revenue dollars and units by product group; and
●
Other key indicators.

These indicators are also used to determine tactical operating actions and changes and are discussed in more detail below. Management is evaluating these key indicators as we transition to our new strategic plan, and is implementing certain changes and updates as further described below.

Sales Backlog

We believe our sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. Historically, we evaluated our backlog on a 12-month basis, which examined orders required by a customer for delivery within a one-year period. To better align with our strategic focus on longer-term customer orders and relationships, beginning in fiscal 2021, we are now evaluating our total backlog, which includes all firm orders requested by a customer that are reasonably believed to remain in the backlog and convert into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, a higher total backlog is better for us.

Our total backlog at September 30, 2020 was approximately $20.9 million, an increase of 26%, as compared to $16.6 million as of September 30, 2019. Compared to the end of fiscal 2020, however, our total backlog decreased by 5% during the first quarter of fiscal 2021. Backlog growth rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2020	$16,567	-9%	-9%
Q2 2020	$22,559	24%	36%
Q3 2020	$22,772	26%	1%
Q4 2020	$21,908	21%	-4%
Q1 2021	$20,866	-5%	-5%

The majority of the decrease in our backlog from the fourth quarter of fiscal 2020 to the first quarter of fiscal 2021 was due to the timing of shipments against long-term contracts. These contracts are expected to renew in future quarters, which may substantially increase backlog levels at the time the orders are received, and the total backlog will subsequently be drawn down as shipments are made against these orders.

We continue to experience strong demand for infrared products used in the industrial, defense and first responder sectors. Over the last several quarters, demand for medical applications, including fever detection, has driven some of the increased demand for infrared products. Demand for infrared products continues to be fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure. Over the past several years, we have broadened our capabilities to include additional glass types and the ability to make much larger lenses, providing long-term opportunities for our technology roadmap and market share expansion. Based on our backlog and recent quote activity, we expect increases in revenue from sales of both molded and turned infrared products and visible PMO products for the remainder of fiscal 2021.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three-month periods ended September 30, 2020 and 2019:

	(unaudited) Three Months Ended September 30,
	2020	2019	Quarter % Change
Revenue
PMO	$4,293,603	$3,184,458	35%
Infrared Products	4,724,504	3,959,625	19%
Specialty Products	490,865	407,847	20%
Total revenue	$9,508,972	$7,551,930	26%

Units
PMO	1,126,777	568,730	98%
Infrared Products	178,922	65,057	175%
Specialty Products	9,633	8,917	8%
Total units	1,315,332	642,704	105%

Our revenue increased by approximately $2 million for the first quarter of fiscal 2021, as compared to the same period of the prior fiscal year, primarily driven increases in both PMO and infrared product sales.

Revenue generated by the PMO product group during the first quarter of fiscal 2021 was $4.3 million, an increase of approximately $1.1 million, or 35%, as compared to the same period of the prior fiscal year. The increase in revenue is attributed to increases in sales to customers in the telecommunications market related to 5G infrastructure equipment, as well as the commercial and defense markets. Sales of PMO units increased by 98%, as compared to the same period of the prior fiscal year, however, average selling prices decreased 32%, due to the significant increase in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products increased by approximately 160% for the first quarter of fiscal 2021, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the first quarter of fiscal 2021 was $4.7 million, an increase of approximately $765,000, or 19%, as compared to the same period of the prior fiscal year. The increase in revenue is attributed to increases in sales to customers in the commercial, industrial, and defense markets. During the first quarter of fiscal 2021, sales of infrared units increased by 175%, as compared to the prior year period, and average selling prices decreased 57%. The increase in units and decrease in average selling prices are driven by an increase in sales of molded infrared products, including products made with our new BD6 material, which are higher in volume and lower in prices than diamond-turned infrared products. The increased demand for molded infrared products continues to be driven in large part by fever detection products as a result of the ongoing COVID-19 pandemic.  Although the demand has leveled off since the initial spike, it remains elevated.  Demand for industrial applications, firefighting cameras, and other public safety applications, including thermal imaging assemblies, continues to be strong.  Sales of diamond-turned infrared products also increased compared to the first quarter of fiscal 2020, primarily due to the timing of order shipments against a large-volume annual contract, for which shipments were lower in the first quarter of fiscal 2020.

In the first quarter of fiscal 2021, our specialty products revenue increased by $83,000, or 20%, as compared to the same period of the prior fiscal year, primarily due to increased sales of collimator assemblies to customers in the industrial and commercial markets.

Other Key Indicators

Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as evaluating the pipeline of sales opportunities, on time delivery trends, units of shippable output by major product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully-yielded unit production per-shift, which varies by the particular product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost and, therefore, improved margins or improved ability to compete, where desirable, for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures.”

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net income (loss) to EBITDA for the three months ended September 30, 2020 and 2019:

	(unaudited)
	Three Months Ended September 30,
	2020	2019
Net income (loss)	$97,068	$(1,375,157)
Depreciation and amortization	826,308	892,072
Income tax provision	434,640	148,318
Interest expense	58,549	98,541
EBITDA	$1,416,565	$(236,226)
% of revenue	15%	-3%

Our EBITDA for the three months ended September 30, 2020 was approximately $1.4 million, compared to an EBITDA loss of approximately $236,000 for the three months ended September 30, 2019. The increase in EBITDA in the first quarter of fiscal 2021 was primarily due the increase in revenue, resulting in higher gross margin and operating income, as compared to the same period of the prior fiscal year. In addition, there was a favorable difference of approximately $400,000 in foreign currency transaction losses.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended September 30, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1.1
Certificate of Incorporation of LightPath Technologies, Inc., filed June 15, 1992 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.1 to our Annual Report on Form 10-K (File No. 000-27548) filed with the Securities and Exchange Commission on September 10, 2020, and is incorporated herein by reference thereto.

3.1.2
Certificate of Amendment to Certificate of Incorporation of LightPath Technologies, Inc., filed October 2, 1995 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.2 to our Annual Report on Form 10-K (File No. 000-27548) filed with the Securities and Exchange Commission on September 10, 2020, and is incorporated herein by reference thereto.

3.1.3
Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of LightPath Technologies, Inc., filed November 9, 1995 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.3 to our Annual Report on Form 10-K (File No. 000-27548) filed with the Securities and Exchange Commission on September 10, 2020, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 5, 2020	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer