Form 10-Q
period 2020-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2021-02-03
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

26,138,292 shares of common stock, Class A, $0.01 par value, outstanding as of February 1, 2021.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to the expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2020. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$5,306,243	$5,387,388
Trade accounts receivable, net of allowance of $10,352 and $9,917	6,842,818	6,188,726
Inventories, net	9,693,277	8,984,482
Other receivables	—	132,051
Prepaid expenses and other assets	346,377	565,181
Total current assets	22,188,715	21,257,828

Property and equipment, net	13,631,399	11,799,061
Operating lease right-of-use assets	1,389,428	1,220,430
Intangible assets, net	6,145,423	6,707,964
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	659,000	659,000
Other assets	27,737	75,730
Total assets	$49,896,607	$47,574,918
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,737,740	$2,558,638
Accrued liabilities	1,175,444	992,221
Accrued payroll and benefits	2,164,827	1,827,740
Operating lease liabilities, current	843,533	765,422
Loans payable, current portion	936,615	981,350
Finance lease obligation, current portion	274,112	278,040
Total current liabilities	8,132,271	7,403,411

Finance lease obligation, less current portion	147,031	279,435
Operating lease liabilities, noncurrent	891,849	887,766
Loans payable, less current portion	4,372,429	4,437,365
Total liabilities	13,543,580	13,007,977

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 26,127,361 and 25,891,885
shares issued and outstanding	261,274	258,919
Additional paid-in capital	231,014,560	230,634,056
Accumulated other comprehensive income	2,188,596	735,892
Accumulated deficit	(197,111,403)	(197,061,926)
Total stockholders’ equity	36,353,027	34,566,941
Total liabilities and stockholders’ equity	$49,896,607	$47,574,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue, net	$9,922,171	$9,599,912	$19,431,143	$17,151,842
Cost of sales	6,291,835	5,670,632	11,950,615	10,831,744
Gross margin	3,630,336	3,929,280	7,480,528	6,320,098
Operating expenses:
Selling, general and administrative	2,763,178	2,199,133	5,203,655	4,540,911
New product development	529,902	468,646	980,399	897,057
Amortization of intangibles	281,271	283,279	562,542	566,800
Gain on disposal of property and equipment	(477)	(79,224)	(522)	(129,224)
Total operating expenses	3,573,874	2,871,834	6,746,074	5,875,544
Operating income	56,462	1,057,446	734,454	444,554
Other income (expense):
Interest expense, net	(55,147)	(89,257)	(113,696)	(187,798)
Other income (expense), net	93,252	122,797	5,517	(392,609)
Total other income (expense), net	38,105	33,540	(108,179)	(580,407)
Income (loss) before income taxes	94,567	1,090,986	626,275	(135,853)
Income tax provision	241,112	321,869	675,752	470,187
Net income (loss)	$(146,545)	$769,117	$(49,477)	$(606,040)
Foreign currency translation adjustment	723,396	143,056	1,452,704	196,822
Comprehensive income (loss)	$576,851	$912,173	$1,403,227	$(409,218)
Earnings (loss) per common share (basic)	$(0.01)	$0.03	$(0.00)	$(0.02)
Number of shares used in per share calculation (basic)	26,117,239	25,837,903	26,049,750	25,832,337
Earnings (loss) per common share (diluted)	$(0.01)	$0.03	$(0.00)	$(0.02)
Number of shares used in per share calculation (diluted)	26,117,239	27,361,273	26,049,750	25,832,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	3,306	33	10,976	—	—	11,009
Exercise of stock options, net	207,640	2,076	124,024	—	—	126,100
Stock-based compensation on stock options & RSUs	—	—	136,849	—	—	136,849
Foreign currency translation adjustment	—	—	—	729,308	—	729,308
Net income	—	—	—	—	97,068	97,068
Balances at September 30, 2020	26,102,831	$261,028	$230,905,905	$1,465,200	$(196,964,858)	$35,667,275
Issuance of common stock for:
Exercise of stock options & RSU's, net	24,530	246	2,488	—	—	2,734
Stock-based compensation on stock options & RSUs	—	—	106,167	—	—	106,167
Foreign currency translation adjustment	—	—	—	723,396	—	723,396
Net loss	—	—	—	—	(146,545)	(146,545)
Balances at December 31, 2020	26,127,361	$261,274	$231,014,560	$2,188,596	$(197,111,403)	$36,353,027

Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	13,370	134	12,033	—	—	12,167
Exercise of RSUs, net	4,394	44	(44)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	98,459	—	—	98,459
Foreign currency translation adjustment	—	—	—	53,766	—	53,766
Net loss	—	—	—	—	(1,375,157)	(1,375,157)
Balances at September 30, 2019	25,831,659	$258,317	$230,431,772	$862,284	$(199,304,012)	$32,248,361
Issuance of common stock for:
Exercise of RSUs, net	8,703	87	(87)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	95,441	—	—	95,441
Foreign currency translation adjustment	—	—	—	143,056	—	143,056
Net income	—	—	—	—	769,117	769,117
Balances at December 31, 2019	25,840,362	$258,404	$230,527,126	$1,005,340	$(198,534,895)	$33,255,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(49,477)	$(606,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,691,163	1,760,220
Interest from amortization of debt costs	9,286	9,286
Gain on disposal of property and equipment	(522)	(129,224)
Stock-based compensation on stock options & RSUs, net	243,016	178,389
Provision for doubtful accounts receivable	—	9,147
Change in operating lease liabilities	(86,804)	(64,090)
Inventory write-offs to allowance	133,204	—
Changes in operating assets and liabilities:
Trade accounts receivable	(654,092)	(1,199,691)
Other receivables	132,051	353,695
Inventories	(841,999)	142,198
Prepaid expenses and other assets	266,797	338,034
Accounts payable and accrued liabilities	699,412	146,547
Net cash provided by operating activities	1,542,035	938,471

Cash flows from investing activities:
Purchase of property and equipment	(2,160,710)	(1,153,227)
Proceeds from sale of equipment	—	179,573
Net cash used in investing activities	(2,160,710)	(973,654)

Cash flows from financing activities:
Proceeds from exercise of stock options	128,834	—
Proceeds from sale of common stock from Employee Stock Purchase Plan	11,009	12,167
Borrowings on loan payable	275,377	—
Payments on loan payable	(395,257)	(290,675)
Repayment of finance lease obligations	(136,332)	(210,225)
Net cash used in financing activities	(116,369)	(488,733)
Effect of exchange rate on cash and cash equivalents	653,899	196,822
Change in cash and cash equivalents and restricted cash	(81,145)	(327,094)
Cash and cash equivalents, beginning of period	5,387,388	4,604,701
Cash and cash equivalents, end of period	$5,306,243	$4,277,607

Supplemental disclosure of cash flow information:
Interest paid in cash	$105,029	$182,241
Income taxes paid	$512,499	$249,777

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

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

2.
Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to our significant accounting policies during the six months ended December 31, 2020, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2020 and December 31, 2020.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and six months ended December 31, 2020 and 2019 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
PMO	$4,742,459	$3,710,549	$9,036,062	$6,895,007
Infrared Products	4,808,102	5,003,874	9,532,606	8,963,499
Specialty Products	371,610	885,489	862,475	1,293,336
Total revenue	$9,922,171	$9,599,912	$19,431,143	$17,151,842

4.
Inventories

The components of inventories include the following:

	December 31, 2020	June 30, 2020
Raw materials	$4,094,767	$3,876,955
Work in process	3,390,968	2,989,070
Finished goods	3,302,822	3,134,800
Allowance for obsolescence	(1,095,280)	(1,016,343)
	$9,693,277	$8,984,482

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.1 million and $2.3 million at December 31, 2020 and June 30, 2020, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	December 31,	June 30,
	Lives (Years)	2020	2020
Manufacturing equipment	5 - 10	$20,870,729	$18,444,448
Computer equipment and software	3 - 5	852,575	801,625
Furniture and fixtures	5	364,506	321,418
Leasehold improvements	5 - 7	2,697,248	2,171,388
Construction in progress		1,597,166	1,274,880
Total property and equipment		26,382,224	23,013,759
Less accumulated depreciation and amortization		(12,750,825)	(11,214,698)
Total property and equipment, net		$13,631,399	$11,799,061

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the six months ended December 31, 2020.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	December 31, 2020	June 30, 2020
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(4,530,577)	(3,968,036)
Total intangible assets, net		$6,145,423	$6,707,964

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2021 (remaining six months)	$562,542
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025 and later	2,207,632
$6,145,423

7.   Accounts Payable

The accounts payable balance as of December 31, 2020 and June 30, 2020 both include approximately $91,000 of earned but unpaid Board of Directors’ fees.

8.   Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income (loss) before income taxes	$94,567	$1,090,986	$626,275	$(135,853)
Income tax provision	$241,112	$321,869	$675,752	$470,187
Effective income tax rate	255%	30%	108%	-346%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the six months ended December 31, 2020 and 2019, income tax expense was primarily related to income taxes from our operations in China. Income tax expense for the six months ended December 31, 2020 also includes withholding taxes of $300,000 accrued on a $3 million intercompany dividend declared in July 2020 by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2020 and June 30, 2020, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes
Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax benefit is expected to be recorded on pre-tax losses generated in the U.S.

Income Tax Law of the People’s Republic of China
Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), are governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2020, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

In July 2020, we declared an intercompany dividend of $3 million from LPOIZ, payable to us as its parent company. Accordingly, we accrued Chinese withholding taxes of $300,000 associated with the dividend. LPOIZ paid to us $900,000, after the withholding of $100,000 in taxes, during each of the quarters ended September 30, 2020 and December 31, 2020. The remaining $100,000 of withholding taxes are included in accrued liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2020. Other than these withholding taxes, this intercompany dividend has no impact on our unaudited Condensed Consolidated Financial Statements.

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

The following table shows total stock-based compensation expense for the six months ended December 31, 2020 and 2019 included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Six Months Ended December 31,
	2020	2019

Stock options	$34,241	$5,307
RSUs	208,775	173,082
Total	$243,016	$178,389

The amounts above were included in:
Selling, general & administrative	$243,016	$178,389
Cost of sales	-	-
New product development	-	-
	$243,016	$178,389

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $1,091 and $1,203 for the six months ended December 31, 2020 and 2019, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months ended December 31, 2020 and 2019. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

For the six months ended December 31, 2020 and 2019, there were no stock options granted under the Omnibus Plan. For stock options granted under the SICP in the six-month periods ended December 31, 2020 and 2019, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Six Months Ended December 31,
	2020	2019
Weighted-average expected volatility	71.2%	63.7%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	0.74%	1.57%
Weighted-average expected term, in years	7.49	7.50

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the six months ended December 31, 2020 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2020	942,575	$1.65	6.5	2,328,303	0.9

Granted	18,139	$2.80	9.8	177,776	2.9
Exercised	(209,776)	$1.47		(24,452)
Cancelled/Forfeited	(378,558)	$1.72		–
December 31, 2020	372,380	$1.73	8.8	2,481,627	0.9

Awards exercisable/
vested as of
December 31, 2020	90,095	$1.58	7.6	1,871,348	—

Awards unexercisable/
unvested as of
December 31, 2020	282,285	$1.77	9.1	610,279	0.9
	372,380			2,481,627

RSU awards vest immediately or from two to four years from the date of grant.

As of December 31, 2020, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2021 (remaining six months)	$33,884	$200,962	$234,846
June 30, 2022	65,160	308,534	373,694
June 30, 2023	72,024	228,716	300,740
June 30, 2024	49,425	93,848	143,273
	$220,493	$832,060	$1,052,553

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Net income (loss)	$(146,545)	$769,117	$(49,477)	$(606,040)

Weighted-average common shares outstanding:
Basic number of shares	26,117,239	25,837,903	26,049,750	25,832,337

Effect of dilutive securities:
Options to purchase common stock	–	–	–	–
RSUs	–	1,523,370	–	–
Diluted number of shares	26,117,239	27,361,273	26,049,750	25,832,337

Earnings (loss) per common share:
Basic	$(0.01)	$0.03	$(0.00)	$(0.02)
Diluted	$(0.01)	$0.03	$(0.00)	$(0.02)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Options to purchase common stock	372,776	1,013,743	589,892	996,834
RSUs	2,409,499	527,416	2,368,901	1,957,189
	2,782,275	1,541,159	2,958,793	2,954,023

11.
Leases

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

The components of lease expense were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$173,437	$172,102	$340,411	$336,973
Finance lease cost:
Depreciation of lease assets	47,354	86,063	113,223	172,126
Interest on lease liabilities	11,432	20,425	24,256	42,957
Total finance lease cost	58,786	106,488	137,479	215,083
Total lease cost	$232,223	$278,590	$477,890	$552,056

Supplemental balance sheet information related to leases was as follows:

	Classification	December 31, 2020	June 30, 2020
Assets:
Operating lease assets	Operating lease assets	$1,389,428	$1,220,430
Finance lease assets	Property and equipment, net(1)	571,811	666,519
Total lease assets		$1,961,239	$1,886,949

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$843,533	$765,422
Short-term leases	Accrued liabilities(2)	–	97,665
Finance leases	Finance lease liabilities, current	274,112	278,040

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	891,849	887,766
Finance leases	Finance lease liabilities, less current portion	147,031	279,435
Total lease liabilities		$2,156,525	$2,308,328

(1)
Finance lease assets were recorded net of accumulated depreciation of approximately $1.1 million as of December 31, 2020, and $1.0 million as of June 30, 2020.
(2)
Represents accrual related to the lease of a manufacturing and office facility in Irvington, New York, which we ceased use of as of June 30, 2019 as the relocation of the operations formerly housed in this facility was complete. All remaining lease payments were accrued as of that date, through the lease expiration in August 2020.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	December 31, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	2.7
Finance leases	1.7

Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	7.9%

Supplemental cash flow information:

	Six Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$427,215	$386,661
Operating cash used for finance leases	$24,256	$42,970
Financing cash used for finance leases	$136,332	$210,225

Future maturities of lease liabilities were as follows as of December 31, 2020:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2021 (remaining six months)	$160,648	$446,769
June 30, 2022	231,783	835,454
June 30, 2023	59,647	244,026
June 30, 2024	11,811	123,683
June 30, 2025	—	123,683
Total future minimum payments	463,889	1,773,615
Less imputed interest	(42,746)	(38,233)
Present value of lease liabilities	$421,143	$1,735,382

12.
Loans Payable

As of December 31, 2020 and June 30, 2020, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to an acquisition term loan. For additional information related to the Avidbank loans, please see Note 17, Loans Payable, to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2020.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. As of December 31, 2020, the applicable interest rate was 2.90%.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Management expects the BankUnited Revolving Line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of December 31, 2020, the applicable interest rate was 2.90%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no borrowings under the Guidance Line as of December 31, 2020.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of December 31, 2020, the Company was in compliance with all required covenants.

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

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $4,600 and $9,300 is included in interest expense for the three and six months ended December 31, 2020, respectively, and the same amounts are included in interest expense for the three and six months ended December 31, 2019, respectively.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “Equipment Loan”), which party is also a significant customer, and which Equipment Loan is subordinate to the BankUnited Loans, and collateralized by certain equipment. The initial advance under the Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $275,000) is expected to be drawn when the final payment is due to the vendor for the equipment.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	BankUnited Revolver	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2021 (remaining six months)	$290,676	$300,000	$27,172	$(9,286)	$608,562
June 30, 2022	581,350	-	54,343	(18,572)	617,121
June 30, 2023	581,350	-	54,343	(18,572)	617,121
June 30, 2024	3,342,762	-	54,343	(12,381)	3,384,724
After June 30, 2024	-	-	81,516	-	81,516
Total payments	$4,796,138	$300,000	$271,717	$(58,811)	5,309,044
Less current portion					(936,615)
Non-current portion					$4,372,429

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $2.2 million and $1.0 million as of December 31, 2020 and 2019, respectively. We also recognized net foreign currency transaction gains of $77,000 and $119,000 during the three months ended December 31, 2020 and 2019, respectively. During the six months ended December 31, 2020 and 2019, we recognized net foreign currency transaction losses of approximately $21,000 and $376,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled $5.3 million at December 31, 2020. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2020, the end of the most recent statutory tax year, LPOIZ had approximately $7.6 million available for repatriation and LPOI did not have any earnings available for repatriation.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
Assets	$20.9 million	$19.0 million	$9.7 million	$9.8 million
Net assets	$17.8 million	$16.2 million	$8.7 million	$8.2 million

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

To date, the Company has not experienced any significant direct negative impact of COVID-19 to its business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from customers and, therefore, has the potential to negatively impact the Company’s results of operations, cash flows, and financial position in the future.  Additionally, some areas may impose travel restrictions which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment.  Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2021 or beyond.

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

Potential Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout world, including the United States. Throughout the COVID-19 pandemic, our manufacturing facilities in China, Latvia, and the United States have continued to operate as normal. Some of our United States- and Latvia-based non-manufacturing employees are continuing to work remotely, either on a full or partial basis. Where possible, we have staggered shifts to reduce contact within shifts and between different shifts, and have minimized interaction and physical proximity between employees working within the same building. Those measures are continuously adjusted in each of our locations, according to local conditions and guidelines. To date, we have not seen any significant direct negative impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. In addition, we have seen some increased demand for thermal imaging assemblies for fever detection applications in response to the pandemic.  Additionally, some areas impose travel restrictions which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment.  Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2021 and, possibly, beyond.

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

Our capabilities include precision molded optics, thermal imaging optics, custom designed optics, and the design and manufacturing of optical assemblies and subsystems. These capabilities allow us to manufacture optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture, and distribute optical components and assemblies utilizing advanced optical manufacturing processes. We serve a wide and diverse number of industries including defense and security, optical systems and components, datacom/telecom, information technology, life sciences, machine vision and production technology. Our products are incorporated into a variety of applications by our broad and diverse customer base. These applications include defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecommunication optical networks, machine vision and sensors, among others. All the products we produce enable lasers and imaging devices to function more effectively.

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

Growth Strategy

During the last three months of fiscal 2020, our leadership has worked to develop and re-define our strategic direction. We are a component company with deep roots in optics manufacturing technology, known for our innovative products and solutions, which technology we have leveraged over the years to focus on the delivery of “best in class” and cost leading optical components. Initially, we focused on standard glass PMO products, and later, through the acquisition of ISP, as well as through internal research and development, we began to shift our focus to products specific to the infrared market.

As is typical with a company with origins in component manufacturing, for years we focused on our products and technology, and as a result, have become a leader in molded optical glass components. We then leveraged that experience and know-how into infrared optics. However, during the 30 years since we began delivering our innovative molded optics, the uses of optical technology have grown exponentially, and, consequently, the optics industry has evolved.

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

To execute on this strategic direction, we have been focusing on aligning the organization to this new strategic direction, in terms of resources and processes. Additionally, we are focused on identifying and developing any capabilities and infrastructure we need to support the execution of this strategy. Further information about our strategic direction can be found in our recent Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Results of Operations

Revenue

Three months ended December 31, 2020, compared to three months ended December 31, 2019

Revenue for the second quarter of fiscal 2021 was approximately $9.9 million, an increase of approximately $322,000, or 3%, as compared to $9.6 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $4.8 million in the second quarter of fiscal 2021, a decrease of approximately $196,000, or 4%, as compared to approximately $5.0 million in the same period of the prior fiscal year. The decrease in revenue is attributed to decreases in sales to customers in the commercial and defense markets, largely due to the timing of orders, partially offset by an increase in sales to customers in the industrial market. Revenue generated by PMO products was approximately $4.7 million for the second quarter of fiscal 2021, as compared to $3.7 million in the same period of the prior fiscal year, an increase of approximately $1.0 million, or 28%. The increase in revenue is attributed to an increase in sales to customers in the telecommunications market, as well as the defense and industrial markets and sales through our catalog and distribution channels. Revenue generated by our specialty products was approximately $372,000 in the second quarter of fiscal 2021, a decrease of approximately $514,000, or 58%, compared to $885,000 in the same period of the prior fiscal year. This decrease is primarily related to NRE project revenue in the second quarter of fiscal 2020 that did not repeat in the second quarter of fiscal 2021.

Six months ended December 31, 2020, compared to six months ended December 31, 2019

Revenue for the first half of fiscal 2021 was approximately $19.4 million, an increase of approximately $2.3 million, or 13%, as compared to $17.2 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $9.5 million in the first half of fiscal 2021, an increase of approximately $569,000, or 6%, as compared to approximately $9.0 million in the same period of the prior fiscal year. Revenue growth for infrared products is attributed to an increase in sales of molded infrared products, including lenses made with our new BD6 material, to customers in the industrial market, while other markets remained fairly consistent compared to the same period of the prior fiscal year. The increased demand for molded infrared products continues to be driven in large part by fever detection products as a result of the ongoing COVID-19 pandemic. Demand for industrial applications, firefighting and other public safety applications also continues to be strong.  Revenue generated by PMO products was approximately $9.0 million for the first half of fiscal 2021, as compared to $6.9 million in the same period of the prior fiscal year, an increase of approximately $2.1 million, or 31%. The increase in revenue is primarily attributed to an increase in sales to customers in the telecommunications market, as well as the commercial and defense markets. Revenue generated by our specialty products was approximately $862,000 in the first half of fiscal 2021, a decrease of approximately $431,000, or 33%, compared to $1.3 million in the same period of the prior fiscal year. This decrease is primarily related to NRE project revenue in the first half of fiscal 2020 that did not repeat in the second half of fiscal 2021.

Cost of Sales and Gross Margin

Three months ended December 31, 2020, compared to three months ended December 31, 2019

Gross margin in the second quarter of fiscal 2021 was approximately $3.6 million, a decrease of 8%, as compared to approximately $3.9 million in the same period of the prior fiscal year. Total cost of sales was approximately $6.3 million for the second quarter of fiscal 2021, compared to $5.7 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 37% for the second quarter of fiscal 2021, compared to 41% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is due to both the mix of products sold in each respective period, as well as due to the initial volume deliveries of new products and sales contracts.  The acceleration of new lenses moving into the volume production stage, and alignments required for orders from the increasing number of new customers, resulted in traditional start-up inefficiencies, which negatively impacted margins but which issues are expected to be reduced as the respective programs mature. The mix of infrared product sales for the second quarter of fiscal 2021 was more heavily weighted toward volume production orders, some of which consisted of products we only recently started producing in mass, and for which we have experienced some yield issues in connection with BD6 coatings, which increased our costs. We are in the process of resolving these technical issues and expect to bring our manufacturing efficiencies to a level similar to our existing products. Additionally, in comparison, the second quarter of fiscal 2020 also included a larger mix of NRE project revenue, which naturally has a higher margin contribution than other products. Most of those NRE projects did not repeat in the second quarter of fiscal 2021.

Six months ended December 31, 2020, compared to six months ended December 31, 2019

Gross margin in the first half of fiscal 2021 was approximately $7.5 million, an increase of 18%, as compared to approximately $6.3 million in the same period of the prior fiscal year. Total cost of sales was approximately $12.0 million for the first half of fiscal 2021, compared to $10.8 million for the same period of the prior fiscal year. The increases in gross margin and cost of sales are primarily driven by the increase in sales. Gross margin as a percentage of revenue was 38% for the first half of fiscal 2021, compared to 37% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily due to the increase in revenue and volumes for both our PMO and Infrared product groups. In addition, there were several factors that negatively impacted the first quarter of fiscal 2020, such as increased tariffs, the impacts of which have since been mitigated. During the first half of fiscal 2021 we began high-volume delivery of several key OEM projects, which orders consisted of products with both our molded as well as diamond turned BD6 material. As is typical of scaling new products into volume production, we experienced a number of technical challenges, both related to the fabrication of the components, as well as some of the value-added activities such as coating and assembly. While such early-stage problems are common, we expect to resolve the issues, improve production yields and elevate the products to their target margin levels.

Selling, General and Administrative

Three months ended December 31, 2020, compared to three months ended December 31, 2019

Selling, general and administrative (“SG&A”) costs were approximately $2.8 million for the second quarter of fiscal 2021, an increase of approximately $564,000, or 26%, as compared to approximately $2.2 million in the same period of the prior fiscal year. The increase is primarily due to approximately $400,000 of non-recurring additional compensation to our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020. The remaining increase in SG&A costs as compared to the same period of the prior fiscal year is due to increases in personnel-related costs associated with a moderate increase in headcount, as well as an increase in outside consulting services for projects related to operational improvements.

Six months ended December 31, 2020, compared to six months ended December 31, 2019

SG&A costs were approximately $5.2 million for the first half of fiscal 2021, an increase of approximately $663,000, or 15%, as compared to approximately $4.5 million in the same period of the prior fiscal year. The increase is primarily due to approximately $400,000 of non-recurring additional compensation to our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020. The remaining increase in SG&A costs as compared to the same period of the prior fiscal year is due to increases in personnel-related costs associated with a moderate increase in headcount, as well as an increase in outside consulting services for projects related to operational improvements.

New Product Development

Three months ended December 31, 2020, compared to three months ended December 31, 2019

New product development costs were approximately $530,000 in the second quarter of fiscal 2021, an increase of approximately $61,000, or 13%, as compared to the same period of the prior fiscal year. This increase was primarily due to the addition of engineering employees in order to support the demand for optical design.

Six months ended December 31, 2020, compared to six months ended December 31, 2019

New product development costs were approximately $980,000 in the first half of fiscal 2021, an increase of approximately $83,000, or 9%, as compared to the same period of the prior fiscal year. This increase was primarily due to the addition of engineering employees in order to support the demand for optical design.

Other Income (Expense)

Interest expense was approximately $55,000 and $114,000 for the three and six months ended December 31, 2020, respectively, as compared to $89,000 and $188,000 for the three and six months ended December 31, 2019, respectively. The decrease in interest expense is due to lower interest rates and a 7% reduction in total debt from December 31, 2019 to December 31, 2020.

Other income, net, was approximately $93,000 and $6,000 for the three and six months ended December 31, 2020, respectively, as compared to other income of $123,000 and other expense of $393,000 for the three and six months ended December 31, 2019, respectively. Other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the second quarter of fiscal 2021, we incurred a net foreign currency transaction gain of approximately $77,000, compared to $119,000 for the same period of the prior fiscal year. During the first half of fiscal 2021, we incurred net foreign currency transaction losses of approximately $21,000, compared to $376,000 for the same period of the prior fiscal year.

Income Taxes

During the second quarter of fiscal 2021, income tax expense was approximately $241,000, compared to approximately $322,000 for the same period of the prior fiscal year, primarily related to income taxes from our operations in China. Income taxes for the second quarter of fiscal 2020 also included Chinese withholding taxes of $200,000 associated with intercompany dividend declared by LPOIZ in December 2019.

During the first half of fiscal 2021, income tax expense was approximately $676,000, compared to approximately $470,000 for the same period of the prior fiscal year. Income taxes for the first half of fiscal 2021 and the first half of fiscal 2020 also included Chinese withholding taxes of $300,000 and $200,000, respectively, associated with intercompany dividends declared by LPOIZ during the first quarter of fiscal 2021 and the second quarter of fiscal 2020. While these repatriation transactions resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total income tax on those earnings was still lower than it would have been using the normal income tax rate. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income (Loss)

Net loss for the second quarter of fiscal 2021 was approximately $146,000, or $0.01 basic and diluted loss per share, compared to net income of $769,000, or $0.03 basic and diluted earnings per share, for the second quarter of fiscal 2020. The decrease in net income for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year, is primarily attributable to lower operating income, which was partially due to lower gross margin, as well as an increase in SG&A and new product development expenses. The increase in SG&A was largely due to approximately $400,000 of non-recurring additional compensation for our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020. These differences decreased operating income by approximately $1.0 million for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year. This decrease was partially offset by a favorable difference of approximately $81,000 in the provision for income taxes.

Net loss for the first half of fiscal 2021 was approximately $49,000, or $0.00 basic and diluted loss per share, compared to a net loss of $606,000, or $0.02 basic and diluted loss per share, for the first half of fiscal 2020. The decrease in net loss for the first half of fiscal 2021 is primarily attributable to the increase in sales, resulting in higher gross margin, partially offset by increases in SG&A and new product development costs, of which approximately $400,000 relates to non-recurring additional compensation to our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020. These differences increased operating income by approximately $290,000 for the first half of fiscal 2021, as compared to the same period of the prior fiscal year. In addition, there was a favorable difference in foreign exchange gains and losses of $355,000. These increases were partially offset by an unfavorable difference of approximately $206,000 in the provision for income taxes.

Weighted-average common shares outstanding were 26,117,239, basic and diluted, in the second quarter of fiscal 2021, compared to 25,837,903 and 27,361,273, basic and diluted, respectively in the second quarter of fiscal 2020. Weighted-average common shares outstanding were 26,049,750, basic and diluted, in the first half of fiscal 2021, compared to 25,832,337, basic and diluted, in the first half of fiscal 2020. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock under the 2014 ESPP and upon the exercises of stock options and RSUs.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of approximately $14.1 million and total cash and cash equivalents of approximately $5.3 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal 2020, we repatriated approximately $2 million from LPOIZ. Based on retained earnings as of December 31, 2020, the end of the prior statutory tax year, LPOIZ had an additional $7.6 million available and LPOI did not have any earnings available for repatriation. Historically, we did not provide for future Chinese withholding taxes on the related earnings based on our previous intent not to repatriate earnings. However, during fiscal 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

Loans payable consists of the BankUnited Term Loan and the BankUnited Revolving Line, both pursuant to the Amended Loan Agreement, and the subordinated Equipment Loan. The Amended Loan Agreement also provides for a BankUnited Guidance Line. As of December 31, 2020, the outstanding balance on the BankUnited Term Loan was approximately $4.8 million, the outstanding balance on the BankUnited Revolving Line was $300,000, and there were no borrowings outstanding on the Guidance Line. The outstanding balance on the Equipment Loan was approximately $272,000 as of December 31, 2020.

The Amended Loan Agreement includes certain customary covenants. As of December 31, 2020, we were in compliance with all covenants. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flows – Financings:
Net cash used in financing activities was approximately $116,000 in the first half of fiscal 2021, compared to approximately $489,000 used in the same period of the prior fiscal year. Cash used in financing activities for the first half of fiscal 2021 reflects approximately $532,000 in principal payments on our loans and finance leases, offset by proceeds of $275,000 from the Equipment Loan, and approximately $140,000 in proceeds from the exercise of stock options, and from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first half of fiscal 2020 reflects approximately $501,000 in principal payments on our loans and capital leases, net of approximately $12,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Cash Flows – Operating:
Cash flow provided by operations was approximately $1.5 million for the first half of fiscal 2021, compared to approximately $938,000 for the same period of the prior fiscal year. The increase in cash flow from operations for the first half of fiscal 2021 is primarily due to the decrease in the net loss. We anticipate continued improvement in our cash flows provided by operations in future years, based on our forecasted sales growth and anticipated margin improvements, partially offset by marginal increases in sales and marketing, and new product development expenditures.

Cash Flows – Investing:
During the first half of fiscal 2021, we expended approximately $2.2 million in investments in capital equipment, compared to approximately $1.2 million in the first half of fiscal 2020. The majority of our capital expenditures during the first half of fiscal 2021 were related to the continued expansion of our infrared coating capacity as well as increasing our lens pressing and dicing capacity to meet current and forecasted demand. Overall, we anticipate that the level of capital expenditures during fiscal 2021 will be higher than in fiscal 2020, however, the total amount expended will depend on opportunities and circumstances.

Contractual Obligations and Commitments

As of December 31, 2020, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first half of fiscal 2021 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Sales Backlog

We believe our sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. Historically, we evaluated our backlog on a 12-month basis, which examined orders required by a customer for delivery within a one-year period . To better align with our strategic focus on longer-term customer orders and relationships, beginning in fiscal 2021, management began evaluating our total backlog, which includes all firm orders requested by a customer that are reasonably believed to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, a higher total backlog is better for us.

Our total backlog at December 31, 2020 was approximately $23.8 million, an increase of 6%, as compared to $22.6 million as of December 31, 2019. Compared to the end of fiscal 2020, our total backlog increased by 9% during the first half of fiscal 2021. Backlog growth rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2020	$ 22,559	24%	36%
Q3 2020	$ 22,772	26%	1%
Q4 2020	$ 21,908	21%	-4%
Q1 2021	$ 20,866	-5%	-5%
Q2 2021	$ 23,835	9%	14%

The majority of the increase in our backlog from the first quarter of fiscal 2021 to the second quarter of fiscal 2021 was largely due to the renewal of a large annual contract for infrared products during the second quarter, which we will begin shipping against in the third quarter of fiscal 2021, after shipments against the previous contract are completed. The timing of this renewal is similar to the prior fiscal year, however the value increased by 16% as compared to the prior annual contract renewal. Backlog levels may increase substantially at the time these orders are received, and the total backlog will subsequently be drawn down as shipments are made against these orders. These annual and multi-year contracts are expected to renew in future quarters.

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

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and six-month periods ended December 31, 2020 and 2019:

	(unaudited)					Year-to-
	Three Months Ended		Six Months Ended		Quarter	date
	December 31,		December 31,		%	%
	2020	2019	2020	2019	Change	Change
Revenue
PMO	$4,742,459	$3,710,549	$9,036,062	$6,895,007	28%	31%
Infrared Products	4,808,102	5,003,874	9,532,606	8,963,499	-4%	6%
Specialty Products	371,610	885,489	862,475	1,293,336	-58%	-33%
Total revenue	$9,922,171	$9,599,912	$19,431,143	$17,151,842	3%	13%

Units
PMO	1,008,768	779,434	2,135,545	1,348,164	29%	58%
Infrared Products	103,703	74,597	282,625	139,654	39%	102%
Specialty Products	7,704	14,133	17,337	23,050	-45%	-25%
Total units	1,120,175	868,164	2,435,507	1,510,868	29%	61%

Three months ended December 31, 2020
Our revenue increased by approximately $322,000 for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year, driven by an increase in PMO product sales.

Revenue generated by the PMO product group during the second quarter of fiscal 2021 was $4.7 million, an increase of approximately $1.0 million, or 28%, as compared to the same period of the prior fiscal year. The increase in revenue is attributed to increases in sales to customers in the telecommunications market, as well as the defense and industrial markets and sales through our catalog and distribution channels. Sales of PMO units increased by 29%, as compared to the same period of the prior fiscal year, and average selling prices decreased 1%. Although the volume increase was largely driven by the increase in telecommunications products sales, which typically have lower average selling prices, the average selling price for telecommunications products was similar to the same period of the prior fiscal year, and the average selling price for products sold to several of our other end markets was higher than in the same period of the prior fiscal year. The unit volume for telecommunications products increased by approximately 61% for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the second quarter of fiscal 2021 was $4.8 million, a decrease of approximately $196,000, or 4%, as compared to the same period of the prior fiscal year. The decrease in revenue is attributed to decreases in sales to customers in the commercial and defense markets, partially offset by an increase in sales to customers in the industrial market. During the second quarter of fiscal 2021, sales of infrared units increased by 39%, as compared to the prior year period, and average selling prices decreased 31%. The increase in units and decrease in average selling prices are driven by an increase in sales of molded infrared products, including products made with our new BD6 material, which are higher in volume and lower in prices than diamond-turned infrared products. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. More recently, we have seen an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the second quarter of fiscal 2021, our specialty products revenue decreased by $514,000, or 58%, as compared to the same period of the prior fiscal year, primarily related to NRE project revenue in the second quarter of fiscal 2020 that did not repeat in the second quarter of fiscal 2021.

Six months ended December 31, 2020
Our revenue increased by approximately $2.3 million for the first half of fiscal 2021, as compared to the same period of the prior fiscal year, primarily driven increases in both PMO and infrared product sales.

Revenue generated by the PMO product group during the first half of fiscal 2021 was $9.0 million, an increase of approximately $2.1 million, or 31%, as compared to the same period of the prior fiscal year. The increase in revenue is attributed to increases in sales to customers in the telecommunications market related to 5G infrastructure equipment, as well as the commercial and defense markets. Sales of PMO units increased by 58%, as compared to the same period of the prior fiscal year, however, average selling prices decreased 17%, due to the significant increase in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products increased by approximately 100% for the first half of fiscal 2021, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the first half of fiscal 2021 was $9.5 million, an increase of approximately $569,000, or 6%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily attributed to an increase in sales to customers in the industrial market. During the first half of fiscal 2021, sales of infrared units increased by 102%, as compared to the prior year period, and average selling prices decreased 47%. The increase in units and decrease in average selling prices are driven by an increase in sales of molded infrared products, including products made with our new BD6 material, which are higher in volume and lower in prices than diamond-turned infrared products. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. More recently, we have seen an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the first half of fiscal 2021, our specialty products revenue decreased by $431,000, or 33%, as compared to the same period of the prior fiscal year, primarily due to NRE project revenue in the first half of fiscal 2020 that did not repeat in the first half of fiscal 2021. The decrease in NRE project revenue was partially offset by increased sales of collimator assemblies to customers in the industrial and commercial markets.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net income (loss) to EBITDA for the three and six months ended December 31, 2020 and 2019:

	(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$(146,545)	$769,117	$(49,477)	$(606,040)
Depreciation and amortization	864,855	868,148	1,691,163	1,760,220
Income tax provision	241,112	321,869	675,752	470,187
Interest expense	55,147	89,257	113,696	187,798
EBITDA	$1,014,569	$2,048,391	$2,431,134	$1,812,165
% of revenue	10%	21%	13%	11%

Our EBITDA for the three months ended December 31, 2020 was approximately $1.0 million, compared to $2.0 million for the same period of the prior fiscal year. The decrease in EBITDA in the second quarter of fiscal 2021 was primarily due to lower operating income, as compared to the same period of the prior fiscal year. The decrease in operating income for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year, was partially due to lower gross margin, as well as an increase in SG&A and new product development expenses, of which approximately $400,000 was related to non-recurring additional compensation for our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020.

Our EBITDA for the six months ended December 31, 2020 was approximately $2.4 million, compared to $1.8 million for the same period of the prior fiscal year. The increase in EBITDA in the first half of fiscal 2021 was primarily due to higher operating income, as compared to the same period of the prior fiscal year. The increase in operating income for the second quarter of fiscal 2021, as compared to the same period of the prior fiscal year, was largely due to higher revenues and gross margin, partially offset by an increase in SG&A and new product development expenses, of which approximately $400,000 was related to non-recurring additional compensation for our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

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

3.2.1
Second Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 2, 2021, and is incorporated herein by reference thereto.

10.1	Letter Agreement, dated November 13, 2020, by and between the Company and J. James Gaynor.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 3, 2021	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: February 3, 2021	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer