Form 10-Q
period 2021-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2021-05-06
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

26,565,926 shares of common stock, Class A, $0.01 par value, outstanding as of May 3, 2021.

LIGHTPATH TECHNOLOGIES, INC.
Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2020. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	June 30,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$5,940,699	$5,387,388
Trade accounts receivable, net of allowance of $11,984 and $9,917	6,158,709	6,188,726
Inventories, net	8,883,283	8,984,482
Other receivables	318,820	132,051
Prepaid expenses and other assets	487,937	565,181
Total current assets	21,789,448	21,257,828

Property and equipment, net	13,304,537	11,799,061
Operating lease right-of-use assets	1,208,692	1,220,430
Intangible assets, net	5,864,152	6,707,964
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	659,000	659,000
Other assets	27,737	75,730
Total assets	$48,708,471	$47,574,918
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,196,823	$2,558,638
Accrued liabilities	1,389,101	992,221
Accrued payroll and benefits	2,132,585	1,827,740
Operating lease liabilities, current	849,169	765,422
Loans payable, current portion	934,185	981,350
Finance lease obligation, current portion	242,417	278,040
Total current liabilities	7,744,280	7,403,411

Finance lease obligation, less current portion	108,412	279,435
Operating lease liabilities, noncurrent	656,535	887,766
Loans payable, less current portion	4,209,008	4,437,365
Total liabilities	12,718,235	13,007,977

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 26,565,926 and 25,891,885
shares issued and outstanding	265,659	258,919
Additional paid-in capital	231,243,062	230,634,056
Accumulated other comprehensive income	1,815,482	735,892
Accumulated deficit	(197,333,967)	(197,061,926)
Total stockholders’ equity	35,990,236	34,566,941
Total liabilities and stockholders’ equity	$48,708,471	$47,574,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue, net	$10,701,362	$8,708,981	$30,132,505	$25,860,823
Cost of sales	6,797,605	4,696,805	18,748,220	15,528,549
Gross margin	3,903,757	4,012,176	11,384,285	10,332,274
Operating expenses:
Selling, general and administrative	2,805,829	2,255,625	8,009,484	6,796,536
New product development	640,528	412,326	1,620,927	1,309,383
Amortization of intangibles	281,270	281,271	843,812	848,071
Loss (gain) on disposal of property and equipment	9,473	142	8,951	(129,082)
Total operating expenses	3,737,100	2,949,364	10,483,174	8,824,908
Operating income	166,657	1,062,812	901,111	1,507,366
Other income (expense):
Interest expense, net	(52,795)	(85,464)	(166,491)	(273,262)
Other income (expense), net	(28,592)	42,038	(23,075)	(350,571)
Total other income (expense), net	(81,387)	(43,426)	(189,566)	(623,833)
Income before income taxes	85,270	1,019,386	711,545	883,533
Income tax provision	307,834	203,369	983,586	673,556
Net income (loss)	$(222,564)	$816,017	$(272,041)	$209,977
Foreign currency translation adjustment	(373,114)	(244,520)	1,079,590	(47,698)
Comprehensive income (loss)	$(595,678)	$571,497	$807,549	$162,279
Earnings (loss) per common share (basic)	$(0.01)	$0.03	$(0.01)	$0.01
Number of shares used in per share calculation (basic)	26,366,651	25,858,155	26,153,839	25,840,881
Earnings (loss) per common share (diluted)	$(0.01)	$0.03	$(0.01)	$0.01
Number of shares used in per share calculation (diluted)	26,366,651	27,569,844	26,153,839	27,349,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	3,306	33	10,976	—	—	11,009
Exercise of stock options, net	207,640	2,076	124,024	—	—	126,100
Stock-based compensation on stock options & RSUs	—	—	136,849	—	—	136,849
Foreign currency translation adjustment	—	—	—	729,308	—	729,308
Net income	—	—	—	—	97,068	97,068
Balances at September 30, 2020	26,102,831	$261,028	$230,905,905	$1,465,200	$(196,964,858)	$35,667,275
Issuance of common stock for:
Exercise of stock options & RSU's, net	24,530	246	2,488	—	—	2,734
Stock-based compensation on stock options & RSUs	—	—	106,167	—	—	106,167
Foreign currency translation adjustment	—	—	—	723,396	—	723,396
Net loss	—	—	—	—	(146,545)	(146,545)
Balances at December 31, 2020	26,127,361	$261,274	$231,014,560	$2,188,596	$(197,111,403)	$36,353,027
Issuance of common stock for:
Employee Stock Purchase Plan	4,839	48	18,920	—	—	18,968
Exercise of stock options & RSUs, net	433,726	4,337	9,521	—	—	13,858
Stock-based compensation on stock options & RSUs	—	—	200,061	—	—	200,061
Foreign currency translation adjustment	—	—	—	(373,114)	—	(373,114)
Net loss	—	—	—	—	(222,564)	(222,564)
Balances at March 31, 2021	26,565,926	$265,659	$231,243,062	$1,815,482	$(197,333,967)	$35,990,236

Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	13,370	134	12,033	—	—	12,167
Exercise of RSUs, net	4,394	44	(44)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	98,459	—	—	98,459
Foreign currency translation adjustment	—	—	—	53,766	—	53,766
Net loss	—	—	—	—	(1,375,157)	(1,375,157)
Balances at September 30, 2019	25,831,659	$258,317	$230,431,772	$862,284	$(199,304,012)	$32,248,361
Issuance of common stock for:
Exercise of RSUs, net	8,703	87	(87)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	95,441	—	—	95,441
Foreign currency translation adjustment	—	—	—	143,056	—	143,056
Net income	—	—	—	—	769,117	769,117
Balances at December 31, 2019	25,840,362	$258,404	$230,527,126	$1,005,340	$(198,534,895)	$33,255,975
Issuance of common stock for:
Employee Stock Purchase Plan	17,167	171	12,274	—	—	12,445
Shares issued as compensation	5,000	50	6,100	—	—	6,150
Stock-based compensation on stock options & RSUs	—	—	68,130	—	—	68,130
Foreign currency translation adjustment	—	—	—	(244,520)	—	(244,520)
Net income	—	—	—	—	816,017	816,017
Balances at March 31, 2020	25,862,529	$258,625	$230,613,630	$760,820	$(197,718,878)	$33,914,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(272,041)	$209,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,608,472	2,587,315
Interest from amortization of debt costs	13,929	13,929
Loss (gain) on disposal of property and equipment	8,951	(129,082)
Stock-based compensation on stock options & RSUs, net	443,077	252,436
Provision for doubtful accounts receivable	(1,632)	9,769
Change in operating lease liabilities	(135,746)	(107,747)
Inventory write-offs to allowance	144,741	37,883
Changes in operating assets and liabilities:
Trade accounts receivable	31,649	(108,222)
Other receivables	(186,769)	353,695
Inventories	(43,542)	(590,415)
Prepaid expenses and other assets	125,237	198,058
Accounts payable and accrued liabilities	339,909	(857,813)
Net cash provided by operating activities	3,076,235	1,869,783

Cash flows from investing activities:
Purchase of property and equipment	(2,721,567)	(1,505,021)
Proceeds from sale of equipment	—	186,986
Net cash used in investing activities	(2,721,567)	(1,318,035)

Cash flows from financing activities:
Proceeds from exercise of stock options	142,693	—
Proceeds from sale of common stock from Employee Stock Purchase Plan	29,976	24,612
Borrowings on loan payable	275,377	—
Payments on loan payable	(554,102)	(436,013)
Repayment of finance lease obligations	(206,644)	(315,638)
Net cash used in financing activities	(312,700)	(727,039)
Effect of exchange rate on cash and cash equivalents	511,343	(47,697)
Change in cash and cash equivalents and restricted cash	553,311	(222,988)
Cash and cash equivalents, beginning of period	5,387,388	4,604,701
Cash and cash equivalents, end of period	$5,940,699	$4,381,713

Supplemental disclosure of cash flow information:
Interest paid in cash	$151,537	$262,607
Income taxes paid	$787,289	$441,982

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

2.
Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to our significant accounting policies during the nine months ended March 31, 2021, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was immaterial as of June 30, 2020 and March 31, 2021.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and nine months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
PMO	$3,904,857	$3,851,518	$12,940,919	$10,746,525
Infrared Products	6,462,527	4,296,111	15,995,133	13,259,610
Specialty Products	333,978	561,352	1,196,453	1,854,688
Total revenue	$10,701,362	$8,708,981	$30,132,505	$25,860,823

4.
Inventories

The components of inventories include the following:

	March 31, 2021	June 30, 2020
Raw materials	$3,640,273	$3,876,955
Work in process	2,971,839	2,989,070
Finished goods	3,395,230	3,134,800
Allowance for obsolescence	(1,124,059)	(1,016,343)
	$8,883,283	$8,984,482

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.0 million and $2.3 million at March 31, 2021 and June 30, 2020, respectively.

5.
Property and Equipment

Property and equipment are summarized as follows:

	Estimated	March 31,	June 30,
	Lives (Years)	2021	2020
Manufacturing equipment	5 - 10	$21,327,900	$18,444,448
Computer equipment and software	3 - 5	896,506	801,625
Furniture and fixtures	5	359,929	321,418
Leasehold improvements	5 - 7	2,772,195	2,171,388
Construction in progress		1,181,671	1,274,880
Total property and equipment		26,538,201	23,013,759
Less accumulated depreciation and amortization		(13,233,664)	(11,214,698)
Total property and equipment, net		$13,304,537	$11,799,061

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the nine months ended March 31, 2021.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	March 31, 2021	June 30, 2020
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(4,811,848)	(3,968,036)
Total intangible assets, net		$5,864,152	$6,707,964

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2021 (remaining three months)	$281,271
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025 and later	2,207,632
$5,864,152

7.   Accounts Payable

The accounts payable balance as of March 31, 2021 and June 30, 2020 include earned but unpaid Board of Directors’ fees of approximately $92,000 and $91,000, respectively.

8.   Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Income before income taxes	$85,270	$1,019,386	$711,545	$883,533
Income tax provision	$307,834	$203,369	$983,586	$673,556
Effective income tax rate	361%	20%	138%	76%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and nine months ended March 31, 2021 and 2020, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2021 and June 30, 2020, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of U.S. net operating loss (“NOL”) carryforward benefits, and federal and state tax credits with indefinite carryover periods.

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

During the first nine months of fiscal 2021, we declared intercompany dividends of $4 million from LPOIZ, payable to us as its parent company. Accordingly, we accrued Chinese withholding taxes of $400,000 associated with the dividend. During the first nine months of fiscal 2021, LPOIZ has paid to us $2.7 million, after the withholding of $300,000 in taxes, in equal installments during each of the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021. Other than these withholding taxes, this intercompany dividend has no impact on our unaudited Condensed Consolidated Financial Statements.

Historically, the Company considered unremitted earnings held by its foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, the Company began declaring intercompany dividends to remit a portion of the historical earnings of its foreign subsidiaries to the U.S. parent company. It is still the Company’s intent to reinvest a significant portion of the more recent earnings generated by its foreign subsidiaries, however the Company also plans to repatriate a portion of the historical earnings of its subsidiaries. Based on its previous intent, the Company had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal 2020, the Company began to accrue for these taxes on the portion of historical earnings that it intends to repatriate.

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

The following table shows total stock-based compensation expense for the nine months ended March 31, 2021 and 2020 included in selling, general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Nine Months Ended March 31,
	2021	2020

Stock options	$51,277	$(15,330)
RSUs	391,800	261,616
Total	$443,077	$246,286

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $2,978 and $2,491 for the nine months ended March 31, 2021 and 2020, respectively, is included in the selling, general and administrative expense in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms
We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three and nine months ended March 31, 2021 and 2020. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.
For the nine months ended March 31, 2021 and 2020, there were no stock options granted under the Omnibus Plan. For stock options granted under the SICP in the nine-month periods ended March 31, 2021 and 2020, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

	Nine Months Ended March 31,
	2021	2020
Weighted-average expected volatility	71.2%	65.6%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	0.28%	1.56%
Weighted-average expected term, in years	7.49	7.50

Information Regarding Current Share-Based Compensation Awards
A summary of the activity for share-based compensation awards in the nine months ended March 31, 2021 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2020	942,575	$1.65	6.5	2,328,303	0.9

Granted	18,139	$2.80	9.5	209,852	2.3
Exercised	(224,326)	$1.49		(443,628)
Cancelled/Forfeited	(391,288)	$1.73		-
March 31, 2021	345,100	$1.71	8.6	2,094,527	0.9

Awards exercisable/
vested as of
March 31, 2021	115,940	$1.53	8.1	1,517,323	—

Awards unexercisable/
unvested as of
March 31, 2021	229,160	$1.81	8.9	577,204	0.9
	345,100			2,094,527

RSU awards vest immediately or from two to four years from the date of grant.

As of March 31, 2021, there was approximately $888,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2021 (remaining three months)	$16,540	$91,601	$108,141
June 30, 2022	65,123	286,468	351,591
June 30, 2023	71,980	219,864	291,844
June 30, 2024	49,393	87,185	136,578
	$203,036	$685,118	$888,154

10.
Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings (loss) per share of Class A common stock are described in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net income (loss)	$(222,564)	$816,017	$(272,041)	$209,977

Weighted-average common shares outstanding:
Basic number of shares	26,366,651	25,858,155	26,153,839	25,840,881

Effect of dilutive securities:
Options to purchase common stock	—	828	—	—
RSUs	—	1,710,861	—	1,508,422
Diluted number of shares	26,366,651	27,569,844	26,153,839	27,349,303

Earnings (loss) per common share:
Basic	$(0.01)	$0.03	$(0.01)	$0.01
Diluted	$(0.01)	$0.03	$(0.01)	$0.01

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Options to purchase common stock	364,536	900,185	515,870	905,348
RSUs	2,255,487	561,120	2,331,648	552,934
	2,620,023	1,461,305	2,847,518	1,458,282

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

The components of lease expense were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Operating lease cost	$168,017	$159,305	$508,428	$496,278
Finance lease cost:
Depreciation of lease assets	47,354	86,063	160,577	258,189
Interest on lease liabilities	11,432	18,264	35,688	61,221
Total finance lease cost	58,786	104,327	196,265	319,410
Total lease cost	$226,803	$263,632	$704,693	$815,688

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2021	June 30, 2020
Assets:
Operating lease assets	Operating lease assets	$1,208,692	$1,220,430
Finance lease assets	Property and equipment, net(1)	524,456	666,519
Total lease assets		$1,733,148	$1,886,949

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$849,169	$765,422
Short-term leases	Accrued liabilities(2)	—	97,665
Finance leases	Finance lease liabilities, current	242,417	278,040

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	656,535	887,766
Finance leases	Finance lease liabilities, less current portion	108,412	279,435
Total lease liabilities		$1,856,533	$2,308,328

(1)
Finance lease assets were recorded net of accumulated depreciation of approximately $1.2 million as of March 31, 2021, and $1.0 million as of June 30, 2020.
(2)
Represents accrual related to the lease of a manufacturing and office facility in Irvington, New York, which we ceased use of as of June 30, 2019 as the relocation of the operations formerly housed in this facility was complete. All remaining lease payments were accrued as of that date, through the lease expiration in August 2020.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2021
Weighted Average Remaining Lease Term (in years)
Operating leases	2.6
Finance leases	1.5

Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	7.9%

Supplemental cash flow information:

	Nine Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$645,174	$589,622
Operating cash used for finance leases	$35,688	$61,234
Financing cash used for finance leases	$206,644	$315,638

Future maturities of lease liabilities were as follows as of March 31, 2021:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2021 (remaining three months)	$80,324	$223,422
June 30, 2022	231,783	828,017
June 30, 2023	59,647	238,021
June 30, 2024	11,811	118,245
June 30, 2025	—	118,245
Total future minimum payments	383,565	1,525,950
Less imputed interest	(32,736)	(20,246)
Present value of lease liabilities	$350,829	$1,505,704

12.
Loans Payable

As of March 31, 2021 and June 30, 2020, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to an acquisition term loan. For additional information related to the Avidbank loans, please see Note 17, Loans Payable, to our audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2020.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. As of March 31, 2021, the applicable interest rate was 2.87%.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Management expects the BankUnited Revolving Line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of March 31, 2021, the applicable interest rate was 2.87%.

Guidance Line

Pursuant to the Amended Loan Agreement, BankUnited, in its sole discretion, may make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds will be used for capital expenditures and approved business acquisitions. Such advances must be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and will be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line may not re-borrowed. The advances under the Guidance Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments become payable, amortized based on a ten-year term. There were no borrowings under the Guidance Line as of March 31, 2021.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. As of March 31, 2021, the Company was in compliance with all required covenants.

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

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $4,600 and $13,900 is included in interest expense for the three and nine months ended March 31, 2021, respectively, and the same amounts are included in interest expense for the three and nine months ended March 31, 2020, respectively.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “Equipment Loan”), which party is also a significant customer, and which the Equipment Loan is subordinate to the BankUnited Loans, and collateralized by certain equipment. The initial advance under the Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $275,000) is expected to be drawn when the final payment is due to the vendor for the equipment.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	BankUnited Revolver	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2021 (remaining three months)	$145,338	$300,000	$13,769	$(4,643)	$454,464
June 30, 2022	581,350	-	55,075	(18,572)	617,853
June 30, 2023	581,350	-	55,075	(18,572)	617,853
June 30, 2024	3,342,762	-	55,075	(12,381)	3,385,456
After June 30, 2024	-	-	67,567	-	67,567
Total payments	$4,650,800	$300,000	$246,561	$(54,168)	5,143,193
Less current portion					(934,185)
Non-current portion					$4,209,008

13.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.8 million and $736,000 as of March 31, 2021 and June 30, 2020, respectively. We also recognized a net foreign currency transaction loss of $17,000 and a gain of $14,000 during the three months ended March 31, 2021 and 2020, respectively. During the nine months ended March 31, 2021 and 2020, we recognized net foreign currency transaction losses of approximately $38,000 and $363,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $5.9 million at March 31, 2021. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of March 31, 2021, LPOIZ had approximately $6.6 million available for repatriation and LPOI did not have any earnings available for repatriation, based on undistributed earnings accumulated through the end of the most recent statutory tax year.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	March 31, 2021	June 30, 2020	March 31, 2021	June 30, 2020
Assets	$21.5 million	$19.0 million	$10.6 million	$9.8 million
Net assets	$18.1 million	$16.2 million	$8.5 million	$8.2 million

14.
Contingencies

Legal

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

COVID-19

The Company’s business, results of operations financial condition, cash flows, and the stock price of its Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19, which spread from China to many other countries across the world, including the United States.

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

15.
Subsequent Event

In April 2021, the Company terminated several employees of our China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to the interests of the Company, including efforts to misappropriate certain of the Company’s proprietary technology. The Company incurred various expenses associated with the investigation prior to the termination of the employees, including legal and consulting fees, totaling $194,000 during the three months ended March 31, 2021. Such expenses were recorded as “Selling, general and administrative” expenses in our Consolidated Statement of Comprehensive Income (Loss). In an effort to minimize the potential disruption of the business of our China subsidiaries, LPOIZ and LPOI, and avoid lengthy legal proceedings associated with the terminations, we entered into severance agreements with certain of the employees pursuant to which LPOIZ and LPOI agreed to pay such employees severance of approximately $470,000 in the aggregate, which will be paid out over a six-month period, provided that these employees comply with the terms set forth in the severance agreements. Additional legal fees and consulting expenses will be expensed as incurred in future periods, primarily in the three months ending June 30, 2021. Although we have taken steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, we anticipate some short-term adverse impact on LPOIZ’s and LPOI’s domestic sales in China and results of operations, particularly in the three-month periods ending June 30, 2021 and September 30, 2021. We do not anticipate any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to the Company for its customers.

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

Potential Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. Thereafter, COVID-19 spread throughout world, including the United States. Throughout the COVID-19 pandemic, our manufacturing facilities in China, Latvia, and the United States have continued to operate substantially as normal. Some of our United States- and Latvia-based non-manufacturing employees are continuing to work remotely, either on a full or partial basis. Where possible, we have staggered shifts to reduce contact within shifts and between different shifts, and have minimized interaction and physical proximity between employees working within the same building. Those measures are continuously adjusted in each of our locations, according to local conditions and guidelines. To date, we have not seen any significant direct negative impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. In addition, we have seen some increased demand for thermal imaging assemblies for fever detection applications in response to the pandemic. Additionally, some areas impose travel restrictions which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2021 and, possibly, beyond.

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

Growth Strategy

During the last three months of fiscal 2020, our leadership worked to develop and re-define our strategic direction. We are an optical technologies company with deep roots in optics manufacturing technology, known for our innovative products and solutions, which technology we have leveraged over the years to focus on the delivery of “best in class” and cost leading optical components. Initially, we focused on standard glass PMO products, and later, through the acquisition of ISP, as well as through internal research and development, we began to shift our focus to products specific to the infrared market.

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

Results of Operations

Revenue

Three months ended March 31, 2021, compared to three months ended March 31, 2020

Revenue for the third quarter of fiscal 2021 was approximately $10.7 million, an increase of approximately $2.0 million, or 23%, as compared to approximately $8.7 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $6.5 million in the third quarter of fiscal 2021, an increase of approximately $2.2 million, or 50%, as compared to approximately $4.3 million in the same period of the prior fiscal year. The increase in revenue is driven by sales of both molded and diamond-turned infrared products to customers in the industrial market as well as the defense market. Revenue generated by PMO products was approximately $3.9 million for the third quarter of both fiscal 2021 and fiscal 2020, increasing approximately $53,000, or 1%. The modest increase in our PMO revenue is primarily due to the softening in sales to customers in the telecommunications market, which we believe to be temporary, as customers align their inventory levels to the next phase of their 5G rollout. Revenue generated by our specialty products was approximately $334,000 in the third quarter of fiscal 2021, a decrease of approximately $227,000, or 41%, compared to $561,000 in the same period of the prior fiscal year. This decrease is primarily related to sales of legacy specialty products during the third quarter of fiscal 2020 which did not repeat in the third quarter of fiscal 2021.

Nine months ended March 31, 2021, compared to nine months ended March 31, 2020

Revenue for the first nine months of fiscal 2021 was approximately $30.1 million, an increase of approximately $4.3 million, or 17%, as compared to approximately $25.9 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $16.0 million in the first nine months of fiscal 2021, an increase of approximately $2.7 million, or 21%, as compared to approximately $13.3 million in the same period of the prior fiscal year. Revenue growth for infrared products is led by an increase in sales of molded infrared products, including lenses made with our new BD6 material, particularly to customers in the industrial market. The increased demand for molded infrared products continues to be driven in large part by fever detection products as a result of the ongoing COVID-19 pandemic. Demand for other industrial applications, firefighting and other public safety applications also continues to be strong. Revenue generated by PMO products was approximately $12.9 million for the first nine months of fiscal 2021, as compared to approximately $10.7 million in the same period of the prior fiscal year, an increase of approximately $2.2 million, or 20%. The increase in revenue is primarily attributed to an increase in sales to customers in the telecommunications market, as well as the commercial and defense markets. Revenue generated by our specialty products was approximately $1.2 million in the first nine months of fiscal 2021, a decrease of approximately $658,000, or 35%, compared to approximately $1.9 million in the same period of the prior fiscal year. This decrease is primarily related to NRE project revenue as well as sales of certain legacy specialty products in the first nine months of fiscal 2020 which did not recur in the first nine months of fiscal 2021.

Cost of Sales and Gross Margin

Three months ended March 31, 2021, compared to three months ended March 31, 2020

Gross margin in the third quarter of fiscal 2021 was approximately $3.9 million, a decrease of 3%, as compared to approximately $4.0 million in the same period of the prior fiscal year. Total cost of sales was approximately $6.8 million for the third quarter of fiscal 2021, compared to approximately $4.7 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 36% for the third quarter of fiscal 2021, compared to 46% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to the mix of products sold in each respective period, as well as lower yield in some of the infrared products, which continued from the previous quarter. Infrared products, which typically have lower margins than our PMO products, comprised 60% of revenue for the third quarter of fiscal 2021, as compared to 50% of revenue for the third quarter of fiscal 2020. Gross margin as a percentage of revenue also continues to be impacted by initial volume deliveries of new products and sales contracts. The acceleration of new lenses moving into the volume production stage, and alignments required for orders from the increasing number of new customers, resulted in traditional start-up inefficiencies, which negatively impacted margins but which issues are expected to be reduced as the respective programs mature. The mix of infrared product sales for the third quarter of fiscal 2021 was heavily weighted toward volume production orders, some of which consisted of products we only recently started producing in mass, and for which we have experienced some yield issues in connection with BD6 coatings, which increased our costs. We are in the process of resolving these technical issues which is expected to bring our manufacturing efficiencies to a level similar to our existing products.

Nine months ended March 31, 2021, compared to nine months ended March 31, 2020

Gross margin in the first nine months of fiscal 2021 was approximately $11.4 million, an increase of 10%, as compared to approximately $10.3 million in the same period of the prior fiscal year. Total cost of sales was approximately $18.7 million for the first nine months of fiscal 2021, compared to approximately $15.5 million for the same period of the prior fiscal year. The increases in gross margin and cost of sales are primarily driven by the increase in sales. Gross margin as a percentage of revenue was 38% for the first nine months of fiscal 2021, compared to 40% for the same period of the prior fiscal year. Margins for PMO products have remained consistently strong, however margins for our infrared products have been below our target levels. During the first nine months of fiscal 2021, we began high-volume delivery of several key OEM projects, which orders consisted of products with both our molded as well as diamond turned BD6 material. As is typical of scaling new products into volume production, we experienced a number of technical challenges, both related to the fabrication of the components, as well as some of the value-added activities such as coating and assembly. While such early-stage problems are common, we expect to resolve the issues, improve production yields and elevate the products to their target gross margin levels.

Selling, General and Administrative

Three months ended March 31, 2021, compared to three months ended March 31, 2020

Selling, general and administrative (“SG&A”) costs were approximately $2.8 million for the third quarter of fiscal 2021, an increase of approximately $550,000, or 24%, as compared to approximately $2.3 million in the same period of the prior fiscal year. The increase is primarily due to approximately $194,000 of legal fees and consulting expenses associated with the termination of several employees of LPOIZ and LPOI in April 2021. Please refer to Note 15, Subsequent Events, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. In addition, during the three months ended March 31, 2021, we recorded additional stock compensation expenses of approximately $84,000 as certain RSUs vested upon the retirement of a director. The director had also deferred receipt of the shares of Class A common stock underlying the vested restricted stock units until his retirement. The remaining increase in SG&A costs as compared to the same period of the prior fiscal year is due to increases in personnel-related costs associated with a moderate increase in headcount.

Nine months ended March 31, 2021, compared to nine months ended March 31, 2020

SG&A costs were approximately $8.0 million for the first nine months of fiscal 2021, an increase of approximately $1.2 million, or 18%, as compared to approximately $6.8 million in the same period of the prior fiscal year. The increase is primarily due to approximately $400,000 of additional compensation to our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020. Also contributing to the increase are the aforementioned expenses associated with the termination of several employees of LPOIZ and LPOI and the additional stock compensation recorded during the three months ended March 31, 2021. The remaining increase in SG&A costs as compared to the same period of the prior fiscal year is due to increases in personnel-related costs associated with a moderate increase in headcount, as well as an increase in outside consulting services for projects related to operational improvements.

New Product Development

Three months ended March 31, 2021, compared to three months ended March 31, 2020

New product development costs were approximately $640,000 in the third quarter of fiscal 2021, an increase of approximately $228,000, or 55%, as compared to the same period of the prior fiscal year. This increase was primarily due to the addition of engineering employees and outside services in order to support the demand for optical design.

Nine months ended March 31, 2021, compared to nine months ended March 31, 2020

New product development costs were approximately $1.6 million in the first nine months of fiscal 2021, an increase of approximately $312,000, or 24%, as compared to the same period of the prior fiscal year. This increase was primarily due to the addition of engineering employees and outside services in order to support the demand for optical design.

Other Income (Expense)

Interest expense was approximately $53,000 and $166,000 for the three and nine months ended March 31, 2021, respectively, as compared to $85,000 and $273,000 for the three and nine months ended March 31, 2020, respectively. The decrease in interest expense is due to lower interest rates and a 7% reduction in our total debt from March 31, 2020 to March 31, 2021.

Other expense, net, was approximately $29,000 and $23,000 for the three and nine months ended March 31, 2021, respectively, as compared to other income of $42,000 and other expense of $351,000 for the three and nine months ended March 31, 2020, respectively. Other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the third quarter of fiscal 2021, we incurred net foreign currency transaction losses of approximately $17,000, compared to net foreign currency transaction gains of $14,000 for the same period of the prior fiscal year. During the first nine months of fiscal 2021, we incurred net foreign currency transaction losses of approximately $38,000, compared to $363,000 for the same period of the prior fiscal year.

Income Taxes

During the third quarter of fiscal 2021, income tax expense was approximately $308,000, compared to approximately $203,000 for the same period of the prior fiscal year, primarily related to income taxes from our operations in China. Income taxes for the third quarter of fiscal 2021 also included Chinese withholding taxes of $100,000 associated with an intercompany dividend declared by LPOIZ and payable to us as its parent company.

During the first nine months of fiscal 2021, income tax expense was approximately $984,000, compared to approximately $674,000 for the same period of the prior fiscal year. Income taxes for the first nine months of fiscal 2021 and the first nine months of fiscal 2020 also included Chinese withholding taxes of $400,000 and $200,000, respectively, associated with intercompany dividends declared by LPOIZ during the respective periods. While these repatriation transactions resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total income tax on those earnings was still lower than it would have been using the normal income tax rate. Please refer to Note 8, Income Taxes, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Net Income (Loss)

Net loss for the third quarter of fiscal 2021 was approximately $223,000, or $0.01 basic and diluted loss per share, compared to net income of $816,000, or $0.03 basic and diluted earnings per share, for the third quarter of fiscal 2020. The decrease in net income for the third quarter of fiscal 2021, as compared to the same period of the prior fiscal year, was primarily attributable to increased SG&A costs, including approximately $280,000 related to expenses incurred in connection with the termination of several employees of LPOIZ and LPOI and the recognition of stock compensation expense related to the retirement of a director, as well as increased new product development costs. These elevated expenses, as well as a lower gross margin as a percentage of revenue due to product mix, decreased operating income by approximately $900,000 for the third quarter of fiscal 2021, as compared to the same period of the prior fiscal year. In addition, there was an unfavorable difference of approximately $104,000 in the provision for income taxes.

Net loss for the first nine months of fiscal 2021 was approximately $272,000, or $0.01 basic and diluted loss per share, compared to net income of approximately $210,000, or $0.01 basic and diluted earnings per share, for the first nine months of fiscal 2020. The decrease in net income for the first nine months of fiscal 2021, as compared to the same period of the prior fiscal year, was primarily attributable to increased SG&A costs, including approximately $680,000 related to additional compensation paid to our former Chief Executive Officer, expenses incurred for the termination of several employees of LPOIZ and LPOI and the recognition of stock compensation expense related to the retirement of a director, as well as increased new product development costs. These expense increases were partially offset by the approximately $1.1 million increase in gross margin, resulting in a net decrease in operating income of approximately $606,000 for the first nine months of fiscal 2021, as compared to the same period of the prior fiscal year. In addition, there was an unfavorable difference of approximately $310,000 in the provision for income taxes. These unfavorable differences were partially offset by a favorable difference of approximately $325,000 in foreign exchange gains and losses.

Weighted-average common shares outstanding were 26,366,651, basic and diluted, in the third quarter of fiscal 2021, compared to 25,858,155 and 27,569,844, basic and diluted, respectively in the third quarter of fiscal 2020. Weighted-average common shares outstanding were 26,153,839, basic and diluted, in the first nine months of fiscal 2021, compared to 25,840,881 and 27,349,303, basic and diluted, respectively, in the first nine months of fiscal 2020. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock (i) under the 2014 ESPP, (ii) upon the exercises of stock options, and (iii) underlying vested RSUs.

Liquidity and Capital Resources

As of March 31, 2021, we had working capital of approximately $14.0 million and total cash and cash equivalents of approximately $5.9 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal 2020 and during the first nine months of fiscal 2021, we repatriated approximately $2 million and $3 million, respectively, from LPOIZ. As of March 31, 2021, LPOIZ had approximately $6.6 million available for repatriation and LPOI did not have any earnings available for repatriation, based on undistributed earnings accumulated through the end of the most recent statutory tax year.

Loans payable consists of the BankUnited Term Loan and the BankUnited Revolving Line, both pursuant to the Amended Loan Agreement, and the subordinated Equipment Loan. The Amended Loan Agreement also provides for a BankUnited Guidance Line. As of March 31, 2021, the outstanding balance on the BankUnited Term Loan was approximately $4.7 million, the outstanding balance on the BankUnited Revolving Line was $300,000, and there were no borrowings outstanding on the Guidance Line. The outstanding balance on the Equipment Loan was approximately $247,000 as of March 31, 2021.

The Amended Loan Agreement includes certain customary covenants. As of March 31, 2021, we were in compliance with all covenants. For additional information, see Note 12, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flows – Operating:
Cash flow provided by operations was approximately $3.1 million for the first nine months of fiscal 2021, compared to approximately $1.9 million for the same period of the prior fiscal year. The improvement in cash flows during the first nine months of fiscal 2021 is due to improved receivables and inventory management, despite the significant increase in sales for the same period as compared to the prior fiscal year period. Also, during the first nine months of fiscal 2020, there were significant non-recurring cash outflows related to restructuring costs which had been accrued during fiscal 2019. We anticipate continued improvement in our cash flows provided by operations in future years, based on our forecasted sales growth and anticipated margin improvements, partially offset by marginal increases in sales and marketing, and new product development expenditures.

Cash Flows – Investing:
During the first nine months of fiscal 2021, we expended approximately $2.7 million in investments in capital equipment, compared to approximately $1.5 million in the first nine months of fiscal 2020. The majority of our capital expenditures during the first nine months of fiscal 2021 were related to the continued expansion of our infrared coating capacity as well as increasing our lens pressing and dicing capacity to meet current and forecasted demand. Overall, we anticipate that the level of capital expenditures during fiscal 2021 will be higher than in fiscal 2020, however, the total amount expended will depend on opportunities and circumstances.

Cash Flows – Financings:
Net cash used in financing activities was approximately $313,000 in the first nine months of fiscal 2021, compared to approximately $727,000 used in the same period of the prior fiscal year. Cash used in financing activities for the first nine months of fiscal 2021 reflects approximately $761,000 in principal payments on our loans and finance leases, offset by proceeds of approximately $275,000 from the Equipment Loan, and approximately $173,000 in proceeds from the exercise of stock options, and from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first nine months of fiscal 2020 reflects approximately $752,000 in principal payments on our loans and capital leases, net of approximately $25,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of March 31, 2021, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first nine months of fiscal 2021 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Our total backlog at March 31, 2021 was approximately $19.5 million, a decrease of 14%, as compared to $22.8 million as of March 31, 2020. Compared to the end of fiscal 2020, our total backlog decreased by 11% during the first nine months of fiscal 2021. Backlog growth rates for the last five fiscal quarters are:

Quarter	Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2020	$22,772	26%	1%
Q4 2020	$21,908	21%	-4%
Q1 2021	$20,866	-5%	-5%
Q2 2021	$23,835	9%	14%
Q3 2021	$19,498	-11%	-18%

The decrease in backlog during the third quarter of fiscal 2021 is the result of the record high sales level for the quarter, while no major contracts renewed during the quarter.  In addition, we received fewer new orders from a large telecommunications customer, which orders are typically renewed each quarter. We believe this to be a temporary slowdown, as inventory levels are aligned to the next phase of the 5G rollout.

Historically, it is in the second quarter of each fiscal year that we receive the renewal of a large annual contract for infrared products, which we typically begin shipping against in the fiscal third quarter. Backlog levels may increase substantially when annual and multi-year orders are received, and the total backlog is subsequently drawn down as shipments are made against these orders. Our annual and multi-year contracts are expected to renew in future quarters.

We continue to experience a growing demand for infrared products used in the industrial, defense and first responder sectors.  Demand for infrared products continues to be fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure; however, we believe that the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel could adversely impact the domestic sales in China of these subsidiaries over the next one to two quarters, which would affect potential growth in our PMO lens business for that period.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and nine-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020	QTR % Change	% Change
Revenue
PMO	$3,904,857	$3,851,518	$12,940,919	$10,746,525	1%	20%
Infrared Products	6,462,527	4,296,111	15,995,133	13,259,610	50%	21%
Specialty Products	333,978	561,352	1,196,453	1,854,688	-41%	-35%
Total revenue	$10,701,362	$8,708,981	$30,132,505	$25,860,823	23%	17%

Units
PMO	680,825	799,840	2,816,370	2,148,004	-15%	31%
Infrared Products	174,811	94,496	457,436	234,150	85%	95%
Specialty Products	6,742	10,517	24,079	33,567	-36%	-28%
Total units	862,378	904,853	3,297,885	2,415,721	-5%	37%

Three months ended March 31, 2021
Our revenue increased by approximately $2.0 million for the third quarter of fiscal 2021, as compared to the same period of the prior fiscal year, driven by an increase in infrared product sales.

Revenue generated by the PMO product group during the third quarter of fiscal 2021 was $3.9 million, an increase of approximately $53,000, or 1%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily attributed to sales through our catalog and distribution channels. Sales to customers in the industrial and commercial markets also increased. These increases were partially offset by a decrease in sales to customers in the telecommunications market, due to a slowdown in orders, which we believe to be temporary, as customers align their inventory levels to the next phase of their 5G rollout. Sales of PMO units decreased by 15%, as compared to the same period of the prior fiscal year, and average selling prices increased by 19%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices. The unit volume for telecommunications products decreased by approximately 28% for the third quarter of fiscal 2021, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the third quarter of fiscal 2021 was $6.5 million, an increase of approximately $2.2 million, or 50%, as compared to the same period of the prior fiscal year. The increase in revenue is driven by sales of both molded and diamond-turned infrared products to customers in the industrial market as well as the defense market. During the third quarter of fiscal 2021, sales of infrared units increased by 85%, as compared to the prior year period, and average selling prices decreased 19%. The increase in units and decrease in average selling prices are driven by an increase in sales of molded infrared products, including products made with our new BD6 material, which are higher in volume and lower in prices than diamond-turned infrared products. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. More recently, we have seen an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the third quarter of fiscal 2021, our specialty products revenue decreased by $227,000, or 41%, as compared to the same period of the prior fiscal year, primarily related to sales of legacy specialty products during the third quarter of fiscal 2020, which contracts did not repeat in the third quarter of fiscal 2021.

Nine months ended March 31, 2021
Our revenue increased by approximately $4.3 million for the first nine months of fiscal 2021, as compared to the same period of the prior fiscal year, primarily driven increases in both PMO and infrared product sales.

Revenue generated by the PMO product group during the first nine months of fiscal 2021 was $12.9 million, an increase of approximately $2.2 million, or 20%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily attributed to increased sales to customers in the telecommunications market related to 5G infrastructure equipment, as well as to customers in the commercial and defense markets. Sales through catalog and distribution channels also increased, which were down at the beginning of fiscal 2021 due to the impact of COVID-19 on colleges and universities. Sales of PMO units increased by 31%, as compared to the same period of the prior fiscal year, however, average selling prices decreased 8%, due to the significant increase in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products increased by approximately 46% for the first nine months of fiscal 2021, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the first nine months of fiscal 2021 was $16.0 million, an increase of approximately $2.7 million, or 21%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily attributed to an increase in sales of both molded and diamond-turned infrared products to customers in the industrial market. During the first nine months of fiscal 2021, sales of infrared units increased by 95%, as compared to the prior year period, and average selling prices decreased 38%. The increase in units and decrease in average selling prices are driven by an increase in sales of molded infrared products, including products made with our new BD6 material, which are higher in volume and lower in prices than diamond-turned infrared products. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. More recently, we have seen an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the first nine months of fiscal 2021, our specialty products revenue decreased by $658,000, or 35%, as compared to the same period of the prior fiscal year, due to NRE project revenue as well as sales of certain legacy specialty products in the first nine months of fiscal 2020 not recurring in the first nine months of fiscal 2021.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net income (loss) to EBITDA for the three and nine months ended March 31, 2021 and 2020:

	(unaudited)
	Three Months Ended March 31		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(222,564)	$816,017	$(272,041)	$209,977
Depreciation and amortization	917,308	827,095	2,608,472	2,587,315
Income tax provision	307,834	203,369	983,586	673,556
Interest expense	52,795	85,464	166,491	273,262
EBITDA	$1,055,373	$1,931,945	$3,486,508	$3,744,110
% of revenue	10%	22%	12%	14%

Our EBITDA for the three months ended March 31, 2021 was approximately $1.1 million, compared to $1.9 million for the same period of the prior fiscal year. The decrease in EBITDA in the third quarter of fiscal 2021 was primarily attributable to increased SG&A costs, including approximately $280,000 of expenses incurred related to certain director and personnel matters that occurred during the period as discussed above, as well as increased new product development costs.

Our EBITDA for the nine months ended March 31, 2021 was approximately $3.5 million, compared to $3.7 million for the same period of the prior fiscal year. The decrease in EBITDA in the first nine months of fiscal 2021 is primarily attributable to increased SG&A costs, including approximately $680,000 of expenses incurred related to certain officer, director, and personnel matters that occurred during the period as discussed above, and increased new product development costs. These increased costs were partially offset by a favorable difference of approximately $325,000 in foreign exchange gains and losses.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2.1
Second Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2021, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: May 6, 2021	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Donald O. Retreage, Jr.
Donald O. Retreage, Jr.
Chief Financial Officer