Form 10-K
period 2021-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2021-09-13
CIK 889971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Common Stock on The NASDAQ Capital Market) was approximately $76,925,641 as of December 31, 2020.

As of September 7, 2021, the number of shares of the registrant’s Class A Common Stock outstanding was 26,994,534.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Fiscal 2022 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

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

Industry

We and our customers support a wide range of industries, including automotive, telecommunications, defense, medical, bio-technology, industrial, consumer goods and more. A commonality among these industries is the use of photonics as an enabling technology in their products.

Over the last ten years we have witnessed a pivotal shift in the adoption of photonics in new applications. In the early days of the photonics industry the technology was a specialty, which was both expensive and required highly specialized technical knowledge, leading to low adoption of the technology into industries other than defense and high-end medical applications. Starting with the commercialization of fiber optic communication, and further driven by significant cost reduction in key technologies such as sensors and lasers, the adoption of the technology into more industries and applications began rapidly growing.  According to the National Academy of Sciences Report: Optics & Photonics: Essential Technologies for our Nation, the value of light-enabled products and services is estimated to be between $7 trillion and $10 trillion annually, representing 11% of the world’s economy.

With the accelerated rate of adoption and highly diversified industries and applications utilizing an expanding array of photonics technologies, comes a change in both the needs of the customers and the supply chain, to support those needs.  In the past, we and other component suppliers mostly served customers that specialized in photonics.  The needs of the large OEMs were focused on relying on component companies as their supply chain for optical parts and minor fabrication and assemblies.  Accordingly, the supply chain was fragmented and consisted of a large number of small companies, often with specific specialties in the fabrication process. OEMs typically produced their own designs and relied on the supply chain to fulfill their needs absent any product planning or collaboration.

As the industry has evolved and sensory, visualization and imaging capabilities have become differentiators, if not a necessity for an expanding array of products in myriad industries, the specialized requirements of customers are no longer being adequately addressed. With the wider adaptation of the technology, and with customers that now possess different expertise in different technologies, the needs are different, such is often the case with a mature supply chain. In our case, the change translates to now serving OEM customers for whom photonics is one of several technologies they embed into their product. That is, a limited number of OEMs have been transitioning from relying on a distributed supply chain that would provide all components for the bill of materials (“BOM”) to a highly diversified and fragmented global customer base in which the optical parts of their system are only a part of multiple technologies integrated together. As a result, the expanding market of original equipment and end market manufacturers are increasingly requiring an ecosystem around them to support their needs for domain knowledge, design, assembly and supply of their optical needs. We refer to this ecosystem as optical engineered solutions.  We are uniquely positioned to serve as a single, global solutions provider with leading engineering and manufacturing capabilities. This has led to the development of a new strategy and organizational alignment, discussed below, which we have begun to implement in recent months, with significant initial success, including a return to double digit annual revenue growth, multiple new product designs and key multinational customer contract wins.

Growth Strategy

Historically, we operated with a focus on optical component manufacturing, and specifically on our leadership position as a precision molded lens manufacturer for visual light applications. While still positioned as a component provider, we expanded our addressable market with the acquisition of ISP, a manufacturer of infrared optical components, in December 2016.  Collectively, our operations lacked synergies, maintained a high cost structure, and lacked a defined path for capitalizing on the industry’s evolution and growth opportunities.

In March of 2020, our Board of Directors (our “Board”) recruited Mr. Sam Rubin, an industry veteran with a proven track record for delivering high growth through organic and inorganic means, to assume the role of Chief Executive Officer and to develop and implement a new strategy going forward.  In the fall of 2020, Mr. Rubin led our Board and the leadership team in collaborative discussions with the purpose of defining a new comprehensive strategy for our business. The collaborative strategic planning process included leaders from across the organization, detailed dialogs with customers, vendors and partners, and an in-depth analysis of the environment we are in, changes and trends in and around the use of photonics, and an analysis of our capabilities, strengths and weaknesses. Throughout the process, we focused on developing a strategy that creates a unique and long-lasting value to our customers, and utilizes our unique capabilities and differentiators, both existing capabilities and differentiators, as well as new capabilities we acquire and develop organically.

Understanding the shifts that are happening in the marketplace, and the changes that come when a technology like photonics moves from being a specialty, to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and become their partner for the optical engine of their system. In our view, as the use of photonics evolves, so do the needs evolve. The industry is transforming from a fragmented industry with many component manufacturers into a solution focused industry, with the potential for partnerships for solution development and production.  We believe such a partnership starts with us, as the supplier. We have in-house domain expertise in photonics, knowledge and experience in the most advanced technologies and the necessary manufacturing techniques. We can then further develop these partnerships by working closely with the customer throughout their design process, designing an optical solution that is tailored to their needs, often times using unique technologies we own, and supplying the customer with the corresponding complete optical subsystem to be integrated into their product.  Such an approach builds on our unique, value-added technologies that we both currently own, such as optical molding, fabrication, and system design along with other technologies we may acquire or develop in the future to create tailored solutions for our customers, which often are based on proprietary manufacturing technologies.

Providing the domain expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, without needing to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we partner with our customers on a long-term basis, create value to our customers, and capture that value through the long-term supply relationships we develop.

Organizational Alignment

Along with the development of a new strategic direction, we are focused on the execution of this strategic plan.  First, we aligned the organization to the strategic plan. Such alignment has been ongoing in all levels of the organization, starting at the leadership level through the creation of the role of Vice President of Operations through the hiring of Peter Grief, and the hiring of a new Chief Financial Officer, Albert Miranda, upon the retirement of our former officer. We also appointed a new director to our Board, S. Eric Creviston, who has extensive experience with wireless and mobile technology and the semiconductor industry. We believe that the addition of our new Vice President of Operations, an expert at building and scaling manufacturing operations, and our new Chief Financial Officer with strong experience in financial management and mergers and acquisitions in the optical industry, will allow us to now focus on building a strong foundation that is aligned to our strategic plan, and create an operation that will be ready to take on significant growth, both organic and inorganic.

To execute our new strategic plan, we also need, among other things, a strong manufacturing organization, as well as a technical organization that provides the domain expertise in photonics, from the design of an optical engineered solution tailored for the customer’s needs, through the manufacturing, assembly and testing of such a sub-system. Given the fast pace of advancements in photonics technologies, achieving a sustainable advantage will also depend on having unique capabilities and technologies that allow our team to design and deliver the best tailored solutions.  To support those goals, we began a few different organization-wide efforts, starting from standardizing and optimizing our processes and systems, through alignment of organizational structure, such as separating what used to be one combined engineering group into the engineering functions that are part of operations, and a new product development group that focuses on developing capabilities and technologies that allow us to design and deliver better solutions. By having a small, focused new product development group, we are able to develop unique technologies that allow us to design solutions that we believe are better than what is otherwise available. Such unique technologies include developing tailored and optimized optical coatings, and advanced fabrication techniques such as freeform optical components, custom materials not available elsewhere, and cutting edge optical design capabilities.

In the longer term, we have identified capabilities and technologies that could be important differentiators, including, for example, optical detectors and active optical components such as lasers, motion systems, and more. The collection of many such unique technologies is what will allow us to differentiate our optical solution, and provide the customer with a product that is tailored exactly to their needs.

In addition to all of the organizational alignment initiatives we are implementing, we have also had a leadership transition and operational enhancements at our Chinese subsidiaries. As discussed in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we terminated certain of our management employees at our Chinese subsidiaries, LPOIZ and LPOI, and transitioned to new management personnel. These events adversely impacted domestic sales in China, but we expect these impacts to lessen in the first half of fiscal 2022.

Technologies

We believe that to be the preferred partner for the photonics needs of our customers, domain expertise in photonics is the key element. Optics and photonics require multidisciplinary skills, including physics, mechanical engineering, material sciences, electrical engineering, chemistry, among others. This is part of what makes using photonics so complicated, and at the same time part of what we see as the opportunity. Knowing what can and cannot be produced, designing the architecture and detailed design of the optical system, including electrical and mechanical interfaces, choosing and executing the best manufacturing technology, and delivering both the engineering prototypes that are needed, as well as long-term producing a high volume of goods, are all part of the domain expertise required. Additionally, to design the best solution for a customer, we not only need to know what can be produced and how to design it, we also must have unique capabilities that differentiate our solutions and allow us to design and produce a better solution that is more profitable than what may otherwise be available.

Along those lines, we continue to focus on developing new, innovative capabilities and technologies in all of our engineering and manufacturing groups, including systems design and testing, optical fabrication of components, material production, optical coatings, and electro mechanical design and production.

Among the manufacturing technologies we own are:

●
High precision molded lenses. Historically, precision molding of lenses is the key technology we built upon. Precision molding of optics is a unique technology that is well suited for both high volume production of optical components, as well as production of optics with unique shapes, which otherwise would require a very lengthy and complex process, to individually polish each lens to shape. Precision molded optics, or PMOs, is a technology we continuously invest in, pushing the envelope further on what materials can be molded and the shapes and sizes of the optics we can mold. Although there are several other competitors that can mold optical elements, we have an established leadership position in this area, as the original developer of the technology, and we believe we are the preferred vendor for the most complex, high-end projects of many of our customers. Some recent advancements we have made in precision molded optics include molding of non-symmetric shapes such as freeform optical components, and qualifying new materials for availability as moldable materials.
●
Traditional polishing, and diamond turned optics. Through the acquisition of ISP in fiscal 2017, we added to our capabilities a wide range of traditional fabrication processes. These include CNC grinding and polishing of optical elements, traditional grind and polishing of lenses, and diamond turning of infrared materials
●
Materials. Materials play an important role in providing design flexibility and allow tradeoffs between optical performance, weight, and performance in varying conditions. Traditionally, infrared applications have only a small number of materials, all of which are crystal based. However, the introduction of synthetic Chalcogenide glass in recent years, which allows for synthesizing of different materials, has created a larger library of materials to design with. We produce four materials: BD6, our flagship Chalcogenide glass; (ii) BD2 which we have been producing for over 15 years; (iii) NaCl and (iv) KBr crystals. We believe that having a larger selection of optical materials will provide us more tools to design better solutions than exists with current materials, and we plan to continue to invest in our materials development. In addition, through a grant from Space Florida foundation and Israel’s ministry of science, we plan to qualify our Chalcogenide glass for space applications and in particular thermal imaging from space, which is a fast-growing application
●
Optical coatings. Thin film coatings are designed to reduce losses and protect the optical material, which are a key part of any optical system. Through our recent investments, we have the ability to coat lenses in all of our facilities, providing efficient, high quality antireflective coatings, as well as reflective and protective coatings. Our coating facilities employ both physical vapor deposition techniques as well as chemical vapor deposition techniques. In addition to our library of dozens of standard coatings, our coating engineers often design coatings specific for an application, optimizing the performance of the system for a specific customer use. One of our most known advanced coatings is DLC, or Diamond Like Carbon, which provides materials such as chalcogenide glass significant environmental protection. This coating is currently available only at a small number of vendors, and is an example of a capability that provides us the ability to design better optical solutions.
●
Assembly and testing. In recent years we have invested significantly in capabilities for sub-system level assemblies and testing in two of our facilities. Even more recently, we have added capabilities of active alignment, and extended testing including environmental testing, to support our growing business of optical assemblies and engineered solutions. We expect to continue to invest in this area as activity grows, and in particular in volume manufacturing and testing of assemblies.

New Product Development

In connection with our new strategic direction, to leverage our subject matter expertise and provide customers with the optical sub-system to integrate into their product, our development efforts during fiscal 2021 also shifted to focus on developing products, technologies and capabilities that allow us to provide better solutions, using the most fit technology for each customer and with alignment to customer product lifecycle. This includes developing unique materials, processing techniques, optical coating offerings and more, which allow us to design a better optical system for a customer than it could obtain elsewhere or through its in-house/captive capabilities. Examples of such development efforts include new and unique optical coatings, advanced materials that provide more flexibility in design, qualifying our materials and processes for specific environments such as our recently announced project to develop thermal imaging optics for use in space, and more. Where possible we apply for patents for the technology we develop, though in many cases the protection a patent offers is diminished by the need to disclose in detail the processes, and so we apply for patents only in cases when we believe the patent is enforceable and does not compromise our trade secrets and intellectual properties developed over three decades.

We incurred expenditures for new product development during fiscal 2021 and 2020 of approximately $2.2 million and $1.7 million, respectively.

In some cases our product and technology development is supported through billing of engineering services, such as non-recurring engineering (“NRE”) fees. In other cases we receive external funding, such as our recently announced funding from the Space Florida Foundation. In some cases, our efforts are self-funded.

As part of our product development and research and development efforts, we have over 50 employees with engineering and related advanced degrees located in our facilities throughout the world. Our facilities in Orlando, Florida and Zhenjiang, China are located in or near industrial technology campuses with substantial access to optical industry constituencies, including a major university. This enables us and our staff to remain on the cutting edge of industry design trends and to enter into collaborative engagements.

Product Groups and Markets

Overview

Our business is organized into three product groups: PMOs, infrared products and specialty products. These product groups are supported by our major product capabilities: molded optics, thermal imaging optics, and custom designed optics.

Our PMO product group consists of visible precision molded optics with varying applications. Our infrared product group is comprised of infrared optics, both molded and diamond-turned, and thermal imaging assemblies. This product group also includes both conventional and CNC ground and polished lenses. Between these two product groups, we have the capability to manufacture lenses from very small (with diameters of sub-millimeter) to over 300 millimeters, and with focal lengths from approximately 0.4 millimeters to over 2000 millimeters. In addition, both product groups offer both catalog and custom designed optics.

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

Infrared Product Group. Our infrared product group is comprised of both molded and turned infrared lenses and assemblies using a variety of infrared glass materials. Advances in chalcogenide materials have enabled compression molding for mid-wave, or MWIR, and long-wave, or LWIR, optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

Specialty Product Group. We offer a group of custom specialty optics products and assemblies that take advantage of our unique technologies and capabilities. These products include custom optical designs, mounted lenses, optical assemblies, and collimator assemblies. Collimator assemblies for applications involving light detection and ranging, or LIDAR, technology for advanced driver assistance systems and autonomous vehicles, such as forklifts and other automated warehouse equipment. This continues to be an emerging market with long-term growth potential for us. We also expect growth from medical programs and commercial optical sub-assemblies.

We design, build, and sell optical assemblies into markets for test and measurement, medical devices, military, industrial, and communications based on our proprietary technologies. Many of our optical assemblies consist of several products that we manufacture.

In connection with our new strategic direction and the expanding portfolio of products and services, we are evaluating the ways in which we may optimize the financial reporting of our product groups.

Sales and Marketing

Marketing. Extensive product diversity and varying levels of product maturity characterize the optics industry. Product verticals range from consumer (e.g., cameras, cell phones, gaming, and copiers) to industrial (e.g., lasers, data storage, and infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, and lens systems) to products incorporating lens components (e.g., 3D printing, machine vision, LIDAR, robotics and semiconductor production equipment) and communications. As a result, we market our products across a wide variety of customer groups, including laser systems manufacturers, laser OEMs, infrared-imaging systems vendors, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical instrumentation manufacturers and industrial measurement equipment manufacturers, government defense agencies, and research institutions worldwide. Our marketing efforts include a global unification of our messaging with the use of online advertising, branding activities that utilize social media, our website and considerable direct marketing activities. As our focus shifts from the sale of components and standard products to being the partner for customized solutions, so do our marketing activities shift from a focus on technical aspects of the components to a focus on best practice use cases, the overall outcome from our solutions and user benefit. Our market messaging will look to inspire interest and engagement.

Sales Model & Structure. To align the organization to better serve our new solution strategy and for  accountability of our key corporate objectives, we have made a number of organizational changes designed to ensure customer satisfaction and operational efficiency. First, our organizational structure, with the creation of a product management function, now enables the close coordination of supply with demand to help us leverage the expanded capabilities of our offerings and coordinate the development efforts of our broad portfolio of products. Second, in June 2020, we hired a Vice President of Global Sales and Marketing who is transitioning the organization business unit approach to a unified global direct sales team that is standardized on a problem solving, needs analysis sales process. In the fall of 2020, our direct sales team went through Sandler Training to shift their mindset, empower action and improve communication techniques. Then, in January 2021, we realigned the sales structure to also include a global business development function that is responsible for identifying and developing new customers, new market opportunities and association networking to evangelize the brand. In August 2021, we added technical program managers to better support the transition of our customized customer programs from prototype engineering to full scale manufacturing.

Trade Shows. We display our standard products, new innovation offerings and our overall portfolio of capabilities at a number of trade shows each year throughout North America, Europe and Asia. As a result of COVID-19, most of these trade shows were either cancelled or modified into virtual online exchanges. In 2021, we participated in several “virtual shows” including Society of Photographic Instrumentation Engineers Defense and Commercial Sensing and EPIC Photonics+. In August 2021, we participated in our first “in-person” event of 2021 as part of AUVSI XPONENTIAL held in Atlanta, Georgia that focused on the emerging technologies supporting autonomous vehicles, drome and robotics. In September 2021, we will exhibit “in-person” at the China International Optoelectronic Expo (“CIOE”) in Shenzhen.  This engagement strategy underscores our directive of broadening our base of customers for solutions and involvement with emerging markets. These trade shows, even when virtual, which we anticipate will be the norm for the remainder of 2021, provide us an opportunity to further expand our brand, network to enhance business relationships, and gain valuable insight with technology trends in addition to target industry direction.

Competition

Engineered Solutions

The market for non-captive optical engineered solutions is emerging. As companies such as LightPath begin transitioning their offering from components to engineered solutions, we compete on several fronts:

●
Engineered solutions companies. While there are not many, companies such as Excelitas Technologies Corp. and Jenoptik AG offer optical engineered solutions to the market, with a specific focus on solutions in visible and ultraviolet light bands, and with a vertical industry focus, such as life sciences and semiconductor systems.
●
Engineering firms. Though less popular, in some cases customers prefer to work with engineering firms that provide design services, which then the customer productes or sub-contracts to third-party component manufacturers. Example of such companies are Lighthouse Imaging, LLC, Optikos Corporation, and Photon Engineering, LLC.
●
In-house or captive design. The most common approach today is for customers to design the optical system internally by the OEM. This requires customers to have expertise in optical system and component design capabilities, along with knowledge of the most advanced available technologies, however limited the scope of their capabilities or the profitability of their solutions may be.

Our key differentiator is our unique technologies that allow us to design better solutions.

PMO Product Group. Our PMO products compete with conventional lenses and optical components manufactured from companies such as Asia Optical Co., Inc., Anteryon BV, Rochester Precision Optics, and Sunny Optical Technology (Group) Company Limited. Aspheric lens system manufacturers include Panasonic Corporation, Alps Electric Co., Ltd., Hoya Corporation, as well as other competitors from China and Taiwan, such as E-Pin Optical Industry Co., Ltd., and Kinik Company.

Our aspheric lenses compete with lens systems comprised of multiple conventional lenses. Machined aspheric lenses compete with our molded glass aspheric lenses. The use of aspheric surfaces provides the optical designer with a powerful tool in correcting spherical aberrations and enhancing performance in state-of-the-art optical products. However, we believe that our optical design expertise and our flexibility in providing custom high-performance optical components at a low price are key competitive advantages for us over these competitors. An additional competitive advantage is our ability to switch production between different facilities in different continents. We do not depend on one facility and are able to move production in and out of China, which creates significant value by guaranteeing continuity of supply chain and adjusting to customers’ geographical preferences.

Plastic molded aspheres and hybrid plastic/glass aspheric optics, on the other hand, allow for high volume production, but primarily are limited to low-cost consumer products that do not place a high demand on performance (such as plastic lenses in disposable or mobile phone cameras). Molded plastic aspheres appear in products that stress cost or weight as their measure of success over performance and durability. Our low-cost structure allows us to compete with these lenses based on higher performance and durability from our glass lenses at only a small premium in price. We do not compete in the market for plastic lenses unless a glass substitution presents a viable alternative.

Infrared Product Group. Our infrared optical components compete with optical products produced by Janos Technology LLC, Ophir Optronics Solutions Ltd. (a subsidiary of MKS Instruments, Inc.), Clear Align, II-VI, Inc. and a variety of Eastern European and Asian manufacturers. Infrared optical components can be produced using several techniques. Historically, infrared optical components were produced only using traditional fabrication technologies, which later changed when diamond turning was introduced (a form of advanced CNC for optical materials), and most recently, with the adoption of synthetic chalcogenide glass, we began to precision mold infrared optical components, by leveraging our years of leadership and expertise in precision molding.  Being synthetically produced, chalcogenide glass, such as our proprietary BD6 material, have an inherently lower cost than crystalline materials such as Germanium. Additionally, glass such as our BD6 material provides further advantages, including a-thermal behavior, lower weight, and ability to produce high-volumes through precision molding, something traditional infrared materials cannot achieve, due to their crystal structure. In addition to molding lenses directly into finished form, we also developed and patented a process to mold large optical elements into near net shape, which offers a significant cost savings for components that cannot be produced directly from molding. All of this is related in part to our choice to vertically integrate, and produce our own chalcogenide glass, positioning us to create more technical advantages for our customers, by leveraging and optimizing our glass manufacturing to produce unique materials and better overall system performance.

We believe that the market shift towards the use of synthetic materials in infrared products represents a significant opportunity for us, and we continue to invest in further pushing the limits of both molding of infrared components, as well as the glass manufacturing technology and products. We believe this process will create significant differentiators and value in this industry segment, and will further change the dynamics of this industry segment.

Our molded infrared optics competes with products manufactured by Umicore N.V. (“Umicore”), Rochester Precision Optics, and a number of Asian and European manufacturers. We believe that leadership in glass molding technologies, our vertical integration by producing our own glass, and our continued investment in technology development in this area, coupled with our diverse manufacturing flexibility, and our manufacturing facilities located in Asia, Europe and North America are key advantages over the products manufactured by these competitors.

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

Our Orlando Facility and LPOIZ’s Zhenjiang Facility feature areas for each step of the manufacturing process, including coating work areas, diamond turning, preform manufacturing and a clean room for precision glass molding and integrated assembly. The Orlando and Zhenjiang Facilities include new product development laboratories and space that includes development and metrology equipment. The Orlando and Zhenjiang Facilities have anti-reflective and infrared coating equipment to coat our lenses in-house. ISP Latvia’s Riga Facility includes fully vertically integrated manufacturing processes to produce high precision infrared lenses and infrared lens assemblies, including crystal growth, CNC grinding, conventional polishing, diamond turning, assemblies and state of the art metrology. During fiscal 2021, we began adding infrared coating capabilities in the Riga Facility as well.

We are routinely adding additional production equipment at our Orlando, Zhenjiang and Riga Facilities. In fiscal 2021, we added additional space in our Riga Facility, and also executed a lease agreement for additional space at our Orlando Facility, which we expect to occupy by late fiscal 2022. In addition to adding additional equipment or space at our manufacturing facilities, we add additional work shifts, as needed, to increase capacity and meet forecasted demand. We intend to monitor the capacity at our facilities, and will increase such space as needed. We believe our facilities and planned expansions are adequate to accommodate our needs over the next year.

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

ISP Latvia’s Riga Facility consists of crystal growth, grinding, polishing, diamond turning, quality control departments and a mechanical shop to provide the departments with the necessary tooling. The crystal growth department is equipped with multiple furnaces to grow water soluble crystals. The grind and polish department has modern CNC equipment, lens centering and conventional equipment to perform spindle, double sided and continuous polishing operations. The diamond turning department has numerous diamond turning machines accompanied with the latest metrology tools. During fiscal 2021, we began adding infrared coating capabilities at the Riga Facility. The quality control department contains numerous inspection stations with various equipment to perform optical testing of finished optics.

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

We are aggressively pursuing patents for new products that provide new features, capabilities or other advantages to our customers. Over the past two years, we have been granted two new patents. We also have three remaining patents that relate to the fusing of certain of our lenses that are part of our specialty products group. These patents expire at various times through 2023. Since January 2021, we have also submitted three new disclosures of invention.

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

Concentration of Customer Risk

In fiscal 2021, we had sales to three customers that comprised an aggregate of approximately 38% of our annual revenue with one customer at 18% of our sales, another customer at 10% of our sales, and the third customer at 10% of our sales. In fiscal 2020, we had sales to three customers that comprised an aggregate of approximately 31% of our annual revenue with one customer at 15% of our sales, another customer at 10% of our sales, and the third customer at 6% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues and profits. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal 2021, 68% of our net revenue was derived from sales outside of the U.S., with 95% of our foreign sales derived from customers in Europe and Asia. In fiscal 2020, 66% of our net revenue was derived from sales outside of the U.S., with 96% of our foreign sales derived from customers in Europe and Asia.

Employees

As of June 30, 2021, we had 361 employees, of which 353 were full-time equivalent employees, with 122 in the U.S., including 119 located in Orlando, Florida and 3 working remotely from various locations, 101 located in Riga, Latvia, and 138 located in Jiading and Zhenjiang, China. Of our 353 full-time equivalent employees, we have 28 employees engaged in management, administrative, and clerical functions, 35 employees in new product development, 13 employees in sales and marketing, and 277 employees in production and quality control functions. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal 2022. We have used and will continue utilizing part-time help, including interns, temporary employment agencies, and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time. Our employees working in China are represented by a labor union.

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

Risks Related to Our Business and Financial Results

Our business, results of operations, financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19. Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent global outbreak of COVID-19. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 as a pandemic. The COVID-19 pandemic resulted in governments around the world implementing measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. These restrictions significantly impacted economic conditions in the U.S. in 2020 and continued into 2021. Beginning in the spring of 2021, we have seen some restrictions lift as vaccines have become more available.

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

We have a history of losses. We reported a net loss of $3.2 million for fiscal 2021, and although we reported net income of $0.9 million for fiscal 2020, we incurred a net loss of $2.7 million for fiscal 2019. Prior to fiscal 2019, we reported net income of $1.1 million and $7.7 million for fiscal 2018 and 2017, respectively, but we have a history of losses prior to fiscal 2016. As of June 30, 2021, we had an accumulated deficit of approximately $200.2 million. We may incur losses in the future if we do not achieve sufficient revenue to maintain profitability, or if we continue to incur unusual costs. We expect revenue to grow by generating additional sales through promotion of our infrared products and continued cost reduction efforts across all product groups, but we cannot guarantee such improvement or growth.

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

We are dependent on a few key customers, and the loss of any key customer could cause a significant decline in our revenues.  In fiscal 2021, we had sales to three customers that comprised an aggregate of approximately 38% of our annual revenue, with one customer at 18% of our sales, another customer at 10% of our sales, and the third customer at 10% of our sales. We believe the third customer has lost a significant bid that could affect our sales in the next two quarters. In fiscal 2020, we had sales to three customers that comprised an aggregate of approximately 31% of our annual revenue with one customer at 15% of our sales, another customer at 10% of our sales, and the third customer at 6% of our sales. Our current strategy of providing the domain expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, without needing to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we partner with our customers on a long term basis, create value to our customers, and capture that value through the long-term supply relationships we develop. However the loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

We may be affected by political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers. In fiscal 2021, 68% of our net revenue was derived from sales outside of the U.S., with 95% of our foreign sales derived from customers in Europe and Asia. In fiscal 2020, 66% of our net revenue was derived from sales outside of the U.S., with 96% of our foreign sales derived from customers in Europe and Asia. Our international sales will be limited, and may even decline, if we cannot establish relationships with new international distributors, maintain relationships with our existing international distributions, maintain and expand our foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to the following risks, among others:

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

If the custodians or authorized users of our controlling non-tangible assets, including corporate chops and seals of our Chinese subsidiaries, fail to fulfill their responsibilities or misappropriate or misuse those assets, our business and operations could be materially and adversely affected. In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Under law of the People’s Republic of China, legal documents for corporate transactions, including contracts and leases that our business relies upon, are executed using “corporate chops,” which are instruments that contain either the official seal of the signing entity or the signature of a legal representative whose designation is registered and filed with the State Administration for Industry and Commerce, or SAIC.

Our Chinese subsidiaries, LPOI and LPOIZ, generally execute legal documents with corporate chops. One or more of our corporate chops may be used to, among other things, execute commercial sales or purchase contracts, procurement contracts and office leases, open bank accounts, issue checks and to issue invoices. We have controls in place over access to and use of the chops.  However, we cannot assure you that unauthorized access to or use of those chops can be prevented. Our designated employees who hold the corporate chops could abuse their authority by, for example, binding us to contracts against our interests or intentions, which could result in economic harm, disruption or our operations or other damages to them as a result of any contractual obligations, or resulting disputes, that might arise. If the party contracting with us asserted that we did not act in good faith under such circumstances, then we could incur costs to nullify such contracts. Such corporate or legal action could involve significant time and resources, while distracting management from our operations. In addition, we may not be able to recover corporate assets that are sold or transferred out of our control in the event of such a misappropriation if a transferee relies on the apparent authority of the representative and acts in good faith.

If a designated employee uses a chop in an effort to obtain control over one or more of our Chinese subsidiaries, we would need to take legal action to seek the return of the applicable chop(s), apply for a new chop(s) with the relevant authorities, or otherwise seek legal redress for the violation of their duties. During any period where we lose effective control of the corporate activities of one or more of our Chinese subsidiaries as a result of such misuse or misappropriation, the business activities of the affected entity could be disrupted and we could lose the economic benefits of that aspect of our business. To the extent those chops are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and the operations of those entities could be significantly and adversely impacted.

International tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. In recent years, the U.S. government took certain actions that led to, and may lead to, further changes to U.S. and international trade policies, including the imposition of tariffs affecting certain products exported by a number of U.S. trading partners, including China. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for us. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.

It remains unclear how tax or trade policies, tariffs, or trade relations may change or evolve under the new U.S. Presidential Administration. Perceived or actual changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce, or discourage purchases of our products by foreign customers, leading to increased costs of products that contain our components, increased costs of manufacturing our products, and higher prices of our products in foreign markets. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

Tariffs had a negative impact on our cost of sales beginning late in fiscal 2019. As a result, we implemented a number of strategies to mitigate the current and, hopefully, future impact of tariffs. These strategies mitigated the impact of tariffs beginning in the second quarter of fiscal 2020 and continued through fiscal 2021. However, given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries in the future, any future impact on our operations and financial results is uncertain and these impacts could be more significant than those we experienced in fiscal 2020. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

Our future growth is partially dependent on our market penetration efforts. Our future growth is partially dependent on our market penetration efforts, which include diversifying our sales and offering to provide complete optical solutions such as assemblies to existing and other markets. While we believe we are able to provide such engineered solutions, we anticipate the need to gain the customer’s trust in providing more than the optical component, a process that can sometimes take months, if not years. Expansion of our product lines and sales into new markets will require significant investment in equipment, facilities, and materials. There can be no assurance that any proposed products will be successfully developed, demonstrate desirable optical performance, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

Because of our limited product offerings, our ability to generate additional revenues may be limited without additional growth. We organized our business based on three product groups: PMOs, infrared products, and specialty products. In fiscal 2021, sales of PMO products represented approximately 41% of our net revenues, sales of infrared products represented approximately 55% of our net revenues, and sales of specialty products represented 4% of our revenues. In the future, we expect growth in both our PMO and infrared product groups. Continued and expanding market acceptance of these products, particularly our BD6-based infrared products, is critical to our future success. There can be no assurance that our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations and financial condition.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. We execute all foreign sales from our U.S.-based facilities and inter-company transactions in U.S. dollars in order to partially mitigate the impact of foreign currency fluctuations. However, a portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, we experience the risks of fluctuating currencies and corresponding exchange rates. In fiscal years 2021 and 2020, we recognized net losses of approximately $1,000 and $214,000 on foreign currency transactions, respectively. Any such fluctuations that result in a less favorable exchange rate could adversely affect a portion of our revenues and expenses, which could negatively impact our results of operations and financial condition.

We also source certain raw materials from outside the U.S. Some of those materials, priced in non-dollar currencies, fluctuate in price due to the value of the U.S. dollar against non-dollar-pegged currencies, especially the Euro and Renminbi. As the dollar strengthens, this increases our margins and helps with our ability to reach positive cash flow and profitability. If the strength of the U.S. dollar decreases, the cost of foreign sourced materials could increase, which would adversely affect our financial condition and results of operations. If the Euro or Renminbi currencies were to trend unfavorably against the U.S. dollar on a long-term basis, then we would seek to rebalance our strategic materials sourcing.

A significant portion of our cash is generated and held outside of the U.S. The risks of maintaining significant cash abroad could adversely affect our cash flows and financial results. During fiscal 2021, greater than 50% of our cash was held abroad. Historically, we generally considered unremitted earnings of our subsidiaries operating outside of the U.S. to be indefinitely reinvested. During fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us. Remaining cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Certain countries, such as China, have monetary laws that limit our ability to utilize cash resources in China for operations in other countries. Before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of its registered capital. Based on retained earnings as of December 31, 2020, the end of the most recent statutory tax year, LPOIZ had approximately $5.6 million available for repatriation and LPOI did not have any earnings available for repatriation. This limitation may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Further, since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we incur operating losses and/or require cash that is held in international accounts for use in our operations based in the U.S., a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business and financial results.

Our business may be materially affected by changes to fiscal and tax policies. Potentially negative or unexpected tax consequences of these policies, or the uncertainty surrounding their potential effects, could adversely affect our results of operations and the price of our Class A common stock. The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was approved by the U.S. Congress on December 20, 2017 and signed into law on December 22, 2017. This legislation made significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “IRC”). Such changes include a reduction in the corporate tax rate from 35% to 21%, limitation on the deductibility of interest expense and performance-based incentive compensation, and implementation of a modified territorial tax system, including a provision that requires companies to include their global intangible low-taxed income and its effect on our U.S. taxable income (effectively, non-U.S. income in excess of a deemed return on tangible assets of non-U.S. corporations), among other changes.

In addition, the TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. Implementation of the TCJA required us to calculate a one-time transition tax on certain foreign earnings and profits (“foreign E&P”) that had not been previously repatriated. During fiscal 2018, we provisionally determined our foreign E&P inclusion, and anticipated that we would not owe any one-time transition tax due to the utilization of U.S. net operating loss (“NOL”) carryforward benefits against these earnings. During fiscal 2019, we completed our analysis of the TCJA, and although we did not owe any one-time transition tax, the deferred tax asset related to our NOL carryforwards decreased by approximately $202,000. This amount is offset by our valuation allowance for a net impact of zero to our income tax provision.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The CARES Act also suspends the limitation on the deduction of NOLs arising in taxable years beginning before January 1, 2021, permits a five-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. During fiscal 2020, as a result of the CARES Act, the Company was able to accelerate the recovery of an income tax receivable related to previously paid alternative minimum tax. The receivable amount of approximately $107,000 as of June 30, 2020 was collected in July 2020. In addition, the Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings of approximately $325,000, accrued as of June 30, 2021 and deferred until at least December 31, 2021. While we may receive further financial, tax, or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent, or impact of any such relief.

Further, our worldwide operations subject us to the jurisdiction of a number of taxing authorities. The income earned in these various jurisdictions is taxed on differing basis, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in or interpretations of tax law and currency/repatriation control could impact the determination of our income tax liabilities for a tax year, which, in turn, could have a materially adverse effect on our financial condition and results of operations. For example, President Biden has proposed various changes to existing U.S. tax laws, including increasing the corporate income tax rate and increasing the income tax rate on certain earnings of foreign subsidiaries, which if enacted could have a material impact on our business, results of operations, financial condition, and cash flows.

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

Business interruptions could adversely affect our business. We manufacture our products at manufacturing facilities located in Orlando, Florida, Riga, Latvia, and Zhenjiang, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando Facility is subject to two leases, one that expires in November 2022 and the other in November 2032. The Riga Facility is subject to two leases, one that expires in December 2022 and the other in December 2025, and the Zhenjiang Facility is subject to three leases that expire in December 2021, April 2022, and June 2022. Our operations are vulnerable to interruption by fire, hurricane winds and rain, earthquakes, electric power loss, telecommunications failure, and other events beyond our control. We do not have detailed disaster recovery plans for our facilities and we do not have a backup facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Our business could suffer as a result of the United Kingdom’s decision to end its membership in the European Union. In January 2020, the United Kingdom and the European Union entered into a withdrawal agreement pursuant to which the United Kingdom formally withdrew from the European Union on January 31, 2020 (generally referred to as “BREXIT”). Following such withdrawal, the United Kingdom entered into a transition period scheduled to end on December 31, 2020. Effective May 1, 2021, the United Kingdom and the European Union struck a bilateral trade and cooperation deal governing the future relationship between the United Kingdom and the European Union. However, there remains uncertainties and risks to our business related to Brexit and the new relationship between the United Kingdom and European Union, which will continue to be developed and defined, as well as any resulting political and economic instability created by Brexit. The political and economic impact of Brexit has caused and may continue to cause significant volatility in global markets as well as greater restrictions on imports and exports between the United Kingdom and European Union countries, a fluctuation in currency exchange rates, and increased regulatory complexities. The impact of the withdrawal of the United Kingdom may adversely affect business activity, political stability, and economic conditions in the United Kingdom, the European Union, and elsewhere. Such developments and their ultimate impact, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the United Kingdom, the Eurozone ,or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, inhibit the growth of the European economy, cause greater volatility in all of the global currencies that we currently use to transact business and impact the stability of the financial markets, availability of credit, political systems or financial institutions, and the financial and monetary system. Such developments could have a material adverse effect on our business, financial position, liquidity and results of operations.

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

We may not be able to protect our intellectual property rights throughout the world. Filing, prosecuting, and defending patents or establishing other intellectual property rights in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. or non-existent. Further, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or misappropriation of our intellectual property rights generally. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or intellectual property rights at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. We believe that we have adequate protections in place with respect to our intellectual property; however, we cannot provide any assurances that such protections will be sufficient in the future. Any infringement or misappropriations of our patents and intellectual property rights would adversely affect our business, results of operations, financial condition, and cash flows.

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

Item 2.    Properties.

Our properties consist primarily of leased office and manufacturing facilities. Our corporate headquarters are located in Orlando, Florida and our manufacturing facilities are primarily located in Zhenjiang, China and Riga, Latvia. We also have a sales, marketing, and administrative office in Shanghai, China. The following schedule presents the approximate square footage of our offices and facilities as of June 30, 2021:

Location	Square Feet	Commitment and Use
Orlando, Florida	65,000	Leased; 4 suites used for corporate headquarters offices, manufacturing, and research and development
Riga, Latvia	29,000	Leased; 3 suites used for administrative offices, manufacturing and crystal growing
Zhenjiang, China	55,000	Leased; 1 building used for manufacturing, and 1 floor of 1 building used for manufacturing
Shanghai, China	1,900	Leased; 1 office suite used for sales, marketing and administrative offices

Our territorial sales personnel maintain an office from their homes to serve their geographical territories.
For additional information regarding our facilities, please see Item 1. Business in this Annual Report on Form 10-K. For additional information regarding leases, see Note 13, Lease Commitments, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

From time to time, we are involved in various legal actions arising in the normal course of business. We currently have no material legal proceeding to which we are a party to or to which our property is subject to and, to the best of our knowledge, no material adverse legal activity is anticipated or threatened.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the Nasdaq Capital Market under the symbol “LPTH”.

Holders

As of August 31, 2021, we estimate there were approximately 199 holders of record and approximately 17,951 street name holders of our Class A common stock.

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

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 has spread throughout world, including the United States, and continues to spread as additional variants emerge. As a result of the COVID-19 pandemic, our employees at our facilities in China, Latvia, and the U.S. were subject to stay-at-home orders during a portion of fiscal 2021, which restrictions have been lifted as of the date of this Annual Report on Form 10-K. In addition to stay-at-home orders, many jurisdictions also implemented socially distancing and other restrictions and measures to slow the spread of COVID-19. These restrictions significantly impacted economic conditions in the U.S. in 2020 and continued into 2021. Beginning in the spring of 2021, we have seen some restrictions lift as vaccines have become more available. Despite these stay-at-home orders and other measures and restrictions implemented in the areas in which we operate, as a critical supplier to both the medical and defense industries, we were deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce was permitted to work from our facilities and our business operations have generally continued to operate as normal. Nonetheless, despite the lifting of these stay-at-home orders, out of concern for our workforce, our U.S.- and Latvia-based non-manufacturing employees have continued to work remotely to some extent. In the case of our manufacturing staff in the United States, China, and Latvia, we have staggered shifts to reduce contact within shifts and between different shifts, where possible, and have minimized interaction and physical proximity between employees working within the same building. To date, we have not seen any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity in fiscal 2022 or beyond.

Effect of Certain Events Occurring at Our Chinese Subsidiaries

In April 2021, we terminated several employees of our China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to our interests, including efforts to misappropriate certain of our proprietary technology, diverting sales to entities owned or controlled by these former employees and other suspected acts of fraud, theft and embezzlement. In connection with such terminations, our China subsidiaries have engaged in certain legal proceedings with the terminated employees.

We have incurred various expenses associated with our investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 during the year ended June 30, 2021. Such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statement of Comprehensive Income (Loss).

We also identified a further potential liability in the amount of $210,000, which we may incur in the future due to the actions of these employees. This amount has been accrued as of June 30, 2021, pending further investigation, and included in “Other Expense, net” in the accompanying Consolidated Statement of Comprehensive Income (Loss).

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period.  After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees' rights to such payment.  However, based on the likelihood that the courts in China will determine that our subsidiaries will ultimately be obligated to pay these amounts, we have accrued for these payments as of June 30, 2021, and such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statement of Comprehensive Income (Loss).

We have transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on their ability to operate. We do not expect any material adverse impact to the business operations of LPOI or LPOIZ as a result of the transition.

We expect to incur additional legal fees and consulting expenses in future periods as we continue to pursue our legal options and remedies; however, such future fees are expected to be at lower levels than have been incurred to date.

Although we have taken steps to minimize the business impacts from the termination of the local management employees and transition to new management personnel, we experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month period ended June 30, 2021, which we anticipate may continue for the next one to two quarters. We have not experienced, nor do we anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to LightPath for LightPath's customers.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2021 compared to the Fiscal Year Ended June 30, 2020:

Revenues:
Revenue for fiscal 2021 was approximately $38.5 million, an increase of 10%, as compared to $35.0 million in fiscal 2020. Revenue generated by infrared products was approximately $21.0 million in fiscal 2021, an increase of 16%, as compared to the prior fiscal year. The increase in revenue is attributed to increases in sales of both molded and diamond-turned infrared products to customers in the industrial market, including a key customer with an annual supply agreement, which agreement was renewed for a higher dollar value during fiscal 2021. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. More recently, we have seen an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

Revenue generated by PMO products was approximately $15.9 million for fiscal 2021, an increase of 8%, as compared to the prior fiscal year. The increase in revenue is primarily attributed to a significant increase in sales through catalog and distribution channels, which were negatively impacted during the second half of fiscal 2020 due to the impact of COVID-19 on colleges and universities. This increase was partially offset by a decrease in sales to customers in the telecommunications market, for which orders began to slow down in the second half of fiscal 2021. We believe this slowdown to be temporary; however, we expect it to continue for at least two more quarters, as customers align their inventory levels to the next phase of their 5G rollout.

Revenue generated by specialty products was approximately $1.6 million in fiscal 2021, a decrease of approximately 29% as compared to fiscal 2020. This decrease is primarily due to NRE project revenue as well as sales of certain legacy specialty products in fiscal 2020 not recurring in fiscal 2021. NRE revenue is project based and the timing of any such projects is wholly dependent on our customers and their project activity.

Cost of Sales and Gross Margin:
Gross margin for fiscal 2021 was approximately $13.4 million, a decrease of 3%, as compared to approximately $13.8 million in fiscal 2020. Total cost of sales was approximately $25.0 million for fiscal 2021, compared to $21.1 million for fiscal 2020, an increase of 18%. Gross margin as a percentage of revenue was 35% for fiscal 2021, compared to 40% for the prior fiscal year. Margins for PMO products have generally been strong, although the decrease in sales for the fourth quarter of fiscal 2021, as compared to the fourth quarter of fiscal 2020, resulted in some inefficiencies due to under-utilized capacity. However, margins for our infrared products have been below our target levels. During fiscal 2021, we began high-volume delivery of several key infrared OEM projects, which orders consisted of products with both our molded as well as diamond turned BD6 material. As is typical of scaling new products into volume production, we experienced a number of technical challenges, both related to the fabrication of the components, as well as some of the value-added activities such as coating and assembly. While such early-stage problems are common, we expect to resolve the issues, improve production yields and elevate the products to their target gross margin levels.

Selling, General and Administrative:
For fiscal 2021, Selling, General and Administrative (“SG&A”) costs were approximately $12.0 million, an increase of approximately $3.0 million, or 34%, as compared to the prior fiscal year. SG&A for fiscal 2021 included the following non-recurring expenses: (i) $1.2 million of expenses associated with the previously described events that occurred at our Chinese subsidiaries, including severance, legal and consulting fees, (ii) approximately $400,000 of additional compensation to our former Chief Executive Officer, as previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020, and (iii) approximately $150,000 of additional stock compensation recorded as certain RSUs vested upon the retirement of two directors. The remaining increase of $1.3 million is due to an increase in recruiting costs associated with the changes to our executive leadership team, as well as an increase in outside consulting services for projects related to operational improvements, and an increase in personnel-related costs associated with filling key positions.

New Product Development:
New product development costs were approximately $2.2 million in fiscal 2021, an increase of approximately 26%, as compared to approximately $1.7 million in the prior fiscal year. This increase was primarily due to the addition of engineering employees and outside services in order to support the demand for optical design.

Other Expense:
Interest expense was approximately $215,000 for fiscal 2021, compared to approximately $339,000 in the prior fiscal year. The decrease in interest expense is due to lower interest rates and a 17% reduction in our total debt, including finance lease obligations, and excluding operating lease liabilities, as of June 30, 2021, as compared to the end of the prior fiscal year.

Other expense, net, was approximately $194,000 in for fiscal 2021, compared to approximately $175,000 for fiscal 2020. Net losses on foreign exchange transactions were lower for fiscal 2021, however fiscal 2021 also includes expenses of $210,000 that we accrued, pending further investigation, related to the previously described events that occurred at our Chinese subsidiaries. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During fiscal 2021, we incurred net foreign currency transaction losses of approximately $1,000, compared to $214,000 for fiscal 2020.

Income Taxes:
During the fiscal 2021, we recorded income tax expense of approximately $934,000, compared to approximately $764,000 in fiscal 2020, primarily related to income taxes from our operations in China. Income taxes for fiscal 2021 and 2020 also included Chinese withholding taxes of $500,000 and $200,000, respectively, associated with intercompany dividends declared by LPOIZ, payable to us as the parent company. While this repatriation transaction resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate.  The remaining income tax provision for fiscal 2021 resulted from an increase in the valuation allowance on our U.S. deferred tax assets. Please refer to Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to each of our tax jurisdictions.

Net Income (Loss):
Net loss for fiscal 2021 was approximately $3.2 million, or $0.12 basic and diluted loss per share, compared to net income of approximately $867,000, or $0.03 basic and diluted earnings per share, for fiscal 2020. The decrease in net income for fiscal 2021, as compared to fiscal 2020, is primarily attributable to a $4.0 million decrease in operating income resulting from lower gross margin, and higher operating expenses, including the aforementioned $2.0 million of SG&A and Other expenses related to expenses incurred in connection with the previously described events that occurred at our Chinese subsidiaries, the payment of additional compensation to our former Chief Executive Officer, and additional stock compensation as a result of the retirement of two of our directors. Non-operating items include a favorable difference in foreign exchange gains and losses of approximately $213,000, and an unfavorable difference of approximately $170,000 in the provision for income taxes.

Weighted-average common stock shares outstanding were 26,314,025 for both basic and diluted in fiscal 2021, compared to 25,853,419 and 27,469,845 basic and diluted, respectively, in fiscal 2020. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock (i) under the 2014 ESPP, (ii) upon the exercises of stock options, and (iii) underlying vested RSUs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for fiscal 2021, as their effects would have been anti-dilutive due to the net loss in that period.

Liquidity and Capital Resources

At June 30, 2021, we had working capital of approximately $12.3 million and total cash and cash equivalents of approximately $6.8 million. Greater than 50% of our total cash and cash equivalents was held by our foreign subsidiaries in China and Latvia. Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal 2021 and 2020, we repatriated approximately $4 million and $2 million, respectively, from LPOIZ. Based on retained earnings as of December 31, 2020, the end of the prior statutory tax year, LPOIZ had an additional $5.6 million available and LPOI did not have any earnings available for repatriation. Based on our previous intent, we had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

Loans payable as of June 30, 2021 consisted of the term loan in the original principal amount of approximately $5.8 million (the “BankUnited Term Loan”) issued in favor of BankUnited, N.A. (“BankUnited”) and an equipment loan with a third party. Details of the loans are as follows:

BankUnited Loans

On February 26, 2019, we entered into the Loan Agreement (the “Loan Agreement”) with BankUnited for the BankUnited Term Loan, a revolving line of credit up to a maximum amount of $2 million (the “BankUnited Revolving Line”), and a non-revolving guidance line of credit up to a maximum amount of $10 million (the “Guidance Line” and together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”). On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”).  On September 9, 2021, we entered into a letter agreement with BankUnited (the “Letter Agreement”). The Letter Agreement: (i) reduces the fixed charge coverage ratio to 1.0 for the quarter ending September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modifies the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the events at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminates the Guidance Line; and (iv) requires approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ending September 30, 2021 and December 31, 2021. The Letter Agreement also granted us a waiver of default arising prior to the Letter Agreement for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we are no longer in default of the Amended Loan Agreement. Finally, in connection with the Letter Agreement, we paid BankUnited a fee equal to $10,000.

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

BankUnited Revolving Line

Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable.   Pursuant to the Letter Agreement, advances from the BankUnited Revolving Line will require specific lender approval, which will not be granted in the absence of compliance with all applicable covenants, as amended.  The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month.  There were no amounts outstanding under the BankUnited Revolving Line as of June 30, 2021.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to our previous lender for financing related to the acquisition of ISP, and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 22, 2022. Management expects the BankUnited Revolving Line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of June 30, 2021, the applicable interest rate was 2.84% and the outstanding balance on the BankUnited Term Loan was approximately $4.5 million.

Guidance Line

Prior to the Letter Agreement, the Amended Loan Agreement provided that BankUnited, in its sole discretion,  could make loan advances to us under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds could have been used for capital expenditures and approved business acquisitions. Such advances were required to be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and would have been limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line could not be re-borrowed. The advances under the Guidance Line would bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments would be due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments would become payable, amortized based on a ten-year term. There were no amounts outstanding under the Guidance Line at June 30, 2021.  The Guidance Line was terminated after the end of fiscal 2021 in accordance with the Letter Agreement.

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to certain financial covenants.  Generally, we must maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00.   The Letter Agreement granted us a waiver of default arising prior to the Letter Agreement from our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we are no longer in default of the Amended Loan Agreement.  As of June 30, 2021, we were in compliance with all other covenants.

Equipment Loan

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “Equipment Loan”), which party is also a significant customer. The Equipment Loan is subordinate to the BankUnited Loans and is collateralized by certain equipment. The initial advance under the Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $275,000) is expected to be drawn when the final payment is due to the vendor for the equipment.

For additional information regarding the BankUnited Loans and the Equipment Loan, see Note 17, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

We believe we have adequate financial resources to sustain our current operations in the coming year.  We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed.  We anticipate sales growth in future years, primarily from the engineered solutions we plan to focus on.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan and Equipment Loan. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Operating:
Cash flow provided by operations was approximately $4.7 million for fiscal 2021, compared to approximately $3.7 million for fiscal 2020. The increase in cash flow from operations is primarily due to improved receivables and inventory management, despite the increase in sales compared to the prior fiscal year. In addition, accounts payable and accrued liabilities increased in fiscal 2021, as compared to fiscal 2020, primarily due to the previously described events that occurred at our Chinese subsidiaries, for which certain expenses have been incurred but not yet paid.

We anticipate continued improvement in our cash flows provided by operations in future years, as we continue to focus on managing our receivables, payables and inventory, while continuing to grow our sales and improve gross margins, with moderate increases in general, administrative, sales and marketing and new product development costs.

Cash Flows – Investing:
During fiscal 2021, we expended approximately $3.2 million for capital equipment, as compared to approximately $2.4 million during fiscal 2020. Our capital expenditures during fiscal 2021 were primarily related to the continued expansion of our infrared coating capacity as well as increasing our lens pressing and dicing capacity to meet current and forecasted demand. During fiscal 2020, our capital expenditures were primarily related to continued expansion of our infrared glass capacity, increasing coating capacity and capabilities, and adding press capacity.

Cash Flows – Financings:
Net cash used in financing activities was approximately $843,000 in fiscal 2021, compared to $622,000 in fiscal 2020. Cash used in financing activities for fiscal 2021 reflects approximately $1.3 million in principal payments on our loans and finance leases, offset by proceeds of approximately $275,000 from the Equipment Loan, and approximately $173,000 in proceeds from the exercise of stock options and from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for fiscal 2020 reflects approximately $1.1 million in principal payments on our loans and finance leases, offset by proceeds of approximately $400,000 from the BankUnited Revolving Line, and approximately $47,000 in proceeds from the exercise of stock options and from the sale of Class A common stock under the 2014 ESPP.

We anticipate a similar level of capital expenditures during fiscal 2022; however, the total amount expended will depend on sales growth opportunities and other circumstances.

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

Our Key Performance Indicators:

Usually on a weekly basis, management reviews several performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as units of shippable output by product line, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. These indicators can be used to calculate such other related indicators as fully yielded unit production per-shift, which varies by the product and our state of automation in production of that product at any given time. Higher unit production per shift means lower unit cost, and, therefore, improved margins or improved ability to compete, where desirable, for price sensitive customer applications. The data from these reports is used to determine tactical operating actions and changes. We believe that our non-financial production indicators, such as those noted, are proprietary information.

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

Our total backlog remained near the same level as the prior fiscal year, while we also increased our sales by 10%, compared to the prior year, maintaining our strong booking performance. Our total backlog as of June 30, 2021 was approximately $21.3 million, compared to $21.9 million as of June 30, 2020. Backlog growth rates for fiscal 2021 and 2020 are as follows:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2020	$16,567	-9%	-9%
Q2 2020	$22,559	24%	36%
Q3 2020	$22,772	26%	1%
Q4 2020	$21,908	21%	-4%
Q1 2021	$20,866	-5%	-5%
Q2 2021	$23,835	9%	14%
Q3 2021	$19,498	-11%	-18%
Q4 2021	$21,329	-3%	9%

The increase in our total backlog from the first quarter to the second quarter of both fiscal 2021 and 2020 was largely due to the renewal of a large annual contract during the second quarter of the respective fiscal year, which we began shipping against during the third quarter of the respective fiscal year. The timing of this renewal is similar to the prior fiscal year. The timing of other annual and multi-year contract renewals may vary, and may substantially increase backlog levels at the time the orders are received, and backlog will subsequently be drawn down as shipments are made against these orders.

We continue to experience a growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure; however, we believe that the terminations of certain of our employees at our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel, could adversely impact the domestic sales in China of these subsidiaries over the next one to two quarters, which would affect potential growth in our PMO lens business for that period. Our former employees, including management personnel, maintained relationships with certain of our customers in China and we expect that until our new employees establishes relationships with these customers, of which there can be no assurance, domestic sales in China may be adversely impacted.

Revenue Dollars and Units by Product Group:

The following table sets forth revenue dollars and units by our three product groups for the three and twelve months ended June 30, 2021 and 2020:

	(unaudited)
	Three Months EndedJune 30,		Year Ended June 30,
					Quarter	Year-to-date
	2021	2020	2021	2020	% Change	% Change
Revenue
PMO	$2,941,270	$3,893,162	$15,882,189	$14,639,687	-24%	8%
Infrared Products	4,975,947	4,793,246	20,971,080	18,052,856	4%	16%
Specialty Products	415,099	420,732	1,611,552	2,275,420	-1%	-29%
Total revenue	$8,332,316	$9,107,140	$38,464,821	$34,967,963	-9%	10%
Units
PMO	323,404	1,050,668	3,139,774	3,198,672	-69%	-2%
Infrared Products	122,127	150,194	579,563	384,344	-19%	51%
Specialty Products	8,901	7,876	32,980	41,443	13%	-20%
Total units	454,432	1,208,738	3,752,317	3,624,459	-62%	4%

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Our revenue decreased by 9% in the fourth quarter of fiscal 2021, as compared to the same quarter of the prior fiscal year, primarily as a result of a decrease in demand for PMO products, partially offset by a slight increase in sales of infrared products.

Revenue from the PMO product group for the fourth quarter of fiscal 2021 was $2.9 million, a decrease of 24%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales to customers in the telecommunications market, partially offset by an increase in sales through our catalog and distribution channels. The increase in catalog and distribution sales reflects a recovery from the initial impact of COVID-19 on colleges and universities. Sales of PMO units decreased by 69%, as compared to the prior year period, however, average selling prices increased 145%. The increase in average selling prices is due to a significant decrease in telecommunications products unit sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products decreased by approximately 93% as compared to the prior year period due to a slowdown in orders, which we believe will continue for at least two more quarters, as customers align their inventory levels to the next phase of their 5G rollout.

Revenue generated by the infrared product group for the fourth quarter of fiscal 2021 was $5.0 million, an increase of 4%, as compared to same quarter of the prior fiscal year. The increase in revenue is primarily driven by sales diamond-turned infrared products, while sales of BD6-based molded infrared products decreased. The increase in sales of diamond-turned infrared products was primarily due to the timing of order shipments against a large-volume annual contract, for which shipments were lower in the fourth quarter of the prior fiscal year. Demand for BD6-based infrared products has leveled off, particularly for temperature sensing applications, demand for which was previously accelerated by COVID-19. Demand for industrial applications, firefighting and other public safety applications continues to be strong. Molded infrared products are higher in volume and lower in average selling prices than diamond-turned infrared products. Due to the lower mix of molded infrared products sold during the fourth quarter of fiscal 2021, sales of infrared units decreased by 19%, as compared to the prior year period, and average selling prices increased 28%.

Our specialty products revenue decreased by 1%, as compared to the same period of the prior fiscal year, and represented 5% of total revenue for both the fourth quarters of fiscal 2021 and 2020.

Year ended June 30, 2021 compared to year ended June 30, 2020
Our revenue increased by approximately $3.5 million, or 10%, for fiscal 2021, as compared to fiscal 2020, with increases in both infrared and PMO product sales.

Revenue from the PMO product group increased for fiscal 2021 was $15.9 million, an increase of 8%, as compared to fiscal 2020. The increase in revenue is primarily attributed to a significant increase in sales through catalog and distribution channels, which were down during the second half of fiscal 2020 due to the impact of COVID-19 on colleges and universities. This increase was partially offset by a decrease in sales to customers in the telecommunications market, for which orders began to slow down in the second half of fiscal 2021. We believe this slowdown to be temporary, however we expect it to continue for at least two more quarters, as customers align their inventory levels to the next phase of their 5G rollout. Sales of PMO units decreased by 2%, as compared to the prior fiscal year, however, average selling prices increased 11%, due to the decrease in telecommunications products sales, which typically have higher volumes and lower average selling prices. The unit volume for telecommunications products decreased by 4%, as compared to the prior fiscal year.

Revenue generated by the infrared product group for fiscal 2021 was $21.0 million, an increase of approximately 16%, as compared to the prior fiscal year. The increase in revenue is attributed to increases in sales of both molded and diamond-turned infrared products to customers in the industrial market, including a key customer with an annual supply agreement which was renewed for a higher amount during fiscal 2021. During fiscal 2021, sales of infrared units increased by 51%, as compared to the prior year period, and average selling prices decreased 23%. The increase in units and decrease in average selling prices are driven by an increase in sales of molded infrared products, including products made with our new BD6 material, which are higher in volume and lower in prices than diamond-turned infrared products. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. During fiscal 2021, we saw an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications was accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In fiscal 2021, our specialty products revenue decreased by $664,000, or 29%, as compared to prior fiscal year, primarily due to NRE project revenue as well as sales of certain legacy specialty products in fiscal 2020 not recurring in fiscal 2021. NRE revenue is project based and the timing of any such projects is wholly dependent on our customers and their project activity.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2021	6/30/2021	126
Q3-2021	3/31/2021	119
Q2-2021	12/31/2020	142
Q1-2021	9/30/2020	154
Fiscal 2021 average		135
Q4-2020	6/30/2020	146
Q3-2020	3/31/2020	160
Q2-2020	12/31/2019	121
Q1-2020	9/30/2019	142
Fiscal 2020 average		142

Our average DCSI for fiscal 2021 was 135, compared to 142 for fiscal 2020. The decrease in DCSI is driven by the increase in sales and a decrease in inventory levels, due to an increased focus on inventory management. In the prior fiscal year, inventory levels had increased in part due to strategic buys of certain raw materials to reduce lead times and meet increasing demand for infrared glass. For the second half of 2020, the increase in inventory was also driven by the shift in customer order activity due to COVID-19, where we were given short notice to delay shipments of some products and accelerate the manufacturing and shipment of other products. As we continue to see increasing demand for both infrared and PMO products, we expect DCSI to return to a range of between 110 to 120.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2021	6/30/2021	51
Q3-2021	3/31/2021	53
Q2-2021	12/31/2020	63
Q1-2021	9/30/2020	60
Fiscal 2021 average		57
Q4-2020	6/30/2020	62
Q3-2020	3/31/2020	66
Q2-2020	12/31/2019	70
Q1-2020	9/30/2019	67
Fiscal 2020 average		66

Our average DSO for fiscal 2021 was 57, compared to 66 for fiscal 2020. The improvement in fiscal 2021 reflects our increased focus on collections, and tightening of payment terms policies. The decrease in the second half of fiscal 2021 also reflects a higher sales mix to customers with shorter payment terms. We strive to have a DSO no higher than 60.

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

The following table adjusts net income to EBITDA for the three and twelve months ended June 30, 2021 and 2020:

	(unaudited)
	Quarter Ended June 30,		Year Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(2,913,210)	$656,952	$(3,185,251)	$866,929
Depreciation and amortization	900,964	837,123	3,509,436	3,424,438
Income tax provision	(49,671)	90,442	933,915	763,998
Interest expense	48,863	66,184	215,354	339,446
EBITDA	$(2,013,054)	$1,650,701	$1,473,454	$5,394,811
% of revenue	-24%	18%	4%	15%

Our EBITDA for the quarter ended June 30, 2021 was a loss of approximately $2.0 million, compared to earnings of $1.7 million for the quarter ended June 30, 2020. The decrease in EBITDA in the fourth quarter of fiscal 2021 was primarily attributable to lower gross margin and increased SG&A and Other expenses, including approximately $1.3 million of expenses incurred related to the previously described events that occurred in our Chinese subsidiaries, as well as certain director and personnel matters that occurred during the period as discussed above, as well as increased new product development costs. In addition, there was an unfavorable difference of approximately $112,000 in foreign exchange gains and losses.

Our EBITDA for fiscal 2021 was approximately $1.5 million, compared to approximately $5.4 million for fiscal 2020. The decrease in EBITDA for fiscal 2021 is primarily attributable to increased SG&A and Other expenses, including approximately $2.0 million of expenses incurred related to the previously described events that occurred in our Chinese subsidiaries, as well as certain officer, director, and personnel matters that occurred during the period as discussed above, and increased new product development costs. These increased costs were partially offset by a favorable difference of approximately $213,000 in foreign exchange gains and losses.

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

Management has discussed the selection of critical accounting policies and estimates with our Board, and the Board has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

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

Inventory obsolescence allowance is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years. These items, as identified, are allowed for at 100%, as well as allowing 50% for other items deemed to be slow moving within the last twelve months and allowing 25% for items deemed to have low material usage within the last six months. Items of which we have greater than a two-year supply are also reserved at 25% to 100%, depending on usage rates. The parts identified are adjusted for recent order and quote activity to determine the final inventory allowance. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to continue to be materially consistent in the future.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2021, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2021 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. In connection with the events that occurred at our Chinese subsidiaries, we have adopted additional policies and procedures designed to improve our internal controls, including, without limitation, revising the reporting structure for our foreign-based finance directors, adopting Codes of Conduct applicable to our subsidiaries’ foreign-based employees, adopting an internal authority approval matrix, and hiring additional staff for our accounting departments at LPOI and LPOIZ to improve segregation of duties, among other items. Other than these modifications, there have not been any significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Entry Into a Material Definitive Agreement
Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of Registrant

On September 9, 2021, we entered into the Letter Agreement. The Letter Agreement: (i) reduces the fixed charge coverage ratio to 1.0 for the quarter ending September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modifies the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the events at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminates the Guidance Line; and (iv) requires approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ending September 30, 2021 and December 31, 2021. The Letter Agreement also granted us a waiver of default arising prior to the Letter Agreement for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we are no longer in default of the Amended Loan Agreement. Finally, in connection with the Letter Agreement, we paid BankUnited a fee equal to $10,000.

The foregoing description of the Letter Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Letter Agreement filed herewith as Exhibit 10.21.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Item 11.    Executive Compensation.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,194,812	$1.78	829,786
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

Item 14.    Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our proxy statement for our fiscal 2022 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal 2021.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   Financial Statements – See Index on page F-1 of this report

(b)   The following exhibits are filed herewith as a part of this report

Exhibit Number	Description

3.1.1
Certificate of Incorporation of LightPath Technologies, Inc., filed June 15, 1992 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.1 to our Annual Report on Form 10-K (File No. 000-25748) filed with the Securities and Exchange Commission on September 10, 2020, and is incorporated herein by reference thereto.

3.1.2
Certificate of Amendment to Certificate of Incorporation of LightPath Technologies, Inc., filed October 2, 1995 with the Secretary of State of Delaware, which was filed as exhibit 3.1.2 to our Annual Report on Form 10-K (File No. 000-25748) filed with the Securities and Exchange Commission on September 10, 2020, and is incorporated herein by reference thereto

3.1.3
Certificate of Designations of Class A common stock and Class E-1 common stock, Class E-2 common stock, and Class E-3 common stock of LightPath Technologies, Inc., filed November 9, 1995 with the Secretary of State of Delaware, which was filed as Exhibit 3.1.3 to our Annual Report on Form 10-K (File No. 000-25748) filed with the Securities and Exchange Commission on September 10, 2020, and is incorporated herein by reference thereto

3.1.4
Certificate of Designation of Series A Preferred Stock of LightPath Technologies, Inc., filed July 9, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.4 to our Annual Report on Form 10-KSB40 filed with the Securities and Exchange Commission on September 11, 1997, and is incorporated herein by reference thereto.

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

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

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

10.3
Sixth Amendment to Lease dated as of July 2, 2014 between LightPath Technologies, Inc. and Challenger Discovery LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on July 8, 2014, and is incorporated herein by reference thereto.

10.4
Amendment No. 8 to the Amended and Restated LightPath Technologies, Inc. Omnibus Incentive Plan dated February 8, 2018, which was filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No.: 000-27548) filed with the Securities and Exchange Commission on February 13, 2018, and is incorporated herein by reference thereto.

10.5
Lease dated April 20, 2018, by and between LightPath Technologies, Inc. and CIO University Tech, LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on April 26, 2018, and is incorporated herein by reference thereto.

10.6
First Amendment to Lease, dated January 9, 2019, by and between LightPath Technologies, Inc. and CIO University Tech, LLC, which was filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No.: 000-27548) filed with the Securities and Exchange Commission on February 7, 2019, and is incorporated herein by reference thereto.

10.7
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

10.11
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

10.13
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

10.16
LightPath Technologies, Inc. 2018 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on November 19, 2018, and is incorporated herein by reference thereto.

10.17
Employment Agreement between LightPath Technologies, Inc. and Mr. Sam Rubin, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on February 28, 2020, and is incorporated herein by reference thereto.

10.18
Letter Agreement, dated November 13, 2020, by and between the Company and J. James Gaynor which was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No.: 000-27548) filed with the Securities and Exchange Commission on February 3, 2021, and is incorporated herein by reference thereto.

10.19
Employment Agreement between LightPath Technologies, Inc. and Mr. Albert Miranda, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on April 22, 2021, and is incorporated herein by reference thereto.

10.20
Eighth Amendment to Lease Agreement between LightPath Technologies, Inc. and Challenger-Discovery, LLC which was filed as Exhibit 99.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on May 17, 2021, and is incorporated herein by reference thereto.

10.21	Letter Agreement dated September 9, 2021, by and between LightPath Technologies, Inc. and BankUnited, N.A.*

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

To the Board of Directors and Stockholders
of LightPath Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Allowance

As disclosed in Note 2 of the notes to the Company’s consolidated financial statements, the Company records an estimated inventory allowance to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an inventory allowance of approximately $1,200,000 as of June 30, 2021.

Auditing management’s estimate of the inventory allowance involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to recording inventory at the lower of cost or net realizable value. We tested the accuracy and completeness of the underlying data used in calculating the inventory allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs. Furthermore, we reviewed management’s business plan and forecasts of future sales.

We have served as the Company’s auditor since 2017.

/s/ MSL, P.A.

Orlando, Florida
September 13, 2021

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$6,774,694	$5,387,388
Trade accounts receivable, net of allowance of $45,643 and $9,917	4,656,354	6,188,726
Inventories, net	8,659,587	8,984,482
Other receivables	137,103	132,051
Prepaid expenses and other assets	475,364	565,181
Total current assets	20,703,102	21,257,828

Property and equipment, net	13,279,867	11,799,061
Operating lease right-of-use assets	9,015,498	1,220,430
Intangible assets, net	5,582,881	6,707,964
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	147,000	659,000
Other assets	27,737	75,730
Total assets	$54,610,990	$47,574,918
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,924,333	$2,558,638
Accrued liabilities	1,067,265	992,221
Accrued payroll and benefits	2,810,043	1,827,740
Operating lease liabilities, current	799,507	765,422
Loans payable, current portion	634,846	981,350
Finance lease obligation, current portion	212,212	278,040
Total current liabilities	8,448,206	7,403,411

Finance lease obligation, less current portion	66,801	279,435
Operating lease liabilities, noncurrent	8,461,133	887,766
Loans payable, less current portion	4,057,365	4,437,365
Total liabilities	21,033,505	13,007,977

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 26,985,913 and 25,891,885
shares issued and outstanding	269,859	258,919
Additional paid-in capital	231,438,651	230,634,056
Accumulated other comprehensive income	2,116,152	735,892
Accumulated deficit	(200,247,177)	(197,061,926)
Total stockholders’ equity	33,577,485	34,566,941
Total liabilities and stockholders’ equity	$54,610,990	$47,574,918

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	June 30,
	2021	2020
Revenue, net	$38,464,821	$34,967,963
Cost of sales	25,017,051	21,125,464
Gross margin	13,447,770	13,842,499
Operating expenses:
Selling, general and administrative	11,989,597	8,961,150
New product development	2,165,951	1,714,077
Amortization of intangibles	1,125,083	1,129,341
Loss (gain) on disposal of property and equipment	8,951	(107,280)
Total operating expenses	15,289,582	11,697,288
Operating income (loss)	(1,841,812)	2,145,211
Other expense:
Interest expense, net	(215,354)	(339,446)
Other expense, net	(194,170)	(174,838)
Total other expense, net	(409,524)	(514,284)
Income (loss) before income taxes	(2,251,336)	1,630,927
Income tax provision	933,915	763,998
Net income (loss)	$(3,185,251)	$866,929
Foreign currency translation adjustment	1,380,260	(72,626)
Comprehensive income (loss)	$(1,804,991)	$794,303
Earnings (loss) per common share (basic)	$(0.12)	$0.03
Number of shares used in per share calculation (basic)	26,314,025	25,853,419
Earnings (loss) per common share (diluted)	$(0.12)	$0.03
Number of shares used in per share calculation (diluted)	26,314,025	27,469,845

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	25,813,895	$258,139	$230,321,324	$808,518	$(197,928,855)	$33,459,126
Issuance of common stock for:
Employee Stock Purchase Plan	30,537	305	24,307	—	—	24,612
Exercise of Stock Options & RSUs, net	42,453	425	21,838	—	—	22,263
Shares issued as compensation	5,000	50	6,100	—	—	6,150
Stock-based compensation on stock options & RSUs	—	—	260,487	—	—	260,487
Foreign currency translation adjustment	—	—	—	(72,626)	—	(72,626)
Net income	—	—	—	—	866,929	866,929
Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	8,145	81	29,897	—	—	29,978
Exercise of Stock Options & RSUs, net	1,085,883	10,859	131,833	—	—	142,692
Stock-based compensation on stock options & RSUs	—	—	642,865	—	—	642,865
Foreign currency translation adjustment	—	—	—	1,380,260	—	1,380,260
Net loss	—	—	—	—	(3,185,251)	(3,185,251)
Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(3,185,251)	$866,929
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,509,436	3,424,438
Interest from amortization of debt costs	18,572	18,572
Loss (gain) on disposal of property and equipment	8,951	(107,280)
Stock-based compensation on stock options & RSUs, net	642,865	250,737
Provision for doubtful accounts receivable	(35,799)	18,826
Change in operating lease liabilities	(187,616)	(157,757)
Inventory write-offs to allowance	157,399	127,872
Deferred tax expense (benefit)	512,000	(7,000)
Changes in operating assets and liabilities:
Trade accounts receivable	1,568,171	3,279
Other receivables	(5,052)	221,644
Inventories	167,496	(1,427,827)
Prepaid expenses and other assets	137,810	403,220
Accounts payable and accrued liabilities	1,423,042	97,160
Net cash provided by operating activities	4,732,024	3,732,813

Cash flows from investing activities:
Purchase of property and equipment	(3,158,784)	(2,442,779)
Proceeds from sale of equipment	—	186,986
Net cash used in investing activities	(3,158,784)	(2,255,793)

Cash flows from financing activities:
Proceeds from exercise of stock options	142,692	22,263
Proceeds from sale of common stock from Employee Stock Purchase Plan	29,978	24,612
Borrowings on loans payable	275,377	400,000
Payments on loans payable	(1,013,014)	(581,350)
Repayment of finance lease obligations	(278,462)	(487,233)
Net cash used in financing activities	(843,429)	(621,708)
Effect of exchange rate on cash and cash equivalents	657,495	(72,625)
Change in cash and cash equivalents	1,387,306	782,687
Cash and cash equivalents, beginning of period	5,387,388	4,604,701
Cash and cash equivalents, end of period	$6,774,694	$5,387,388

Supplemental disclosure of cash flow information:
Interest paid in cash	$199,524	$330,910
Income taxes paid	$1,054,232	$526,225

The accompanying notes are an integral part of these consolidated financial statements.

 LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

1.
Organization and History

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. The Company completed its initial public offering during fiscal 1996. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China. In December 2016, we acquired ISP Optics Corporation, a New York corporation (“ISP”), and its wholly-owned subsidiary, ISP Optics Latvia, SIA, a limited liability company founded in 1998 under the Laws of the Republic of Latvia (“ISP Latvia”).

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

Cash and cash equivalents consist of cash in the bank and cash equivalents with maturities of 90 days or less when purchased. The Company maintains its cash accounts in various institutions, generally with high credit ratings. The Company’s domestic cash accounts are maintained in one financial institution, and balances may exceed Federal insured limits at times. The Company’s foreign cash accounts are not insured. The Company did not have any restricted cash as of June 30, 2021 or 2020.

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

Inventories, which consist principally of raw materials, tooling, work-in-process and finished lenses, collimators and assemblies are stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity are expensed when incurred. The Company looks at the following criteria for parts to consider for the inventory allowance: (i) items that have not been sold in two years and (ii) items that have not been purchased in two years.  These items, as identified, are allowed for at 100%, as well as allowing 50% for other items deemed to be slow moving within the last twelve months and allowing 25% for items deemed to have low material usage within the last six months. Items of which we have greater than a two-year supply are also reserved at 25% to 100%, depending on usage rates. The parts identified are adjusted for recent order and quote activity to determine the final inventory allowance.

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

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment of long-lived assets during the fiscal years ended June 30, 2021 and 2020. Assets to be disposed of would be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

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

The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company did not record any goodwill impairment during the fiscal years ended June 30, 2021 or 2020.

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

Our cash, cash equivalents totaled approximately $6.8 million at June 30, 2021. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the legal entity must equal at least 50% of the registered capital before any funds can be repatriated. During fiscal 2021 and 2020, we repatriated approximately $4 million and $2 million, respectively, from LPOIZ. Based on retained earnings as of December 31, 2020, the end of the most recent statutory tax year, LPOIZ had an additional $5.6 million available and LPOI did not have any funds available for repatriation. Based on our previous intent, we had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate. As of June 30, 2021, withholding taxes of $100,000 have been accrued related to future dividends.

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

Recent accounting pronouncements. There are new accounting pronouncements issued by the FASB that are not yet effective for the Company for the year ended June 30, 2021.

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

Customary payment terms are granted to customers, based on credit evaluations. The Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance. Deferred revenue was not significant as of June 30, 2021 and 2020.

Nature of Products
Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. The Company has organized its products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. The Company’s revenue by product group for the years ended June 30, 2021 and 2020 was as follows:

	Year Ended June 30,
	2021	2020
PMO	$15,882,189	$14,639,687
Infrared Products	20,971,080	18,052,856
Specialty Products	1,611,552	2,275,420
Total revenue	$38,464,821	$34,967,963

4.
Inventories, net

The components of inventories include the following:

	June 30, 2021	June 30, 2020
Raw materials	$3,908,630	$3,876,955
Work in process	2,473,070	2,989,070
Finished goods	3,467,105	3,134,800
Allowance for obsolescence	(1,189,218)	(1,016,343)
	$8,659,587	$8,984,482

During fiscal 2021 and 2020, the Company evaluated all allowed items and disposed of approximately $157,000 and $128,000, respectively, of inventory parts and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.0 million and $2.3 million at June 30, 2021 and 2020, respectively.

5.
Property and Equipment, net

Property and equipment consist of the following:

	Estimated	June 30,	June 30,
	Lives (Years)	2021	2020
Manufacturing equipment	5 - 10	$21,465,402	$18,444,448
Computer equipment and software	3 - 5	918,679	801,625
Furniture and fixtures	5	362,944	321,418
Leasehold improvements	5 - 7	2,944,543	2,171,388
Construction in progress		1,529,452	1,274,880
Total property and equipment		27,221,020	23,013,759
Less accumulated depreciation and amortization		(13,941,153)	(11,214,698)
Total property and equipment, net		$13,279,867	$11,799,061

During fiscal 2015, the Company extended the term of its Orlando lease and received a tenant improvement allowance from the landlord of $420,014. During fiscal 2019, the Company received a tenant improvement allowance from the landlord related to the new portion of the Orlando facility in the amount of $309,450. These allowances were used to construct improvements and were initially recorded as leasehold improvements and deferred rent liability. The balances are being amortized over the corresponding lease terms, and are included in leasehold improvements and operating lease liabilities as of June 30, 2021 and 2020.

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

There were no changes in the net carrying value of goodwill during the years ended June 30, 2021 and 2020, and there have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	June 30, 2021	June 30, 2020
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(5,093,119)	(3,968,036)
Total intangible assets, net		$5,582,881	$6,707,964

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2022	1,125,083
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025	658,398
After June 30, 2025	1,549,234
$5,582,881

7. Accounts Payable

The accounts payable balances as of June 30, 2021 and 2020 include earned but unpaid Board of Directors’ fees of approximately $99,500 and $91,000, respectively.

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

9.
Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended June 30,
	2021	2020
Pretax income (loss):
United States	$(5,265,803)	$(3,739,527)
Foreign	3,014,467	5,370,454
Income (loss) before income taxes	$(2,251,336)	$1,630,927

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2021	2020
Current:
Federal tax	$-	$-
State	18,563	3,047
Foreign	403,352	767,951
Total current	421,915	770,998

Deferred:
Federal tax	510,069	4,931
State	1,931	(11,931)
Foreign	-	-
Total deferred	512,000	(7,000)

Total income tax provision	$933,915	$763,998

The reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

	Year Ended June 30,
	2021	2020

U.S. federal statutory tax rate	21.0%	21.0%

Income tax provision reconciliation:
Tax at statutory rate:	$(472,782)	$342,495
Net foreign income subject to lower tax rate	(169,276)	(497,959)
State income taxes, net of federal benefit	(196,719)	(75,415)
Valuation allowance	(1,400,450)	344,793
NOL expiration and adjustments	3,516,695	(206,807)
GILTI	310,431	835,101
Federal research and development and other credits	(74,288)	(71,962)
Stock-based compensation	(265,485)	-
Other permanent differences	(67,893)	(183,367)
Other, net	(246,318)	277,119
	$933,915	$763,998

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The CARES Act also suspends the limitation on the deduction of NOLs arising in taxable years beginning before January 1, 2021, permits a five-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. During fiscal 2020, as a result of the CARES Act, the Company was able to accelerate the recovery of an income tax receivable related to previously paid alternative minimum tax. The receivable amount of approximately $107,000 as of June 30, 2020 was collected in July 2020. In addition, the Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings of approximately $325,000, accrued as of June 30, 2021 and deferred until at least December 31, 2021.

Income Tax Law of the People’s Republic of China
The Company’s Chinese subsidiaries, LPOI and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For both the years ended June 30, 2021 and 2020, the tax rate for LPOIZ was 15%, in accordance with an incentive program for technology companies. No deferred tax provision has been recorded for China, as the effect is deemed de minimis.

During the years ended June 30, 2021 and 2020, the Company declared intercompany dividends of $4 million and $2 million, respectively, from LPOIZ, payable to the Company as its parent company. Accordingly, the Company accrued and paid Chinese withholding taxes of $400,000 and $200,000 associated with the dividend during fiscal 2021 and 2020, respectively. Other than these withholding taxes, this intercompany dividend has no impact on the Consolidated Financial Statements. As of June 30, 2021, the Company has accrued a further $100,000 of withholding taxes related to future dividends.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	Year Ended June 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$13,585,000	$16,039,000
Stock-based compensation	563,000	868,000
R&D and other credits	2,177,000	2,108,000
Capitalized R&D expenses	564,000	487,000
Inventories	253,000	218,000
Accrued expenses and other	347,000	99,000
Gross deferred tax assets	17,489,000	19,819,000
Valuation allowance for deferred tax assets	(15,644,000)	(17,044,000)
Total deferred tax assets	1,845,000	2,775,000
Deferred tax liabilities:
Depreciation and other	(255,000)	(390,000)
Intangible assets	(1,443,000)	(1,726,000)
Total deferred tax liabilities	(1,698,000)	(2,116,000)
Net deferred tax assets	$147,000	$659,000

As of June 30, 2019, the Company has also recorded a non-current income tax receivable of $214,000 related to previously paid alternative minimum tax that is expected to be recovered within the next five years pursuant to certain provisions of the TCJA. During fiscal 2020, approximately $107,000 of this receivable was collected, and the balance was reclassified to other receivables, current, and subsequently collected in July 2020. No balance remains as of June 30, 2021.

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $61 million prior to the expiration of NOL carry-forwards from 2022 through 2034. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of $15,644,000 at June 30, 2021, a decrease of approximately $1.4 million as compared to June 30, 2020. The increase in the valuation allowance for deferred tax assets as compared to the prior year is primarily the result of the various movements in the current year deferred items. The net deferred tax asset of $147,000 results from federal and state tax credits with indefinite carryover periods. State income tax expense disclosed on the effective tax rate reconciliation above includes state deferred taxes that are offset by a full valuation allowance.

At June 30, 2021, in addition to net operating loss carry forwards, the Company also has research and development and other credit carry forwards of approximately $2,177,000, which will expire from 2022 through 2041. A portion of the NOL carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383, which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

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

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by the Company’s board of directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $3,000 and $2,500 for fiscal 2021 and 2020, respectively, is included in the selling, general and administrative expense in the accompanying Consolidated Statements Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Outstanding at June 30, 2021	Available for Issuance at June 30, 2021
SICP (or Omnibus Plan)	5,115,625	2,194,812	829,786
2014 ESPP	400,000	—	298,455
	5,515,625	2,194,812	1,128,241

Grant Date Fair Values and Underlying Assumptions; Contractual Terms—The Company estimates the fair value of each equity option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

For stock options and RSUs granted in the years ended June 30, 2021 and 2020, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended June 30,
	2021	2020
Weighted-average expected volatility	72.0%	65.9%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	0.74%	1.47%
Weighted-average expected term, in years	7.49	7.49

The assumed forfeiture rates used in calculating the fair value of options and restricted stock unit grants with both performance and service conditions were 20% for each of the years ended June 30, 2021 and 2020. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

Information Regarding Current Share-Based Payment Awards — A summary of the activity for share-based payment awards in the years ended June 30, 2021 and 2020 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2019	979,925	$1.80	5.5	1,864,526	0.9

Granted	314,817	$1.60	9.6	484,000	2.4
Exercised	(29,356)	$1.35		(17,204)
Cancelled/Forfeited	(322,811)	$2.08		(3,019)
June 30, 2020	942,575	$1.65	6.5	2,328,303	0.9

Granted	121,933	$2.97	9.7	296,386	2.3
Exercised	(225,137)	$1.50		(862,804)
Cancelled/Forfeited	(406,444)	$1.75		-
June 30, 2021	432,927	$2.01	8.8	1,761,885	0.9

Awards exercisable/
vested as of
June 30, 2021	110,943	$1.55	7.9	1,163,298	—

Awards unexercisable/
unvested as of
June 30, 2021	321,984	$2.17	9.1	598,587	0.9
	432,927			1,761,885

The total intrinsic value of stock options exercised for the years ended June 30, 2021 and 2020 was approximately $344,000 and $35,000, respectively.

The total intrinsic value of stock options outstanding and exercisable at June 30, 2021 and 2020 was approximately $285,000 and $1.2 million, respectively.

The total fair value of stock options vested during the years ended June 30, 2021 and 2020 was approximately $142,000 and $94,000, respectively.

The total intrinsic value of RSUs exercised during the years ended June 30, 2021 and 2020 was approximately $2.8 million and $12,000, respectively.

The total intrinsic value of RSUs outstanding and exercisable at June 30, 2021 and 2020 was approximately $3.0 million and $5.5 million, respectively.

The total fair value of RSUs vested during the years ended June 30, 2021 and 2020 was approximately $1.1 million and $443,000, respectively.

As of June 30, 2021, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including share options and RSUs, granted under the Omnibus Plan, through October 2018 and after that date, the SICP. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2022	$110,128	$312,766	$422,894
June 30, 2023	116,986	258,592	375,578
June 30, 2024	94,516	132,045	226,561
June 30, 2025	33,885	34,707	68,592
	$355,515	$738,110	$1,093,625

The table above does not include shares under the Company’s 2014 ESPP, which has purchase settlement dates in the second and fourth fiscal quarters.

RSU awards vest immediately or up to four years from the grant date.

The Company issues new shares of Class A common stock upon the exercise of stock options. The following table is a summary of the number and weighted-average grant date fair values, estimated using the Black-Scholes-Merton pricing model, regarding the Company’s unexercisable/unvested awards as of June 30, 2021 and 2020 and changes during the two years then ended:

Unexercisable/Unvested Awards	Stock Options Shares	RSU Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2019	110,695	400,144	510,839	$2.09
Granted	314,817	484,000	798,817	$0.79
Vested	(99,151)	(203,147)	(302,298)	$1.78
Cancelled/Forfeited	(60,079)	(11,471)	(71,550)	$2.70
June 30, 2020	266,282	669,526	935,808	$1.10
Granted	121,933	296,386	418,319	$2.48
Vested	(64,636)	(367,325)	(431,961)	$1.39
Cancelled/Forfeited	(1,595)	-	(1,595)	$2.85
June 30, 2021	321,984	598,587	920,571	$1.59

Acceleration of Vesting — The Company does not generally accelerate the vesting of any stock options or RSUs, however in the case of retirements, the Board of Directors may accelerate vesting.

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the years ended June 30, 2021 and 2020, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss):
	Year Ended June 30,
	2021	2020

Stock options	$76,616	$(59,019)
RSUs	566,249	309,757
Total	$642,865	$250,738

During the year ended June 30, 2020, an unusually large number of grants were forfeited unvested due to the departure of several executives.

11.    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock outstanding during each period presented. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings (loss) per share are described in the following table:

	Year Ended June 30,
	2021	2020

Net income (loss)	$(3,185,251)	$866,929

Weighted-average common shares outstanding:
Basic number of shares	26,314,025	25,853,419

Effect of dilutive securities:
Options to purchase common stock	-	7,026
RSUs	-	1,609,400
Diluted number of shares	26,314,025	27,469,845

Earnings (loss) per common share:
Basic	$(0.12)	$0.03
Diluted	$(0.12)	$0.03

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive:

	Year Ended June 30,
	2021	2020
Options to purchase common stock	490,703	918,951
RSUs	2,220,710	518,610
	2,711,413	1,437,561

12.
Defined Contribution Plan

The Company provides retirement benefits to its U.S.-based employees through a defined contribution retirement plan. These benefits are offered under the Insperity 401(k) plan (the “Insperity Plan”). The Insperity Plan is a defined 401(k) contribution plan that all employees, over the age of 21, are eligible to participate in after three months of employment. Under the Insperity Plan, the Company matches 100% of the first 2% of employee contributions. As of June 30, 2021, there were 70 employees enrolled in this plan. The Company made matching contributions of approximately $111,000 and $97,000 during the years ended June 30, 2021 and 2020, respectively.

13.
Leases

The Company has operating leases for its manufacturing and office space. As of June 30, 2021, the Company had two lease agreements for its corporate headquarters and manufacturing facilities in Orlando, Florida. The first lease (the “Orlando Lease”) was amended effective April 30, 2021 to expand the space from approximately 26,000 square feet to approximately 52,000 square feet. The lease term was extended from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The commencement date is expected to be May 1, 2022. Minimum rental rates for the extension term were established based on annual increases of approximately three percent (3%). Additionally, there is one five-year extension option exercisable by the Company. The minimum rental rates for such additional extension option will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended. The second lease was entered into in April 2018 for 12,378 square feet in Orlando, Florida (the “Orlando Lease II”), which provides additional manufacturing and office space near the Company’s corporate headquarters. The commencement date of the Orlando Lease II was December 1, 2018, and it has a four-year original term with one renewal option for an additional five-year term. This lease will expire in November 2022 and will not be renewed, as this manufacturing and office space will be relocated to the expanded space included in the Orlando Lease, as amended.

As of June 30, 2021, the Company, through its wholly-owned subsidiary, LPOI, had a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”) for 1,900 square feet. The Shanghai Lease commenced in October 2015. During fiscal 2020, the Shanghai Lease was renewed for an additional three-year term, and now expires in October 2022.

As of June 30, 2021, the Company, through its wholly-owned subsidiary, LPOIZ, had three lease agreements for manufacturing and office facilities in Zhenjiang, China for an aggregate of 55,000 square feet. The initial lease (the “Zhenjiang Lease I”) is for approximately 26,000 square feet, and had a five-year original term with renewal options. In fiscal 2019, the Company renewed the Zhenjiang Lease I and it now expires in June 2022. During fiscal 2018, another lease was executed for 13,000 additional square feet in this same facility (the “Zhenjiang Lease II”). The Zhenjiang Lease II has a 54-month term, and expires in December 2021. During fiscal 2019, LPOIZ entered into a third lease agreement for manufacturing space near the existing facility, for an additional 16,000 square feet (the “Zhenjiang Lease III”). The Zhenjiang Lease III has a three-year term and expires in April 2022.

At June 30, 2021, the Company, through ISP’s wholly-owned subsidiary ISP Latvia, had two lease agreements for a manufacturing and office facility in Riga, Latvia for an aggregate of 29,000 square feet. The first lease (“Riga Lease I”) was amended in August 2020, to expand the space to approximately 24,000 square feet. The lease term was extended from December 31, 2022 to December 31, 2025. The second lease (“Riga Lease II”), for approximately 5,000 square feet, had a five-year original term with renewal options, and was set to expire in December 2019. During fiscal 2019, the Riga Lease II was renewed, and now expires in December 2022.

Until August 31, 2020, the Company, through its wholly-owned subsidiary ISP, had a lease agreement for a manufacturing and office facility in Irvington, New York (the “ISP Lease”) for 13,000 square feet. The ISP Lease, which had a five-year original term with renewal options, expired in August 2020. As of June 30, 2019, the relocation of the operations formerly housed in this facility was complete and we had ceased use of this facility. See Note 18, Restructuring, to these Consolidated Financial Statements for additional information.

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

The components of lease expense were as follows:

	Year Ended June 30,
	2021	2020
Operating lease cost	$682,980	$646,845
Finance lease cost:
Depreciation of lease assets	207,931	324,058
Interest on lease liabilities	44,248	77,540
Total finance lease cost	252,179	401,598
Total lease cost	$935,159	$1,048,443

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2021	June 30, 2020
Assets:
Operating lease assets	Operating lease assets	$9,015,498	$1,220,430
Finance lease assets	Property and equipment, net(1)	477,102	666,519
Total lease assets		$9,492,600	$1,886,949

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$799,507	$765,422
Short-term leases	Accrued liabilities(2)	-	97,665
Finance leases	Finance lease liabilities, current	212,212	278,040

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,461,133	887,766
Finance leases	Finance lease liabilities, less current portion	66,801	279,435
Total lease liabilities		$9,539,653	$2,308,328

(1)
Finance lease assets are recorded net of accumulated depreciation of approximately $477,000 million as of June 30, 2021.
(2)
Represents accrual related to the ISP Lease, which we ceased use of as of June 30, 2019. All remaining lease payments were accrued as of that date, through the ISP Lease expiration in August 2020.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2021
Weighted Average Remaining Lease Term (in years)
Operating leases	10.9
Finance leases	1.4

Weighted Average Discount Rate
Operating leases	3.0%
Finance leases	7.8%

Supplemental cash flow information:
	Year Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$869,668	$790,199
Operating cash used for finance leases	$44,247	$77,553
Financing cash used for finance leases	$278,462	$487,233

Future maturities of lease liabilities were as follows as of June 30, 2021:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2022	231,783	832,120
June 30, 2023	59,647	1,039,572
June 30, 2024	11,811	943,624
June 30, 2025	—	968,324
June 30, 2026	—	874,256
Thereafter	—	6,219,941
Total future minimum payments	303,241	10,877,837
Less imputed interest	(24,228)	(1,617,197)
Present value of lease liabilities	$279,013	$9,260,640

14.
Contingencies

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

In April 2021, the Company terminated several employees of its China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to our interests, including efforts to misappropriate certain of our proprietary technology, diverting sales to entities owned or controlled by these former employees and other suspected acts of fraud, theft and embezzlement. In connection with such terminations, the Company’s China subsidiaries have engaged in certain legal proceedings with the terminated employees.

The Company has incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other business management fees, totaled $718,000 during the year ended June 30, 2021. Such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statement of Comprehensive Income (Loss).

The Company also identified a further liability in the amount of $210,000, which may be incurred in the future due to the actions of these employees. This amount has been accrued as of June 30, 2021, pending further investigation, and included in “Other Expense, net” in the accompanying Consolidated Statement of Comprehensive Income (Loss).

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, the Company chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period.  After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees.  As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees' rights to such payments.  However, based on the likelihood that the courts will determine that the Company’s subsidiaries will ultimately be obligated to pay these amounts, we have accrued for these payments as of June 30, 2021.  Such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statement of Comprehensive Income (Loss).

The Company has transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on the ability of those subsidiaries to operate. Management does not expect any material adverse impact to the business operations of LPOI or LPOIZ as result of the transition.

The Company expects to incur additional legal fees and consulting expenses in future periods as all legal options and remedies are pursued; however, such future fees are expected to be at lower levels than have been incurred to date.

Although the Company has taken steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, the Company experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month period ended June 30, 2021, which management anticipates may continue for the next one to two quarters. The Company has not experienced, nor does management anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to its other subsidiaries for their customers.

The Company’s business, results of operations financial condition, cash flows, and the stock price of its Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of the coronavirus (“COVID-19”), which has spread from China to many other countries across the world, including the United States. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

To date, the Company has not experienced any significant direct financial impact of COVID-19 to its business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from customers and, therefore, has the potential to negatively impact the Company’s results of operations, cash flows, and financial position in the future. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity in fiscal year 2022 or beyond.

15.
Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $2.1 million and $736,000 as of June 30, 2021 and 2020, respectively. During the years ended June 30, 2021 and 2020, we also recognized net foreign currency transaction losses of approximately $1,000 and $214,000, respectively, included in the Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Assets and net assets in foreign countries are as follows:

	China		Latvia
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Assets	$20.1 million	$19.0 million	$11.3 million	$9.8 million
Net assets	$16.6 million	$16.2 million	$9.0 million	$8.2 million

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

In fiscal 2021, the Company had sales to three customers that comprised an aggregate of approximately 38% of its annual revenue, and 31% of its June 30, 2021 accounts receivable. Sales to these customers as a percentage of our fiscal 2021 revenue include one customer at 18%, another customer at 10%, and the third customer at 10%. One of these customers comprised 21% of accounts receivable, a second customer comprised 10% of accounts receivable and the other customer had no accounts receivable balance as of June 30, 2021. In fiscal 2020, the Company had sales to three customers that comprised an aggregate of approximately 31% of its annual revenue, and 30% of its accounts receivable. Sales to these customers as a percentage of our fiscal 2020 revenue include one customer at 15%, another customer at 10%, and the third customer at 6%. One of these customers comprised 18% of accounts receivable, and the other two customers were each less than 10% of accounts receivable as of June 30, 2020. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect the Company’s revenues.

In fiscal 2021, 68% of the Company’s net revenue was derived from sales outside of the U.S., with 95% of foreign sales derived from customers in Europe and Asia. In fiscal 2020, 66% of the Company’s net revenue was derived from sales outside of the U.S., with 96% of foreign sales derived from customers in Europe and Asia.

17.
Loans Payable

BankUnited Loans

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

On May 6, 2019, the Company entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.  On September 9, 2021, the Company entered into a letter agreement with BankUnited (the “Letter Agreement”). The Letter Agreement: (i) reduces the fixed charge coverage ratio to 1.0 for the quarter ending September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modifies the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the events at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminates the Guidance Line; and (iv) requires approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ending September 30, 2021 and December 31, 2021. The Letter Agreement also granted the Company a waiver of default arising prior to the Letter Agreement for its failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, the Company no longer in default of the Amended Loan Agreement. Finally, in connection with the Letter Agreement, the Company paid BankUnited a fee equal to $10,000.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to the Company up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes.  Pursuant to the Letter Agreement, advances from the BankUnited Revolving Line will require specific lender approval, which will not be granted in the absence of compliance with all applicable covenants, as amended.  Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable.  The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments are due and payable, in arrears, on the first day of each month. As of June 30, 2021, the applicable interest rate was 2.84% and there were no amounts outstanding under the BankUnited Revolving Line.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced the Company $5,813,500 to satisfy in full the amounts owed to Avidbank and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Management expects the BankUnited Revolving Line to be renewed. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of $48,445.83, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of June 30, 2021, the applicable interest rate was 2.84% and the outstanding balance on the BankUnited Term Loan was approximately $4.5 million.

Guidance Line

Prior to the Letter Agreement, the Amended Loan Agreement provided that BankUnited, in its sole discretion, could make loan advances to the Company under the Guidance Line up to a maximum aggregate principal amount outstanding not to exceed $10,000,000, which proceeds could have been used for capital expenditures and approved business acquisitions. Such advances were required to be in minimum amounts of $1,000,000 for acquisitions and $500,000 for capital expenditures, and would be limited to 80% of cost or as otherwise determined by BankUnited. Amounts borrowed under the Guidance Line could not be re-borrowed. The advances under the Guidance Line would bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR.  Interest payments would be due and payable, in arrears, on the first day of each month. On each anniversary of the Amended Loan Agreement, monthly principal payments would become payable, amortized based on a ten-year term. There were no amounts outstanding under the Guidance Line at June 30, 2021.  The Guidance Line was terminated after the end of fiscal 2021 in accordance with the Letter Agreement.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00.  The Letter Agreement granted the Company a waiver of default arising prior to the Letter Agreement from its failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, the Company is no longer in default of the Amended Loan Agreement.  As of June 30, 2021, the Company was in compliance with all other covenants.

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

Financing costs related to the BankUnited Loans were recorded as a discount on debt and are being amortized over the term. Amortization of approximately $19,000 is included in interest expense for each the years ended June 30, 2021 and 2020.

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

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2022	$581,350	$55,075	(18,572)	$617,853
June 30, 2023	581,350	55,075	(18,572)	617,853
June 30, 2024	3,342,763	55,075	(12,382)	3,385,456
June 30, 2025		55,075	-	55,075
After June 30, 2025		15,974	-	15,974
Total payments	$4,505,463	$236,274	$(49,526)	4,692,211
Less current portion				(634,846)
Non-current portion				$4,057,365

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 13, 2021	By:	/s/ Shmuel Rubin
Shmuel Rubin
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHMUEL RUBIN		/s/ ALBERT MIRANDA
Shmuel Rubin President & Chief Executive Officer (Principal Executive Officer)	September 13, 2021	Albert Miranda Chief Financial Officer (Principal Financial Officer)	September 13, 2021

/s/ LOUIS LEEBURG		/s/ SOHAIL KHAN
Louis Leeburg Director (Chairman of the Board)	September 8, 2021	Sohail Khan Director	September 9, 2021

/s/ M. SCOTT FARIS		/s/ JOSEPH MENAKER
M. Scott Faris Director	September 10, 2021	Joseph Menaker Director	September 8, 2021

/s/ CRAIG DUNHAM		/s/ DARCIE PECK
Craig Dunham Director	September 8, 2021	Darcie Peck Director	September 8, 2021

/s/ S. ERIC CREVISTON
S. Eric Creviston Director	September 9, 2021