Form 10-Q
period 2021-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2021-11-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A CommonStock, par value $0.01	LPTH	The Nasdaq Stock Market, LLC

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

26,994,534 shares of common stock, Class A, $0.01 par value, outstanding as of November 1, 2021.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2021. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$3,976,981	$6,774,694
Trade accounts receivable, net of allowance of $33,418 and $45,643	5,927,938	4,656,354
Inventories, net	8,708,481	8,659,587
Other receivables	2,243	137,103
Prepaid expenses and other assets	455,662	475,364
Total current assets	19,071,305	20,703,102

Property and equipment, net	13,727,842	13,279,867
Operating lease right-of-use assets	9,944,236	9,015,498
Intangible assets, net	5,301,610	5,582,881
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	147,000	147,000
Other assets	27,737	27,737
Total assets	$54,074,635	$54,610,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,581,594	$2,924,333
Accrued liabilities	883,377	1,067,265
Accrued payroll and benefits	2,536,977	2,810,043
Operating lease liabilities, current	896,481	799,507
Loans payable, current portion	694,305	634,846
Finance lease obligation, current portion	172,382	212,212
Total current liabilities	7,765,116	8,448,206

Finance lease obligation, less current portion	32,739	66,801
Operating lease liabilities, noncurrent	9,240,725	8,461,133
Loans payable, less current portion	4,096,524	4,057,365
Total liabilities	21,135,104	21,033,505

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 44,500,000 shares authorized; 26,994,534 and 26,985,913 shares issued and outstanding	269,945	269,859
Additional paid-in capital	231,576,882	231,438,651
Accumulated other comprehensive income	1,971,978	2,116,152
Accumulated deficit	(200,879,274)	(200,247,177)
Total stockholders’ equity	32,939,531	33,577,485
Total liabilities and stockholders’ equity	$54,074,635	$54,610,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	September 30,
	2021	2020
Revenue, net	$9,103,343	$9,508,972
Cost of sales	5,931,408	5,658,780
Gross margin	3,171,935	3,850,192
Operating expenses:
Selling, general and administrative	2,869,046	2,440,477
New product development	427,011	450,497
Amortization of intangibles	281,271	281,271
Loss (gain) on disposal of property and equipment	—	(45)
Total operating expenses	3,577,328	3,172,200
Operating income (loss)	(405,393)	677,992
Other income (expense):
Interest expense, net	(45,749)	(58,549)
Other income (expense), net	(51,082)	(87,735)
Total other income (expense), net	(96,831)	(146,284)
Income (loss) before income taxes	(502,224)	531,708
Income tax provision	129,873	434,640
Net income (loss)	$(632,097)	$97,068
Foreign currency translation adjustment	(144,174)	729,308
Comprehensive income (loss)	$(776,271)	$826,376
Earnings (loss) per common share (basic)	$(0.02)	$0.00
Number of shares used in per share calculation (basic)	26,993,971	25,982,260
Earnings (loss) per common share (diluted)	$(0.02)	$0.00
Number of shares used in per share calculation (diluted)	26,993,971	28,432,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Class A			Accumulated
	Common Stock		Additional Paid-in	Other Comphrehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485
Issuance of common stock for:
Employee Stock Purchase Plan	8,621	86	21,640	—	—	21,726
Stock-based compensation on stock options & RSUs	—	—	116,591	—	—	116,591
Foreign currency translation adjustment	—	—	—	(144,174)	—	(144,174)
Net loss	—	—	—	—	(632,097)	(632,097)
Balances at September 30, 2021	26,994,534	$269,945	$231,576,882	$1,971,978	$(200,879,274)	$32,939,531

Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	3,306	33	10,976	—	—	11,009
Exercise of stock options, net	207,640	2,076	124,024	—	—	126,100
Stock-based compensation on stock options & RSUs	—	—	136,849	—	—	136,849
Foreign currency translation adjustment	—	—	—	729,308	—	729,308
Net income	—	—	—	—	97,068	97,068
Balances at September 30, 2020	26,102,831	$261,028	$230,905,905	$1,465,200	$(196,964,858)	$35,667,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(632,097)	$97,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	910,962	826,308
Interest from amortization of debt costs	4,643	4,643
Gain on disposal of property and equipment	—	(45)
Stock-based compensation on stock options & RSUs, net	116,591	136,849
Provision for doubtful accounts receivable	12,010	—
Change in operating lease liabilities	(52,172)	(45,158)
Inventory write-offs to allowance	60,935	112,282
Changes in operating assets and liabilities:
Trade accounts receivable	(1,283,594)	(70,201)
Other receivables	134,860	132,051
Inventories	(109,829)	(775,234)
Prepaid expenses and other assets	19,702	147,148
Accounts payable and accrued liabilities	(799,693)	96,727
Net cash (used in) provided by operating activities	(1,617,682)	662,438

Cash flows from investing activities:
Purchase of property and equipment	(1,199,005)	(1,216,817)
Net cash used in investing activities	(1,199,005)	(1,216,817)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	126,100
Proceeds from sale of common stock from Employee Stock Purchase Plan	21,726	11,009
Borrowings on loans payable	266,850	—
Payments on loans payable	(163,758)	(245,338)
Repayment of finance lease obligations	(73,891)	(67,501)
Net cash provided by (used in) financing activities	50,927	(175,730)
Effect of exchange rate on cash and cash equivalents	(31,953)	729,308
Change in cash and cash equivalents	(2,797,713)	(801)
Cash and cash equivalents, beginning of period	6,774,694	5,387,388
Cash and cash equivalents, end of period	$3,976,981	$5,386,587

Supplemental disclosure of cash flow information:
Interest paid in cash	$41,466	$54,089
Income taxes paid	$111,535	$241,293

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Consolidated Balance Sheet as of June 30, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to our significant accounting policies during the three months ended September 30, 2021, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was not significant as of June 30, 2021 and September 30, 2021.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,
	2021	2020
PMO	$3,812,950	$4,293,603
Infrared Products	4,887,918	4,724,504
Specialty Products	402,475	490,865
Total revenue	$9,103,343	$9,508,972

4. Inventories

The components of inventories include the following:

	September 30, 2021	June 30, 2021
Raw materials	$4,011,350	$3,908,630
Work in process	2,918,858	2,473,070
Finished goods	2,994,503	3,467,105
Allowance for obsolescence	(1,216,230)	(1,189,218)
	$8,708,481	$8,659,587

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $2.0 million at both September 30, 2021 and June 30, 2021.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	September 30, 2021	June 30, 2021
Manufacturing equipment	5 - 10	$22,101,074	$21,465,402
Computer equipment and software	3 - 5	929,244	918,679
Furniture and fixtures	5	362,630	362,944
Leasehold improvements	5 - 7	3,129,950	2,944,543
Construction in progress		1,706,147	1,529,452
Total property and equipment		28,229,045	27,221,020
Less accumulated depreciation and amortization		(14,501,203)	(13,941,153)
Total property and equipment, net		$13,727,842	$13,279,867

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the three months ended September 30, 2021.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	September 30, 2021	June 30, 2021
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(5,374,390)	(5,093,119)
Total intangible assets, net		$5,301,610	$5,582,881

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2022 (remaining nine months)	843,812
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025	658,398
After June 30, 2025	1,549,234
$5,301,610

7. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,
	2021	2020
(Loss) income before income taxes	$(502,224)	$531,708
Income tax provision	$129,873	$434,640
Effective income tax rate	-26%	82%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2021 and 2020, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2021 and June 30, 2021, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2021, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

During fiscal 2020, the Company began declaring intercompany dividends to remit a portion of the historical earnings of its foreign subsidiaries to the U.S. parent company. The Company intends to reinvest a portion of the more recent earnings generated by its foreign subsidiaries, however the Company also plans to repatriate a portion of the historical earnings of its subsidiaries. During fiscal 2020, the Company began to accrue for these taxes on the portion of historical earnings that it intends to repatriate.

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

8. Stock-Based Compensation

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

The following table shows total stock-based compensation expense for the three months ended September 30, 2021 and 2020 included in selling, general and administrative (“SG&A”) expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,
	2021	2020

Stock options	$24,128	$15,220
RSUs	92,463	121,629
Total	$116,591	$136,849

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $2,155 and $1,091 for the three months ended September 30, 2021 and 2020, respectively, is included in SG&A expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2021 and 2020. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options or RSUs were granted during the three-month periods ended September 30, 2021 and 2020.

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the three months ended September 30, 2021 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2021	432,927	$2.01	8.8	1,761,885	0.9

Granted	-	$-		-
Exercised	-	$-		-
Cancelled/Forfeited	(8,700)	$1.93		(5,534)
September 30, 2021	424,227	$2.01	8.5	1,756,351	0.9

Awards exercisable/
vested as of
September 30, 2021	110,943	$1.55	7.7	1,163,298	—

Awards unexercisable/
unvested as of
September 30, 2021	313,284	$2.17	8.8	593,053	0.9
	424,227			1,756,351

RSU awards vest immediately or from two to four years from the date of grant.

As of September 30, 2021, there was approximately $963,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2022 (remaining nine months)	$79,443	$216,566	$296,009
June 30, 2023	116,117	256,102	372,219
June 30, 2024	94,273	132,045	226,318
June 30, 2025	33,885	34,707	68,592
	$323,718	$639,420	$963,138

9. Earnings (Loss) Per Share

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

	Three Months Ended September 30,
	2021	2020

Net income (loss)	$(632,097)	$97,068

Weighted-average common shares outstanding:
Basic number of shares	26,993,971	25,982,260

Effect of dilutive securities:
Options to purchase common stock	-	289,506
RSUs	-	2,160,509
Diluted number of shares	26,993,971	28,432,275

Earnings (loss) per common share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2021	2020
Options to purchase common stock	427,726	517,502
RSUs	1,738,439	166,794
	2,166,165	684,296

10. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2032. We include options to renew (or terminate) in our lease term, and as part of our right-of-use ("ROU") assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under four finance lease agreements, entered into during fiscal years 2018 and 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. One such lease ends in November 2022 and we do not plan to renew, and the second such lease was amended in April 2021, and subsequently amended in September 2021, to extend the term to 2032 and increase the leased space from 26,000 square feet to approximately 58,500 square feet.

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

The components of lease expense were as follows:

	Three Months Ended September 30,
	2021	2020
Operating lease cost	$172,230	$166,974
Finance lease cost:
Depreciation of lease assets	47,354	65,869
Interest on lease liabilities	6,432	12,824
Total finance lease cost	53,786	78,693
Total lease cost	$226,016	$245,667

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2021	June 30, 2021
Assets:
Operating lease assets	Operating lease assets	$9,944,236	$9,015,498
Finance lease assets	Property and equipment, net(1)	429,748	477,102
Total lease assets		$10,373,984	$9,492,600

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$896,481	$799,507
Finance leases	Finance lease liabilities, current	172,382	212,212

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	9,240,725	8,461,133
Finance leases	Finance lease liabilities, less current portion	32,739	66,801
Total lease liabilities		$10,342,327	$9,539,653

(1) Finance lease assets were recorded net of accumulated depreciation of approximately $1.2 million as of both September 30, 2021 and June 30, 2021.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2021
Weighted Average Remaining Lease Term (in years)
Operating leases	10.9
Finance leases	1.2

Weighted Average Discount Rate
Operating leases	3.0%
Finance leases	7.8%

Supplemental cash flow information:

	Three Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$224,402	$212,132
Operating cash used for finance leases	$6,432	$12,824
Financing cash used for finance leases	$73,891	$67,501

Future maturities of lease liabilities were as follows as of September 30, 2021:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2022 (remaining nine months)	$151,459	$642,670
June 30, 2023	59,647	1,134,242
June 30, 2024	11,811	1,041,476
June 30, 2025	—	1,069,181
June 30, 2026	—	980,589
Thereafter	—	7,034,987
Total future minimum payments	222,917	11,903,145
Less imputed interest	(17,796)	(1,765,939)
Present value of lease liabilities	$205,121	$10,137,206

11. Loans Payable

As of September 30, 2021 and June 30, 2021, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which Guidance Line has since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to an acquisition term loan.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed. On September 9, 2021, we entered into a letter agreement with BankUnited (the “Letter Agreement”). The Letter Agreement: (i) reduces the fixed charge coverage ratio to 1.0 for the quarter ending September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modifies the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the employee matters that occurred during fiscal 2021 at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminates the Guidance Line; and (iv) requires approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ending September 30, 2021 and December 31, 2021. The Letter Agreement also granted us a waiver of default arising prior to the Letter Agreement for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we are no longer in default of the Amended Loan Agreement. Finally, in connection with the Letter Agreement, we paid BankUnited a fee equal to $10,000.

On November 5, 2021, we entered into a letter agreement with BankUnited (the “Second Letter Agreement”). In accordance with the Second Letter Agreement, the parties agreed to initiate discussions regarding a possible modification, forbearance, or other resolution of the Amended Loan Agreement (the “Proposed Restructuring Agreement”), which closing will occur on or before December 31, 2021. The Second Letter Agreement contemplates that the Proposed Restructuring Agreement will include the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan; (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) the Term Loan will bear a higher interest rate commencing on August 1, 2022; (iv) an exit fee equal to 4% of the outstanding principal balance of the term loan on April 15, 2023 to the extent the Term Loan is still outstanding on such date and has not been refinanced with another lender; and (v) a fee of $50,000 payable upon execution of the Proposed Restructuring Agreement. The Second Letter Agreement also granted us a waiver of default arising prior to the Second Letter Agreement for our failure to comply with the fixed charge coverage ratio and total leverage ratio measured on September 30, 2021. Based on the Second Letter Agreement and the waiver, we are no longer in default of the Amended Loan Agreement. Additionally, the Second Letter Agreement states that BankUnited will waive compliance for the fixed charge coverage ratio and the total leverage ratio for the quarters ended December 31, 2021, March 31, 2022 and June 30, 2022, which waivers will be included in the Proposed Restructuring Agreement. Finally, in accordance with the Second Letter Agreement, we paid BankUnited a deposit equal to $25,000 to be used in connection with BankUnited’s legal fees, costs and expenses in connection with the Second Letter Agreement and the Proposed Restructuring Agreement.

We have commenced discussions with other lenders, with the intent of refinancing our credit facility prior to maturity with reasonable commercial terms, of which there can be no assurance.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. There were no borrowings under the BankUnited Revolving Line as of September 30, 2021.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan was for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Second Letter Agreement, the maturity date of the Term Loan will be amended to April 15, 2023. The BankUnited Term Loan bears interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Equal monthly principal payments of approximately $48,446, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Upon maturity, all principal and interest shall be immediately due and payable. As of September 30, 2021, the applicable interest rate was 2.84%.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments.  The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00.  As of September 30, 2021, we obtained a waiver of compliance for both the fixed charge coverage ratio and total leverage ratio, and we were in compliance with all other required covenants, as amended.

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

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $4,600 is included in interest expense for the each of the three months ended September 30, 2021 and 2020, respectively.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “Equipment Loan”), which party is also a significant customer, and which the Equipment Loan is subordinate to the BankUnited Loans, and collateralized by certain equipment. The initial advance under the Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. The Equipment Loan bears interest at a fixed rate of 3.3%.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2022 (remaining nine months)	$436,012	$84,715	(13,928)	$506,799
June 30, 2023	3,924,113	112,954	(30,953)	4,006,114
June 30, 2024	—	112,954	—	112,954
June 30, 2025	—	112,954	—	112,954
After June 30, 2025	—	52,008	—	52,008
Total payments	$4,360,125	$475,585	$(44,881)	4,790,829
Less current portion				(694,305)
Non-current portion				$4,096,524

12. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $2.0 million and $2.1 million as of September 30, 2021 and June 30, 2021, respectively. During the three months ended September 30, 2021 and 2020, we recognized net foreign currency transaction losses of approximately $26,000 and $98,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $4.0 million at September 30, 2021. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of September 30, 2021, LPOIZ had approximately $4.6 million available for repatriation and LPOI did not have any earnings available for repatriation, based on undistributed earnings accumulated through the end of the most recent statutory tax year.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021
Assets	$19.5 million	$20.1 million	$12.1 million	$11.3 million
Net assets	$15.8 million	$16.6 million	$9.6 million	$9.0 million

13. Contingencies

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

We have incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings.  These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 during the year ended June 30, 2021.  During the three months ended September 30, 2021, we incurred an additional $328,000.  Such expenses were recorded as SG&A expenses in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

We also identified a further liability in the amount of $210,000, which may be incurred in the future due to the actions of these employees.  This amount was accrued as of June 30, 2021, pending further investigation, and was included in “Other Expense, net” in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021.  This amount remains accrued as of September 30, 2021.

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees’ rights to such payments. However, based on the likelihood that the courts in China will determine that our subsidiaries will ultimately be obligated to pay these amounts, we have accrued for these payments as of June 30, 2021. Such expenses were recorded as SG&A expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. This amount remains accrued as of September 30, 2021.

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

Although we have taken steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, we have experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month periods ended June 30, 2021 and September 30, 2021, which management anticipates may continue for the next one to two quarters. The Company has not experienced, nor does management anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to its other subsidiaries for their customers.

COVID-19

Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19, which spread from China to countries across the world, including the United States.

To date, we have not experienced any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Additionally, some areas have imposed travel restrictions, which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2022 or beyond.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2021, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Potential Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. Thereafter, COVID-19 spread throughout world, including the United States. Throughout the COVID-19 pandemic, our manufacturing facilities in China, Latvia, and the United States have continued to operate substantially as normal. Some of our United States- and Latvia-based non-manufacturing employees are continuing to work remotely, either on a full or partial basis. Where possible, we have staggered shifts to reduce contact within shifts and between different shifts, and have minimized interaction and physical proximity between employees working within the same building. Those measures are continuously adjusted in each of our locations, according to local conditions and guidelines. To date, we have not seen any significant direct negative impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. In addition, we have seen some increased demand for thermal imaging assemblies for fever detection applications in response to the pandemic. Additionally, some areas have imposed travel restrictions, which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2022 and, possibly, beyond.

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

Our capabilities include precision molded optics, thermal imaging optics, custom designed optics, and the design and manufacturing of optical assemblies and subsystems. These capabilities allow us to manufacture optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses and other optical materials used to produce products that manipulate light. We design, develop, manufacture and integrate optical components and assemblies utilizing advanced optical manufacturing processes. Product verticals range from consumer (e.g., cameras, cell phones, gaming, and copiers) to industrial (e.g., lasers, data storage, and infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, and lens systems) to products incorporating lens components (e.g., 3D printing, machine vision, LIDAR, robotics and semiconductor production equipment) and communications. As a result, we market our products across a wide variety of customer groups, including laser systems manufacturers, laser OEMs, infrared-imaging systems vendors, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical instrumentation manufacturers and industrial measurement equipment manufacturers, government defense agencies, and research institutions worldwide.

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

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2021.

Product Groups

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

In March 2020, our Board of Directors (our “Board”) recruited Mr. Sam Rubin to assume the role of Chief Executive Officer and to develop and implement a new strategy going forward. In the fall of 2020, Mr. Rubin led our Board and the leadership team in collaborative discussions with the purpose of defining a new comprehensive strategy for our business. The collaborative strategic planning process included leaders from across the organization, detailed dialogs with customers, vendors and partners, and an in-depth analysis of the environment we are in, changes and trends in and around the use of photonics, and an analysis of our capabilities, strengths and weaknesses. Throughout the process, we focused on developing a strategy that creates a unique and long-lasting value to our customers, and utilizes our unique capabilities and differentiators, both existing capabilities and differentiators, as well as new capabilities we acquire and develop organically.

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

Further information about our strategic direction can be found in our recent Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Results of Operations

Revenue

Revenue for the first quarter of fiscal 2022 was approximately $9.1 million, a decrease of approximately $406,000, or 4%, as compared to approximately $9.5 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $4.9 million in the first quarter of fiscal 2022, an increase of approximately $163,000, or 3%, as compared to approximately $4.7 million in the same period of the prior fiscal year. The increase in revenue was driven by sales of molded infrared products, primarily to customers in the industrial market. Revenue generated by PMO products was approximately $3.8 million for the first quarter of fiscal 2022, a decrease of approximately $481,000, or 11%, as compared to approximately $4.3 million in the same period of the prior fiscal year. As discussed in our recent two quarters, the decrease in sales of PMO products was a result of both our largest telecommunications customer decreasing their orders, and a temporary decrease in our domestic sales in China due to the transition of our management team in China. While sales of products for the telecommunications market will continue to be lower as we replace them with sales of products for other markets, our domestic sales in China partially recovered during the first quarter of fiscal 2022, as demonstrated by sequential growth of 30% in our PMO sales, as compared to the fiscal 2021 fourth quarter. This decrease was partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and medical industries. Revenue generated by our specialty products was approximately $402,000 in the first quarter of fiscal 2022, a decrease of approximately $88,000, or 18%, compared to $491,000 in the same period of the prior fiscal year. This decrease is primarily related to sales of custom specialty products during the first quarter of fiscal 2021, which orders did not repeat in the first quarter of fiscal 2022.

Cost of Sales and Gross Margin

Gross margin in the first quarter of fiscal 2022 was approximately $3.2 million, a decrease of 18%, as compared to approximately $3.9 million in the same period of the prior fiscal year. Total cost of sales was approximately $5.9 million for the first quarter of fiscal 2022, compared to approximately $5.7 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 35% for the first quarter of fiscal 2022, compared to 40% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to the mix of products sold in each respective period. Infrared products, which typically have lower margins than our PMO products, comprised 54% of revenue for the first quarter of fiscal 2022, as compared to 50% of revenue for the first quarter of fiscal 2021. Gross margins for newer infrared products improved sequentially, as we move past some of the traditional start-up inefficiencies of new lenses moving into the volume production stage. The yield issues previously experienced in connection with BD6 coatings were resolved during the first quarter of fiscal 2022, which has begun to decrease our costs for those products. We continue to see progress toward bringing our manufacturing efficiencies on these new products to a level similar to our existing products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs were approximately $2.9 million for the first quarter of fiscal 2022, an increase of approximately $429,000, or 18%, as compared to approximately $2.4 million in the same period of the prior fiscal year. The increase is primarily due to approximately $328,000 of expenses incurred associated with the previously described events that occurred at our Chinese subsidiaries, including severance, legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. The remaining increase in SG&A costs, as compared to the same period of the prior fiscal year, is due to increases in personnel-related costs associated with a moderate increase in headcount.

New Product Development

New product development costs were approximately $427,000 in the first quarter of fiscal 2022, a decrease of approximately $23,000, or 5%, as compared to the same period of the prior fiscal year. This decrease was primarily due to the restructuring of certain positions among our new product development and manufacturing engineering departments, the latter of which is included in cost of goods sold.

Other Income (Expense)

Interest expense was approximately $46,000 for the first quarter of fiscal 2022, as compared to $59,000 for the same period of the prior fiscal year. The decrease in interest expense is due to lower interest rates and a 12% reduction in our total debt for the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020.

Other expense, net, was approximately $51,000 for the first quarter of fiscal 2022, as compared to $88,000 for the same period of the prior fiscal year. Other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first quarter of fiscal 2022, we incurred net foreign currency transaction losses of approximately $26,000, compared to $98,000 for the same period of the prior fiscal year.

Income Taxes

During the first quarter of fiscal 2022, income tax expense was approximately $130,000, compared to approximately $435,000 for the same period of the prior fiscal year, primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company.

Net Income (Loss)

Net loss for the first quarter of fiscal 2022 was approximately $632,000, or $0.02 basic and diluted loss per share, compared to net income of $97,000, or $0.00 basic and diluted earnings per share, for the first quarter of fiscal 2021. The decrease in net income for the first quarter of fiscal 2022, as compared to the same period of the prior fiscal year, was primarily attributable to lower gross margin and increased SG&A expenses, including approximately $328,000 of expenses incurred related to the previously described events that occurred in our Chinese subsidiaries. The resulting decrease in operating income was partially offset by a decrease in the provision for income taxes of approximately $305,000, as compared to the same period of the prior fiscal year.

Weighted-average common shares outstanding were 26,993,971, basic and diluted, in the first quarter of fiscal 2022, compared to 25,982,260 and 28,432,275, basic and diluted, respectively in the first quarter of fiscal 2021. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock (i) under the 2014 ESPP, (ii) upon the exercises of stock options, and (iii) underlying vested RSUs.

Liquidity and Capital Resources

As of September 30, 2021, we had working capital of approximately $11.3 million and total cash and cash equivalents of approximately $4.0 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however, we also plan to repatriate a portion of their earnings. During fiscal 2020, we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. We repatriated approximately $1 million from LPOIZ during the each of the three-month periods ended September 30, 2021 and 2020. As of September 30, 2021, LPOIZ had approximately $4.6 million available for repatriation and LPOI did not have any earnings available for repatriation, based on undistributed earnings accumulated through the end of the most recent statutory tax year.

Loans payable consists of the BankUnited Term Loan and the BankUnited Revolving Line, both pursuant to the Amended Loan Agreement and the Letter Agreement, and the subordinated Equipment Loan. As of September 30, 2021, the outstanding balance on the BankUnited Term Loan was approximately $4.4 million, and there were no borrowings outstanding on the BankUnited Revolving Line. The outstanding balance on the Equipment Loan was approximately $476,000 as of September 30, 2021.

The Amended Loan Agreement and the Letter Agreement includes certain customary covenants. As of September 30, 2021, we obtained a waiver of compliance for both the fixed charge coverage ratio and total leverage ratio, and we were in compliance with all other covenants, as amended. For additional information, see Note 11, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. We anticipate refinancing our debt obligations with a new lender prior to the maturity date of the Term Loan, of which there can be no assurances. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Operating:

Cash used in operations was approximately $1.6 million for the first three months of fiscal 2022, compared to cash provided by operations of approximately $662,000 for the same period of the prior fiscal year. The decrease in cash flows from operations during the first three months of fiscal 2022 is due to the decrease in net income, an increase in accounts receivable, and a decrease in accounts payable and accrued liabilities. The increase in accounts receivable is primarily due to the increase in revenues for the three months ended September 30, 2021 as compared to the preceding quarter ended June 30, 2021. The decrease in accounts payable and accrued liabilities was primarily due to the previously described events that occurred at our Chinese subsidiaries, for which certain expenses were accrued as of June 30, 2021, many of which were paid during the three months ended September 30, 2021. We anticipate improvement in our cash flows provided by operations in future quarters, based on our forecasted sales growth and anticipated margin improvements, with improvements in working capital, partially offset by marginal increases in sales and marketing, and new product development expenditures.

Cash Flows – Investing:

During the first three months of fiscal 2021, we expended approximately $1.2 million in investments in capital equipment, approximately the same as in the same period of fiscal 2020. The majority of our capital expenditures during the first three months of fiscal 2022 were related to the continued expansion of our infrared coating capacity as well as increasing our lens diamond turning capacity to meet current and forecasted demand. Overall, we anticipate that the level of capital expenditures during fiscal 2022 will be less than fiscal 2021, however, the total amount expended will depend on opportunities and circumstances.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $51,000 for the first three months of fiscal 2022, compared to net cash used in financing activities approximately $176,000 in the same period of the prior fiscal year. Cash provided by financing activities for the first three months of fiscal 2022 reflects approximately $238,000 in principal payments on our loans and finance leases, offset by proceeds of approximately $267,000 from the Equipment Loan, and approximately $22,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first three months of fiscal 2021 reflects approximately $313,000 in principal payments on our loans and capital leases, net of approximately $137,000 in proceeds from the exercise of stock options and the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of September 30, 2021, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first three months of fiscal 2022 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of a critical component from foreign merchant production sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2021.

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

Financial indicators that are considered key and reviewed regularly are as follows:

•	Sales backlog;

•	Revenue dollars and units by product group; and

•	Other key indicators.

These indicators are also used to determine tactical operating actions and changes and are discussed in more detail below. Management is evaluating these key indicators as we transition to our new strategic plan, and is implementing certain changes and updates as further described below.

Sales Backlog

We believe our sales growth has been and continues to be our best indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We evaluate our total backlog, which includes all firm orders requested by a customer that are reasonably believed to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, a higher total backlog is better for us.

Our total backlog at September 30, 2021 was approximately $19.3 million, a decrease of 8%, as compared to $20.9 million as of September 30, 2020. Compared to the end of fiscal 2021, our total backlog decreased by 10% during the first quarter of fiscal 2022. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2021	$20,866	-5%	-5%
Q2 2021	$23,835	9%	14%
Q3 2021	$19,498	-11%	-18%
Q4 2021	$21,329	-3%	9%
Q1 2022	$19,265	-10%	-10%

The decrease in backlog during the first quarter of fiscal 2022 is due to shipments against annual contracts, while no major contracts renewed during the quarter. In addition, we received fewer new orders from a large telecommunications customer, which orders are typically renewed each quarter. Historically, it is in the second quarter of each fiscal year that we receive the renewal of a large annual contract for infrared products, which we typically begin shipping against in the fiscal third quarter. Backlog levels may increase substantially when annual and multi-year orders are received, and the total backlog is subsequently drawn down as shipments are made against these orders. Our annual and multi-year contracts are expected to renew in future quarters.

We continue to experience a growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure; however, we believe that the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel, has adversely impacted the domestic sales in China of these subsidiaries over the past two quarters, which could continue for one to two more quarters, and which would affect potential growth in our PMO lens business for that period. Our former employees, including management personnel, maintained relationships with certain of our customers in China and we expect that until our new sales and management personnel establish relationships with these customers, of which there can be no assurance, domestic sales in China may be adversely impacted.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three-month periods ended September 30, 2021 and 2020:

	(unaudited)
	Three Months Ended September 30,		Quarter
	2021	2020	% Change
Revenue
PMO	$3,812,950	$4,293,603	-11%
Infrared Products	4,887,918	4,724,504	3%
Specialty Products	402,475	490,865	-18%
Total revenue	$9,103,343	$9,508,972	-4%

Units
PMO	494,307	1,126,777	-56%
Infrared Products	144,447	178,922	-19%
Specialty Products	5,262	9,633	-45%
Total units	644,016	1,315,332	-51%

Our revenue decreased by approximately $406,000 for the first quarter of fiscal 2022, as compared to the same period of the prior fiscal year, primarily due to a decrease in PMO product sales, partially offset by an increase in infrared product sales.

Revenue generated by the PMO product group during the first quarter of fiscal 2022 was $3.8 million, a decrease of approximately $481,000, or 11%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to a reduction in orders from a key customer in the telecommunications market, due to a decrease in that customer’s market share. This decrease was partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and medical industries. Sales of PMO units decreased by 56%, as compared to the same period of the prior fiscal year, and average selling prices increased by 102%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices. The unit volume for telecommunications products decreased by approximately 76% for the first quarter of fiscal 2022, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the first quarter of fiscal 2022 was $4.9 million, an increase of approximately $163,000, or 3%, as compared to the same period of the prior fiscal year. The increase in revenue is driven by sales of molded infrared products, primarily to customers in the industrial market. During the first quarter of fiscal 2022, sales of infrared units decreased by 19%, as compared to the prior year period, and average selling prices increased 28%. The increase in average selling prices is due primarily due to the mix of products shipped for molded infrared products, including some new thermal imaging assemblies which are lower in volume and higher in price. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. During fiscal 2020 and 2021, we saw an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the first quarter of fiscal 2022, our specialty products revenue decreased by $88,000, or 18%, as compared to the same period of the prior fiscal year, primarily related to sales of custom specialty products during the first quarter of fiscal 2021, which orders did not repeat in the first quarter of fiscal 2022.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net income (loss) to EBITDA for the three months ended September 30, 2021 and 2020:

	(unaudited)
	Quarter Ended September 30,
	2021	2020
Net income (loss)	$(632,097)	$97,068
Depreciation and amortization	910,962	826,308
Income tax provision	129,873	434,640
Interest expense	45,749	58,549
EBITDA	$454,487	$1,416,565
% of revenue	5%	15%

Our EBITDA for the three months ended September 30, 2021 was approximately $454,000, compared to $1.4 million for the same period of the prior fiscal year. The decrease in EBITDA in the first quarter of fiscal 2022 was primarily attributable to lower gross margin and increased SG&A expenses, including approximately $328,000 of expenses incurred related to the previously described events that occurred in our Chinese subsidiaries.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

In connection with the events that occurred at our Chinese subsidiaries, we have adopted additional policies and procedures designed to improve our internal controls, including, without limitation, revising the reporting structure for our foreign-based finance directors, adopting Codes of Conduct applicable to our subsidiaries’ foreign-based employees, adopting an internal authority approval matrix, and hiring additional staff for our accounting departments at LPOI and LPOIZ to improve segregation of duties, among other items. Other than these modifications, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during and since the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Entry Into a Material Definitive Agreement Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of Registrant

On November 5, 2021, we entered into the Second Letter Agreement with BankUnited. In accordance with the Second Letter Agreement, the parties agreed to initiate discussions regarding a possible modification, forbearance, or other resolution of the Amended Loan Agreement, which closing will occur on or before December 31, 2021. The Proposed Restructuring Agreement will include the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan; (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) the Term Loan will bear a higher interest rate commencing on August 1, 2022; (iv) an exit fee equal to 4% of the outstanding principal balance of the Term Loan on April 15, 2023 to the extent the Term Loan is still outstanding on such date and has not been refinanced with another lender; and (v) a fee of $50,000 payable upon execution of the Proposed Restructuring Agreement. The Second Letter Agreement also granted us a waiver of default arising prior to the Second Letter Agreement for our failure to comply with the fixed charge coverage ratio and total leverage ratio measured on September 30, 2021. Based on the Second Letter Agreement and the waiver, we are no longer in default of the Amended Loan Agreement. Additionally, the Second Letter Agreement states that BankUnited will waive compliance for the fixed charge coverage ratio and the total leverage ratio for the quarters ended December 31, 2021, March 31, 2022 and June 30, 2022, which waivers will be included in the Proposed Restructuring Agreement. Finally, in accordance with the Second Letter Agreement, we paid BankUnited a deposit equal to $25,000 to be used in connection with BankUnited’s legal fees, costs and expenses in connection with the Second Letter Agreement and the Proposed Restructuring Agreement.

The foregoing description of the Second Letter Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Second Letter Agreement filed herewith as Exhibit 10.2.

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

31

3.2.1

Second Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2021, and is incorporated herein by reference thereto.

10.1

Ninth Amendment to Lease dated as of September 21, 2021, between LightPath Technologies, Inc. and Challenger Discovery LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 27, 2021, and is incorporated herein by reference thereto.

10.2	Letter Agreement dated November 5, 2021 by and between LightPath Technologies, Inc. and BankUnited, N.A.*

10.3	Notice of Default and Waiver dated November 8, 2021 between LightPath Technologies, Inc. and BankUnited, N.A.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL	Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101 *

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 9, 2021	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: November 9, 2021	By:	/s/ Albert Miranda.
Albert Miranda
Chief Financial Officer

33