Form 10-Q
period 2021-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2022-02-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).Yes ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

27,034,266 shares of common stock, Class A, $0.01 par value, outstanding as of February 7, 2021.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2021. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$5,052,755	$6,774,694
Trade accounts receivable, net of allowance of $33,815 and $45,643	4,955,494	4,656,354
Inventories, net	7,315,065	8,659,587
Other receivables	267,325	137,103
Prepaid expenses and other assets	418,860	475,364
Total current assets	18,009,499	20,703,102

Property and equipment, net	13,158,718	13,279,867
Operating lease right-of-use assets	9,638,515	9,015,498
Intangible assets, net	5,020,339	5,582,881
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	147,000	147,000
Other assets	27,737	27,737
Total assets	$51,856,713	$54,610,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,249,296	$2,924,333
Accrued liabilities	1,087,936	1,067,265
Accrued payroll and benefits	1,990,911	2,810,043
Operating lease liabilities, current	816,789	799,507
Loans payable, current portion	777,424	634,846
Finance lease obligation, current portion	127,278	212,212
Total current liabilities	7,049,634	8,448,206

Finance lease obligation, less current portion	18,437	66,801
Operating lease liabilities, noncurrent	8,943,334	8,461,133
Loans payable, less current portion	3,776,246	4,057,365
Total liabilities	19,787,651	21,033,505

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting;
500,000 shares authorized; none issued and outstanding	-	-
Common stock: Class A, $.01 par value, voting;
44,500,000 shares authorized; 27,021,875 and 26,985,913
shares issued and outstanding	270,219	269,859
Additional paid-in capital	231,761,146	231,438,651
Accumulated other comprehensive income	1,972,262	2,116,152
Accumulated deficit	(201,934,565)	(200,247,177)
Total stockholders’ equity	32,069,062	33,577,485
Total liabilities and stockholders’ equity	$51,856,713	$54,610,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue, net	$9,243,174	$9,922,171	$18,346,517	$19,431,143
Cost of sales	6,443,328	6,291,835	12,374,736	11,950,615
Gross margin	2,799,846	3,630,336	5,971,781	7,480,528
Operating expenses:
Selling, general and administrative	2,946,998	2,763,178	5,816,044	5,203,655
New product development	551,960	529,902	978,971	980,399
Amortization of intangibles	281,271	281,271	562,542	562,542
Gain on disposal of property and equipment	-	(477)	-	(522)
Total operating expenses	3,780,229	3,573,874	7,357,557	6,746,074
Operating income (loss)	(980,383)	56,462	(1,385,776)	734,454
Other income (expense):
Interest expense, net	(50,331)	(55,147)	(96,080)	(113,696)
Other income (expense), net	10,819	93,252	(40,263)	5,517
Total other income (expense), net	(39,512)	38,105	(136,343)	(108,179)
Income (loss) before income taxes	(1,019,895)	94,567	(1,522,119)	626,275
Income tax provision	35,396	241,112	165,269	675,752
Net loss	$(1,055,291)	$(146,545)	$(1,687,388)	$(49,477)
Foreign currency translation adjustment	284	723,396	(143,890)	1,452,704
Comprehensive income (loss)	$(1,055,007)	$576,851	$(1,831,278)	$1,403,227
Loss per common share (basic)	$(0.04)	$(0.01)	$(0.06)	$(0.00)
Number of shares used in per share calculation (basic)	27,008,748	26,117,239	27,001,360	26,049,750
Loss per common share (diluted)	$(0.04)	$(0.01)	$(0.06)	$(0.00)
Number of shares used in per share calculation (diluted)	27,008,748	26,117,239	27,001,360	26,049,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485
Issuance of common stock for:
Employee Stock Purchase Plan	8,621	86	21,640	-	-	21,726
Stock-based compensation on stock options & RSUs	-	-	116,591	-	-	116,591
Foreign currency translation adjustment	-	-	-	(144,174)	-	(144,174)
Net loss	-	-	-	-	(632,097)	(632,097)
Balances at September 30, 2021	26,994,534	$269,945	$231,576,882	$1,971,978	$(200,879,274)	$32,939,531
Issuance of common stock for:
Settlement of RSUs, net	27,341	274	(274)	-	-	-
Stock-based compensation on stock options & RSUs	-	-	184,538	-	-	184,538
Foreign currency translation adjustment	-	-	-	284	-	284
Net loss	-	-	-	-	(1,055,291)	(1,055,291)
Balances at December 31, 2021	27,021,875	$270,219	$231,761,146	$1,972,262	$(201,934,565)	$32,069,062

Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	3,306	33	10,976	-	-	11,009
Exercise of stock options, net	207,640	2,076	124,024	-	-	126,100
Stock-based compensation on stock options & RSUs	-	-	136,849	-	-	136,849
Foreign currency translation adjustment	-	-	-	729,308	-	729,308
Net income	-	-	-	-	97,068	97,068
Balances at September 30, 2020	26,102,831	$261,028	$230,905,905	$1,465,200	$(196,964,858)	$35,667,275
Issuance of common stock for:
Exercise of stock options & RSU's, net	24,530	246	2,488	-	-	2,734
Stock-based compensation on stock options & RSUs	-	-	106,167	-	-	106,167
Foreign currency translation adjustment	-	-	-	723,396	-	723,396
Net loss	-	-	-	-	(146,545)	(146,545)
Balances at December 31, 2020	26,127,361	$261,274	$231,014,560	$2,188,596	$(197,111,403)	$36,353,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,687,388)	$(49,477)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,839,401	1,691,163
Interest from amortization of debt costs	14,854	9,286
Gain on disposal of property and equipment	-	(522)
Stock-based compensation on stock options & RSUs, net	301,129	243,016
Provision for doubtful accounts receivable	12,010	-
Change in operating lease assets and liabilities	(123,534)	(86,804)
Inventory write-offs to allowance	105,993	133,204
Changes in operating assets and liabilities:
Trade accounts receivable	(311,150)	(654,092)
Other receivables	(130,222)	132,051
Inventories	1,238,529	(841,999)
Prepaid expenses and other assets	56,504	266,797
Accounts payable and accrued liabilities	(1,473,498)	699,412
Net cash (used in) provided by operating activities	(157,372)	1,542,035

Cash flows from investing activities:
Purchase of property and equipment	(1,317,373)	(2,160,710)
Net cash used in investing activities	(1,317,373)	(2,160,710)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	128,834
Proceeds from sale of common stock from Employee Stock Purchase Plan	21,726	11,009
Loan costs	(61,223)	-
Borrowings on loans payable	266,850	275,377
Payments on loans payable	(336,985)	(395,257)
Repayment of finance lease obligations	(133,298)	(136,332)
Net cash used in financing activities	(242,930)	(116,369)
Effect of exchange rate on cash and cash equivalents	(4,264)	653,899
Change in cash and cash equivalents	(1,721,939)	(81,145)
Cash and cash equivalents, beginning of period	6,774,694	5,387,388
Cash and cash equivalents, end of period	$5,052,755	$5,306,243

Supplemental disclosure of cash flow information:
Interest paid in cash	$81,533	$105,029
Income taxes paid	$197,103	$512,499

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to our significant accounting policies during the six months ended December 31, 2021, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was not significant as of June 30, 2021 and December 31, 2021.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and six months ended December 31, 2021 and 2020 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
PMO	$3,762,497	$4,742,459	$7,575,447	$9,036,062
Infrared Products	5,075,168	4,808,102	9,963,086	9,532,606
Specialty Products	405,509	371,610	807,984	862,475
Total revenue	$9,243,174	$9,922,171	$18,346,517	$19,431,143

4. Inventories

The components of inventories include the following:

	December 31, 2021	June 30, 2021
Raw materials	$3,554,854	$3,908,630
Work in process	2,224,616	2,473,070
Finished goods	2,806,800	3,467,105
Allowance for obsolescence	(1,271,205)	(1,189,218)
	$7,315,065	$8,659,587

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.9 million and $2.0 million as of December 31, 2021 and June 30, 2021, respectively.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	December 31, 2021	June 30, 2021
Manufacturing equipment	5 - 10	$23,127,363	$21,465,402
Computer equipment and software	3 - 5	967,153	918,679
Furniture and fixtures	5	359,965	362,944
Leasehold improvements	5 - 7	3,133,857	2,944,543
Construction in progress		722,631	1,529,452
Total property and equipment		28,310,969	27,221,020
Less accumulated depreciation and amortization		(15,152,251)	(13,941,153)
Total property and equipment, net		$13,158,718	$13,279,867

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the six months ended December 31, 2021.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	December 31, 2021	June 30, 2021
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(5,655,661)	(5,093,119)
Total intangible assets, net		$5,020,339	$5,582,881

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2022 (remaining six months)	562,541
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025	658,398
After June 30, 2025	1,549,234
$5,020,339

7. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
(Loss) income before income taxes	$(1,019,895)	$94,567	$(1,522,119)	$626,275
Income tax provision	$35,396	$241,112	$165,269	$675,752
Effective income tax rate	-3%	255%	-11%	108%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and six months ended December 31, 2021 and 2020, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2021 and June 30, 2021, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2021, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

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

The following table shows total stock-based compensation expense for the three and six months ended December 31, 2021 and 2020 included in selling, general and administrative (“SG&A”) expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Stock options	$25,879	$19,021	$50,007	$34,241
RSUs	158,659	87,146	251,122	208,775
Total	$184,538	$106,167	$301,129	$243,016

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $2,155 and $1,091 for the six months ended December 31, 2021 and 2020, respectively, is included in SG&A expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months ended December 31, 2021 and 2020. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the six months ended December 31, 2021. For stock options granted in the six-month period ended December 31, 2020, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

Weighted-average expected volatility	71.2%
Dividend yields	0%
Weighted-average risk-free interest rate	0.74%
Weighted-average expected term, in years	7.49

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the six months ended December 31, 2021 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2021	432,927	$2.01	8.8	1,761,885	0.9

Granted	-	$-		318,461	1.5
Exercised	-	$-		(27,341)
Cancelled/Forfeited	(15,526)	$1.86		(5,534)
December 31, 2021	417,401	$2.02	8.3	2,047,471	0.9

Awards exercisable/
vested as of
December 31, 2021	109,630	$1.60	7.5	1,334,978	-

Awards unexercisable/
unvested as of
December 31, 2021	307,771	$2.16	8.6	712,493	0.9
	417,401			2,047,471

RSU awards vest immediately or from one to four years from the date of grant.

As of December 31, 2021, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2022 (remaining six months)	$53,361	$378,642	$432,003
June 30, 2023	115,881	455,653	571,534
June 30, 2024	94,196	190,864	285,060
June 30, 2025	33,885	54,308	88,193
	$297,323	$1,079,467	$1,376,790

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net loss	$(1,055,291)	$(146,545)	$(1,687,388)	$(49,477)

Weighted-average common shares outstanding:
Basic number of shares	27,008,748	26,117,239	27,001,360	26,049,750

Effect of dilutive securities:
Options to purchase common stock	-	-	-	-
RSUs	-	-	-	-
Diluted number of shares	27,008,748	26,117,239	27,001,360	26,049,750

Loss per common share:
Basic	$(0.04)	$(0.01)	$(0.06)	$(0.00)
Diluted	$(0.04)	$(0.01)	$(0.06)	$(0.00)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Options to purchase common stock	420,767	372,276	423,853	589,892
RSUs	1,102,803	2,409,499	1,819,119	2,368,901
	1,523,570	2,781,775	2,242,972	2,958,793

10. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2032. We include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under three finance lease agreements, entered into during fiscal 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

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

The components of lease expense were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating lease cost	$171,911	$173,437	$344,141	$340,411
Finance lease cost:
Depreciation of lease assets	43,825	47,354	91,179	113,223
Interest on lease liabilities	5,315	11,432	11,747	24,256
Total finance lease cost	49,140	58,786	102,926	137,479
Total lease cost	$221,051	$232,223	$447,067	$477,890

Supplemental balance sheet information related to leases was as follows:

	Classification	December 31, 2021	June 30, 2021
Assets:
Operating lease assets	Operating lease assets	$9,638,515	$9,015,498
Finance lease assets	Property and equipment, net(1)	132,444	477,102
Total lease assets		$9,770,959	$9,492,600

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$816,789	$799,507
Finance leases	Finance lease liabilities, current	127,278	212,212

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,943,334	8,461,133
Finance leases	Finance lease liabilities, less current portion	18,437	66,801
Total lease liabilities		$9,905,838	$9,539,653

(1)

Finance lease assets were recorded net of accumulated depreciation of approximately $398,000 and $1.2 million as of December 31, 2021 and June 30, 2021, respectively. During the three months ended December 31, 2021, we executed a purchase option at the end of one of our finance leases, therefore the related asset and accumulated depreciation were reclassified from finance lease assets.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	December 31, 2021
Weighted Average Remaining Lease Term (in years)
Operating leases	10.9
Finance leases	1.1

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	7.7%

Supplemental cash flow information:

	Six Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$448,485	$427,215
Operating cash used for finance leases	$11,747	$24,256
Financing cash used for finance leases	$133,298	$136,332

Future maturities of lease liabilities were as follows as of December 31, 2021:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2022 (remaining six months)	$86,738	$326,245
June 30, 2023	59,647	1,059,682
June 30, 2024	11,811	1,038,253
June 30, 2025		1,065,958
June 30, 2026		980,589
Thereafter		7,034,987
Total future minimum payments	158,196	11,505,714
Less imputed interest	(12,481)	(1,745,591)
Present value of lease liabilities	$145,715	$9,760,123

11. Loans Payable

As of December 31, 2021 and June 30, 2021, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which Guidance Line has since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to an acquisition term loan.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “First Amendment”). The First Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

On September 9, 2021, we entered into a letter agreement with BankUnited (the “Letter Agreement”). The Letter Agreement: (i) reduced the fixed charge coverage ratio to 1.0 for the quarter ending September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modified the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the employee matters that occurred during fiscal 2021 at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminated the Guidance Line; and (iv) requires approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ending September 30, 2021 and December 31, 2021. The Letter Agreement also granted us a waiver of default arising prior to the Letter Agreement for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we were no longer in default of the Amended Loan Agreement as of June 30, 2021. Finally, in connection with the Letter Agreement, we paid BankUnited a fee equal to $10,000.

On November 5, 2021, we entered into a letter agreement with BankUnited (the “Second Letter Agreement”). In accordance with the Second Letter Agreement, the parties agreed to initiate discussions regarding a possible modification, forebearance, or other resolution of the Amended Loan Agreement (as defined below), which resolution would occur on or before December 31, 2021. On December 20, 2021, we entered into the Second Amendment to the Loan Agreement dated February 26, 2019 (the “Second Amendment”; and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the “Amended Loan Agreement”), which further amended that certain Loan Agreement, dated February 26, 2019, with BankUnited. In accordance with the Second Amendment, the parties agreed to the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan (as defined in the Amended Loan Agreement); (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) beginning on December 20, 2021, each facility will bear interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (2.75% as of December 31, 2021), as adjusted from time to time, (iv) the Term Loan will bear a higher interest rate commencing on August 1, 2022; (v) an exit fee equal to 4% of the outstanding principal balance of the Term Loan on April 15, 2023 (to the extent the Term Loan is still outstanding on such date and has not been refinanced with another lender); and (vi) a fee of $50,000 payable upon execution of the Second Amendment. The Second Amendment also granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022.

We have commenced discussions with other lenders, with the intent of refinancing our credit facility prior to maturity with reasonable commercial terms, of which there can be no assurance. If we are unable to refinance the credit facility with other commercial lenders prior to maturity, we may need to raise additional equity financing, source financing through non-commercial lenders or further reduce certain operating expenses and capital expenditures. For additional information, see Note 14, Liquidity.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited will make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds will be used for working capital and general corporate purposes. Amounts borrowed under the BankUnited Revolving Line may be repaid and re-borrowed at any time prior to February 26, 2022, at which time all amounts will be immediately due and payable. The advances under the BankUnited Revolving Line bear interest, on the outstanding daily balance, at a per annum rate equal to 2.75% above the 30-day LIBOR. Interest payments are due and payable, in arrears, on the first day of each month. There were no borrowings under the BankUnited Revolving Line as of December 31, 2021.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The BankUnited Term Loan was for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Second Amendment, the maturity date of the Term Loan is April 15, 2023. The BankUnited Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. However, pursuant to the Second Amendment, beginning on December 20, 2021, each facility bears interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (2.75% as of December 31, 2021), as adjusted from time to time. Equal monthly principal payments of approximately $48,446, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Pursuant to the Second Amendment, the monthly payment, including principal and interest, will increase to $100,000, commencing November 1, 2022. Upon maturity, all principal and interest shall be immediately due and payable. For additional information, see Note 14, Liquidity.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. Pursuant to the Second Amendment, compliance for both the fixed charge coverage ratio and total leverage ratio was waived for the quarter ended December 31, 2021, and we were in compliance with all other required covenants, as amended.

We may prepay any or all of the BankUnited Loans in whole or in part at any time, without penalty or premium. Late payments are subject to a late fee equal to five percent (5%) of the unpaid amount. Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above the 30-day LIBOR applicable immediately prior to the occurrence of the event of default. Pursuant to the Second Amendment, beginning on December 20, 2021, the default rate was converted to five percent (5%) above BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time. The Amended Loan Agreement contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality.

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $14,900 and $9,300 is included in interest expense for the six-month periods ended December 31, 2021 and 2020, respectively.

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

Future maturities of loans payable are as follows:

Fiscal year ending:	BankUnited Term Loan	Equipment Loan	Unamortized Debt Costs	Total

June 30, 2022 (remaining six months)	$290,675	$55,505	(37,122)	$309,058
June 30, 2023	3,924,113	111,006	(58,772)	3,976,347
June 30, 2024	-	111,006	-	111,006
June 30, 2025	-	111,006	-	111,006
After June 30, 2025	-	46,253	-	46,253
Total payments	$4,214,788	$434,776	$(95,894)	4,553,670
Less current portion				(777,424)
Non-current portion				$3,776,246

12. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $2.0 million and $2.1 million as of December 31, 2021 and June 30, 2021, respectively. We also recognized net foreign currency transaction losses of $14,000 and net foreign currency transaction gains of $77,000 during the three months ended December 31, 2021 and 2020, respectively. During the six months ended December 31, 2021 and 2020, we recognized net foreign currency transaction losses of approximately $40,000 and $21,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $5.1 million at December 31, 2021. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2021, LPOIZ had approximately $5.2 million in retained earnings that can be used for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2021, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2021.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021
Assets	$19.6 million	$20.1 million	$11.1 million	$11.3 million
Net assets	$15.7 million	$16.6 million	$9.5 million	$9.0 million

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

We have incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 during the year ended June 30, 2021. During the three and six months ended December 31, 2021, we incurred an additional $153,000 and $481,000, respectively. Such expenses were recorded as SG&A expenses in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

We also identified a further liability in the amount of $210,000, which may be incurred in the future due to the actions of these employees. This amount was accrued as of June 30, 2021, pending further investigation, and was included in “Other Expense, net” in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. This amount remains accrued as of December 31, 2021.

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees’ rights to such payments. However, based on the likelihood that the courts in China will determine that our subsidiaries will ultimately be obligated to pay these amounts, we accrued for these payments as of June 30, 2021. Such expenses were recorded as SG&A expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. This amount remains accrued as of December 31, 2021.

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

Although we have taken steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, we have experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month period ended June 30, 2021 and the six-month period ended December 31, 2021, which management anticipates may continue for the next few quarters. The Company has not experienced, nor does management anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to its other subsidiaries for their customers.

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

14. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. As discussed in in Note 11, Loans Payable, we have commenced discussions with other lenders, and we anticipate refinancing our debt obligations with a new lender prior to the maturity date of the Term Loan, of which there can be no assurances. If we are unable to refinance the credit facility with other commercial lenders prior to maturity, we may need to raise additional equity financing, source financing through non-commercial lenders or further reduce certain operating expenses and capital expenditures. Our plans may include potentially filing a shelf registration statement to be available for equity offerings. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, greater than 50% of our cash and cash equivalents is held by our foreign subsidiaries and, although we regularly repatriate cash, it may not be readily available to repay liabilities in the U.S. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability.

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

Potential Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. Thereafter, COVID-19 spread throughout world, including the United States. Throughout the COVID-19 pandemic, our manufacturing facilities in China, Latvia, and the United States have continued to operate substantially as normal. Some of our United States- and Latvia-based non-manufacturing employees are continuing to work remotely, either on a full or partial basis. Where possible, we have staggered shifts to reduce contact within shifts and between different shifts, and have minimized interaction and physical proximity between employees working within the same building. Those measures are continuously adjusted in each of our locations, according to local conditions and guidelines. To date, we have not seen any significant direct negative impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. In addition, we saw some increased demand for thermal imaging assemblies for fever detection applications in response to the pandemic. Such demand has leveled off in recent quarters. Additionally, some areas have imposed travel restrictions, which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2022 and, possibly, beyond.

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

Results of Operations

Revenue

Three months ended December 31, 2021, compared to three months ended December 31, 2020

Revenue for the second quarter of fiscal 2022 was approximately $9.2 million, a decrease of approximately $679,000, or 7%, as compared to approximately $9.9 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $5.1 million in the second quarter of fiscal 2022, an increase of approximately $267,000, or 6%, as compared to approximately $4.8 million in the same period of the prior fiscal year. The increase in revenue generated by infrared products is primarily driven by sales to customers in the industrial and defense markets. Revenue generated by PMO products was approximately $3.8 million for the second quarter of fiscal 2022, a decrease of approximately $980,000, or 21%, as compared to approximately $4.7 million in the same period of the prior fiscal year. As discussed in recent prior quarters, the decrease in sales of PMO products was a result of both our largest telecommunications customer decreasing their orders, and a temporary decrease in our domestic sales in China due to the transition of our management team in China. While sales of products for the telecommunications market continue to be lower as we replace them with sales of products for other markets, our domestic sales in China have partially recovered, as previously demonstrated by sequential growth of 30% in our PMO sales from the fourth quarter of fiscal 2021 to the first quarter of fiscal 2022. PMO sales for the second quarter of fiscal 2022 maintained a similar level as compared to the first quarter of fiscal 2022. These decreases were partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and medical industries. Revenue generated by our specialty products was approximately $406,000 in the second quarter of fiscal 2022, an increase of approximately $34,000, or 9%, compared to $372,000 in the same period of the prior fiscal year. This increase is primarily due to NRE projects for customers in the commercial and defense industries during the second quarter of fiscal 2022.

Six months ended December 31, 2021, compared to six months ended December 31, 2020

Revenue for the first half of fiscal 2022 was approximately $18.3 million, a decrease of approximately $1.1 million, or 6%, as compared to approximately $19.4 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $10.0 million in the first half of fiscal 2022, an increase of approximately $430,000, or 5%, as compared to approximately $9.5 million in the same period of the prior fiscal year. The increase in revenue is primarily driven by sales to customers in the industrial market. Revenue generated by PMO products was approximately $7.6 million for the first half of fiscal 2022, a decrease of approximately $1.5 million, or 16%, as compared to approximately $9.0 million in the same period of the prior fiscal year. As previously discussed, PMO sales for the first and second quarters of fiscal 2022 demonstrate partial recovery as compared to the fourth quarter of fiscal 2021. The decreases in telecommunications and other domestic sales in China were partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and commercial industries. Revenue generated by our specialty products was approximately $808,000 in the first half of fiscal 2022, a decrease of approximately $54,000, or 6%, compared to $862,000 in the same period of the prior fiscal year. This decrease is primarily related to sales of custom specialty products during the first half of fiscal 2021, which orders did not repeat in the first half of fiscal 2022. This decrease was partially offset by an increase in NRE projects for customers in the commercial and defense industries, particularly in the second quarter of fiscal 2022.

Cost of Sales and Gross Margin

Three months ended December 31, 2021, compared to three months ended December 31, 2020

Gross margin in the second quarter of fiscal 2022 was approximately $2.8 million, a decrease of 23%, as compared to approximately $3.6 million in the same period of the prior fiscal year. Total cost of sales was approximately $6.4 million for the second quarter of fiscal 2022, compared to approximately $6.3 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 30% for the second quarter of fiscal 2022, compared to 37% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to the mix of products sold in each respective period. Infrared products, which typically have lower margins than our PMO products, comprised 55% of revenue for the second quarter of fiscal 2022, as compared to 48% of revenue for the second quarter of fiscal 2021. In addition, infrared product sales for the second quarter of fiscal 2022 primarily consisted of non-molded infrared products, which typically have lower margins than molded infrared products. Infrared product margins also reflect increased costs associated with the completion of the coating department in our Riga Facility, which will improve over time as that facility works through the qualification stages and begins to produce at volume.

Six months ended December 31, 2021, compared to six months ended December 31, 2020

Gross margin in the first half of fiscal 2022 was approximately $6.0 million, a decrease of 20%, as compared to approximately $7.5 million in the same period of the prior fiscal year. Total cost of sales was approximately $12.4 million for the first half of fiscal 2022, compared to approximately $12.0 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 33% for the first half of fiscal 2022, compared to 38% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to the mix of products sold in each respective period. Infrared products, which typically have lower margins than our PMO products, comprised 54% of revenue for the first half of fiscal 2022, as compared to 49% of revenue for the first half of fiscal 2021. Gross margins for newer infrared products have begun to improve in comparison to prior periods, as we move past some of the traditional start-up inefficiencies of new lenses moving into the volume production stage. The yield issues previously experienced in connection with BD6 coatings were resolved during the first quarter of fiscal 2022, which has begun to decrease our costs for those products. We continue to see progress toward bringing our manufacturing efficiencies on these new products to a level similar to our existing products, particularly as we begin to further utilize the new coating chambers added to the Riga Facility.

Selling, General and Administrative

Three months ended December 31, 2021, compared to three months ended December 31, 2020

Selling, general and administrative (“SG&A”) costs were approximately $2.9 million for the second quarter of fiscal 2022, an increase of approximately $184,000, or 7%, as compared to approximately $2.8 million in the same period of the prior fiscal year. This increase is primarily due to approximately $153,000 of expenses incurred in the second quarter of fiscal 2022 associated with the previously described events that occurred at our Chinese subsidiaries, including legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. In addition, it was determined that one of our Chinese subsidiaries is obligated to pay $248,000 in VAT and related taxes from prior years, which was accrued during the three months ended December 31, 2021. The remaining increase in SG&A costs, as compared to the same period of the prior fiscal year, is due to increases in personnel-related costs and a moderate increase in travel expenses as COVID-19 restrictions are reduced. These increases were partially offset by the absence of approximately $400,000 of non-recurring additional compensation to our former Chief Executive Officer, which was included in SG&A for the second quarter of fiscal 2021, and previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020.

Six months ended December 31, 2021, compared to six months ended December 31, 2020

For the first half of fiscal 2022, SG&A costs were approximately $5.8 million, an increase of approximately $612,000, or 12%, as compared to approximately $5.2 million in the same period of the prior fiscal year. The increase is primarily due to approximately $481,000 of expenses incurred associated with the previously described events that occurred at our Chinese subsidiaries, including legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. In addition, SG&A costs for the first half of fiscal 2022 include the aforementioned $248,000 of VAT and related taxes owed by one of our Chinese subsidiaries from prior years. The remaining increase in SG&A costs, as compared to the same period of the prior fiscal year, is due to increases in personnel-related costs associated with a moderate increase in headcount. These increases were partially offset by the absence of approximately $400,000 of non-recurring additional compensation to our former Chief Executive Officer which was included in SG&A for the second quarter of fiscal 2021, and previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020.

New Product Development

New product development costs were approximately $552,000 in the second quarter of fiscal 2022, an increase of approximately $22,000, or 4%, as compared to the same period of the prior fiscal year. This increase is primarily due to personnel-related costs. New product development costs were approximately $979,000 in the first half of fiscal 2022, nearly the same as the $980,000 expended in the same period of the prior fiscal year.

Other Income (Expense)

Interest expense, net, was approximately $50,000 for the second quarter of fiscal 2022, as compared to $55,000 for the same period of the prior fiscal year. For the first half of fiscal 2022, interest expense, net, was approximately $96,000, as compared to $114,000 for the same period of the prior fiscal year. The decrease in interest expense is due to lower interest rates and a reduction in our total debt of 18% as of the quarter ended December 31, 2021, as compared to the quarter ended December 31, 2020.

Other income, net, was approximately $11,000 for the second quarter of fiscal 2022, as compared to $93,000 for the same period of the prior fiscal year. Other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. For the first half of fiscal 2022, other expense, net was approximately $40,000, as compared to other income, net, of $6,000 for the same period of the prior fiscal year. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the second quarter of fiscal 2022, we incurred net foreign currency transaction losses of approximately $14,000, compared to net foreign currency transaction gains of $77,000 for the same period of the prior fiscal year. During the first half of fiscal 2022, we incurred net foreign currency transaction losses of $40,000, as compared to $21,000 for the same period of the prior fiscal year.

Income Taxes

During the second quarter of fiscal 2022, income tax expense was approximately $35,000, compared to approximately $241,000 for the same period of the prior fiscal year. During the first half of fiscal 2022, income tax expense was approximately $165,000, as compared to $676,000 in the same period of the prior fiscal year. Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the second quarter of fiscal 2022 was approximately $1.1 million, or $0.04 basic and diluted loss per share, compared to $147,000, or $0.01 basic and diluted loss per share, for the second quarter of fiscal 2021. The decrease in net income for the second quarter of fiscal 2022, as compared to the same period of the prior fiscal year, was primarily attributable to lower gross margin and higher SG&A expenses, including expenses incurred related to the previously described events that occurred in our Chinese subsidiaries. The resulting decrease in operating income was partially offset by a decrease in the provision for income taxes of approximately $206,000, as compared to the same period of the prior fiscal year.

Net loss for the first half of fiscal 2022 was approximately $1.7 million, or $0.06 basic and diluted loss per share, compared to $49,000, or $0.00 basic and diluted loss per share, for the first half of fiscal 2021. The decrease in net income for the first half of fiscal 2022, as compared to the same period of the prior fiscal year, was primarily attributable to lower gross margin and increased SG&A expenses, including expenses incurred related to the previously described events that occurred in our Chinese subsidiaries. The resulting decrease in operating income was partially offset by a decrease in the provision for income taxes of approximately $510,000, as compared to the same period of the prior fiscal year.

Weighted-average common shares outstanding were 27,008,748, basic and diluted, in the second quarter of fiscal 2022, compared to 26,117,239, basic and diluted, in the second quarter of fiscal 2021. Weighted-average common shares outstanding were 27,001,360, basic and diluted, in the first half of fiscal 2022, compared to 26,049,750, basic and diluted, in the first half of fiscal 2021. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock (i) under the 2014 ESPP, (ii) upon the exercises of stock options, and (iii) underlying vested RSUs.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of approximately $11.0 million and total cash and cash equivalents of approximately $5.1 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. We repatriated approximately $1.8 million and $2 million from LPOIZ during the six-month periods ended December 31, 2021 and 2020, respectively. As of December 31, 2021, LPOIZ had approximately $5.2 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2021, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2021.

Loans payable consists of the BankUnited Term Loan and the BankUnited Revolving Line, both pursuant to the Amended Loan Agreement, and the subordinated Equipment Loan. As of December 31, 2021, the outstanding balance on the BankUnited Term Loan was approximately $4.2 million, and there were no borrowings outstanding on the BankUnited Revolving Line. The outstanding balance on the Equipment Loan was approximately $435,000 as of December 31, 2021.

The Amended Loan Agreement and the Letter Agreement includes certain customary covenants. As of December 31, 2021, we obtained a waiver of compliance for both the fixed charge coverage ratio and total leverage ratio, and we were in compliance with all other covenants, as amended. For additional information, see Note 11, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Cash Flows – Operating:

Cash used in operations was approximately $157,000 for the first half of fiscal 2022, compared to cash provided by operations of approximately $1.5 million for the same period of the prior fiscal year. The decrease in cash flows from operations during the first half of fiscal 2022 is due to the decrease in net income and a decrease in accounts payable and accrued liabilities, partially offset by a reduction in inventory. The decrease in accounts payable and accrued liabilities was primarily due to the previously described events that occurred at our Chinese subsidiaries, for which certain expenses were accrued as of June 30, 2021, many of which were paid during the first half of fiscal 2022, as well as payment of certain bonuses earned by our executive officers and other employees during fiscal 2021 and the first installment payment of payroll taxes deferred in fiscal 2020 under the CARES act.

Cash Flows – Investing:

During the first half of fiscal 2021, we expended approximately $1.3 million in investments in capital equipment, compared to approximately $2.2 million in the same period of the prior fiscal year. The majority of our capital expenditures during the first half of fiscal 2022 were related to the continued expansion of our infrared coating capacity as well as increasing our lens diamond turning capacity to meet current and forecasted demand. Overall, we anticipate that the level of capital expenditures during fiscal 2022 will be less than fiscal 2021, however, the total amount expended will depend on opportunities and circumstances.

Cash Flows – Financings:

Net cash used in financing activities was approximately $243,000 for the first half of fiscal 2022, compared to approximately $116,000 in the same period of the prior fiscal year. Cash used in financing activities for the first half of fiscal 2022 reflects approximately $470,000 in principal payments on our loans and finance leases, loan costs of approximately $61,000 associated with the restructure of the BankUnited Term Loan, offset by proceeds of approximately $267,000 from the Equipment Loan, and approximately $22,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first half of fiscal 2021 reflects approximately $531,000 in principal payments on our loans and capital leases, offset by proceeds of approximately $275,000 from the Equipment Loan, and approximately $140,000 in proceeds from the exercise of stock options and the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of December 31, 2021, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first six months of fiscal 2022 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Our total backlog at December 31, 2021 was approximately $21.9 million, a decrease of 8%, as compared to $23.8 million as of December 31, 2020. Compared to the end of fiscal 2021, our total backlog increased by 3% during the first half of fiscal 2022. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2021	$23,835	9%	14%
Q3 2021	$19,498	-11%	-18%
Q4 2021	$21,329	-3%	9%
Q1 2022	$19,265	-10%	-10%
Q2 2022	$21,929	3%	14%

The increase in our backlog from the first quarter of fiscal 2022 to the second quarter of fiscal 2022 was largely due to the renewal of a large annual contract for infrared products during the second quarter, which we will begin shipping against in the third quarter of fiscal 2022, after shipments against the previous contract are completed. The timing of this renewal is similar to prior fiscal years, however the dollar value of the new annual contract is less than the prior year contract, which is the primary driver of the decrease in backlog as of December 31, 2021 as compared to December 31, 2020. The lower dollar value is the result of a strategic decision to bid on fewer, higher-value items. Backlog levels may increase substantially when annual and multi-year orders are received, and the total backlog is subsequently drawn down as shipments are made against these orders. Our annual and multi-year contracts are expected to renew in future quarters.

We continue to experience a growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our new BD6 material. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure; however, we believe that the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel, has adversely impacted the domestic sales in China of these subsidiaries over the past two quarters, which could continue for a few more quarters, and which would affect potential growth in our PMO lens business for that period. Our former employees, including management personnel, maintained relationships with certain of our customers in China and we expect that until our new sales and management personnel establish relationships with these customers, of which there can be no assurance, domestic sales in China may be adversely impacted. Although the recovery is taking longer than initially expected, we have begun to recapture some customers. Our sales and management team in China was enhanced in October 2021 with two key new hires, and we are beginning to see more progress in this area.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and six-month periods ended December 31, 2021 and 2020:

	(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,		Quarter	Year-to-date
	2021	2020	2021	2020	% Change	% Change
Revenue
PMO	$3,762,497	$4,742,459	$7,575,447	$9,036,062	-21%	-16%
Infrared Products	5,075,168	4,808,102	9,963,086	9,532,606	6%	5%
Specialty Products	405,509	371,610	807,984	862,475	9%	-6%
Total revenue	$9,243,174	$9,922,171	$18,346,517	$19,431,143	-7%	-6%

Units
PMO	520,001	1,008,768	1,014,308	2,135,545	-48%	-53%
Infrared Products	103,850	103,703	248,297	282,625	0%	-12%
Specialty Products	4,532	7,704	9,794	17,337	-41%	-44%
Total units	628,383	1,120,175	1,272,399	2,435,507	-44%	-48%

Three months ended December 31, 2021

Our revenue decreased by approximately $679,000 for the second quarter of fiscal 2022, as compared to the same period of the prior fiscal year, primarily due to a decrease in PMO product sales, partially offset by an increase in infrared product sales.

Revenue generated by the PMO product group during the second quarter of fiscal 2022 was $3.8 million, a decrease of approximately $980,000, or 21%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to a reduction in orders from a key customer in the telecommunications market, due to a decrease in that customer’s market share. This decrease was partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and commercial industries. Sales of PMO units decreased by 48%, as compared to the same period of the prior fiscal year, and average selling prices increased by 54%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices. The unit volume for telecommunications products decreased by approximately 66% for the second quarter of fiscal 2022, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the second quarter of fiscal 2022 was $5.1 million, an increase of approximately $267,000, or 6%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily driven by sales to customers in the industrial and defense markets. During the second quarter of fiscal 2022, sales of infrared units were similar to the prior year period.

In the second quarter of fiscal 2022, our specialty products revenue increased by $34,000, or 9%, as compared to the same period of the prior fiscal year, primarily due to NRE projects for customers in the commercial and defense industries during the second quarter of fiscal 2022.

Six months ended December 31, 2021

Our revenue decreased by approximately $1.1 million for the first half of fiscal 2022, as compared to the same period of the prior fiscal year, primarily due to a decrease in PMO product sales, partially offset by an increase in infrared product sales.

Revenue generated by the PMO product group during the first half of fiscal 2022 was $7.6 million, a decrease of approximately $1.5 million, or 16%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to a reduction in orders from a key customer in the telecommunications market, due to a decrease in that customer’s market share. This decrease was partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and medical industries. Sales of PMO units decreased by 53%, as compared to the same period of the prior fiscal year, and average selling prices increased by 77%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices. The unit volume for telecommunications products decreased by approximately 65% for the first half of fiscal 2022, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the first half of fiscal 2022 was $10.0 million, an increase of approximately $430,000, or 5%, as compared to the same period of the prior fiscal year. The increase in revenue is driven by sales of non-molded infrared products, primarily to customers in the industrial market. During the first half of fiscal 2022, sales of infrared units decreased by 12%, as compared to the prior year period. The decrease in units is due primarily due to the mix of products shipped, including more thermal imaging assemblies which are lower in volume and higher in price, as well as more larger diamond-turned lenses. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of the increased demand for infrared products, including thermal imaging assemblies. During fiscal 2020 and 2021, we saw an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications have been accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the first half of fiscal 2022, our specialty products revenue decreased by $54,000, or 6%, as compared to the same period of the prior fiscal year, primarily related to sales of custom specialty products during the first half of fiscal 2021, which orders did not repeat in the first half of fiscal 2022. This decrease was partially offset by an increase in NRE projects for customers in the commercial and defense industries, particularly in the second quarter of fiscal 2022.

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

EBITDA

EBITDA is a non-GAAP financial measure used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA, as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not necessarily a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three and six months ended December 31, 2021 and 2020:

	(unaudited)
	Quarter Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(1,055,291)	$(146,545)	$(1,687,388)	$(49,477)
Depreciation and amortization	928,439	864,855	1,839,401	1,691,163
Income tax provision	35,396	241,112	165,269	675,752
Interest expense	50,331	55,147	96,080	113,696
EBITDA	$(41,125)	$1,014,569	$413,362	$2,431,134
% of revenue	0%	10%	2%	13%

Our EBITDA for the three months ended December 31, 2021 was a loss of approximately $41,000, compared to earnings of $1.0 million for the same period of the prior fiscal year. The decrease in EBITDA in the second quarter of fiscal 2022 was primarily attributable to lower revenue and gross margin, coupled with increased SG&A expenses, largely related to the previously described events that occurred in our China subsidiaries.

Our EBITDA for the six months ended December 31, 2021 was approximately $413,000, compared to $2.4 million for the same period of the prior fiscal year. The decrease in EBITDA in the first half of fiscal 2022 was primarily attributable to lower gross margin and increased SG&A expenses, including expenses incurred related to the previously described events that occurred in our Chinese subsidiaries.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

In connection with the events that occurred at our Chinese subsidiaries, we have adopted additional policies and procedures designed to improve our internal controls, including, without limitation, revising the reporting structure for our foreign-based finance directors, adopting Codes of Conduct applicable to our subsidiaries’ foreign-based employees, adopting an internal authority approval matrix, and hiring additional staff for our accounting departments at LPOI and LPOIZ to improve segregation of duties, among other items. Other than these modifications, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during and since the six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

34

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

10.1

Second Amendment to Loan Agreement dated as of December 20, 2021, between LightPath Technologies, Inc. and BankUnited N.A., which was filed as Exhibit 10.1 t our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on December 23, 2021, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 10, 2022	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: February 10, 2022	By:	/s/ Albert Miranda.
Albert Miranda
Chief Financial Officer

36