Form 10-Q
period 2022-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2022-05-12
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

27,046,790 shares of common stock, Class A, $0.01 par value, outstanding as of May 10, 2022.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions, particularly at our foreign facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2021. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$5,240,946	$6,774,694
Trade accounts receivable, net of allowance of $25,692 and $45,643	4,976,891	4,656,354
Inventories, net	7,617,849	8,659,587
Other receivables	31,505	137,103
Prepaid expenses and other assets	438,878	475,364
Total current assets	18,306,069	20,703,102

Property and equipment, net	12,628,654	13,279,867
Operating lease right-of-use assets	10,598,425	9,015,498
Intangible assets, net	4,739,069	5,582,881
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	147,000	147,000
Other assets	27,737	27,737
Total assets	$52,301,859	$54,610,990
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,661,862	$2,924,333
Accrued liabilities	670,171	1,067,265
Accrued payroll and benefits	1,986,328	2,810,043
Operating lease liabilities, current	973,174	799,507
Loans payable, current portion	902,601	634,846
Finance lease obligation, current portion	91,277	212,212
Total current liabilities	7,285,413	8,448,206

Finance lease obligation, less current portion	15,392	66,801
Operating lease liabilities, noncurrent	9,686,335	8,461,133
Loans payable, less current portion	3,489,070	4,057,365
Total liabilities	20,476,210	21,033,505

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	-	-
Common stock: Class A, $0.01 par value, voting; 44,500,000 shares authorized; 27,034,266 and 26,985,913 shares issued and outstanding	270,343	269,859
Additional paid-in capital	232,031,350	231,438,651
Accumulated other comprehensive income	1,953,524	2,116,152
Accumulated deficit	(202,429,568)	(200,247,177)
Total stockholders’ equity	31,825,649	33,577,485
Total liabilities and stockholders’ equity	$52,301,859	$54,610,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue, net	$8,305,412	$10,701,362	$26,651,929	$30,132,505
Cost of sales	5,271,161	6,797,605	17,645,897	18,748,220
Gross margin	3,034,251	3,903,757	9,006,032	11,384,285
Operating expenses:
Selling, general and administrative	2,619,269	2,805,829	8,435,313	8,009,484
New product development	590,405	640,528	1,569,376	1,620,927
Amortization of intangibles	281,270	281,270	843,812	843,812
Loss on disposal of property and equipment	337	9,473	337	8,951
Total operating expenses	3,491,281	3,737,100	10,848,838	10,483,174
Operating income (loss)	(457,030)	166,657	(1,842,806)	901,111
Other income (expense):
Interest expense, net	(54,984)	(52,795)	(151,064)	(166,491)
Other income (expense), net	180,070	(28,592)	139,807	(23,075)
Total other income (expense), net	125,086	(81,387)	(11,257)	(189,566)
Income (loss) before income taxes	(331,944)	85,270	(1,854,063)	711,545
Income tax provision	163,059	307,834	328,328	983,586
Net loss	$(495,003)	$(222,564)	$(2,182,391)	$(272,041)
Foreign currency translation adjustment	(18,738)	(373,114)	(162,628)	1,079,590
Comprehensive income (loss)	$(513,741)	$(595,678)	$(2,345,019)	$807,549
Loss per common share (basic)	$(0.02)	$(0.01)	$(0.08)	$(0.01)
Number of shares used in per share calculation (basic)	27,033,578	26,366,651	27,011,943	26,153,839
Loss per common share (diluted)	$(0.02)	$(0.01)	$(0.08)	$(0.01)
Number of shares used in per share calculation (diluted)	27,033,578	26,366,651	27,011,943	26,153,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485
Issuance of common stock for:
Employee Stock Purchase Plan	8,621	86	21,640	-	-	21,726
Stock-based compensation on stock options & RSUs	-	-	116,591	-	-	116,591
Foreign currency translation adjustment	-	-	-	(144,174)	-	(144,174)
Net loss	-	-	-	-	(632,097)	(632,097)
Balances at September 30, 2021	26,994,534	$269,945	$231,576,882	$1,971,978	$(200,879,274)	$32,939,531
Issuance of common stock for:
Settlement of RSUs, net	27,341	274	(274)	-	-	-
Stock-based compensation on stock options & RSUs	-	-	184,538	-	-	184,538
Foreign currency translation adjustment	-	-	-	284	-	284
Net loss	-	-	-	-	(1,055,291)	(1,055,291)
Balances at December 31, 2021	27,021,875	$270,219	$231,761,146	$1,972,262	$(201,934,565)	$32,069,062
Issuance of common stock for:
Employee Stock Purchase Plan	12,391	124	29,861	-	-	29,985
Stock-based compensation on stock options & RSUs	-	-	240,343	-	-	240,343
Foreign currency translation adjustment	-	-	-	(18,738)	-	(18,738)
Net loss	-	-	-	-	(495,003)	(495,003)
Balances at March 31, 2022	27,034,266	$270,343	$232,031,350	$1,953,524	$(202,429,568)	$31,825,649

Balances at June 30, 2020	25,891,885	$258,919	$230,634,056	$735,892	$(197,061,926)	$34,566,941
Issuance of common stock for:
Employee Stock Purchase Plan	3,306	33	10,976	-	-	11,009
Exercise of stock options, net	207,640	2,076	124,024	-	-	126,100
Stock-based compensation on stock options & RSUs	-	-	136,849	-	-	136,849
Foreign currency translation adjustment	-	-	-	729,308	-	729,308
Net income	-	-	-	-	97,068	97,068
Balances at September 30, 2020	26,102,831	$261,028	$230,905,905	$1,465,200	$(196,964,858)	$35,667,275
Issuance of common stock for:
Exercise of stock options & RSU's, net	24,530	246	2,488	-	-	2,734
Stock-based compensation on stock options & RSUs	-	-	106,167	-	-	106,167
Foreign currency translation adjustment	-	-	-	723,396	-	723,396
Net loss	-	-	-	-	(146,545)	(146,545)
Balances at December 31, 2020	26,127,361	$261,274	$231,014,560	$2,188,596	$(197,111,403)	$36,353,027
Issuance of common stock for:
Employee Stock Purchase Plan	4,839	48	18,920	-	-	18,968
Exercise of stock options & RSUs, net	433,726	4,337	9,521	-	-	13,858
Stock-based compensation on stock options & RSUs	-	-	200,061	-	-	200,061
Foreign currency translation adjustment	-	-	-	(373,114)	-	(373,114)
Net loss	-	-	-	-	(222,564)	(222,564)
Balances at March 31, 2021	26,565,926	$265,659	$231,243,062	$1,815,482	$(197,333,967)	$35,990,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,182,391)	$(272,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,763,620	2,608,472
Interest from amortization of debt costs	33,414	13,929
Loss on disposal of property and equipment	337	8,951
Stock-based compensation on stock options & RSUs, net	541,472	443,077
Provision for doubtful accounts receivable	20,200	(1,632)
Change in operating lease assets and liabilities	(184,058)	(135,746)
Inventory write-offs to allowance	188,011	144,741
Changes in operating assets and liabilities:
Trade accounts receivable	(340,737)	31,649
Other receivables	105,598	(186,769)
Inventories	853,727	(43,542)
Prepaid expenses and other assets	36,486	125,237
Accounts payable and accrued liabilities	(1,483,281)	339,909
Net cash provided by operating activities	352,398	3,076,235

Cash flows from investing activities:
Purchase of property and equipment	(1,492,668)	(2,721,567)
Net cash used in investing activities	(1,492,668)	(2,721,567)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	142,693
Proceeds from sale of common stock from Employee Stock Purchase Plan	51,711	29,976
Loan costs	(61,223)	-
Borrowings on loans payable	266,850	275,377
Payments on loans payable	(509,754)	(554,102)
Repayment of finance lease obligations	(172,344)	(206,644)
Net cash used in financing activities	(424,760)	(312,700)
Effect of exchange rate on cash and cash equivalents	31,282	511,343
Change in cash and cash equivalents	(1,533,748)	553,311
Cash and cash equivalents, beginning of period	6,774,694	5,387,388
Cash and cash equivalents, end of period	$5,240,946	$5,940,699

Supplemental disclosure of cash flow information:
Interest paid in cash	$118,094	$151,537
Income taxes paid	$243,162	$787,289

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to our significant accounting policies during the nine months ended March 31, 2022, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was not significant as of June 30, 2021 and March 31, 2022.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and nine months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
PMO	$4,033,218	$3,904,857	$11,608,665	$12,940,919
Infrared Products	3,725,684	6,462,527	13,688,770	15,995,133
Specialty Products	546,510	333,978	1,354,494	1,196,453
Total revenue	$8,305,412	$10,701,362	$26,651,929	$30,132,505

4. Inventories

The components of inventories include the following:

	March 31, 2022	June 30, 2021
Raw materials	$3,305,164	$3,908,630
Work in process	2,551,647	2,473,070
Finished goods	3,338,454	3,467,105
Allowance for obsolescence	(1,577,416)	(1,189,218)
	$7,617,849	$8,659,587

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.7 million and $2.0 million as of March 31, 2022 and June 30, 2021, respectively.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	March 31, 2022	June 30, 2021
Manufacturing equipment	5 - 10	$23,087,018	$21,465,402
Computer equipment and software	3 - 5	989,771	918,679
Furniture and fixtures	5	361,793	362,944
Leasehold improvements	5 - 7	3,120,978	2,944,543
Construction in progress		826,563	1,529,452
Total property and equipment		28,386,123	27,221,020
Less accumulated depreciation and amortization		(15,757,469)	(13,941,153)
Total property and equipment, net		$12,628,654	$13,279,867

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the nine months ended March 31, 2022.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	March 31, 2021	June 30, 2021
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(5,936,931)	(5,093,119)
Total intangible assets, net		$4,739,069	$5,582,881

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2022 (remaining three months)	$281,271
June 30, 2023	1,125,083
June 30, 2024	1,125,083
June 30, 2025	658,398
After June 30, 2025	1,549,234
$4,739,069

7.  Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
(Loss) income before income taxes	$(331,944)	$85,270	$(1,854,063)	$711,545
Income tax provision	$163,059	$307,834	$328,328	$983,586
Effective income tax rate	-49%	361%	-18%	138%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and nine months ended March 31, 2022 and 2021, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2022 and June 30, 2021, we have provided for a valuation allowance against our net deferred tax assets to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of March 31, 2022, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively.

During fiscal 2020, the Company began declaring intercompany dividends to remit a portion of the historical earnings of its foreign subsidiaries to the U.S. parent company. The Company intends to reinvest a portion of the more recent earnings generated by its foreign subsidiaries; however, the Company also plans to repatriate a portion of the historical earnings of its subsidiaries. During fiscal 2020, the Company began to accrue for these taxes on the portion of historical earnings that it intends to repatriate.

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

The following table shows total stock-based compensation expense for the three and nine months ended March 31, 2022 and 2021 included in selling, general and administrative (“SG&A”) expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Stock options	$25,596	$17,036	$75,603	$51,277
RSUs	214,747	183,025	465,869	391,800
Total	$240,343	$200,061	$541,472	$443,077

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $5,129 and $2,978 for the nine months ended March 31, 2022 and 2021, respectively, is included in SG&A expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine months ended March 31, 2022 and 2021. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the nine months ended March 31, 2022. For stock options granted in the nine-month period ended March 31, 2021, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

Weighted-average expected volatility	71.2%
Dividend yields	0%
Weighted-average risk-free interest rate	0.28%
Weighted-average expected term, in years	7.49

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the nine months ended March 31, 2022 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2021	432,927	$2.01	8.8	1,761,885	0.9

Granted	-	$-		368,461	1.2
Exercised	-	$-		(27,341)
Cancelled/Forfeited	(23,465)	$1.67		(5,534)
March 31, 2022	409,462	$2.03	8.1	2,097,471	0.9

Awards exercisable/
vested as of
March 31, 2022	151,691	$1.61	7.5	1,334,978

Awards unexercisable/
unvested as of
March 31, 2022	257,771	$2.28	8.4	762,493	0.9
	409,462			2,097,471

RSU awards vest immediately or from one to four years from the date of grant.

As of March 31, 2022, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2022 (remaining three months)	$26,682	$214,698	$241,380
June 30, 2023	115,881	531,851	647,732
June 30, 2024	94,196	190,864	285,060
June 30, 2025	33,885	54,308	88,193
	$270,644	$991,721	$1,262,365

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net loss	$(495,003)	$(222,564)	$(2,182,391)	$(272,041)

Weighted-average common shares outstanding:
Basic number of shares	27,033,578	26,366,651	27,011,943	26,153,839

Effect of dilutive securities:
Options to purchase common stock	-	-	-	-
RSUs	-	-	-	-
Diluted number of shares	27,033,578	26,366,651	27,011,943	26,153,839

Loss per common share:
Basic	$(0.02)	$(0.01)	$(0.08)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.08)	$(0.01)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Options to purchase common stock	414,664	364,536	420,835	515,870
RSUs	2,077,780	2,255,487	1,904,081	2,331,648
	2,492,444	2,620,023	2,324,916	2,847,518

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

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. One such lease ends in November 2022 and we do not plan to renew, and the second such lease was amended in April 2021, and subsequently amended in September 2021, to extend the term to 2032 and increase the leased space from 26,000 square feet to approximately 58,500 square feet. Effective in January 2022, our leases in Zhenjiang, China and Riga, Latvia were extended to December 31, 2024 and 2030, respectively.

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

The components of lease expense were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating lease cost	$129,934	$168,017	$474,075	$508,428
Finance lease cost:
Depreciation of lease assets	36,767	47,354	127,946	160,577
Interest on lease liabilities	4,323	11,432	16,070	35,688
Total finance lease cost	41,090	58,786	144,016	196,265
Total lease cost	$171,024	$226,803	$618,091	$704,693

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2022	June 30, 2021
Assets:
Operating lease assets	Operating lease assets	$10,598,425	$9,015,498
Finance lease assets	Property and equipment, net(1)	95,677	477,102
Total lease assets		$10,694,102	$9,492,600

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$973,174	$799,507
Finance leases	Finance lease liabilities, current	91,277	212,212

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	9,686,335	8,461,133
Finance leases	Finance lease liabilities, less current portion	15,392	66,801
Total lease liabilities		$10,766,178	$9,539,653

(1)

Finance lease assets were recorded net of accumulated depreciation of approximately $435,000 and $1.2 million as of March 31, 2022 and June 30, 2021, respectively. In December 2021, we executed a purchase option at the end of one of our finance leases, therefore the related asset and accumulated depreciation were reclassified from finance lease assets.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	10.2
Finance leases	1.0

Weighted Average Discount Rate
Operating leases	3.0%
Finance leases	7.7%

Supplemental cash flow information:

	Nine Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$638,943	$645,174
Operating cash used for finance leases	$16,070	$35,688
Financing cash used for finance leases	$172,344	$206,644

Future maturities of lease liabilities were as follows as of March 31, 2022:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2022 (remaining three months)	$43,369	$168,270
June 30, 2023	59,647	1,195,376
June 30, 2024	11,811	1,213,080
June 30, 2025	-	1,177,525
June 30, 2026	-	1,143,042
Thereafter	-	7,779,560
Total future minimum payments	114,827	12,676,853
Less imputed interest	(8,158)	(2,017,344)
Present value of lease liabilities	$106,669	$10,659,509

11. Loans Payable

As of March 31, 2022 and June 30, 2021, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which Guidance Line has since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”). Simultaneously with the execution of the Loan Agreement, we used the proceeds from the BankUnited Term Loan to pay in full, all outstanding amounts owed to Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) pursuant to an acquisition term loan.

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “First Amendment”). The First Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed.

On September 9, 2021, we entered into a letter agreement with BankUnited (the “Letter Agreement”). The Letter Agreement: (i) reduced the fixed charge coverage ratio to 1.0 for the quarter ending September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modified the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the employee matters that occurred during fiscal 2021 at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminated the Guidance Line; and (iv) required approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ending September 30, 2021 and December 31, 2021. The Letter Agreement also granted us a waiver of default arising prior to the Letter Agreement for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we were no longer in default of the Amended Loan Agreement as of June 30, 2021. Finally, in connection with the Letter Agreement, we paid BankUnited a fee equal to $10,000.

On November 5, 2021, we entered into a letter agreement with BankUnited (the “Second Letter Agreement”). In accordance with the Second Letter Agreement, the parties agreed to initiate discussions regarding a possible modification, forebearance, or other resolution of the Amended Loan Agreement (as defined below), which resolution would occur on or before December 31, 2021. On December 20, 2021, we entered into the Second Amendment to the Loan Agreement dated February 26, 2019 (the “Second Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Second Amendment, the parties agreed to the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan (as defined in the Amended Loan Agreement); (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) beginning on December 20, 2021, each facility will bear interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (3.0% as of March 31, 2022), as adjusted from time to time, (iv) the Term Loan will bear a higher interest rate commencing on August 1, 2022; (v) an exit fee equal to 4% of the outstanding principal balance of the Term Loan on April 15, 2023 (to the extent the Term Loan is still outstanding on such date and has not been refinanced with another lender); and (vi) a fee of $50,000 payable upon execution of the Second Amendment. The Second Amendment also granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022.

On May 11, 2022, we entered into the Third Amendment to the Loan Agreement dated February 26, 2019 (the “Third Amendment”; and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the “Amended Loan Agreement”), which further amended the Loan Agreement with BankUnited. In accordance with the Third Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of April 15, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 2% of the outstanding principal balance of the Term Loan on September 30, 2022, (b) 1% of the outstanding principal balance on December 31, 2022, (c) 1% of the outstanding principal balance on March 31, 2023, and (d) 4% of the outstanding principal balance on April 15, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender).

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

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited agreed to make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds could have been used for working capital and general corporate purposes. There were no amounts outstanding on the BankUnited Revolving Line as of June 30, 2021 and no amounts were due upon its expiration on February 26, 2022.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The Term Loan was for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Second Amendment, the maturity date of the Term Loan was April 15, 2023, and pursuant to the Third Amendment, the maturity date of the Term Loan is April 15, 2024. The Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. However, pursuant to the Second Amendment, beginning on December 20, 2021, each facility bears interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (3.0% as of March 31, 2022), as adjusted from time to time. Equal monthly principal payments of approximately $48,446, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Pursuant to the Second Amendment, the monthly payment, including principal and interest, will increase to $100,000, commencing November 1, 2022. Upon maturity, all principal and interest shall be immediately due and payable.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. Pursuant to the Second Amendment, compliance for both the fixed charge coverage ratio and total leverage ratio was waived for the quarter ended March 31, 2022, and we were in compliance with all other required covenants, as amended.

We may prepay any or all of the BankUnited Loans in whole or in part at any time, without penalty or premium. Late payments are subject to a late fee equal to five percent (5%) of the unpaid amount. Amounts outstanding during an event of default were to accrue interest at a rate of five percent (5%) above the 30-day LIBOR applicable immediately prior to the occurrence of the event of default. Pursuant to the Second Amendment, beginning on December 20, 2021, the default rate was converted to five percent (5%) above BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time. The Amended Loan Agreement contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality.

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $33,400 and $13,900 is included in interest expense for the nine-month periods ended March 31, 2022 and 2021, respectively.

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

Future maturities of loans payable are as follows:

	Bank United Term Loan	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2022 (remaining three months)	$145,337	$27,243	(18,561)	$154,019
June 30, 2023	931,289	108,969	(58,773)	981,485
June 30, 2024	2,992,824	108,969	-	3,101,793
June 30, 2025	-	108,969	-	108,969
After June 30, 2025	-	45,405	-	45,405
Total payments	$4,069,450	$399,555	$(77,334)	4,391,671
Less current portion				(902,601)
Non-current portion				$3,489,070

12. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $2.0 million and $2.1 million as of March 31, 2022 and June 30, 2021, respectively. We also recognized net foreign currency transaction losses of $67,000 and $17,000 during the three months ended March 31, 2022 and 2021, respectively. During the nine months ended March 31, 2022 and 2021, we recognized net foreign currency transaction losses of approximately $107,000 and $38,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $5.2 million at March 31, 2022. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of March 31, 2022, LPOIZ had approximately $4.8 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2021, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2022.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021
Assets	$20.5 million	$20.1 million	$12.6 million	$11.3 million
Net assets	$16.4 million	$16.6 million	$9.9 million	$9.0 million

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

We have incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 during the year ended June 30, 2021. During the three and nine months ended March 31, 2022, we incurred an additional $45,000 and $526,000, respectively. Such expenses were recorded as SG&A expenses in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

We also identified a further liability in the amount of $210,000, which could have been incurred in the future due to the actions of these employees. This amount was accrued as of June 30, 2021, pending further investigation, and was included in “Other Expense, net” in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. During the third quarter of fiscal 2022, it was determined that our Chinese subsidiary would not be responsible for this amount. As such, this accrual was reversed and is included in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net” for the three and nine months ended March 31, 2022.

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees’ rights to such payments. However, based on the likelihood that the courts in China will determine that our subsidiaries will ultimately be obligated to pay these amounts, we accrued for these payments as of June 30, 2021. Such expenses were recorded as SG&A expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. This amount remains accrued as of March 31, 2022.

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

Although we have taken steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, we have experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month period ended June 30, 2021 and the nine-month period ended March 31, 2022, which management anticipates may continue for the next few quarters. The Company has not experienced, nor does management anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to its other subsidiaries for their customers.

COVID-19

Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19, which spread from China to countries across the world, including the United States.

The duration of the COVID-19 pandemic continues to impact global economic conditions, even as restrictions have lifted in many places throughout the world.  Currently, China continues to experience rolling COVID-19 lockdowns in efforts to mitigate the spread of COVID-19.  These lockdowns are resulting in global supply chain issues. To date, our facilities have not been directly impacted by these lockdowns; however, many of our customers located in China have delayed receipt of orders while the customers are closed for business.  Even though these customers have not cancelled any orders with us, the delayed receipt of orders has impacted our revenue and we expect it to continue to impact our revenue in future periods while China has these rolling lockdowns. Additionally, some areas have imposed travel restrictions, which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment.  Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations.  However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2022 or beyond.

Impact of Russian-Ukraine Conflict

In February 2022, Russian military forces invaded Ukraine.  This conflict has resulted in significant economic disruption and continues to adversely impact the broader global economy, including certain of our customers and suppliers.  Given the dynamic nature of this situation, we cannot reasonably estimate the impact of the Russian-Ukraine conflict on our financial condition, results of operations or cash flows into the foreseeable future.

14. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. As discussed in in Note 11, Loans Payable, we have commenced discussions with other lenders, and we anticipate refinancing our debt obligations with a new lender prior to the maturity date of the Term Loan, of which there can be no assurances. If we are unable to refinance the credit facility with other commercial lenders prior to maturity, we may need to raise additional equity financing, source financing through non-commercial lenders or further reduce certain operating expenses and capital expenditures. We filed a shelf registration statement, effective March 1, 2022, which is available for equity offerings. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, greater than 50% of our cash and cash equivalents is held by our foreign subsidiaries and, although we regularly repatriate cash, it may not be readily available to repay liabilities in the U.S. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability.

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

The duration of the COVID-19 pandemic continues to impact global economic conditions, even as restrictions have lifted in many places throughout the world.  Currently, China continues to experience rolling COVID-19 lockdowns in efforts to mitigate the spread of COVID-19.  These lockdowns are resulting in global supply chain issues.  To date, our facilities have not been directly impacted by these lockdowns; however, many of our customers located in China have delayed receipt of orders while the customers are closed for business.  Even though these customers have not cancelled any orders with us, the delayed receipt of orders has impacted our revenue and we expect it to continue to impact our revenue in future periods while China has these rolling lockdowns. Additionally, some areas, such as China, have imposed travel restrictions, which may impact some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment.  Management is actively monitoring this situation and any impact on our financial condition, liquidity, and results of operations. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2022 and, possibly, beyond.

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

Results of Operations

Revenue

Three months ended March 31, 2022, compared to three months ended March 31, 2021

Revenue for the third quarter of fiscal 2022 was approximately $8.3 million, a decrease of approximately $2.4 million, or 22%, as compared to approximately $10.7 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $3.7 million in the third quarter of fiscal 2022, a decrease of approximately $2.7 million, or 42%, as compared to approximately $6.5 million in the same period of the prior fiscal year. The decrease in revenue from sales of infrared products is primarily due to a decrease in sales to customers in the industrial market, for temperature sensing applications, for which demand peaked during the third quarter of fiscal 2021. The decrease is also partially due to lower revenue from a large annual contract which was renewed in the second quarter of fiscal 2022. Revenue generated by PMO products was approximately $4.0 million for the third quarter of fiscal 2022, an increase of approximately $128,000, or 3%, as compared to approximately $3.9 million in the same period of the prior fiscal year. The increase is driven by sales through catalog and distribution channels, as well as increases in sales to customers in the industrial market. Sales of PMO products in China have improved sequentially each quarter of fiscal 2022, driven in part by other telecommunications customers, as well as increased sales to customers in the industrial and commercial industries. This improvement partially offset decreases in sales of PMO products to a large customer beginning in the third quarter of fiscal 2021. Revenue generated by our specialty products was approximately $547,000 in the third quarter of fiscal 2022, an increase of approximately $213,000, or 64%, compared to $334,000 in the same period of the prior fiscal year. This increase is primarily due to NRE projects for customers in the industrial and defense industries during the third quarter of fiscal 2022.

Nine months ended March 31, 2022, compared to nine months ended March 31, 2021

Revenue for the first nine months of fiscal 2022 was approximately $26.7 million, a decrease of approximately $3.5 million, or 12%, as compared to approximately $30.1 million in the same period of the prior fiscal year. Revenue generated by infrared products was approximately $13.7 million in the first nine months of fiscal 2022, a decrease of approximately $2.3 million, or 14%, as compared to approximately $16.0 million in the same period of the prior fiscal year. The decrease in revenue is primarily driven by a decrease in sales to customers in the industrial market. Revenue generated by PMO products was approximately $11.6 million for the first nine months of fiscal 2022, a decrease of approximately $1.3 million, or 10%, as compared to approximately $12.9 million in the same period of the prior fiscal year. As previously discussed, PMO sales for the first nine months of fiscal 2022 demonstrate sequential recovery as compared to the fourth quarter of fiscal 2021. The decreases in telecommunications and other domestic sales in China were partially offset by an increase in sales through catalog and distribution channels, as well as increases in sales to customers in the industrial and commercial industries. Although sales of PMO products in China have improved sequentially each quarter of fiscal 2022, these sales are still lower as compared to the first three quarters of fiscal 2021. Revenue generated by our specialty products was approximately $1.4 million in the first nine months of fiscal 2022, an increase of approximately $158,000, or 13%, compared to $1.2 million in the same period of the prior fiscal year. This increase is primarily driven by an increase in NRE projects for customers in the commercial and defense industries.

Cost of Sales and Gross Margin

Three months ended March 31, 2022, compared to three months ended March 31, 2021

Gross margin in the third quarter of fiscal 2022 was approximately $3.0 million, a decrease of 22%, as compared to approximately $3.9 million in the same period of the prior fiscal year. Total cost of sales was approximately $5.3 million for the third quarter of fiscal 2022, compared to approximately $6.8 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 37% for the third quarter of fiscal 2022, compared to 36% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily due to the mix of products sold in each respective period. PMO products, which typically have higher margin than infrared products, comprised 49% of revenue for the third quarter of fiscal 2022, as compared to 36% of revenue for the third quarter of fiscal 2021, whereas infrared products comprised 45% of revenue for the third quarter of fiscal 2022, as compared to 60% of revenue for the third quarter of fiscal 2021. This favorable change in mix resulted in slightly higher gross margin as a percentage of revenue, despite the significantly lower revenue level in the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021.

Nine months ended March 31, 2022, compared to nine months ended March 31, 2021

Gross margin in the first nine months of fiscal 2022 was approximately $9.0 million, a decrease of 21%, as compared to approximately $11.4 million in the same period of the prior fiscal year. Total cost of sales was approximately $17.6 million for the first nine months of fiscal 2022, compared to approximately $18.7 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 34% for the first nine months of fiscal 2022, compared to 38% for the same period of the prior fiscal year. Although the product mix is similar for PMO and infrared products for the first nine months of fiscal 2022, as compared to the first nine months of fiscal 2021, the gross margin as a percentage of revenue is unfavorably impacted by the 12% decrease in revenue, which resulted in under-utilized capacity in some areas. Infrared product margins also reflect increased costs associated with the completion of the coating department in our Riga Facility, which will improve over time as that facility works through the qualification stages and begins to produce at volume.

Selling, General and Administrative

Three months ended March 31, 2022, compared to three months ended March 31, 2021

Selling, general and administrative (“SG&A”) costs were approximately $2.6 million for the third quarter of fiscal 2022, a decrease of approximately $187,000, or 7%, as compared to approximately $2.8 million in the same period of the prior fiscal year. The decrease in SG&A costs is primarily due to a decrease of approximately $149,000 of expenses associated with the previously described events that occurred at our Chinese subsidiaries, including legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. The remaining decrease in SG&A costs, as compared to the same period of the prior fiscal year, is due to decreases in non-recurring personnel-related costs incurred in the third quarter of the prior fiscal year.

Nine months ended March 31, 2022, compared to nine months ended March 31, 2021

For the first nine months of fiscal 2022, SG&A costs were approximately $8.4 million, an increase of approximately $426,000, or 5%, as compared to approximately $8.0 million in the same period of the prior fiscal year. The increase in SG&A costs is primarily due to an increase of approximately $380,000 of expenses incurred associated with the previously described events that occurred at our Chinese subsidiaries, including legal and consulting fees, as compared to the same period of the prior fiscal year. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. In addition, SG&A costs for the first nine months of fiscal 2022 include certain VAT and related taxes owed by one of our Chinese subsidiaries from prior years, which was identified and settled during the first nine months of fiscal 2022. These increases were partially offset by the absence of approximately $400,000 of non-recurring additional compensation to our former Chief Executive Officer which was included in SG&A for the second quarter of fiscal 2021, and previously disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020.

New Product Development

New product development costs were approximately $590,000 in the third quarter of fiscal 2022, a decrease of approximately $50,000, or 8%, as compared to the same period of the prior fiscal year. For the first nine months of fiscal 2022, new product development costs were approximately $1.6 million, a decrease of $51,000 as compared to the same period of the prior fiscal year. The decreases are primarily due to timing of certain development project expenses, for which costs were higher in the prior fiscal year periods.

Other Income (Expense)

Interest expense, net, was approximately $55,000 for the third quarter of fiscal 2022, as compared to $53,000 for the same period of the prior fiscal year. For the first nine months of fiscal 2022, interest expense, net, was approximately $151,000, as compared to $166,000 for the same period of the prior fiscal year. The decrease in interest expense is due to lower interest rates and a reduction in our total debt of 18% as of the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021.

Other income, net, was approximately $180,000 for the third quarter of fiscal 2022, as compared to other expense, net, of $29,000 for the same period of the prior fiscal year. For the first nine months of fiscal 2022, other income, net was approximately $140,000, as compared to other expense, net, of $23,000 for the same period of the prior fiscal year. Other expense, net, for the third quarter and the first nine months of fiscal 2022 includes a benefit of $210,000, which represents the reversal of a potential liability related to the actions of the terminated employees of our subsidiaries in China, as previously discussed. This potential liability was accrued as of June 30, 2021, pending further investigation, and it was determined in the third quarter of fiscal 2022 that our Chinese subsidiary would not be responsible for this amount.

The remainder of other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the third quarter of fiscal 2022, we incurred net foreign currency transaction losses of approximately $67,000, compared to $17,000 for the same period of the prior fiscal year. During the first nine months of fiscal 2022, we incurred net foreign currency transaction losses of $107,000, as compared to $38,000 for the same period of the prior fiscal year.

Income Taxes

During the third quarter of fiscal 2022, income tax expense was approximately $163,000, compared to approximately $308,000 for the same period of the prior fiscal year. During the first nine months of fiscal 2022, income tax expense was approximately $328,000, as compared to $984,000 in the same period of the prior fiscal year. Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the third quarter of fiscal 2022 was approximately $495,000, or $0.02 basic and diluted loss per share, compared to $223,000, or $0.01 basic and diluted loss per share, for the third quarter of fiscal 2021. The decrease in net income for the third quarter of fiscal 2022, as compared to the same period of the prior fiscal year, was primarily attributable to lower revenue and gross margin, partially offset by lower operating expenses. The resulting decrease in operating income was partially offset by the aforementioned other income item of $210,000, and a decrease in the provision for income taxes of approximately $145,000, as compared to the same period of the prior fiscal year.

Net loss for the first nine months of fiscal 2022 was approximately $2.2 million, or $0.08 basic and diluted loss per share, compared to $272,000, or $0.01 basic and diluted loss per share, for the first nine months of fiscal 2021. The decrease in net income for the first nine months of fiscal 2022, as compared to the same period of the prior fiscal year, was primarily attributable to lower revenue and gross margin and increased SG&A expenses, including expenses incurred related to the previously described events that occurred in our Chinese subsidiaries. The resulting decrease in operating income was partially offset by the aforementioned other income item of $210,000, and a decrease in the provision for income taxes of approximately $655,000, as compared to the same period of the prior fiscal year.

Weighted-average common shares outstanding were 27,033,578, basic and diluted, in the third quarter of fiscal 2022, compared to 26,366,651, basic and diluted, in the third quarter of fiscal 2021. Weighted-average common shares outstanding were 27,011,943, basic and diluted, in the first nine months of fiscal 2022, compared to 26,153,839, basic and diluted, in the first nine months of fiscal 2021. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock (i) under the 2014 ESPP, (ii) upon the exercises of stock options, and (iii) underlying vested RSUs.

Liquidity and Capital Resources

As of March 31, 2022, we had working capital of approximately $11.0 million and total cash and cash equivalents of approximately $5.2 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. We repatriated approximately $2.2 million and $3.0 million from LPOIZ during the nine-month periods ended March 21, 2022 and 2021, respectively. As of March 31, 2022, LPOIZ had approximately $4.8 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2021, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2022.

Loans payable consists of the BankUnited Term Loan and the BankUnited Revolving Line, both pursuant to the Amended Loan Agreement, and the subordinated Equipment Loan. As of March 31, 2022, the outstanding balance on the BankUnited Term Loan was approximately $4.1 million, and there were no borrowings outstanding on the BankUnited Revolving Line. The outstanding balance on the Equipment Loan was approximately $400,000 as of March 31, 2022.

The Amended Loan Agreement and the Letter Agreement includes certain customary covenants. As of March 31, 2022, we obtained a waiver of compliance for both the fixed charge coverage ratio and total leverage ratio, and we were in compliance with all other covenants, as amended. For additional information, see Note 11, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In February 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under our shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. We have not issued any shares of our Class A common stock pursuant to the at-the-market equity program.

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

Cash Flows – Operating:

Cash provided by operations was approximately $352,000 for the first nine months of fiscal 2022, compared to approximately $3.1 million for the same period of the prior fiscal year. The decrease in cash flows from operations during the first nine months of fiscal 2022 is due to the decrease in net income and a decrease in accounts payable and accrued liabilities, partially offset by a reduction in inventory. The decrease in accounts payable and accrued liabilities was primarily due to the previously described events that occurred at our Chinese subsidiaries, for which certain expenses were accrued as of June 30, 2021, many of which were paid during the first nine months of fiscal 2022, as well as payment of certain bonuses earned by our executive officers and other employees during fiscal 2021 and the first installment payment of payroll taxes deferred in fiscal 2020 under the Coronavirus Aid, Relief, and Economic Security Act.

Cash Flows – Investing:

During the first nine months of fiscal 2021, we expended approximately $1.5 million in investments in capital equipment, compared to approximately $2.7 million in the same period of the prior fiscal year. The majority of our capital expenditures during the first nine months of fiscal 2022 were related to the continued expansion of our infrared coating capacity as well as increasing our lens diamond turning capacity to meet current and forecasted demand. Overall, we anticipate that the level of capital expenditures during fiscal 2022 will be less than fiscal 2021, however, the total amount expended will depend on opportunities and circumstances.

Cash Flows – Financings:

Net cash used in financing activities was approximately $425,000 for the first nine months of fiscal 2022, compared to approximately $313,000 in the same period of the prior fiscal year. Cash used in financing activities for the first nine months of fiscal 2022 reflects approximately $682,000 in principal payments on our loans and finance leases and loan costs of approximately $61,000 associated with the restructure of the BankUnited Term Loan, offset by proceeds of approximately $267,000 from the Equipment Loan and approximately $52,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first nine months of fiscal 2021 reflects approximately $761,000 in principal payments on our loans and capital leases, offset by proceeds of approximately $275,000 from the Equipment Loan, and approximately $173,000 in proceeds from the exercise of stock options and the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of March 31, 2022, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first nine months of fiscal 2022 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Our total backlog at March 31, 2022 was approximately $19.7 million, an increase of 1%, as compared to $19.5 million as of March 31, 2021. Compared to the end of fiscal 2021, our total backlog decreased by 8% during the first nine months of fiscal 2022. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2021	$19,498	-11%	-18%
Q4 2021	$21,329	-3%	9%
Q1 2022	$19,265	-10%	-10%
Q2 2022	$21,929	3%	14%
Q3 2022	$19,678	-8%	-10%

The decrease in backlog during the first nine months of fiscal 2022 was largely due to timing of the renewal of a large annual contract for infrared products. Consistent with prior years, we received the renewal of this contract in the fiscal second quarter, and began shipping against this contract in the fiscal third quarter. The timing of other contract renewals may not be as consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and the total backlog is subsequently drawn down as shipments are made against these orders. Our annual and multi-year contracts are expected to renew in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our new BD6 material. With the global supply of germanium currently sourced from Russia and China, recent global events are generating renewed interest in BD6 as an alternative to germanium. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure; however, we believe that the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel, has adversely impacted the domestic sales in China of these subsidiaries over the past two quarters, which could continue for a few more quarters, and which would affect potential growth in our PMO lens business for that period. Our former employees, including management personnel, maintained relationships with certain of our customers in China and we expect that until our new sales and management personnel establish relationships with these customers, of which there can be no assurance, domestic sales in China may be adversely impacted. Although the recovery is taking longer than initially expected, we have begun to recapture some customers. Our sales and management team in China was enhanced in October 2021 with two key new hires, and we are beginning to see more progress in this area.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and nine-month periods ended March 31, 2022 and 2021:

	(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,		Quarter	Year-to-date
	2021	2020	2021	2020	% Change	% Change
Revenue
PMO	$4,033,218	$3,904,857	$11,608,665	$12,940,919	3%	-10%
Infrared Products	3,725,684	6,462,527	13,688,770	15,995,133	-42%	-14%
Specialty Products	546,510	333,978	1,354,494	1,196,453	64%	13%
Total revenue	$8,305,412	$10,701,362	$26,651,929	$30,132,505	-22%	-12%

Units
PMO	586,528	680,825	1,600,836	2,816,370	-14%	-43%
Infrared Products	89,476	174,811	337,773	457,436	-49%	-26%
Specialty Products	5,075	6,742	14,869	24,079	-25%	-38%
Total units	681,079	862,378	1,953,478	3,297,885	-21%	-41%

Three months ended March 31, 2022

Our revenue decreased by approximately $2.4 million, for the third quarter of fiscal 2022, as compared to the same period of the prior fiscal year, primarily due to a decrease in infrared product sales, partially offset by an increase in PMO product sales.

Revenue generated by the PMO product group during the third quarter of fiscal 2022 was $4.0 million, an increase of approximately $128,000, or 3%, as compared to the same period of the prior fiscal year. The increase is driven by sales through catalog and distribution channels, as well as increases in sales to customers in the industrial market, partially offset by a reduction in orders from a key customer in the telecommunications market, due to a decrease in that customer’s market share. Sales of PMO units decreased by 14%, as compared to the same period of the prior fiscal year, and average selling prices increased by 20%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices. The unit volume for telecommunications products decreased by approximately 44% for the third quarter of fiscal 2022, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the third quarter of fiscal 2022 was $3.7 million, a decrease of approximately $2.7 million, or 42%, as compared to the same period of the prior fiscal year. The decrease in revenue from sales of infrared products is primarily due to a decrease in sales to customers in the industrial market for temperature sensing applications, for which demand peaked during the third quarter of fiscal 2021. During the third quarter of fiscal 2022, sales of infrared units decreased by 49%, as compared to the prior year period. The decrease in units is due primarily due to the mix of products shipped, as the prior year period included more molded infrared lenses which are lower in volume and higher in price than the larger diamond-turned lenses.

In the third quarter of fiscal 2022, our specialty products revenue increased by $213,000, or 64%, as compared to the same period of the prior fiscal year, primarily due to NRE projects for customers in the industrial and defense industries during the third quarter of fiscal 2022.

Nine months ended March 31, 2022

Our revenue decreased by approximately $3.5 million for the first nine months of fiscal 2022, as compared to the same period of the prior fiscal year, due to decreases in both PMO and infrared product sales.

Revenue generated by the PMO product group during the first nine months of fiscal 2022 was $11.6 million, a decrease of approximately $1.3 million, or 10%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to a reduction in orders from a key customer in the telecommunications market, due to a decrease in that customer’s market share. This decrease was partially offset by an increase in sales through our catalog and distribution channels, as well as increases in sales to customers in the industrial and commercial industries. Sales of PMO units decreased by 43%, as compared to the same period of the prior fiscal year, and average selling prices increased by 58%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices. The unit volume for telecommunications products decreased by approximately 60% for the first nine months of fiscal 2022, as compared to the same period of the prior fiscal year.

Revenue generated by the infrared product group during the first nine months of fiscal 2022 was $13.7 million, a decrease of approximately $2.3 million, or 14%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily driven by sales to customers in the industrial market. During the first nine months of fiscal 2022, sales of infrared units decreased by 26%, as compared to the prior year period. The decrease in units is due primarily due to the mix of products shipped, as the prior year period included more molded infrared lenses which are lower in volume and higher in price than the larger diamond-turned lenses. Industrial applications, firefighting cameras, and other public safety applications continue to be the primary drivers of demand for infrared products, including thermal imaging assemblies. During fiscal 2020 and 2021, we saw an increase in demand for medical and temperature sensing applications, such as fever detection. Demand for temperature sensing applications were accelerated by COVID-19, and although the demand has leveled off since the initial spike, it remains elevated.

In the first nine months of fiscal 2022, our specialty products revenue increased by $158,000, or 13%, as compared to the same period of the prior fiscal year, primarily driven by an increase in NRE projects for customers in the commercial and defense industries.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three and nine months ended March 31, 2022 and 2021:

	(unaudited)
	Quarter Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(495,003)	$(222,564)	$(2,182,391)	$(272,041)
Depreciation and amortization	924,219	917,308	2,763,620	2,608,472
Income tax provision	163,059	307,834	328,328	983,586
Interest expense	54,984	52,795	151,064	166,491
EBITDA	$647,259	$1,055,373	$1,060,621	$3,486,508
% of revenue	8%	10%	4%	12%

Our EBITDA for the three months ended March 31, 2022 was approximately $647,000, compared to earnings of $1.1 million for the same period of the prior fiscal year. The decrease in EBITDA in the third quarter of fiscal 2022 was primarily attributable to lower revenue and gross margin, partially offset by the aforementioned other income item of $210,000.

Our EBITDA for the nine months ended March 31, 2022 was approximately $1.1 million, compared to $3.5 million for the same period of the prior fiscal year. The decrease in EBITDA in the first nine months of fiscal 2022 was primarily attributable to lower revenue and gross margin and increased SG&A expenses, including expenses incurred related to the previously described events that occurred in our Chinese subsidiaries.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2021, except as follows:

Russia’s ongoing conflict with Ukraine has disrupted the global economy. Our business, financial condition, and results of operations could be adversely affected by continued disruption and global consequences stemming from the conflict. Although we have no direct operations in Russia or Ukraine, the broader consequences of this conflict have negatively affected, and are expected to continue to negatively affect, the global economy, including the imposition of sanctions, cyber incidents or information technology failures, supply disruptions, increases in inflation rates, changes to foreign currency exchange rates, constraints, volatility, or disruption in financial markets, the availability of raw materials, supplies, freight, and labor, and uncertainty about economic and global stability.  Historically, we have sourced Germanium from suppliers located in Russia and China.  Going forward, we intend to source Germanium from suppliers located in China to the extent the Russian-Ukraine conflict continues.  Though we do not anticipate any challenges from sourcing Germanium solely from suppliers in China, we cannot provide any assurances that we will be able to obtain adequate supplies in the future or, if adequate supplies are available, that the timing or costs of obtaining such raw materials will be acceptable to us.  Further, some of our major customers in Europe may be directly impacted by the Russian-Ukraine conflict, which could impact the amount and frequency of orders they place with us, as well as impact the timing and ability to pay for products ordered from us. Any material impacts to our customers could have a material adverse effect on our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 11, 2022, we entered into the Third Amendment, which further amended the Loan Agreement with BankUnited. In accordance with the Third Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of April 15, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 2% of the outstanding principal balance of the Term Loan on September 30, 2022, (b) 1% of the outstanding principal balance on December 31, 2022, (c) 1% of the outstanding principal balance on March 31, 2023, and (d) 4% of the outstanding principal balance on April 15, 2024 (to the extent the Term Loan is still outstanding on each of the respective dates and has not been refinanced with another lender). Further, in accordance with the Third Amendment, we paid BankUnited a fee equal to $25,000, and will pay for all attorney fees, costs, and expenses incurred by BankUnited in connection with the Third Amendment.

The foregoing description of the Third Amendment is a summary only and is qualified in its entirety by reference to the complete text of the Third Amendment filed herewith as Exhibit 10.3

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

3.1.12	Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed October 30, 2017 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

3.1.13	Certificate of Amendment of Certificate of Designations of Class A Common Stock and Class E-1 Common Stock, Class E-2 Common Stock, and Class E-3 Common Stock of LightPath Technologies, Inc., filed October 30, 2017 with the Secretary of State of Delaware, which was filed as Exhibit 3.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on October 31, 2017, and is incorporated herein by reference thereto.

3.1.14	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series D Participating Preferred Stock of LightPath Technologies, Inc., filed January 30, 2018 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 1, 2018, and is incorporated herein by references thereto.

3.2.1	Second Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 3, 2021, and is incorporated herein by reference thereto.

10.1	Sales Agreement, dated February 15, 2022, by and between LightPath Technologies, Inc. and A.G.P./Alliance Global Partners, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 16, 222, and is incorporated herein by reference thereto.

10.2	Investor Relations Consulting Agreement, dated April 11, 2022, by and between LightPath Technologies, Inc. and MZHCI, LLC*

10.3	Third Amendment to Loan Agreement, dated May 11, 2022, by and between LightPath Technologies, Inc. and BankUnited, N.A.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	*

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101	*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 12, 2022	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Company Name

Date: May 12, 2022	By:	/s/ Albert Miranda.
Albert Miranda
Chief Financial Officer

