Form 10-Q
period 2022-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2022-11-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

27,082,022 shares of common stock, Class A, $0.01 par value, outstanding as of November 7, 2022.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic or rising inflation and interest rates, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions, particularly at our foreign facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions and the Russian-Ukraine conflict; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2022. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
Assets	2022	2022
Current assets:
Cash and cash equivalents	$4,298,869	$5,507,891
Trade accounts receivable, net of allowance of $46,691 and $36,313	4,584,019	5,211,292
Inventories, net	7,005,709	6,985,427
Other receivables	82,391	-
Prepaid expenses and other assets	434,601	464,804
Total current assets	16,405,589	18,169,414

Property and equipment, net	10,767,788	11,640,463
Operating lease right-of-use assets	10,095,366	10,420,604
Intangible assets, net	4,176,527	4,457,798
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	143,000	143,000
Other assets	47,066	27,737
Total assets	$47,490,241	$50,713,921
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,344,334	$3,073,933
Accrued liabilities	864,301	558,750
Accrued payroll and benefits	1,888,766	2,081,212
Operating lease liabilities, current	960,331	965,622
Loans payable, current portion	1,091,145	998,692
Finance lease obligation, current portion	21,638	55,348
Total current liabilities	7,170,515	7,733,557

Deferred tax liabilities, net	511,419	541,015
Finance lease obligation, less current portion	8,085	11,454
Operating lease liabilities, noncurrent	9,114,599	9,478,077
Loans payable, less current portion	2,948,446	3,218,580
Total liabilities	19,753,064	20,982,683

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	-	—
Common stock: Class A, $0.01 par value, voting; 44,500,000 shares authorized; 27,071,929 and 27,046,790 shares issued and outstanding	270,719	270,468
Additional paid-in capital	232,619,220	232,315,003
Accumulated other comprehensive income	17,296	935,125
Accumulated deficit	(205,170,058)	(203,789,358)
Total stockholders’ equity	27,737,177	29,731,238
Total liabilities and stockholders’ equity	$47,490,241	$50,713,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	September 30,
	2022	2021
Revenue, net	$7,366,901	$9,103,343
Cost of sales	5,132,989	5,931,408
Gross margin	2,233,912	3,171,935
Operating expenses:
Selling, general and administrative	2,638,173	2,869,046
New product development	549,881	427,011
Amortization of intangibles	281,271	281,271
Total operating expenses	3,469,325	3,577,328
Operating loss	(1,235,413)	(405,393)
Other income (expense):
Interest expense, net	(70,370)	(45,749)
Other income (expense), net	27,217	(51,082)
Total other income (expense), net	(43,153)	(96,831)
Loss before income taxes	(1,278,566)	(502,224)
Income tax provision	102,134	129,873
Net loss	$(1,380,700)	$(632,097)
Foreign currency translation adjustment	(917,829)	(144,174)
Comprehensive loss	$(2,298,529)	$(776,271)
Loss per common share (basic)	$(0.05)	$(0.02)
Number of shares used in per share calculation (basic)	27,070,949	26,993,971
Loss per common share (diluted)	$(0.05)	$(0.02)
Number of shares used in per share calculation (diluted)	27,070,949	26,993,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2022	27,046,790	$270,468	$232,315,003	$935,125	$(203,789,358)	$29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	16,287	163	19,707	—	—	19,870
Exercise of Stock Options & RSUs, net	8,852	88	(88)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	284,598	—	—	284,598
Foreign currency translation adjustment	—	—	—	(917,829)	—	(917,829)
Net loss	—	—	—	—	(1,380,700)	(1,380,700)
Balances at September 30, 2022	27,071,929	$270,719	$232,619,220	$17,296	$(205,170,058)	$27,737,177

Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485
Issuance of common stock for:
Employee Stock Purchase Plan	8,621	86	21,640	—	—	21,726
Stock-based compensation on stock options & RSUs	—	—	116,591	—	—	116,591
Foreign currency translation adjustment	—	—	—	(144,174)	—	(144,174)
Net loss	—	—	—	—	(632,097)	(632,097)
Balances at September 30, 2021	26,994,534	$269,945	$231,576,882	$1,971,978	$(200,879,274)	$32,939,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,380,700)	$(632,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	816,334	910,962
Interest from amortization of debt costs	18,560	4,643
Stock-based compensation on stock options & RSUs, net	284,598	116,591
Provision for doubtful accounts receivable	(12,452)	12,010
Change in operating lease assets and liabilities	(43,531)	(52,172)
Inventory write-offs to allowance	-	60,935
Deferred tax benefit	(29,596)	-
Changes in operating assets and liabilities:
Trade accounts receivable	639,725	(1,283,594)
Other receivables	(82,391)	134,860
Inventories	(20,282)	(109,829)
Prepaid expenses and other assets	10,874	19,702
Accounts payable and accrued liabilities	(616,494)	(799,693)
Net cash used in operating activities	(415,355)	(1,617,682)

Cash flows from investing activities:
Purchase of property and equipment	(243,393)	(1,199,005)
Net cash used in investing activities	(243,393)	(1,199,005)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	19,870	21,726
Borrowings on loans payable	-	266,850
Payments on loans payable	(169,902)	(163,758)
Repayment of finance lease obligations	(37,079)	(73,891)
Net cash (used in) provided by financing activities	(187,111)	50,927
Effect of exchange rate on cash and cash equivalents	(363,163)	(31,953)
Change in cash and cash equivalents	(1,209,022)	(2,797,713)
Cash and cash equivalents, beginning of period	5,507,891	6,774,694
Cash and cash equivalents, end of period	$4,298,869	$3,976,981

Supplemental disclosure of cash flow information:
Interest paid in cash	$48,803	$41,466
Income taxes paid	$140,756	$111,535

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Consolidated Balance Sheet as of June 30, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to our significant accounting policies during the three months ended September 30, 2022, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was not significant as of June 30, 2022 and September 30, 2022, respectively.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
	2022	2021
PMO	$3,272,555	$3,812,950
Infrared Products	3,639,659	4,887,918
Specialty Products	454,687	402,475
Total revenue	$7,366,901	$9,103,343

4. Inventories

The components of inventories include the following:

	September 30, 2022	June 30, 2022
Raw materials	$2,788,577	$3,019,156
Work in process	2,731,354	2,243,907
Finished goods	2,916,888	3,052,001
Allowance for obsolescence	(1,431,110)	(1,329,637)
	$7,005,709	$6,985,427

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.5 million and $1.6 million as of September 30, 2022 and June 30, 2022, respectively.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	September 30, 2022	June 30, 2022
Manufacturing equipment	5 - 10	$21,291,400	$22,058,636
Computer equipment and software	3 - 5	989,720	978,348
Furniture and fixtures	5	338,819	352,060
Leasehold improvements	5 - 7	2,976,292	3,043,867
Construction in progress		972,199	943,793
Total property and equipment		26,568,430	27,376,704
Less accumulated depreciation and amortization		(15,800,642)	(15,736,241)
Total property and equipment, net		$10,767,788	$11,640,463

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the three months ended September 30, 2022.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	September 30, 2022	June 30, 2022
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(6,499,473)	(6,218,202)
Total intangible assets, net		$4,176,527	$4,457,798

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2023 (remaining nine months)	843,812
June 30, 2024	1,125,083
June 30, 2025	658,398
June 30, 2026	239,334
After June 30, 2026	1,309,900
$4,176,527

7. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,
	2022	2021
(Loss) income before income taxes	$(1,278,566)	$(502,224)
Income tax provision	$102,134	$129,873
Effective income tax rate	-8%	-26%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2022 and 2021, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), which dividend will be paid to us, as its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2022 and June 30, 2022, our net deferred tax assets are related to the U.S. jurisdiction and we have provided for a valuation allowance to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2022, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. The net deferred tax liabilities included in the accompanying unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

During fiscal 2020, the Company began declaring intercompany dividends to remit a portion of the historical earnings of its foreign subsidiaries to the U.S. parent company. The Company intends to reinvest a portion of the more recent earnings generated by its foreign subsidiaries; however, the Company also plans to repatriate a portion of the historical earnings of its subsidiaries. The Company accrues withholding taxes on the portion of LPOZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $40,000 as of both September 30, 2022 and June 30, 2022. Other than these withholding taxes, these intercompany dividends have no impact on the Consolidated Financial Statements.

Law of Corporate Income Tax of Latvia

Our Latvian subsidiary, ISP Optics Latvia, SIA (“ISP Latvia”), is governed by the Law of Corporate Income Tax of Latvia. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. As a transitional measure, distributions of earnings prior to January 1, 2018 are not subject to tax if declared prior to December 31, 2019. ISP Latvia has declared an intercompany dividend to be paid to ISP Optics Corporation (“ISP”), its U.S. parent company, for the full amount of earnings accumulated prior to January 1, 2018. Distributions of this dividend will be from earnings prior to January 1, 2018 and, therefore, will not be subject to tax. We currently do not intend to distribute any earnings generated after January 1, 2018. If, in the future, we change such intention, we will accrue distribution taxes, if any, as profits are generated.

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

The following table shows total stock-based compensation expense for the three months ended September 30, 2022 and 2021 included in selling, general and administrative (“SG&A”) expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,
	2022	2021
Stock options	$58,765	$24,128
RSUs	225,833	92,463
Total	$284,598	$116,591

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $1,954 and $2,155 for the three months ended September 30, 2022 and 2021, respectively, is included in SG&A expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2022 and 2021. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the three months ended September 30, 2022 or during the three months ended September 30, 2021.

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the three months ended September 30, 2022 is presented below:

	Stock Options			Restricted Stock Units (RSUs)
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Remaining
	Shares	Price	Contract	Shares	Contract
June 30, 2022	534,462	$2.03	7.0	2,079,669	0.9

Granted	-	$-		8,852
Exercised	-	$-		(8,852)
Cancelled/Forfeited	-	$-		-
September 30, 2022	534,462	$2.03	6.9	2,079,669	0.9

Awards exercisable/
vested as of
September 30, 2022	246,392	$1.89	6.6	1,334,978	—

Awards unexercisable/
unvested as of
September 30, 2022	288,070	$2.15	7.1	744,691	0.9
	534,462			2,079,669

RSU awards vest immediately or from one to four years from the date of grant.

As of September 30, 2022, there was approximately $836,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSUs	Total
June 30, 2023 (remaining nine months)	$145,557	$317,172	$462,729
June 30, 2024	94,196	190,864	285,060
June 30, 2025	33,885	54,308	88,193
	$273,638	$562,344	$835,982

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

	Three Months Ended September 30,
	2022	2021

Net loss	$(1,380,700)	$(632,097)

Weighted-average common shares outstanding:
Basic number of shares	27,070,949	26,993,971

Effect of dilutive securities:
Options to purchase common stock	-	-
RSUs	-	-
Diluted number of shares	27,070,949	26,993,971

Loss per common share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

The following potential dilutive shares were not included in the computation of diluted earnings per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2022	2021
Options to purchase common stock	534,462	427,726
RSUs	2,061,090	1,738,439
	2,595,552	2,166,165

10. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2032. We include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under two finance lease agreements, entered into during fiscal 2019, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. We have had two leases for premises comprising our primary facility in Orlando, Florida (the “Orlando Facility”).  We assigned one of such leases to a third-party and agreed that we would vacate the premises subject to the assigned lease on November 30,2022.  We are in discussions with the third party to extend our occupancy for a limited period of time after November 30, 2022.  If the third party does not agree to extend our occupancy, and we do not vacate the premises on or before November 30, 2022, we may be subject to claims as a result thereof. We amended the second such lease in April 2021, and again in September 2021, to extend the term of such lease to 2032 and increase the leased space from 26,000 square feet to approximately 58,500 square feet. Effective in January 2022, our leases in Zhenjiang, China and Riga, Latvia were extended to December 31, 2024 and 2030, respectively.

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

We received tenant improvement allowances for each of our two leases with respect to our Orlando Facility. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances are being amortized over the corresponding lease terms. We are constructing additional tenant improvements in the premises subject to our continuing lease for our Orlando Facility, of which the landlord has agreed to provide $2.4 million in tenant improvement allowances. We will fund the balance of the tenant improvement costs, which we estimate will be approximately $2.5 million.

The components of lease expense were as follows:

	Three Months Ended September 30,
	2022	2021
Operating lease cost	$231,501	$172,230
Finance lease cost:
Depreciation of lease assets	34,111	47,354
Interest on lease liabilities	2,683	6,432
Total finance lease cost	36,794	53,786
Total lease cost	$268,295	$226,016

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2022	June 30, 2022
Assets:
Operating lease assets	Operating lease assets	$10,095,366	$10,420,604
Finance lease assets	Property and equipment, net(1)	28,783	61,566
Total lease assets		$10,124,149	$10,482,170

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$960,331	$965,622
Finance leases	Finance lease liabilities, current	21,638	55,348

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	9,114,599	9,478,077
Finance leases	Finance lease liabilities, less current portion	8,085	11,454
Total lease liabilities		$10,104,653	$10,510,501

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $451,000 and $418,000 as of September 30, 2022 and June 30, 2022, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	9.9
Finance leases	1.1

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	7.1%

Supplemental cash flow information:

	Three Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$268,580	$224,402
Operating cash used for finance leases	$2,683	$6,432
Financing cash used for finance leases	$37,079	$73,891

Future maturities of lease liabilities were as follows as of September 30, 2022:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2023 (remaining nine months)	19,886	$523,109
June 30, 2024	11,811	1,103,955
June 30, 2025	—	1,206,658
June 30, 2026	—	1,178,872
June 30, 2027	—	1,151,769
Thereafter	—	6,874,560
Total future minimum payments	31,697	12,038,923
Less imputed interest	(1,974)	(1,963,993)
Present value of lease liabilities	$29,723	$10,074,930

11. Loans Payable

As of September 30, 2022 and June 30, 2022, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which Guidance Line has since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”).

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

On May 11, 2022, we entered into the Third Amendment to the Loan Agreement dated February 26, 2019 (the “Third Amendment”; and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the “Amended Loan Agreement”), which further amended the Loan Agreement with BankUnited. In accordance with the Third Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of April 15, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 2% of the outstanding principal balance of the Term Loan on September 30, 2022, (b) 1% of the outstanding principal balance on December 31, 2022, (c) 1% of the outstanding principal balance on March 31, 2023, and (d) 4% of the outstanding principal balance on April 15, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender).  Prior to September 30, 2022, BankUnited agreed to defer the exit fee that would have been due on September 30, 2022 to October 30, 2022, and reduce the amount to 1%.

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

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The Term Loan was for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Second Amendment, the maturity date of the Term Loan was April 15, 2023, and pursuant to the Third Amendment, the maturity date of the Term Loan is April 15, 2024. The Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. However, pursuant to the Second Amendment, beginning on December 20, 2021, each facility bears interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (5.0% as of September 30, 2022), as adjusted from time to time. Equal monthly principal payments of approximately $48,446, plus accrued interest, are due and payable, in arrears, on the first day of each month during the term. Pursuant to the Second Amendment, the monthly payment, including principal and interest,  increased to $100,000 on November 1, 2022. Upon maturity, all principal and interest shall be immediately due and payable.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. Pursuant to the Third Amendment, compliance for both the fixed charge coverage ratio and total leverage ratio was waived for the quarter ended September 30, 2022, and we were in compliance with all other required covenants, as amended.

We may prepay any or all of the BankUnited Loans in whole or in part at any time, without penalty or premium, other than the exit fees, as discussed above. Late payments are subject to a late fee equal to five percent (5%) of the unpaid amount. Amounts outstanding during an event of default were to accrue interest at a rate of five percent (5%) above the 30-day LIBOR applicable immediately prior to the occurrence of the event of default. Pursuant to the Second Amendment, beginning on December 20, 2021, the default rate was converted to five percent (5%) above BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time. The Amended Loan Agreement contains other customary provisions with respect to events of default, expense reimbursement, and others.

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $18,600 and $4,600 is included in interest expense for the three-month periods ended September 30, 2022 and 2021, respectively.

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

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2023 (remaining nine months)	$734,037	$71,296	(40,213)	$765,120
June 30, 2024	3,044,738	95,062	—	3,139,800
June 30, 2025	—	95,062	—	95,062
June 30, 2026	—	39,609	—	39,609
After June 30, 2026	—	—	—	—
Total payments	$3,778,775	$301,029	$(40,213)	4,039,591
Less current portion				(1,091,145)
Non-current portion				$2,948,446

12. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $17,300 and $935,000 as of September 30, 2022 and June 30, 2022, respectively. We also recognized net foreign currency transaction gains of $23,000 and losses of $26,000 during the three months ended September 30, 2022 and 2021, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $4.3 million at September 30, 2022. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of September 30, 2022, LPOIZ had approximately $3.3 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2021, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2022.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
Assets	$18.4 million	$19.6 million	$11.9 million	$12.7 million
Net assets	$14.6 million	$15.7 million	$9.3 million	$10.0 million

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

We have incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the three months ended September, 2022, we incurred an additional $27,000. Such expenses were recorded as SG&A expenses in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period following the terminations in April 2021. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have disputed the employees’ rights to such payments and did not immediately begin making the severance payments. However, based on the likelihood that the courts in China would determine that our subsidiaries would ultimately be obligated to pay these amounts, we accrued for these payments as of June 30, 2021 and they remained accrued as of June 30, 2022 and September 30, 2022. Such expenses were recorded as SG&A expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. In October 2022, the severance amounts were paid to the court in accordance with a court order.

We have transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on the ability of those subsidiaries to operate. We have not experienced any material adverse impact to the business operations of LPOI or LPOIZ as a result of the transition. We expect to incur minimal additional legal fees and consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

Although we have taken steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, we have experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month period ended June 30, 2021 and the fiscal year ended June 30, 2022. The Company has not experienced, nor does management anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to its other subsidiaries for their customers.

COVID-19

Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic, which spread from China to countries across the world, including the United States.

To date, we have not experienced any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas still have travel restrictions in place, which has impacted some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to precisely estimate the effects of the COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2023 or beyond.

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

Potential Impact of Economic Conditions in China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. Deteriorating economic conditions in China generally and as a result of China’s zero-COVID strategy, have led to lower demand for our products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall.  A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China is likely to have a material adverse effect on our business and results of operations in future quarters.

14. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. As discussed in in Note 11, Loans Payable, we have commenced discussions with other lenders, and we anticipate refinancing our debt obligations with a new lender prior to the maturity date of the Term Loan, of which there can be no assurances. If we are unable to refinance the credit facility with other commercial lenders prior to maturity, we may need to raise additional equity financing, source financing through non-commercial lenders or further reduce certain operating expenses and capital expenditures. We filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under its shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of September 30, 2022, we have not issued any shares of its Class A common stock pursuant to the at-the-market equity program.

There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, greater than 50% of our cash and cash equivalents is held by our foreign subsidiaries and, although we regularly repatriate cash, it may not be readily available to repay liabilities in the U.S. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms or rates, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2022, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 has spread throughout world, including the U.S., and continues to spread as additional variants emerge. As a result of the COVID-19 pandemic, our employees at our facilities in China, Latvia, and the U.S. were subject to stay-at-home orders during a portion of fiscal year 2021, which restrictions have since been lifted. In addition to stay-at-home orders, many jurisdictions also implemented social distancing and other restrictions and measures to slow the spread of COVID-19. These restrictions significantly impacted economic conditions in the U.S. in 2020 and continued into 2021 and 2022. Beginning in the spring of 2021, restrictions began to lift as vaccines became more available. Despite these stay-at-home orders and other measures and restrictions implemented in the areas in which we operate, as a critical supplier to both the medical and defense industries, we were deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce was permitted to work from our facilities and our business operations have generally continued to operate as normal. Nonetheless, despite the lifting of these stay-at-home orders, out of concern for our workforce, our U.S.- and Latvia-based non-manufacturing employees have continued to work remotely to some extent. To date, we have not seen any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from our customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas still have travel restrictions in place, which has impacted some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment.  Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not presently able to estimate the effects of the COVID-19 pandemic on our future results of operations, financials, or liquidity in fiscal year 2023 or beyond.

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

In December 2016, we acquired ISP, and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high-performance lens assemblies. Since June 2019, ISP’s manufacturing operation has been located at our Orlando Facility. ISP Latvia is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. ISP Latvia’s facility in Riga, Latvia (the “Riga Facility”) functions as its manufacturing facility.

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2022.

Product Groups

Our business is organized in three product groups: PMO, infrared products and specialty products. These product groups are supported by our major product capabilities: molded optics, thermal imaging optics, and custom designed optics, with a product manager for each. Product management is principally a portfolio management process that analyzes products within the product capability areas as defined above. This function facilitates choosing investment priorities to help strategically align our competencies with strategic industry revenue opportunities. Over the longer term, this function will also help ensure successful product life cycle management.

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

Growth Strategy

Historically, we operated with a focus on optical component manufacturing, and specifically on our leadership position as a precision molded lens manufacturer for visual light applications. While still positioned as a component provider, we expanded our addressable market with the acquisition of ISP, a manufacturer of infrared optical components, in December 2016. Collectively, our operations had lacked synergies, maintained a high cost structure, and lacked a defined path for capitalizing on the industry’s evolution and growth opportunities.

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

Further information about our strategic direction can be found in our recent Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Results of Operations

Revenue

Revenue for the first quarter of fiscal 2023 was approximately $7.4 million, a decrease of approximately $1.7 million, or 19%, as compared to approximately $9.1 million in the same period of the prior fiscal year. The two main factors contributing to the sales decrease were as follows: (1) decreased demand in the Asia market due to the economic downturn in China; and (2) sales across all product groups were negatively impacted by the unexpected closure of our U.S. facility for the last several days of the fiscal 2023 first quarter due to Hurricane Ian.

Revenue generated by infrared products was approximately $3.6 million in the first quarter of fiscal 2023, a decrease of approximately $1.2 million, or 26%, as compared to approximately $4.9 million in the same period of the prior fiscal year. The decrease in revenue is primarily driven by sales of BD6-based molded infrared products, particularly to customers in the China industrial market. Sales of diamond-turned infrared products also decreased, primarily attributable to customers in the defense and industrial markets.

Revenue generated by PMO products was approximately $3.3 million for the first quarter of fiscal 2023, a decrease of approximately $540,000, or 14%, as compared to approximately $3.8 million in the same period of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales through our catalog and distribution channels, as well as sales to commercial customers. The majority of the decrease in sales through our catalog and distribution channels is due to the termination of our distribution agreement in Europe during the third quarter of fiscal 2022. We are no longer accepting new orders through this distributor, and are now soliciting and receiving orders directly from the end customers. This transition will continue through the third quarter of fiscal 2023, as we will continue to ship distribution orders that were in place prior to the contract termination. The remainder of the decrease in PMO product sales is related to customers in China, across all of the industries we serve.

Revenue generated by our specialty products was approximately $455,000 in the first quarter of fiscal 2023, an increase of approximately $52,000, or 13%, compared to $402,000 in the same period of the prior fiscal year. The increase was primarily driven by non-recurring charges billed to a customer during the first quarter of fiscal 2023.

Cost of Sales and Gross Margin

Gross margin in the first quarter of fiscal 2023 was approximately $2.2 million, a decrease of 30%, as compared to approximately $3.2 million in the same period of the prior fiscal year. Total cost of sales was approximately $5.1 million for the first quarter of fiscal 2023, compared to approximately $5.9 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 30% for the first quarter of fiscal 2023, compared to 35% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to the significantly lower revenue level, with less contribution toward fixed manufacturing costs. Maintaining a gross margin of 30% at this low revenue level reflects the benefit of a number of the operational and cost structure improvements that we have been implementing.

Selling, General and Administrative

SG&A costs were approximately $2.6 million for the first quarter of fiscal 2023, a decrease of approximately $231,000, or 8%, as compared to approximately $2.9 million in the same period of the prior fiscal year. The decrease in SG&A costs is primarily due to a decrease of approximately $300,000 of expenses associated with the previously disclosed events that occurred at our Chinese subsidiaries, including legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

New Product Development

New product development costs were approximately $550,000 in the first quarter of fiscal 2023, an increase of approximately $123,000, or 29%, as compared to the same period of the prior fiscal year. This increase was primarily due to the re-allocation of personnel resources among our new product development and manufacturing engineering departments, the latter of which is included in cost of goods sold.

Other Income (Expense)

Interest expense, net, was approximately $70,000 for the first quarter of fiscal 2023, as compared to $46,000 for the same period of the prior fiscal year. The increase in interest expense is due to higher interest rates and increased amortization of loan fees. Total debt has decreased 19% as of the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021.

Other income, net, was approximately $27,000 for the first quarter of fiscal 2023, as compared to other expense, net, of $51,000 for the same period of the prior fiscal year. Other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During the first quarter of fiscal 2023, we incurred net foreign currency transaction gains of approximately $23,000, compared to losses of approximately $26,000 for the same period of the prior fiscal year.

Income Taxes

During the first quarter of fiscal 2023, income tax expense was approximately $102,000, compared to approximately $130,000 for the same period of the prior fiscal year. Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the first quarter of fiscal 2023 was approximately $1.4 million, or $0.05 basic and diluted loss per share, compared to $632,000, or $0.02 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss for the first quarter of fiscal 2023, as compared to the same period of the prior fiscal year, was primarily attributable to lower revenue and gross margin, partially offset by lower operating expenses and income taxes.

Weighted-average common shares outstanding were 27,070,949, basic and diluted, in the first quarter of fiscal 2023, compared to 26,993,971, basic and diluted, in the first quarter of fiscal 2022. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs.

Potential Impact of Economic Conditions in China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. According to the National Bureau of Statistics of China, the annual economic growth rate in China was 6.9% in 2017, 6.8% in 2018, 6.1% in 2019, 2.3% in 2020, and 8.1% in 2021. The annual economic growth rate in 2022 is estimated to be 4.8%, although some analysts have indicated that China’s economic growth could be lower.  Deteriorating economic conditions in China generally and as a result of China’s zero-COVID strategy, have led to lower demand for the Company’s products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall.  A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China is likely to have a material adverse effect on our business and results of operations in future quarters.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital of approximately $9.2 million and total cash and cash equivalents of approximately $4.3 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of September 30, 2022, LPOIZ had approximately $3.3 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2021, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2022.

Loans payable consists of the BankUnited Term Loan, pursuant to the Amended Loan Agreement, and the subordinated Equipment Loan. As of September 30, 2022, the outstanding balance on the BankUnited Term Loan was approximately $3.8 million. The outstanding balance on the Equipment Loan was approximately $301,000 as of September 30, 2022.

The Amended Loan Agreement and the Letter Agreement includes certain customary covenants. As of September 30, 2022, we obtained a waiver of compliance for both the fixed charge coverage ratio and total leverage ratio, and we were in compliance with all other covenants, as amended. For additional information, see Note 11, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In February 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under our shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of September 30, 2022, we have not issued any shares of our Class A common stock pursuant to the at-the-market equity program.

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. We anticipate refinancing our debt obligations with a new lender prior to the maturity date of the Term Loan, of which there can be no assurances. There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. We will also continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms or rates, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include exploring strategic options for the sale of the Company, the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Operating:

Cash used in operations was approximately $415,000 for the first three months of fiscal 2023, compared to approximately $1.6 million for the same period of the prior fiscal year. Cash used in operations for the first three months of fiscal 2023 was less than in the comparable period, with an outflow of approximately $69,000 from the net change in operating assets and liabilities in the first quarter of fiscal 2023, compared to $2 million from the net changes in operating assets and liabilities for the first quarter of fiscal 2022. The amount of cash used in operations in the first fiscal quarter of 2022 resulted from several factors, including a decrease in accounts payable and accrued liabilities during such quarter arising from the payment of certain expenses related to previously disclosed events that occurred at our Chinese subsidiaries which were accrued as of June 30, 2021, and an increase in accounts receivable due to higher sales than the previous sequential quarter.  Cash used in operations in the first three months of fiscal 2023 reflect a decrease in accounts receivable due to lower sales than the previous sequential quarter.

Cash Flows – Investing:

During the first three months of fiscal 2023, we expended approximately $243,000 in investments in capital equipment, compared to approximately $1.2 million in the same period of the prior fiscal year. The first three months of fiscal 2023 reflects only maintenance capital expenditures, whereas the majority of our capital expenditures during the first three months of fiscal 2022 were related to the continued expansion of our infrared coating capacity as well as increasing our lens diamond turning capacity to meet current and forecasted demand.Overall, we anticipate that the level of capital expenditures during fiscal 2023 will be greater than fiscal 2022, however, the total amount expended will depend on opportunities and circumstances.

Cash Flows – Financings:

Net cash used in financing activities was approximately $187,000 for the first three months of fiscal 2023, compared to cash provided by financing activities of approximately $51,000 in the same period of the prior fiscal year. Cash used in financing activities for the first three months of fiscal 2023 reflects approximately $207,000 in principal payments on our loans and finance leases offset by approximately $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash provided by financing activities for the first three months of fiscal 2022 reflects approximately $238,000 in principal payments on our loans and finance leases, offset by proceeds of approximately $267,000 from the Equipment Loan, and approximately $22,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of September 30, 2022, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first three months of fiscal 2023 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the merchant market, a market that we believe is underserved in this area of service offering. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of a critical component from foreign merchant production sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2022.

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

Our total backlog at September 30, 2022 was approximately $23.0 million, an increase of 19%, as compared to $19.3 million as of September 30, 2022. Compared to the end of fiscal 2022, our total backlog increased by 29% during the first three months of fiscal 2023. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2022	$19,265	-10%	-10%
Q2 2022	$21,929	3%	14%
Q3 2022	$19,678	-8%	-10%
Q4 2022	$17,767	-17%	-10%
Q1 2023	$22,973	29%	29%

The increase in backlog during the first three months of fiscal 2023 was largely due to a $4 million supply agreement with a long time European customer of precision motion control systems and OEM assemblies. The new supply agreement will go into effect in the second half of our fiscal year 2023 and is expected to run for around 12-18 months. In addition, orders were received for several other significant long-term projects with customers in the U.S and in Europe.

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

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 material. With the global supply of germanium currently concentrated in Russia and China, recent global events are generating renewed interest in BD6 as an alternative to germanium. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure. However, order bookings for both PMO and Infrared products continue to be slow in China. During fiscal 2022, we believe the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel, adversely impacted the domestic sales in China of these subsidiaries. Although our new sales and management personnel have begun to establish relationships with customers, domestic sales in China have also been adversely impacted by the economic downturn in China, which we expect to continue to negatively impact fiscal 2023 revenue in that region.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three-month periods ended September 30, 2022 and 2021:

	(unaudited)
	Three Months Ended September 30,		Quarter
	2022	2021	% Change
Revenue
PMO	$3,272,555	$3,812,950	-14%
Infrared Products	3,639,659	4,887,918	-26%
Specialty Products	454,687	402,475	13%
Total revenue	$7,366,901	$9,103,343	-19%

Units
PMO	447,486	494,307	-9%
Infrared Products	45,375	144,447	-69%
Specialty Products	29,966	5,262	469%
Total units	522,827	644,016	-19%

Three months ended September 30, 2022

Our revenue decreased by 19% in the first quarter of fiscal 2023, as compared to the same quarter of the prior fiscal year, driven by decreases in both PMO and Infrared products. The two main factors contributing to the sales decrease were as follows: (1) decreased demand in the Asia market due to the economic downturn in China; and (2) sales across all product groups were negatively impacted by the unexpected closure of our U.S. facility for the last several days of the fiscal 2023 first quarter due to Hurricane Ian.

Revenue from the PMO product group for the first quarter of fiscal 2023 was $3.3 million, a decrease of 14%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales through our catalog and distribution channels, as well as sales to commercial customers. The majority of the decrease in sales through our catalog and distribution channels is due to the termination of our distribution agreement in Europe during the third quarter of fiscal 2022. We are no longer accepting new orders through this distributor, and are now soliciting and receiving orders directly from the end customers. This transition will continue through the third quarter of fiscal 2023, as we will continue to ship distribution orders that were in place prior to the contract termination. The remainder of the decrease in PMO product sales is related to customers in China, across all of the industries we serve.

Revenue generated by the infrared product group for the first quarter of fiscal 2023 was $3.6 million, a decrease of 26%, as compared to same quarter of the prior fiscal year. The decrease in revenue is primarily driven by sales of BD6-based molded infrared products, particularly to customers in the China industrial market. Sales of diamond-turned infrared products also decreased, primarily attributable to customers in the defense and industrial markets.

Our specialty products revenue increased by 13%, as compared to the same period of the prior fiscal year, and represented 6% and 4% of total revenue for the first quarters of fiscal 2023 and 2022, respectively. The increase was primarily driven by non-recurring charges billed to a customer during the first quarter of fiscal 2023.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the quarters ended September 30, 2022 and 2021:

	(unaudited)
	Quarter Ended September 30,
	2022	2021
Net loss	$(1,380,700)	$(632,097)
Depreciation and amortization	816,334	910,962
Income tax provision	102,134	129,873
Interest expense	70,370	45,749
EBITDA	$(391,862)	$454,487
% of revenue	-5%	5%

Our EBITDA for the quarter ended September 30, 2022 was a loss of approximately $392,000, compared to earnings of $454,000 for the same period of the prior fiscal year. The decrease in EBITDA in the first quarter of fiscal 2023 was primarily attributable to lower revenue and gross margin, partially offset by lower operating costs.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended September 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2022.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 10, 2022	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

