Form 10-Q
period 2022-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2023-02-09
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

36,662,524 shares of common stock, Class A, $0.01 par value, outstanding as of February 6, 2023.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic or rising inflation and interest rates, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions, particularly at our foreign facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions and the Russian-Ukraine conflict; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2022. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	December 31,	June 30,
Assets	2022	2022
Current assets:
Cash and cash equivalents	$3,793,852	$5,507,891
Trade accounts receivable, net of allowance of $41,240 and $36,313	4,857,726	5,211,292
Inventories, net	6,914,276	6,985,427
Other receivables	149,775	—
Prepaid expenses and other assets	443,567	464,804
Total current assets	16,159,196	18,169,414

Property and equipment, net	10,978,783	11,640,463
Operating lease right-of-use assets	9,894,925	10,420,604
Intangible assets, net	3,895,256	4,457,798
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	143,000	143,000
Other assets	47,987	27,737
Total assets	$46,974,052	$50,713,921
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,366,201	$3,073,933
Accrued liabilities	775,630	558,750
Accrued payroll and benefits	1,316,103	2,081,212
Operating lease liabilities, current	926,132	965,622
Loans payable, current portion	1,085,103	998,692
Finance lease obligation, current portion	43,123	55,348
Total current liabilities	6,512,292	7,733,557

Deferred tax liabilities, net	521,346	541,015
Finance lease obligation, less current portion	50,460	11,454
Operating lease liabilities, noncurrent	8,921,735	9,478,077
Loans payable, less current portion	2,766,431	3,218,580
Total liabilities	18,772,264	20,982,683

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting;
500,000 shares authorized; none issued and outstanding	-	-
Common stock: Class A, $0.01 par value, voting;
44,500,000 shares authorized; 27,275,515 and 27,046,790
shares issued and outstanding	272,755	270,468
Additional paid-in capital	233,104,731	232,315,003
Accumulated other comprehensive income	688,421	935,125
Accumulated deficit	(205,864,119)	(203,789,358)
Total stockholders’ equity	28,201,788	29,731,238
Total liabilities and stockholders’ equity	$46,974,052	$50,713,921

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue, net	$8,472,679	$9,243,174	$15,839,580	$18,346,517
Cost of sales	5,248,334	6,443,328	10,381,323	12,374,736
Gross margin	3,224,345	2,799,846	5,458,257	5,971,781
Operating expenses:
Selling, general and administrative	3,030,653	2,946,998	5,668,826	5,816,044
New product development	466,163	551,960	1,016,044	978,971
Amortization of intangibles	281,271	281,271	562,542	562,542
Loss on disposal of property and equipment	2,742	—	2,742	—
Total operating expenses	3,780,829	3,780,229	7,250,154	7,357,557
Operating loss	(556,484)	(980,383)	(1,791,897)	(1,385,776)
Other income (expense):
Interest expense, net	(81,241)	(50,331)	(151,611)	(96,080)
Other income (expense), net	(1,336)	10,819	25,881	(40,263)
Total other income (expense), net	(82,577)	(39,512)	(125,730)	(136,343)
Loss before income taxes	(639,061)	(1,019,895)	(1,917,627)	(1,522,119)
Income tax provision	55,000	35,396	157,134	165,269
Net loss	$(694,061)	$(1,055,291)	$(2,074,761)	$(1,687,388)
Foreign currency translation adjustment	671,125	284	(246,704)	(143,890)
Comprehensive loss	$(22,936)	$(1,055,007)	$(2,321,465)	$(1,831,278)
Loss per common share (basic)	$(0.03)	$(0.04)	$(0.08)	$(0.06)
Number of shares used in per share calculation (basic)	27,172,226	27,008,748	27,121,583	27,001,360
Loss per common share (diluted)	$(0.03)	$(0.04)	$(0.08)	$(0.06)
Number of shares used in per share calculation (diluted)	27,172,226	27,008,748	27,121,583	27,001,360

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Class A			Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2022	27,046,790	$270,468	$232,315,003	$935,125	$(203,789,358)	$29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	16,287	163	19,707	—	—	19,870
Exercise of Stock Options & RSUs, net	8,852	88	(88)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	284,598	—	—	284,598
Foreign currency translation adjustment	—	—	—	(917,829)	—	(917,829)
Net loss	—	—	—	—	(1,380,700)	(1,380,700)
Balances at September 30, 2022	27,071,929	$270,719	$232,619,220	$17,296	$(205,170,058)	$27,737,177
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	203,586	2,036	(2,036)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	487,547	—	—	487,547
Foreign currency translation adjustment	—	—	—	671,125	—	671,125
Net loss	—	—	—	—	(694,061)	(694,061)
Balances at December 31, 2022	27,275,515	$272,755	$233,104,731	$688,421	$(205,864,119)	$28,201,788

Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485
Issuance of common stock for:
Employee Stock Purchase Plan	8,621	86	21,640	—	—	21,726
Exercise of Stock Options & RSUs, net	—	—		—	—	—
Stock-based compensation on stock options & RSUs	—	—	116,591	—	—	116,591
Foreign currency translation adjustment	—	—	—	(144,174)	—	(144,174)
Net loss	—	—	—	—	(632,097)	(632,097)
Balances at September 30, 2021	26,994,534	$269,945	$231,576,882	$1,971,978	$(200,879,274)	$32,939,531
Issuance of common stock for:
Settlement of RSUs, net	27,341	274	(274)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	184,538	—	—	184,538
Foreign currency translation adjustment	—	—	—	284	—	284
Net loss	—	—	—	—	(1,055,291)	(1,055,291)
Balances at December 31, 2021	27,021,875	$270,219	$231,761,146	$1,972,262	$(201,934,565)	$32,069,062

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,074,761)	$(1,687,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,580,882	1,839,401
Interest from amortization of debt costs	37,120	14,854
Loss on disposal of property and equipment	2,742	—
Stock-based compensation on stock options, RSUs & RSAs, net	772,145	301,129
Provision for doubtful accounts receivable	(11,421)	12,010
Change in operating lease assets and liabilities	(70,153)	(123,534)
Inventory write-offs to allowance	2,233	105,993
Deferred tax benefit	(19,669)	—
Changes in operating assets and liabilities:
Trade accounts receivable	364,987	(311,150)
Other receivables	(149,775)	(130,222)
Inventories	68,918	1,238,529
Prepaid expenses and other assets	987	56,504
Accounts payable and accrued liabilities	(1,255,961)	(1,473,498)
Net cash used in operating activities	(751,726)	(157,372)

Cash flows from investing activities:
Purchase of property and equipment	(411,551)	(1,317,373)
Net cash used in investing activities	(411,551)	(1,317,373)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	19,870	21,726
Loan costs	—	(61,223)
Borrowings on loans payable	—	266,850
Payments on loans payable	(405,498)	(336,985)
Repayment of finance lease obligations	(57,140)	(133,298)
Net cash used in financing activities	(442,768)	(242,930)
Effect of exchange rate on cash and cash equivalents	(107,994)	(4,264)
Change in cash and cash equivalents	(1,714,039)	(1,721,939)
Cash and cash equivalents, beginning of period	5,507,891	6,774,694
Cash and cash equivalents, end of period	$3,793,852	$5,052,755

Supplemental disclosure of cash flow information:
Interest paid in cash	$106,394	$81,533
Income taxes paid	$218,367	$197,103
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through capital lease arrangements	$83,921	—

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

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to our significant accounting policies during the six months ended December 31, 2022, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was not significant as of June 30, 2022 and December 31, 2022, respectively.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. We have organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. Revenue by product group for the three and six months ended December 31, 2022 and 2021 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
PMO	$3,876,627	$3,762,497	$7,149,182	$7,575,447
Infrared Products	4,024,591	5,075,168	7,664,250	9,963,086
Specialty Products	571,461	405,509	1,026,148	807,984
Total revenue	$8,472,679	$9,243,174	$15,839,580	$18,346,517

4. Inventories

The components of inventories include the following:

	December 31, 2022	June 30, 2022
Raw materials	$2,938,153	$3,019,156
Work in process	2,818,906	2,243,907
Finished goods	2,802,771	3,052,001
Allowance for obsolescence	(1,645,554)	(1,329,637)
	$6,914,276	$6,985,427

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.5 million and $1.6 million as of December 31, 2022 and June 30, 2022, respectively.

5. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	December 31, 2022	June 30, 2022
Manufacturing equipment	5 - 10	$22,212,798	$22,058,636
Computer equipment and software	3 - 5	970,021	978,348
Furniture and fixtures	5	353,631	352,060
Leasehold improvements	5 - 7	3,081,428	3,043,867
Construction in progress		982,126	943,793
Total property and equipment		27,600,004	27,376,704
Less accumulated depreciation and amortization		(16,621,221)	(15,736,241)
Total property and equipment, net		$10,978,783	$11,640,463

6. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the six months ended December 31, 2022.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	December 31, 2022	June 30, 2022
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(6,780,744)	(6,218,202)
Total intangible assets, net		$3,895,256	$4,457,798

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2023 (remaining six months)	562,541
June 30, 2024	1,125,083
June 30, 2025	658,398
June 30, 2026	239,334
After June 30, 2026	1,309,900
$3,895,256

7. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Loss before income taxes	$(639,061)	$(1,019,895)	$(1,917,627)	$(1,522,119)
Income tax provision	$55,000	$35,396	$157,134	$165,269
Effective income tax rate	-9%	-3%	-8%	-11%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and six months ended December 31, 2022 and 2021, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), and paid or payable to LightPath, its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2022 and June 30, 2022, our net deferred tax assets are related to the U.S. jurisdiction and we have provided for a valuation allowance to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax asset consists primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2022, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

During fiscal 2020, the Company began declaring intercompany dividends to remit a portion of the historical earnings of its foreign subsidiaries to the U.S. parent company. The Company intends to reinvest a portion of the more recent earnings generated by its foreign subsidiaries; however, the Company also plans to repatriate a portion of the historical earnings of its subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $40,000 as of both December 31, 2022 and June 30, 2022. Other than these withholding taxes, these intercompany dividends have no impact on the Consolidated Financial Statements.

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

8. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At our 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A common stock were authorized for issuance pursuant to awards granted thereunder. As of December 31, 2022, 1,882,094 shares of Class A common stock are authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

The stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and six months ended December 31, 2022 and 2021 included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Stock options	$59,284	$25,879	$118,049	$50,007
RSAs	$66,850	—	$66,850	—
RSUs	$361,413	$158,659	$587,246	251,122
Total	$487,547	$184,538	$772,145	$301,129

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of $1,954 and $2,155 for the six months ended December 31, 2022 and 2021, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income, which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months ended December 31, 2022 and 2021. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the six months ended December 31, 2022 or during the six months ended December 31, 2021.

Restricted Stock Awards

RSAs are granted primarily to our executive officers, employees and consultants, and typically vest over a one to three year period from the date of grant, although some may vest immediately upon grant. The stock underlying RSAs is issued upon vesting.

Restricted Stock Units

RSUs are granted primarily to our directors, although RSU awards may also be made to executive officers, employees and consultants. RSUs typically vest over a one to four year period from the date of grant, although some may vest immediately upon grant.

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the six months ended December 31, 2022 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2022	534,462	$2.03	7.0	2,079,669	0.9	—

Granted	-	$-		523,618		129,604
Exercised	-	$-		(169,273)		(59,809)
Cancelled/Forfeited	-	$-		-
December 31, 2022	534,462	$2.03	6.6	2,434,014	1.5	69,795	1.4

Awards exercisable/
vested as of
December 31, 2022	282,756	$1.92	6.1	1,703,187	—	—

Awards unexercisable/
unvested as of
December 31, 2022	251,706	$2.15	7.2	730,827	1.5	69,795	1.4
	534,462			2,434,014		69,795

As of December 31, 2022, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2023 (remaining six months)	$85,039	$18,239	$344,980	$448,258
June 30, 2024	94,196	36,451	338,723	469,370
June 30, 2025	33,885	15,164	113,804	162,853
June 30, 2026	—	—	19,829	19,829
	$213,120	$69,854	$817,336	$1,100,310

9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of shares of Class A common stock outstanding, during each period presented. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue shares of Class A common stock were exercised or converted into shares of Class A common stock. The computations for basic and diluted earnings (loss) per share of Class A common stock are described in the following table:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net loss	$(694,061)	$(1,055,291)	$(2,074,761)	$(1,687,388)

Weighted-average common shares outstanding:
Basic number of shares	27,172,226	27,008,748	27,121,583	27,001,360

Effect of dilutive securities:
Options to purchase common stock	-	-	-	-
RSUs and RSAs	-	-	-	-
Diluted number of shares	27,172,226	27,008,748	27,121,583	27,001,360

Loss per common share:
Basic	$(0.03)	$(0.04)	$(0.08)	$(0.06)
Diluted	$(0.03)	$(0.04)	$(0.08)	$(0.06)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Options to purchase common stock	534,462	420,767	534,462	423,853
RSUs and RSAs	2,248,789	1,102,803	2,154,939	1,819,119
	2,783,251	1,523,570	2,689,401	2,242,972

10. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida. The operating leases for facilities are non-cancelable operating leases, expiring through 2032. We include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise that option. We currently have obligations under three finance lease agreements, entered into during fiscal 2019 and fiscal 2023, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. We previously had two leases for premises comprising our primary facility in Orlando, Florida (the “Orlando Facility”). We assigned one of such leases to a third-party and agreed that we would vacate the premises subject to the assigned lease on November 30, 2022. In December 2022, entered into an agreement with the assignee of such lease that extended our right to occupy the subject premises until February 28, 2023, in consideration of payments of rent through February 28, 2023, and other amounts to the assignee. We amended the second lease for the premises comprising our Orlando Facility in April 2021, and again in September 2021, to extend the term of such lease to a date we anticipate to be in or around December 2032 and to increase the leased space from 26,000 square feet to approximately 58,500 square feet. Effective in January 2022, the terms of our leases in Zhenjiang, China and Riga, Latvia were extended to December 31, 2024 and 2030, respectively.

As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Currently, none of our leases include variable lease payments that are dependent on an index or rate. We are responsible for payment of certain real estate taxes, insurance and other expenses on certain of our leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU assets and the related lease liabilities. We generally account for non-lease components, such as maintenance, separately from lease components. Our lease agreements do not contain any material residual value guarantees or material restricted covenants. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease cost	$184,424	$171,911	$415,925	$344,141
Finance lease cost:
Depreciation of lease assets	34,111	43,825	68,222	91,179
Interest on lease liabilities	1,187	5,315	3,870	11,747
Total finance lease cost	35,298	49,140	72,092	102,926
Total lease cost	$219,722	$221,051	$488,017	$447,067

Supplemental balance sheet information related to the leases was as follows:

	Classification	December 31, 2022	June 30, 2022
Assets:
Operating lease assets	Operating lease assets	$9,894,925	$10,420,604
Finance lease assets	Property and equipment, net(1)	91,430	61,566
Total lease assets		$9,986,355	$10,482,170

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$926,132	$965,622
Finance leases	Finance lease liabilities, current	43,123	55,348

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,921,735	9,478,077
Finance leases	Finance lease liabilities, less current portion	50,460	11,454
Total lease liabilities		$9,941,450	$10,510,501

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $55,000 and $418,000 as of December 31, 2022 and June 30, 2022, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	9.7
Finance leases	2.5

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	8.4%

Supplemental cash flow information:

	Six Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$523,157	$448,485
Operating cash used for finance leases	$2,286	$11,747
Financing cash used for finance leases	$57,140	$113,298

Future maturities of lease liabilities were as follows as of December 31, 2022:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2023 (remaining six months)	$23,023	$240,823
June 30, 2024	43,683	1,046,659
June 30, 2025	31,872	1,222,871
June 30, 2026	9,557	1,193,987
June 30, 2027	-	1,165,786
Thereafter	-	6,938,805
Total future minimum payments	108,135	11,808,931
Less imputed interest	(14,552)	(1,961,064)
Present value of lease liabilities	$93,583	$9,847,867

11. Loans Payable

As of December 31, 2022 and June 30, 2022, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to a maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which Guidance Line has since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”).

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “First Amendment”). The First Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed. On September 9, 2021, we entered into a letter agreement with BankUnited (the “Letter Agreement”). The Letter Agreement: (i) reduced the fixed charge coverage ratio to 1.0 for the quarter ended September 30, 2021 and to 1.1 for the quarter ended December 31, 2021; (ii) modified the calculation for both the fixed charge coverage ratio and the total leverage ratio to provide for adjustments related to expenses incurred in connection with the employee matters that occurred during fiscal 2021 at LPOI and LPOIZ, which expenses must be approved by BankUnited; (iii) terminated the Guidance Line; and (iv) required approval from BankUnited prior to our being able to draw upon the Revolving Line, subject to our compliance with the fixed charge coverage ratio for the quarters ended September 30, 2021 and December 31, 2021. The Letter Agreement also granted us a waiver of default arising prior to the Letter Agreement for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021. Based on the waiver, we were no longer in default of the Amended Loan Agreement as of June 30, 2021. Finally, in connection with the Letter Agreement, we paid BankUnited a fee equal to $10,000.

On November 5, 2021, we entered into a second letter agreement with BankUnited (the “Second Letter Agreement”)and thereafter, in accordance with the Second Letter Agreement, on December 20, 2021, we entered into the Second Amendment to the Loan Agreement dated February 26, 2019 (the “Second Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Second Amendment, the parties agreed to the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan (as defined in the Amended Loan Agreement); (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) beginning on December 20, 2021, each facility will bear interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (7.0% as of December 31, 2022), as adjusted from time to time; (iv) an exit fee equal to 4% of the outstanding principal balance of the Term Loan on April 15, 2023 (to the extent the Term Loan is still outstanding on such date and has not been refinanced with another lender); and (v) a fee of $50,000 payable upon execution of the Second Amendment. The Second Amendment also granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022.

On May 11, 2022, we entered into the Third Amendment to the Loan Agreement dated February 26, 2019 (the “Third Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Third Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of April 15, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 2% of the outstanding principal balance of the Term Loan on September 30, 2022, (b) 1% of the outstanding principal balance on December 31, 2022, (c) 1% of the outstanding principal balance on March 31, 2023, and (d) 4% of the outstanding principal balance on April 15, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender). Prior to September 30, 2022, BankUnited agreed to defer the exit fee that would have been due on September 30, 2022 to October 30, 2022, and reduce the amount to 1%. On December 31, 2022, BankUnited agreed to reduce the December 31, 2022 penalty to 0.25% of the outstanding principal balance as of that date.

On February 7, 2023, we entered into the Fourth Amendment to the Loan Agreement dated February 26, 2019 (the “Fourth Amendment” and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the Second Amendment, and the Third Amendment, the “Amended Loan Agreement”), which further amended the Loan Agreement with BankUnited. In accordance with the Fourth Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of December 31, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 1% of the outstanding principal balance on December 31, 2023 and (d) 4% of the outstanding principal balance on December 31, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender), (iii) a principal reduction payment of $1,000,000 on or before February 28, 2023, (iv) commencing on March 1, 2023 and continuing on the first day of each month thereafter until December 31, 2023, monthly payments of $75,000, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments of $100,000, with each such payment applied first to interest, costs and expenses and then to principal, (v) commencing on March 1, 2023, each facility will bear interest at BankUnited’s then prime rate of interest (7.5% as of December 31, 2022), and (vi) BankUnited has waived compliance with certain financial covenants until December 31, 2023.

BankUnited Revolving Line

Pursuant to the BankUnited Loan Agreement, BankUnited agreed to make loan advances under the BankUnited Revolving Line to us up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds could have been used for working capital and general corporate purposes. There were no amounts outstanding on the BankUnited Revolving Line as of June 30, 2021 and no amounts were due upon its expiration on February 26, 2022.

BankUnited Term Loan

Pursuant to the BankUnited Loan Agreement, BankUnited advanced us $5,813,500 to satisfy in full the amounts owed to Avidbank, including the outstanding principal amount and all accrued interest under the acquisition term loan and to pay the fees and expenses incurred in connection with the closing of the BankUnited Loans. The Term Loan was for a 5-year term, but co-terminus with the BankUnited Revolving Line should the BankUnited Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Second Amendment, the maturity date of the Term Loan was extended to April 15, 2023, and pursuant to the Third Amendment, the maturity date of the Term Loan was extended to April 15, 2024. Pursuant to the Fourth Amendment, the maturity date of the Term Loan was extended to December 31, 2024. The Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. However, pursuant to the Second Amendment, beginning on December 20, 2021, each facility bears interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points (7.0% as of December 31, 2022), as adjusted from time to time and pursuant to the Fourth Amendment, beginning on March 1, 2023, each facility will bear interest at BankUnited’s then-prime rate of interest (7.5% as of December 31, 2022). Equal monthly principal payments of approximately $48,446, plus accrued interest, were due and payable, in arrears, on the first day of each month during the term; provided that, pursuant to the Second Amendment, the monthly payments, including principal and interest, increased to $100,000 on November 1, 2022. Pursuant to the Fourth Amendment, monthly payments, including principal and interest, shall decrease to $75,000, but shall increase to $100,000 on January 1, 2024. Upon maturity, all principal and interest shall be immediately due and payable.

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

General Terms

The Amended Loan Agreement contains customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing our business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. Pursuant to the Third Amendment, compliance for both the fixed charge coverage ratio and total leverage ratio was waived for the quarter ended December 31, 2022, and we were in compliance with all other required covenants, as amended. Pursuant to the Fourth Amendment, the financial covenants are waived until December 31, 2023.

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

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and will be amortized over the term. Amortization of approximately $37,100 and $14,900 is included in interest expense for the six-month periods ended December 31, 2022 and 2021, respectively.

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

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Equipment Loan	Unamortized Debt Costs	Total
Fiscal year ending:
June 30, 2023 (remaining six months)	$482,085	$52,232	(21,653)	$512,664
June 30, 2024	3,086,415	104,464	—	3,190,879
June 30, 2025	—	104,464	—	104,464
June 30, 2026	—	43,527	—	43,527
After June 30, 2026	—	—	—	—
Total payments	$3,568,500	$304,687	$(21,653)	3,851,534
Less current portion				(1,085,103)
Non-current portion				$2,766,431

12. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $688,000 and $935,000 as of December 31, 2022 and June 30, 2022, respectively. We also recognized net foreign currency transaction losses of $29,000 and $14,000 during the three months ended December 31, 2022 and 2021, respectively. During the six months ended December 31, 2022 and 2021, we recognized net foreign currency transaction losses of $7,000 and $40,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $3.8 million at December 31, 2022. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2022, LPOIZ had approximately $3.9 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2022.

Assets and net assets in foreign countries are as follows:

	China		Latvia
	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022
Assets	$17.9 million	$19.6 million	$13.2 million	$12.7 million
Net assets	$13.9 million	$15.7 million	$10.1 million	$10.0 million

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

We have incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the three and six months ended December 31, 2022, expenses incurred related to the legal proceedings were immaterial. Such expenses were recorded as SG&A expenses in these unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period following the terminations in April 2021. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have disputed the employees’ rights to such payments and did not immediately begin making the severance payments. However, based on the likelihood that the courts in China would determine that our subsidiaries would ultimately be obligated to pay these amounts, we accrued for these payments as of June 30, 2021 and they remained accrued as of June 30, 2022. Such expenses were recorded as SG&A expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. In October 2022, the severance amounts were paid to the court in accordance with a court order.

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

COVID-19

Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic and its lasting impacts.

To date, we have not experienced any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas still have travel restrictions in place, which has impacted some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, we are not able to precisely estimate the effects of the continuing COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal year 2023 or beyond.

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

14. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. As discussed in in Note 11, Loans Payable, on February 7, 2023, we entered into the Fourth Amendment with BankUnited to amend the BankUnited Loan Agreement. In accordance with the Fourth Amendment, the parties agreed to a further extension of the term, and reduced payments beginning March 1, 2023 through December 31, 2023, among other items.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of December 31, 2022, we had not issued any shares of its Class A common stock pursuant to the at-the-market equity program.

On January 12, 2023, the Company entered into a securities purchase agreement (“Purchase Agreement”), pursuant to which the Company agreed to issue and sell in a public offering under the shelf registration statement an aggregate of 9,090,910 shares of the Company’s Class A common stock, par value $0.01 per share for a purchase price of $1.10 per share and filed a prospectus supplement with the SEC related thereto. The sale of shares pursuant to the Purchase Agreement closed on January 17, 2023, and resulted in net proceeds of approximately $9.2 million after payment of placement agent fees, and certain other costs and expenses of the offering.

Following this equity raise, we do not expect to need additional equity capital for the foreseeable future, however there are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, we may identify opportunities for acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should be elect to pursue any of such transactions.

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

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 has spread throughout world, including the U.S., and continues to spread as additional variants emerge. As a result of the COVID-19 pandemic, our employees at our facilities in China, Latvia, and the U.S. were subject to stay-at-home orders during a portion of fiscal year 2021, which restrictions have since been lifted. In addition to stay-at-home orders, many jurisdictions also implemented social distancing and other restrictions and measures to slow the spread of COVID-19. These restrictions significantly impacted economic conditions in the U.S. in 2020 that continued into 2021 and 2022. Beginning in the spring of 2021, restrictions began to lift as vaccines became more available. Despite these stay-at-home orders and other measures and restrictions implemented in the areas in which we operate, as a critical supplier to both the medical and defense industries, we were deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce was permitted to work from our facilities and our business operations have generally continued to operate as normal. Nonetheless, despite the lifting of these stay-at-home orders, out of concern for our workforce, our U.S.- and Latvia-based non-manufacturing employees have continued to work remotely to some extent. To date, we have not seen any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from our customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas still have travel restrictions in place, which has impacted some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, we are not presently able to estimate the effects of the continuing COVID-19 pandemic on our future results of operations, financials, or liquidity in fiscal year 2023 or beyond.

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

Growth Strategy

The industry is transforming from a fragmented industry with many component manufacturers into a solution-focused industry with the potential for partnerships for solution development and production. Based on the shifts in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty product to being integrated into mainstream industries and applications, we redefined our strategic direction to leverage our strengths, and specifically our subject matter expertise in optics, to provide our wide customer base with complete optical and electro-optical solutions, and to become their partner for the optical engine of their systems.

Since 2020, we have focused on developing a strategy and executing a plan that capitalizes on the changing market conditions, creates a unique and long-lasting value to our customers, and utilizes our unique capabilities and differentiators. We intend to use our differentiators to move up the value chain, thereby offering a more comprehensive value proposition to our customers.

We believe such partnerships can start with us as the supplier. We have in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We believe we can develop these partnerships by working closely with the customer throughout their design process, designing an optical solution that is tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as optical molding, fabrication, system design, and proprietary manufacturing technologies, along with other technologies that we may acquire or develop in the future, to create tailored solutions for our customers. A current example of a unique, value-added solution is our new multispectral camera, Mantis, that we recently developed as a showcase of our capabilities and to demonstrate what is possible with today’s technology.

Our subject-matter experience and expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, freeing them from the need to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we are able to partner with our customers on a long-term basis, create value for our customers, and capture that value through the long-term supply relationships we seek to develop.

Further information about our strategic direction can be found in our recent Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Results of Operations

Revenue

Three months ended December 31, 2022, compared to three months ended December 31, 2021

Revenue for the second quarter of fiscal 2023 was approximately $8.5 million, a decrease of approximately $0.8 million, or 8%, as compared to approximately $9.2 million in the same period of the prior fiscal year, primarily due to a decrease in sales of infrared products.

Revenue generated by infrared products was approximately $4.0 million in the second quarter of fiscal 2023, a decrease of approximately $1.1 million, or 21%, as compared to approximately $5.1 million in the same period of the prior fiscal year. The decrease in revenue is primarily due to timing sales of infrared products against a large annual contract, the shipments for which were completed in the second quarter of fiscal 2023, while shipments against the renewed contract signed in November 2022 will not begin until the third quarter of fiscal 2023. The renewed contract represents a 20% increase over the previous contract.

Revenue generated by PMO products was approximately $3.9 million for the second quarter of fiscal 2023, an increase of approximately $114,000, or 3%, as compared to approximately $3.8 million in the same period of the prior fiscal year. The increase in revenue is due to increases in sales to defense, industrial and medical customers, offset by a decrease in sales to customers in the telecommunications industry. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region.

Revenue generated by our specialty products was approximately $571,000 in the second quarter of fiscal 2023, an increase of approximately $166,000, or 41%, compared to $406,000 in the same period of the prior fiscal year. The increase is primarily due to increased demand for collimator assemblies.

Six months ended December 31, 2022, compared to six months ended December 31, 2021

Revenue for the first half of fiscal 2023 was approximately $15.8 million, a decrease of approximately $2.5 million, or 14%, as compared to approximately $18.3 million in the same period of the prior fiscal year.

Revenue generated by infrared products was approximately $7.7 million in the first half of fiscal 2023, a decrease of approximately $2.3 million, or 23%, as compared to approximately $9.9 million in the same period of the prior fiscal year. The decrease in revenue is primarily driven by sales of diamond-turned infrared products, primarily attributable to customers in the defense and industrial markets, including the timing of sales of infrared products against a large annual contract, the shipments for which were completed in the second quarter of fiscal 2023, while shipments against the renewed contract signed in November 2022 will not begin until the third quarter of fiscal 2023. The renewed contract represents a 20% increase over the previous contract. Sales of molded infrared products made from our proprietary BD6 material also decreased, particularly to customers in the China industrial market.

Revenue generated by PMO products was approximately $7.1 million for the first half of fiscal 2023, a decrease of approximately $426,000, or 6%, as compared to approximately $7.6 million in the same period of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales to customers in the telecommunications and commercial industries. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region.

Revenue generated by our specialty products was approximately $1.0 million in the first half of fiscal 2023, an increase of approximately $218,000, or 27%, compared to $808,000 in the same period of the prior fiscal year. The increase is primarily due to increase demand for collimator assemblies, as well as a charge for in-process materials billed to a customer upon order cancellation, during the first quarter of fiscal 2023.

Cost of Sales and Gross Margin

Three months ended December 31, 2022, compared to three months ended December 31, 2021

Gross margin in the second quarter of fiscal 2023 was approximately $3.2 million, an increase of 15%, as compared to approximately $2.8 million in the same period of the prior fiscal year. Total cost of sales was approximately $5.2 million for the second quarter of fiscal 2023, compared to approximately $6.4 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 38% for the second quarter of fiscal 2023, compared to 30% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is partially due to the mix of products sold in each respective period. PMO products, which typically have higher margins than our infrared products, comprised 46% of revenue for the second quarter of fiscal 2023, as compared to 41% of revenue for the second quarter of fiscal 2022. In addition, within our infrared product group, sales for the second quarter of fiscal 2023 were more heavily weighted toward molded infrared products than in the same quarter of the prior fiscal year. Molded infrared products typically have higher margins than non-molded infrared products. During the second quarter of fiscal 2022, infrared product margins were also negatively impacted by increased costs associated with the completion of the coating department in our Riga Facility, which have since improved as that facility is now producing at volume.

Six months ended December 31, 2022, compared to six months ended December 31, 2021

Gross margin in the first half of fiscal 2023 was approximately $5.4 million, a decrease of 9%, as compared to approximately $6.0 million in the same period of the prior fiscal year. Total cost of sales was approximately $10.4 million for the first half of fiscal 2023, compared to approximately $12.4 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 34% for the first half of fiscal 2023, compared to 33% for the same period of the prior fiscal year. The lower revenue level for the first half of fiscal 2023, as compared to the same period of the prior fiscal year, resulted in less contribution toward fixed manufacturing costs, however the mix of products shipped in the first half of fiscal 2023 was more favorable and also reflects the benefit of a number of the operational and cost structure improvements that we have been implementing.

Selling, General and Administrative

Three months ended December 31, 2022, compared to three months ended December 31, 2021

SG&A costs were approximately $3.0 million for the second quarter of fiscal 2023, an increase of approximately $84,000, or 3%, as compared to approximately $2.9 million in the same period of the prior fiscal year. The increase in SG&A costs is primarily due to an increase in stock compensation, partially due to director retirements that occurred during the quarter, as well as increases in other personnel-related costs. SG&A costs for the second quarter of fiscal 2023 also include approximately $45,000 in fees paid to BankUnited under our Amended Loan Agreement for not prepaying the BankUnited Term Loan by December 31,2022. Please refer to Note 11, Loans Payable, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. These increases are partially offset by a decrease of $248,000 in VAT and related taxes from prior years that were accrued by one of our Chinse subsidiaries in the second quarter of fiscal 2022, as well as a decrease of approximately $150,000 of expenses associated with the previously disclosed events that occurred at our Chinese subsidiaries, including legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Six months ended December 31, 2022, compared to six months ended December 31, 2021

SG&A costs were approximately $5.7 million for the first half of fiscal 2023, a decrease of approximately $147,000, or 3%, as compared to approximately $5.8 million in the same period of the prior fiscal year. The decrease in SG&A costs reflects a decrease of $248,000 in VAT and related taxes from prior years that were accrued by one of our Chinse subsidiaries in the second quarter of fiscal 2022, as well as a decrease of approximately $480,000 of expenses associated with the previously disclosed events that occurred at our Chinese subsidiaries, including legal and consulting fees. Please refer to Note 13, Contingencies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. These decreases were partially offset by an increase in stock compensation, partially due to director retirements that occurred during the quarter, as well as increases in other personnel-related costs. SG&A costs for the second quarter of fiscal 2023 also include the aforementioned fees of approximately $45,000 paid to BankUnited. Please refer to Note 11, Loans Payable, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

New Product Development

New product development costs were approximately $466,000 in the second quarter of fiscal 2023, a decrease of approximately $86,000, or 16%, as compared to the same period of the prior fiscal year. For the first half of fiscal 2023, new product development costs were approximately $1.0 million, an increase of $37,000, or 4%, as compared to the same period of the prior fiscal year. The differences are primarily due to varying allocations of personnel resources among our new product development and manufacturing engineering functions, the latter of which is included in cost of goods sold. In addition, the second quarter of fiscal 2023 reflects some cost savings from seasoned engineer retirements.

Other Income (Expense)

Interest expense, net, was approximately $81,000 for the second quarter of fiscal 2023, as compared to $50,000 for the same period of the prior fiscal year. For the first half of fiscal 2023, interest expense, net was approximately $152,000, as compared to $96,000 for the same period of the prior fiscal year. The increase in interest expense is due to higher interest rates and increased amortization of loan fees. Total debt has decreased 21% as of the quarter ended December 31, 2022, as compared to the quarter ended December 31, 2021.

Other expense, net, was approximately $1,300 for the second quarter of fiscal 2023, as compared to other income, net, of $11,000 for the same period of the prior fiscal year. For the first half of fiscal 2023, other income, net was approximately $26,000, as compared to other expense, net, of $40,000 for the same period of the prior fiscal year. Other income and expenses are primarily comprised of net gains losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. We incurred foreign currency transaction losses of $29,000 and $14,000 during the second quarter of fiscal year 2022 and 2021, respectively. For the first half of fiscal year 2023 and 2022, we recognized net foreign currency transaction losses of $7,000 and $40,000, respectively.

Income Taxes

During the second quarter of fiscal 2023, income tax expense was $55,000, compared to approximately $35,000 for the same period of the prior fiscal year. During the first half of fiscal 2023, income tax expense was approximately $157,000, compared to approximately $165,000 for the same period of the prior fiscal year. Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the second quarter of fiscal 2023 was approximately $694,000, or $0.03 basic and diluted loss per share, compared to $1.1 million, or $0.04 basic and diluted loss per share, for the same quarter of the prior fiscal year. The decrease in net loss for the second quarter of fiscal 2023, as compared to the same period of the prior fiscal year, was primarily attributable to higher gross margin, despite the decrease in revenue.

Net loss for the first half of fiscal 2023 was approximately $2.1 million, or $0.08 basic and diluted loss per share, compared to $1.7 million, or $0.06 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss for the first half of fiscal 2023, as compared to the same period of the prior fiscal year, was primarily attributable to lower revenue and gross margin, partially offset by lower operating expenses.

Weighted-average common shares outstanding were 27,172,226, basic and diluted, in the second quarter of fiscal 2023, compared to 27,008,748, basic and diluted, in the second quarter of fiscal 2022. For the first half of fiscal 2023, weighted-average common shares outstanding were 27,121,583, basic and diluted, as compared to 27,001,360, basic and diluted, in the first half of fiscal 2022. The increase in the weighted-average basic common shares was due to the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs.

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

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of approximately $9.6 million and total cash and cash equivalents of approximately $3.8 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of December 31, 2022, LPOIZ had approximately $3.9 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2022.

Loans payable consists of the BankUnited Term Loan, pursuant to the Amended Loan Agreement, and the subordinated Equipment Loan. As of December 31, 2022, the outstanding balance on the BankUnited Term Loan was approximately $3.6 million. The outstanding balance on the Equipment Loan was approximately $305,000 as of December 31, 2022.

The Amended Loan Agreement and the Letter Agreement includes certain customary covenants. As of December 31, 2022, we obtained a waiver of compliance for both the fixed charge coverage ratio and total leverage ratio, and we were in compliance with all other covenants, as amended. For additional information, see Note 11, Loans Payable, to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of December 31, 2022, we had not issued any shares of our Class A common stock pursuant to the at-the-market equity program.

On January 12, 2023, the Company entered into a securities purchase agreement (“Purchase Agreement”), pursuant to which the Company agreed to issue and sell in a public offering under the shelf registration statement an aggregate of 9,090,910 shares of the Company’s Class A common stock, par value $0.01 per share for a purchase price of $1.10 per share and filed a prospectus supplement with the SEC related thereto. The sale of shares pursuant to the Purchase Agreement closed on January 17, 2023, and resulted in net proceeds of approximately $9.2 million after payment of placement agent fees, and certain other costs and expenses of the offering.

Based on the capital raise that was completed in January 2023, we do not expect to need additional equity capital for the foreseeable future, however there are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, we may identify opportunities for acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions.

Cash Flows – Operating:

Cash used in operations was approximately $752,000 for the first half of fiscal 2023, compared to approximately $157,000 for the same period of the prior fiscal year.Cash used in operations for the first half of fiscal 2023 was largely driven by a decrease in accounts payable and accrued liabilities, including the payment of severance related to the previously disclosed employee terminations that occurred at our Chinese subsidiaries, which liability has been accrued since June 30, 2021. The first half of fiscal 2023 also reflects the final payment of payroll taxes deferred in fiscal 2020 under the CARES act. Cash used in operations in the first half of fiscal 2022 also reflects a decrease in accounts payable and accrued liabilities during such period resulting from the payment of certain other expenses related to previously disclosed events that occurred at our Chinese subsidiaries which were accrued as of June 30, 2021, partially offset by a decrease in inventory.

Cash Flows – Investing:

During the first half of fiscal 2023, we expended approximately $412,000 in investments in capital equipment, compared to approximately $1.3 million in the same period of the prior fiscal year. The first half of fiscal 2023 primarily includes maintenance capital expenditures, whereas the majority of our capital expenditures during the first half of fiscal 2022 were related to the continued expansion of our infrared coating capacity as well as increasing our lens diamond turning capacity to meet current and forecasted demand.As disclosed in Note 10, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we are constructing additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord has agreed to provide $2.4 million in tenant improvement allowances. We will fund the balance of the tenant improvement costs, estimated to be approximately $2.5 million, the majority of which will be expended during the second half of fiscal 2023.

Cash Flows – Financings:

Net cash used in financing activities was approximately $443,000 for the first half of fiscal 2023, compared to approximately $243,000 in the same period of the prior fiscal year. Cash used in financing activities for the first half of fiscal 2023 reflects approximately $463,000 in principal payments on our loans and finance leases offset by approximately $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first half of fiscal 2022 reflects approximately $470,000 in principal payments on our loans and finance leases, loan costs of approximately $61,000 associated with the restructure of the BankUnited Term Loan, offset by proceeds of approximately $267,000 from the Equipment Loan, and approximately $22,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of December 31, 2022, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first six months of fiscal 2023 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2022.

How We Operate

We have continuing sales of two basic types: sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business, we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex, multi-component, integrated designs that we call “engineered solutions.” These engineered solutions are often based on existing reference designs we have demonstrated, that then get further customized to the customer's specific needs. This is followed by “sampling” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that leverages our engineering capabilities and makes the best use of our production capacity, as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

•	Maintaining an optical design and new product design and sampling capability, including a high-quality and responsive optical design engineering staff, and proactive design of reference design or technology demonstrators;

•	The fact that as our customers take products of this nature into higher volume, commercial production (for example, in the case of molded optics, this may be volumes over one million pieces per year) they begin to focus on reducing costs – which often leads them to turn to larger or overseas producers, even if sacrificing quality; and

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

Despite these challenges to winning more “annuity” and “engineered solutions” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering and manufacturing. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of a critical component from foreign production sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2022.

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

Our total backlog at December 31, 2022 was approximately $29.4 million, an increase of 34%, as compared to $21.9 million as of December 31, 2021. Compared to the end of fiscal 2022, our total backlog increased by 66% during the first half of fiscal 2023. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2022	$21,929	3%	14%
Q3 2022	$19,678	-8%	-10%
Q4 2022	$17,767	-17%	-10%
Q1 2023	$22,973	29%	29%
Q2 2023	$29,427	66%	28%

The increase in backlog during the first half of fiscal 2023 was due to several large customer orders. One such order is a $4 million supply agreement with a long time European customer of precision motion control systems and OEM assemblies. The new supply agreement will go into effect in the fourth quarter of our fiscal year 2023 and is expected to run for around 12-18 months. During the second quarter of fiscal 2023 we also received the renewal of a large annual contract for infrared products, for an amount 20% greater than the previous renewal. We anticipate beginning to ship against the new contract in the third quarter of fiscal 2023, after shipments against the previous contract are completed. During the third quarter we were qualified to provide advanced infrared optics for a critical international military program, and received an initial order valued at $2.5 million from the related customer. This order represents a significant increase in this customer’s business with us. In addition, we received orders we received orders from existing customers in the U.S. and Europe related to several other significant long-term projects.

The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We believe we are in a good position with our existing annual and multi-year contracts to be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL4 materials. With the global supply of germanium currently concentrated in Russia and China, recent global events are generating renewed interest in germanium alternatives such as our proprietary BD6 material, and other materials we are currently developing under an exclusive license with the Naval Research Lab. We expect to maintain moderate growth in our visible PMO product group by continuing to diversify and offer new applications, with a cost competitive structure. However, order bookings for both PMO and Infrared products continue to be slow in China. We believe the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel in fiscal year 2021, adversely impacted the domestic sales in China of these subsidiaries during fiscal year 2022 and fiscal year 2023. Although our new sales and management personnel have now established relationships with customers, domestic sales in China have also been adversely impacted by the economic downturn in China, which we expect to continue to negatively impact fiscal 2023 revenue in that region.

Revenue Dollars and Units by Product Group

The following table sets forth revenue dollars and units for our three product groups for the three and six-month periods ended December 31, 2022 and 2021:

	(unaudited)
	Three Months Ended December 31,		Quarter	Six Months Ended December 31,		Year-to-date
	2022	2021	% Change	2022	2021	% Change
Revenue
PMO	$3,876,627	$3,762,497	3%	$7,149,182	$7,575,447	-6%
Infrared Products	4,024,591	5,075,168	-21%	7,664,250	9,963,086	-23%
Specialty Products	571,461	405,509	41%	1,026,148	807,984	27%
Total revenue	$8,472,679	$9,243,174	-8%	$15,839,580	$18,346,517	-14%

Units
PMO	404,301	520,001	-22%	851,787	1,014,308	-16%
Infrared Products	50,734	103,850	-51%	96,109	248,297	-61%
Specialty Products	6,114	4,532	35%	36,080	9,794	268%
Total units	461,149	628,383	-27%	983,976	1,272,399	-23%

Three months ended December 31, 2022

Our revenue decreased by 8% in the second quarter of fiscal 2023, as compared to the same quarter of the prior fiscal year, primarily driven by a decrease in sales of infrared products.

Revenue from the PMO product group for the second quarter of fiscal 2023 was $3.9 million, an increase of 3%, as compared to the same quarter of the prior fiscal year. The increase in revenue is due to increases in sales to defense, industrial and medical customers, offset by a decrease in sales to customers in the telecommunications industry. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region.

Revenue generated by the infrared product group for the second quarter of fiscal 2023 was $4.0 million, a decrease of 21%, as compared to same quarter of the prior fiscal year. The decrease in revenue is primarily due to timing sales of infrared products against a large annual contract, for which shipments against the prior contract were completed in the second quarter of fiscal 2023, while shipments against the renewed contract signed in November 2022 will not begin until the third quarter of fiscal 2023. The renewed contract represents a 20% increase over the previous contract.

Our specialty products revenue increased by 41%, as compared to the same period of the prior fiscal year. The increase is primarily due to increased demand for collimator assemblies.

Six months ended December 31, 2022

Our revenue decreased by 14% in the first half of fiscal 2023, as compared to the same period of the prior fiscal year, driven by decreases in both PMO and Infrared products.

Revenue from the PMO product group for the first half of fiscal 2023 was $7.1 million, a decrease of 6%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily attributed to decreases in sales to customers in the telecommunications and commercial industries. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region.

Revenue generated by the infrared product group for the first half of fiscal 2023 was $7.7 million, a decrease of 23%, as compared to same period of the prior fiscal year. The decrease in revenue is primarily driven by sales of diamond-turned infrared products, primarily attributable to customers in the defense and industrial markets, including the timing of sales of infrared products against a large annual contract. shipments against the prior contract were completed in the second quarter of fiscal 2023, while shipments against the renewed contract signed in November 2022 will not begin until the third quarter of fiscal 2023. The renewed contract represents a 20% increase over the previous contract. Sales of BD6-based molded infrared products also decreased, particularly to customers in the China industrial market.

Our specialty products revenue increased by 27%, as compared to the same period of the prior fiscal year, and represented 6% and 4% of total revenue for the first half of fiscal 2023 and 2022, respectively. The increase is primarily due to increase demand for collimator assemblies, as well as a charge for in-process materials billed to a customer upon order cancellation, during the first quarter of fiscal 2023.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three and six months ended December 31, 2022 and 2021:

	(unaudited)
	Quarter Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(694,061)	$(1,055,291)	$(2,074,761)	$(1,687,388)
Depreciation and amortization	764,548	928,439	1,580,882	1,839,401
Income tax provision	55,000	35,396	157,134	165,269
Interest expense	81,241	50,331	151,611	96,080
EBITDA	$206,728	$(41,125)	$(185,134)	$413,362
% of revenue	2%	0%	-1%	2%

Our EBITDA for the quarter ended December 31, 2022 was approximately $207,000, compared to a loss of $41,000 for the same period of the prior fiscal year. The increase in EBITDA in the second quarter of fiscal 2023 was primarily attributable to higher gross margin.

Our EBITDA for the six months ended December 31, 2022 was a loss of approximately $185,000, compared to earnings of $413,000 for the same period of the prior fiscal year. The decrease in EBITDA in the first half of fiscal 2023 was primarily attributable to lower revenue and gross margin, partially offset by lower operating costs.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended December 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2022.

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

35

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

10.1

Form of Securities Purchase Agreement, dated as of January 12, 2023, between the Company and each purchaser named in the signature pages thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 12, 2023, and is incorporated herein by reference thereto.

10.2	Fourth Amendment to Loan Agreement, dated February 7, 2023, by and between LightPath Technologies, Inc. and BankUnited, N.A.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	*

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101	*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 9, 2023	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: February 9, 2023	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

37