Form 10-K
period 2023-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2023-09-14
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Common Stock on The NASDAQ Capital Market) was approximately $31,945,187 as of December 31, 2022.

As of September 12, 2023, the number of shares of the registrant’s Class A Common Stock outstanding was 37,455,438.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Fiscal 2023 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

LightPath Technologies, Inc.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events, or performance, related to the actual and potential effects on our business from the coronavirus (“COVID-19”) pandemic, and underlying assumptions and other statements, which are not statements of historical facts.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K.  You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Subsidiaries

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary, located in Jiading, People’s Republic of China, which is primarily engaged in sales and support functions.

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

In July 2023, we acquired Liebert Consulting, LLC, dba Visimid Technologies (“Visimid”), an engineering and design firm, specializing in thermal imaging, night vision and internet of things (“IOT”) applications. Visimid provides design and consulting services for Department of Defense (“DoD”) contractors, commercial and industrial customers, and original equipment manufacturers (“OEMs”) for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. Visimid’s facility is located in Plano, Texas.

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

The accelerated rate of adoption and highly diversified industries and applications utilizing an expanding array of photonics technologies brought a change in both the needs of the customers and the supply chain, to support those needs. In the past, we and other component suppliers mostly served customers that specialized in photonics. The large OEMs focused on component companies as a significant supply source for optical parts and minor fabrication and assemblies. OEMs typically produced their own designs and relied on their suppliers to fulfill their needs without any strategic product planning, investment or collaboration. This supply chain was fragmented and consisted of a large number of small companies, many of which had particular specialties in the fabrication process. Often times these types of activities are referred to as build-to-print, as the OEM customer would design the lens down to the final manufacturing prints and the vendor would focus on producing according to those prints.

As the industry has evolved and sensory, visualization and imaging capabilities have become differentiators among suppliers and a necessity for delivery of an expanding array of products in a myriad of industries where the specialized requirements of customers are no longer being adequately addressed. As photonics technology continues to develop, leading to broader adaptation and application across more industries, and with customers now possessing expertise in different technologies, customers’ supply chain needs have evolved. In our case, the change has created opportunities to now serve OEM customers for which photonics is only one of several technologies they embed into their products. While in the past our typical customer viewed optics as their specialty and hence they designed all aspects of their systems and outsourced only the component fabrication, this is not the case with our newer customers. Many of our current and potential customers do not wish or do not have the capability to design and build the optical portion of their products in-house. As such, the fragmented supply chain that existed in our industry in order to serve customers on the component level, is not relevant for customers that view optics as only a part of their system, and not a core capability or function. For these customers, LightPath is well positioned to become their solutions partner for their optics needs. By tapping into the domain knowledge and design, assembly and testing capabilities of solutions providers like LightPath, the customer can avoid making the large investment needed for them to develop those capabilities in-house. We refer to this ecosystem as “optical engineered solutions,” and believe we are positioned to serve as a single source, global provider of optical solutions with leading engineering and manufacturing capabilities. This has led to our development of a new strategy and organizational alignment which is further discussed below.

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

Understanding the shifts that are happening in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and became their partner for the optical engine of their systems. In our view, as the use of photonics evolves, so do customer needs. The industry is transforming from a fragmented industry with a component oriented supply chain, into a solution-focused industry with the potential for partnerships for solution development and production. Over the last couple of years we have worked to align our organization to this strategy, and leverage our in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We have been developing these partnerships by working closely with our customers throughout their design process, designing optical solutions that are tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as infrared materials, optical molding, fabrication, system design, and proprietary manufacturing technologies, along with other technologies that we may acquire or develop in the future, to create tailored solutions for our customers.

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

Organizational Alignment

Along with the development of a new strategic direction, we are focused on the execution of a complementary strategic plan. First, we have taken steps to align the organization at all levels with the strategic plan. Starting with a new leadership team that was recruited and put in place following Mr. Rubin’s appointment as president and Chief Executive Officer (“CEO”), continuing with operational activities, such as refocusing our investments and expansion from a China focus to prioritizing the growth and development of our U.S. and Latvia operations. In furtherance of our strategic plan, we recently acquired Visimid in Texas resulting in immediate growth of our development and engineering team and capabilities through the addition of the Visimid team.

To execute our new strategic plan, we also need, among other things, a strong manufacturing and technical organization that provides the domain expertise in photonics from the design of an optical engineered solution tailored for the customer’s needs through the manufacturing, assembly and testing of such a sub-system. Given the fast pace of advancements in photonics technologies, achieving a sustainable advantage will also depend on having unique capabilities and technologies that allow our team to design and deliver the tailored solutions demanded by customers. To support those goals, we are pursuing several organization-wide efforts, including standardizing and optimizing our processes and systems, taking steps to realigning our organizational structure, such as breaking down our single combined engineering group into the separate engineering functions that are a part of and better support operations, and creating a new product development group that focuses on developing capabilities and technologies that allow us to design and deliver better solutions. By having a small, focused new product development group, we are able to develop unique technologies that allow us to design solutions that we believe are better than what is currently offered by other suppliers. Such unique technologies include developing tailored and optimized optical coatings, and advanced fabrication techniques such as freeform optical components, custom materials not available elsewhere, and cutting edge optical design capabilities.

In the longer term, we have identified capabilities and technologies that could be important differentiators, including, for example, optical detectors and active optical components such as lasers, motion systems, and more. The aggregation of such unique technologies will allow us to differentiate our optical solutions, and provide customers with products that are tailored exactly to their needs.

In addition to the organizational alignment initiatives we are implementing, we have also executed a leadership transition and operational enhancements at our Chinese subsidiaries as discussed in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Along those lines, we continue to focus on developing new, innovative capabilities and technologies in all of our engineering and manufacturing groups, including systems design and testing, optical fabrication of components, material production, optical coatings, and electro mechanical design and production including the following:

•

Materials. Materials play an important role in providing design flexibility and allow tradeoffs between optical performance, weight, and performance in varying conditions. Traditionally, infrared applications have only a small number of materials, all of which are crystal based, with Germanium being the most commonly used material. Over the last few years Lightpath has been investing in developing and commercializing our BlackDiamond glass as an alternative to using Germanium. BD2, our first glass, has been in production for nearly 15 years. BD6, our second glass, and our flagship material, is produced in volume and fielded in multiple products, both commercial and defense related. Additionally, in December 2021 we received an exclusive license from the U.S. government for the Chalcogenide materials that have been developed in the U.S. Naval Research Laboratories (“NRL”). In addition to providing alternative to the use of Germanium, the new materials from NRL, which we are now in the process of commercializing, have unique advantages such as enabling multispectral imaging (imaging in two or more wavebands with one camera), and thermal and mechanical characteristics that enable customers to build better, lighter and smaller systems. As the world looks to transition away from Germanium, in light of the supply chain liability coming from export restrictions and availability of Germanium, our exclusive family of BlackDiamond glass provides customers not only an alternative, but in fact significant advantages over using Germanium. We believe that this creates a distinctive competitive advantage, which we are leveraging to both enter markets in a more aggressive way (such as defense), and as a stepping stone for our transition from components to solutions. The importance of these materials and the role they play in providing an alternative to Germanium is also evident in the direct funding and support we are receiving from different government organizations. As announced on several separate occasions, LightPath has received fundings from the U.S. Department of Defense, Defense Logistics Agency, European Space Agency, and from the U.S. Army, to name a few. Those fundings are all aimed at accelerating the qualification of the materials for use in their respective applications. Lastly, the importance of the materials and how they align within our strategy can also be seen in our own products, with our first camera product, Mantis, being based on, and enabled by one of those exclusive and unique materials.

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

•

Traditional polishing and diamond turned optics. Our capabilities include a wide range of traditional fabrication processes. These include CNC (computer numerical control) grinding and polishing of optical elements, traditional grinding and polishing of lenses, and diamond turning of infrared materials.

•

Optical coatings. Thin film coatings are designed to reduce losses and protect the optical material, which are a key part of any optical system. Through our recent investments, we have the ability to coat lenses in all of our facilities, providing efficient, high quality antireflective coatings, as well as reflective and protective coatings. Our coating facilities employ both physical vapor deposition techniques as well as chemical vapor deposition techniques. In addition to our library of dozens of standard coatings, our coating engineers often design coatings specific for an application, optimizing the performance of the system for a specific customer use. One of our most known advanced coatings is Diamond Like Carbon, which provides materials such as chalcogenide glass significant environmental protection. This coating is currently available only at a small number of vendors, and is an example of a capability that we believe gives us a competitive advantage by allowing us to design better optical solutions.

•

Optical assembly and testing. In recent years, we have invested significantly in capabilities for sub-system level lens assemblies and testing in two of our facilities. Even more recently, we have added capabilities of active alignment, and extended testing including environmental testing, to support our growing business of optical assemblies and engineered solutions. We expect to continue to invest in this area as activity grows, particularly in volume manufacturing and testing of assemblies.

•

Infrared Camera Cores: While the lens assemblies that are customized for specific use cases or customers are mounted in front of the optical detector, the electronics, hardware and software behind the detector often needs to be customized. Then all three (electronics, detector and optics) must be assembled and calibrated together to work properly. Through the acquisition of Visimid in July 2023, LightPath has added to its technology portfolio the capabilities to customize entire imaging cores for cameras. This includes designing the electronic hardware and software to specific form fit and function for the customer, assembling with LightPath lenses, and calibrating the entire camera core so it can ship ready for the customer to use.

New Product Development

Consistent with our strategic plan, we have focused our development efforts in fiscal years 2022 and 2023 on products, technologies and capabilities that allow us to provide better solutions using the most fit technology for each customer and with alignment to customer product lifecycle. This includes developing unique materials, processing techniques, optical coating offerings and most recently, camera cores with unique capabilities. An example of such a development is our Mantis, a broadband multispectral camera, and uncooled infrared camera that can image a large range of wavelengths, covering both mid wave and long wave, two wavebands that today require two separate cameras. The advantage of a camera such as Mantis to the customer is the ability to do, in a cost-effective manner, imaging that today requires an expensive, cryogenically cooled camera. Mantis’s technology presents opportunities for customers in areas such as industrial process monitoring, flame and fire detection and more. The adoption rate of existing technology for many of those applications is more limited today because of its high cost. A new, more cost effective technology such as Mantis is a prime example of enabling a new market as opposed to competing with existing installed bases of competing technology. This innovation and leveraging our technologies is a pillar of our growth strategy and differentiation.

We generally rely on trade secret protection for technology we develop, but do pursue patents for certain of such technology. In many cases the benefits of patent protection is offset by the requirement to disclose in detail the processes, and so we intend to apply for a patent only the case when we believe the patent is enforceable and does not compromise our trade secrets and intellectual properties developed over three decades.

We incurred expenditures for new product development of approximately $2.1 million during both fiscal years 2023 and 2022.

In some cases our product and technology development is supported through billing of engineering services, such as non-recurring engineering (“NRE”) fees. In other cases we receive external funding, such as our previously announced funding from Space Florida’s Space Foundation and Israel’s Ministry of Science, and the U.S. DoD (via the Defense Logistics Agency). Our efforts are self-funded in all other cases.

As part of our product development and research and development efforts, we have over 60 employees with engineering and related advanced degrees located in our facilities in the U.S., China and Latvia. Our facilities in Orlando, Florida, Dallas, Texas, and Zhenjiang, China are located in or near industrial technology campuses with substantial access to optical industry constituencies, including a major university. This enables us and our staff to remain on the cutting edge of industry design trends and to enter into collaborative engagements.

Product Groups and Markets

Overview

Our revenues are categorized into three product groups: PMOs, infrared products and specialty products. These product groups are supported by our major product capabilities: molded optics, thermal imaging optics, and custom designed optics, and the related assemblies.

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

Our specialty product group is comprised of other value-added products, such as mounted lenses, optical assemblies, collimators, and NRE products, which consist of those products we develop pursuant to product development agreements that we enter into with customers. Typically, customers approach us and request that we develop new products or applications utilizing our existing products to fit their particular needs or specifications. The timing and extent of any such product development requests are outside of our control.

We are re-evaluating our product groups going into fiscal year 2024, with the addition of Visimid in July 2023. Visimid’s revenue is generally derived from engineering services and infrared camera cores and assemblies.

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

Infrared Product Group. Our infrared product group is comprised of both molded and turned infrared lenses and assemblies using a variety of infrared glass materials. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

Sales and Marketing

Marketing. Extensive product diversity and varying levels of product maturity characterize the optics industry. Product verticals range from consumer (e.g., AR/VR headset, cameras, cell phones, gaming devices, and copiers) to industrial (e.g., lasers, data storage, and infrared imaging), from products where the lenses are the central feature (e.g., telescopes, microscopes, and lens systems) to products incorporating lens components (e.g., 3D printing, machine vision, LIDAR, robotics and semiconductor production equipment) and communications (e.g., fiber, 5G and satellite laser based). As a result, we market our products across a wide variety of customer groups, including laser systems manufacturers, laser OEM’s, infrared-imaging systems vendors, automotive OEMs, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical instrumentation manufacturers and industrial measurement equipment manufacturers, government defense agencies, and research institutions worldwide. Our marketing efforts include a global unification of our messaging with the use of digital advertising, branding activities that utilize social media, our website and direct marketing activities. As our focus shifts from the sale of components and standard products to being a value-add supply partner for customized solutions, our marketing activities also shift from a focus on technical aspects of standard components to a focus on best practice use cases, the overall outcome from our solutions and end user benefit. Our market messaging will look to inspire interest and promote engagement.

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

Sales Team & Channel. We have aligned our sales engineering efforts to be account based and application focused. We have taken a more proactive approach to our direct selling efforts to increase our customer engagement, especially within Europe, where we recently transitioned away from working exclusively through a distributor. We have expanded our standard product offerings with the top two catalog companies for optics and photonics in the world which increases our exposure to new revenue opportunities. In addition, we continue to enhance our website (www.lightpath.com), which is our main communication vehicle for broader promotion of our company, our value-add capabilities, our growing chalcogenide material portfolio, and similarly have optimized our social media assets. We make use of digital and print media plus participate in many key industry associations and global trade shows.

Trade Shows. We display our standard products, promote new innovative offerings and meet with industry influencers at a number of trade shows each year throughout North America, Europe and Asia. So far in 2023, we have participated in the SHOT Show in Las Vegas, the largest professional event for the sport shooting, hunting and outdoor industry in North America; SPIE Photonics West in San Francisco; SPIE DCS, AUVSI Xponential which promotes emerging technologies supporting autonomous vehicles, drones and robotics; and Laser World of Photonics in both Munich, Germany and Shanghai, China. These trade shows provide us an opportunity to further expand our brand, network to enhance business relationships and gain valuable insight into technology trends in our target markets.

Competition

The markets in which we compete in are generally highly competitive and highly fragmented. We compete with manufacturers of conventional spherical lenses and optical components, providers of aspheric lenses and optical components, and producers of optical quality glass. While the global market for component supply is fragmented and highly competitive, we maintain advantages through our unique technologies that often build on our leadership in precision molded optics, as well as our vertical integration in infrared optics, from raw materials through assemblies and engineered solutions.

Engineered Solutions

The market for non-captive optical engineered solutions is emerging and competition will increase as companies such as LightPath begin transitioning their offerings from components to engineered solutions:

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

We believe that one of our key differentiators is our unique technologies that allow us to design better solutions.

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

Manufacturing

Facilities. Our manufacturing is largely performed in our combined 58,500 square feet of production facilities in Orlando, Florida, in LPOIZ’s combined 55,000 square feet of production facilities in Zhenjiang, China, and in ISP Latvia’s 29,000 square feet of production facilities in Riga, Latvia.

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

We are routinely adding additional production equipment at our Orlando, Zhenjiang and Riga Facilities. In fiscal year 2021, we added additional space in our Riga Facility, and also executed a lease agreement for additional space at our Orlando Facility. We completed the build out of our additional Orlando Facility space in August 2023. In addition to adding equipment or space at our manufacturing facilities, we add work shifts, as needed, to increase capacity and meet forecasted demand. We intend to monitor the capacity at our facilities, and will increase such space as needed. We believe our facilities and planned expansions are adequate to accommodate our needs over the next year.

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

Intellectual Property

Our policy is to protect our technology by, among other things, trade secret protection, patents, trademarks, and copyrights. We primarily rely upon trade secrets and unpatented proprietary know-how to protect certain process inventions, lens designs, and innovations. We have taken reasonable security measures to protect our trade secrets and proprietary know-how.

We are aggressively pursuing patents for new products that provide new features, capabilities or other advantages to our customers. Over the past year we have filed 5 new patent applications. The first filing uses a midwave thermal imaging camera with relay optics and a risley prism scanner for inspection of boilers and furnaces. The risley prism scanner gives the system the ability to steer the image area within the furnace. The second filing uses an uncooled broadband camera for flame detection coupled with detection of humans or other low temperature signals within the overall imaging area. The third filing is for an optical element formed from a moldable material, with a transparent layer of a different material applied to the optical surface for use in resistive heating of the element. This can be used to provide heating on an optic for de-icing or de-fogging. The fourth filing combines LWIR Imaging with an extended short wavelength infrared (“eSWIR”) light source to allow for IR imaging and illumination in the same image using a single detector. The fifth filing is for a single camera that can detect a signaling laser such as a beacon in one wavelength, while imaging the heat emitted from objects in another waveband.

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

Mark	Type	Registered	Country	Renewal Date
LightPath®	Service mark	Yes	United States	Pending
GRADIUM™	Trademark	Yes	United States	April 29, 2027
Circulight	Trademark	No	-	-
BLACK DIAMOND	Trademark	No	-	-
GelTech	Trademark	No	-	-
Oasis	Trademark	No	-	-
LightPath®	Service mark	Yes	People’s Republic of China	September 13, 2025
ISP Optics®	Trademark	Yes	United States	August 12, 2024

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

Concentration of Customer Risk

In fiscal year 2023, we had sales to three customers that comprised an aggregate of approximately 24% of our annual revenue with one customer at 11% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2022, we had sales to three customers that comprised an aggregate of approximately 35% of our annual revenue with one customer at 19% of our sales, another customer at 9% of our sales, and the third customer at 7% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues and profits. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal year 2023, 50% of our net revenue was derived from sales outside of the U.S., with 93% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2022, 61% of our net revenue was derived from sales outside of the U.S., with 95% of our foreign sales derived from customers in Europe and Asia.

Employees

As of June 30, 2023, we had 327 employees, of which 320 were full-time equivalent employees, with 111 in the U.S., including 106 located in Orlando, Florida and 5 working remotely from various locations, 99 located in Riga, Latvia, and 117 located in Zhenjiang, China. Of our 320 full-time equivalent employees, we have 32 employees engaged in management, administrative, and clerical functions, 23 employees in new product development, 11 employees in sales and marketing, and 254 employees in production and quality control functions. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal year 2024. We have used and will continue utilizing part-time help, including interns, temporary employment agencies, and outside consultants, where appropriate, to qualify prospective employees and to ramp up production as required from time to time.

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

Risks Related to Our Business and Financial Results

We have a history of losses.We reported net losses of $4.0 million, $3.5 million and $3.2 million for fiscal years 2023, 2022 and 2021, respectively, and although we reported net income of $0.9 million for fiscal year 2020, we incurred a net loss of $2.7 million for fiscal year 2019. As of June 30, 2023, we had an accumulated deficit of approximately $207.8 million. We may incur losses in the future if we do not achieve sufficient revenue to maintain profitability, or if we continue to incur unusual costs. We expect revenue to grow by generating additional sales through promotion of our infrared products, with a focus on engineered solutions, and continued cost reduction efforts across all product groups, but we cannot guarantee such improvement or growth.

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

We are dependent on a few key customers, and the loss of any key customer could cause a significant decline in our revenues. In fiscal year 2023, we had sales to three customers that comprised an aggregate of approximately 24% of our annual revenue, with one customer at 11% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2022, we had sales to three customers that comprised an aggregate of approximately 35% of our annual revenue, with one customer at 19% of our sales, another customer at 9% of our sales, and the third customer at 7% of our sales. Our current strategy of providing the domain expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, without needing to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we partner with our customers on a long term basis, create value to our customers, and capture that value through the long-term supply relationships we develop. However, the loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

We may be affected by political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers.  In fiscal year 2023, 50% of our net revenue was derived from sales outside of the U.S., with 93% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2022, 61% of our net revenue was derived from sales outside of the U.S., with 95% of our foreign sales derived from customers in Europe and Asia. Our international sales will be limited, and may even decline, if we cannot establish relationships with new international distributors, maintain relationships with our existing international distributions, maintain and expand our foreign operations, expand international sales, and develop relationships with international service providers.  Additionally, our international sales may be adversely affected if international economies weaken.  We are subject to the following risks, among others:

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

We depend on single or limited source suppliers for some of the key materials or process steps in our products, making us susceptible to supply shortages, poor performance, or price fluctuations. We currently purchase several key materials, or have outside vendors perform process steps, such as lens coatings, used in or during the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials or services in a timely manner in the future, or we could experience delays as a result of evaluating and testing the products or services of potential alternative suppliers. The decline in demand in the telecommunications equipment industry may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. For example, increasing labor costs in China has increased the risk of bankruptcy for suppliers with operations in China, and has led to higher manufacturing costs for us and the need to identify alternate suppliers. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials or services, or the inability to obtain these materials or services from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, thereby negatively affecting our business, financial condition, and results of operation.

Russia’s ongoing conflict with Ukraine has disrupted the global economy. Our business, financial condition, and results of operations could be adversely affected by continued disruption and global consequences stemming from the conflict. Although we have no direct operations in Russia or Ukraine, the broader consequences of this conflict have negatively affected, and are expected to continue to negatively affect, the global economy, including the imposition of sanctions, cyber incidents or information technology failures, supply disruptions, increases in inflation rates, increase in energy costs, changes to foreign currency exchange rates, constraints, volatility, or disruption in financial markets, the availability of raw materials, supplies, freight, and labor, and uncertainty about economic and global stability. Historically, we have sourced germanium from suppliers located in Russia and China. At the start of the Russia\Ukraine conflict we had ceased all purchases of Germanium from vendors in Russia and instead have been purchasing Germanium from vendors in China. On July 4, 2023 China announced its intentions to impose some export restrictions on Germanium, requiring all international customers to provide an end user statement for approval before receiving an export license. As of the time of preparing this Annual Report, our vendors have applied for export licenses for shipments of Germanium to us, and have not yet received them. We cannot provide any assurances that we will be able to obtain adequate supplies in the future or, if adequate supplies are available, that the timing or costs of obtaining such raw materials will be acceptable to us. Further, some of our major customers in Europe may be directly impacted by the Russian-Ukraine conflict, which could impact the amount and frequency of orders they place with us, as well as impact the timing and ability to pay for products ordered from us. Any material impacts to our customers could have a material adverse effect on our business and operating results.

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

We utilize a number of strategies to mitigate the current and, hopefully, future impact of tariffs. However, given the uncertainty regarding the current tariffs, as well as the potential for additional trade actions by the U.S. or other countries in the future, any future impact on our operations and financial results is uncertain and these impacts could be more significant than those we have experienced in the past. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

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

Because of our limited product offerings, our ability to generate additional revenues may be limited without additional growth. We organized our business based on three product groups: PMOs, infrared products, and specialty products. In fiscal year 2023, sales of PMO products represented approximately 41% of our net revenues, sales of infrared products represented approximately 51% of our net revenues, and sales of specialty products represented 8% of our revenues. In the future, we expect growth primarily from our infrared product groups, including engineered solutions and assemblies. Continued and expanding market acceptance of these products, particularly our BD6-based infrared products, is critical to our future success. There can be no assurance that our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations and financial condition.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. We execute all foreign sales from our U.S.-based facilities and inter-company transactions in U.S. dollars in order to partially mitigate the impact of foreign currency fluctuations. However, a portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, we experience the risks of fluctuating currencies and corresponding exchange rates. In fiscal years 2023 and 2022, we recognized net losses of approximately $37,000 and $3,000 on foreign currency transactions, respectively. Any such fluctuations that result in a less favorable exchange rate could adversely affect a portion of our revenues and expenses, which could negatively impact our results of operations and financial condition.

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

A significant portion of our cash is generated and held outside of the U.S. The risks of maintaining significant cash abroad could adversely affect our cash flows and financial results. During fiscal year 2023, greater than 25% of our cash was held abroad. Historically, we generally considered unremitted earnings of our subsidiaries operating outside of the U.S. to be indefinitely reinvested. During fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us. Remaining cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Certain countries, such as China, have monetary laws that limit our ability to utilize cash resources in China for operations in other countries. Before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of its registered capital. As of June 30, 2023, LPOIZ had approximately $2.9 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2023. This limitation may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Further, since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we incur operating losses and/or require cash that is held in international accounts for use in our operations based in the U.S., a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business and financial results.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The CARES Act also suspends the limitation on the deduction of NOLs arising in taxable years beginning before January 1, 2021, permits a five-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. During fiscal year 2020, as a result of the CARES Act, the Company was able to accelerate the recovery of an income tax receivable related to previously paid alternative minimum tax. The receivable amount of approximately $107,000 as of June 30, 2020 was collected in July 2020. In addition, the Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings in fiscal 2021 of approximately $325,000, accrued as of June 30, 2021. Half of this amount was remitted on December 31, 2021, with the remainder deferred until December 31, 2022. As of June 30, 2023, all deferred payroll taxes have been remitted.

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

Business interruptions could adversely affect our business. We manufacture our products at manufacturing facilities located in Orlando, Florida; Riga, Latvia; and Zhenjiang, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando Facility is subject to a lease that expires March 31, 2034. The Riga Facility is subject to two leases which expire in December 2030, and the Zhenjiang Facility is subject to one lease that expires in December 2024. Our operations are vulnerable to interruption by fire, hurricane winds and rain, earthquakes, electric power loss, telecommunications failure, and other events beyond our control. We do not have detailed disaster recovery plans for our facilities and we do not have a backup facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Our business, results of operations, financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the 2020 outbreak of COVID-19. Our business, results of operations financial condition, cash flows, and the stock price of our Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the global outbreak of COVID-19. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 as a pandemic. The COVID-19 pandemic resulted in governments around the world implementing measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. These restrictions significantly impacted economic conditions in the U.S. in 2020 and continued into 2021. Beginning in the spring of 2021, we saw restrictions begin to lift as vaccines have become more available, and as if June 30, 2023 there are no remaining restrictions impacting our operations.

We are considered an “essential business,” as a critical supplier to both the medical and defense industries. Throughout the COVID-19 pandemic, we continued to operate our manufacturing facilities consistent with government guidelines and state and local orders; however, future pandemics or other public health emergencies and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdown or disruptions. The extent to which future pandemics or other public health emergencies may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Now that the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

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

Item 2. Properties.

Our properties consist primarily of leased office and manufacturing facilities. Our corporate headquarters are located in Orlando, Florida and our manufacturing facilities are primarily located in Zhenjiang, China and Riga, Latvia. The following schedule presents the approximate square footage of our offices and facilities as of June 30, 2023:

Location	Square Feet	Commitment and Use
Orlando, Florida	58,500	Leased; 2 suites used for corporate headquarters offices, manufacturing, and research and development
Riga, Latvia	29,000	Leased; 3 suites used for administrative offices, manufacturing and crystal growing
Zhenjiang, China	55,000	Leased; 1 building used for manufacturing, and 1 floor of 1 building used for manufacturing

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

Holders

As of September 7, 2023, we estimate there were approximately 212 holders of record and approximately 10,192 street name holders of our Class A common stock.

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

Potential Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 has spread throughout world, including the U.S., and continues to spread as additional variants emerge. As a result of the COVID-19 pandemic, our employees at our facilities in China, Latvia, and the U.S. were subject to stay-at-home orders during a portion of fiscal year 2021, which restrictions have since been lifted as of the date of this Annual Report on Form 10-K. In addition to stay-at-home orders, many jurisdictions also implemented social distancing and other restrictions and measures to slow the spread of COVID-19. These restrictions significantly impacted economic conditions in the U.S. in 2020 and continued into 2021, 2022 and 2023. Beginning in the spring of 2021, restrictions began to lift as vaccines became more available. Despite these stay-at-home orders and other measures and restrictions implemented in the areas in which we operate, as a critical supplier to both the medical and defense industries, we were deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce was permitted to work from our facilities and our business operations have generally continued to operate as normal.

To date, we have not experienced any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas have had travel restrictions in place, including China until recently. Even though China’s travel restrictions are no longer in place, we are required to re-apply for travel visas and approvals which will continue to affect our ability to travel in China. As a result, some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment have been, and will continue to be, adversely impacted. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, we are not able to precisely estimate the effects of the continuing COVID-19 pandemic on our future results of operations, financial, or liquidity in fiscal 2024 and beyond.

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

We have incurred various expenses associated with our investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 during the year ended June 30, 2021. During the year ended June 30, 2022, approximately $400,000 of related expenses were incurred. During the year ended June 30, 2023, expenses incurred related to the legal proceedings were immaterial. Such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Knowing that employee transitions in international subsidiaries can lead to lengthy and expensive legal proceedings that can be disruptive to operations, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees’ rights to such payments. Currently, there are ongoing civil actions in China in connection with LPOIZ’s and LPOI’s refusal to pay these severance amounts due to the employees’ non-compliance. However, based on the likelihood that the courts in China will determine that our subsidiaries will ultimately be obligated to pay these amounts, we have accrued for these payments as of June 30, 2021, and such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statement of Comprehensive Income (Loss) in fiscal year 2021. As of June 30, 2022, approximately $430,000 was accrued. The Chinese Labor Court ruled in favor of the former employees, as expected, and these severance payments were paid out during the first half of fiscal year 2023. We continue to have litigation pending in the Chinese court system related to these matters, but there has been little activity during fiscal year 2023.

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

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2023 compared to the Fiscal Year Ended June 30, 2022:

Revenue.

Revenue for fiscal year 2023 was approximately $32.9 million, a decrease of 7%, as compared to $35.6 million in fiscal year 2022. Revenue generated by infrared products was approximately $16.7 million in fiscal year 2023, a decrease of 11%, as compared to the prior fiscal year. The decrease in revenue is primarily driven by sales of BD6-based molded infrared products, particularly to customers in the China commercial and industrial markets. The decrease in sales to customers in the China commercial and industrial markets were partially offset by increased revenue from sales of BD6-based products to customers in the defense industry. Sales of diamond-turned infrared products were nearly flat for fiscal years 2023 and 2022, however there were shifts in the customer mix, with growth from some newer key customers.

Revenue generated by PMO products was approximately $13.4 million for fiscal year 2023, a decrease of 11%, as compared to the prior fiscal year. The decrease in revenue is due to a decrease in sales to customers in the telecommunications industry and a decrease in sales of commercial products, partially offset by increases in sales to defense and industrial customers. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region.

Revenue generated by specialty products was approximately $2.8 million in fiscal year 2023, an increase of approximately 54% as compared to fiscal year 2022. The increase is primarily due to increase demand for collimator assemblies, and increased sales of a custom visible lens assembly to a medical customer, for which we have and end of life order with backlog going into fiscal 2025. The first quarter of fiscal 2023 also included a charge for in-process materials billed to a customer upon order cancellation, during the first quarter of fiscal 2023.

Cost of Sales and Gross Margin.

Gross margin for fiscal year 2023 was approximately $11.1 million, a decrease of 6%, as compared to approximately $11.8 million in fiscal year 2022. Total cost of sales was approximately $21.9 million for fiscal year 2023, compared to $23.7 million for fiscal year 2022, a decrease of 8%. Gross margin as a percentage of revenue was 34% for fiscal year 2023 as compared to 33% for fiscal year 2022. The mix of revenue by product group for fiscal 2023 was similar to that of the prior fiscal year, however the overall revenue was 7% lower. The lower revenue level for fiscal 2023, as compared to the prior fiscal year, resulted in less contribution toward fixed manufacturing costs. Improving gross margin to 34% at the lower revenue level reflects the benefit of a number of the operational and cost structure improvements that we implemented in fiscal years 2022 and 2023. The benefits of those improvements were partially offset by increased costs in the second half of fiscal 2023, as we temporarily outsourced certain production processes during the consolidation and construction of our Orlando manufacturing facility.

Selling, General and Administrative.

For fiscal year 2023, Selling, General and Administrative (“SG&A”) costs were approximately $11.4 million, an increase of approximately $215,000, or 2%, as compared to the prior fiscal year. The increase in SG&A for fiscal year 2023 is primarily due to an increase in stock compensation, partially due to director retirements that occurred during the second quarter of fiscal year 2023, as well as increases in other personnel-related costs. We also incurred costs of approximately $140,000 associated with the acquisition of Visimid, which closed in July 2023. In addition, we incurred approximately $129,000 during fiscal year 2023 related to the exit of our secondary facility in Orlando, the lease for which terminated in February 2023. SG&A costs for fiscal year 2023 also include fees of $53,000 paid to BankUnited under our Amended Loan Agreement as a result of not prepaying the BankUnited Term Loan by certain specified dates. Please refer to Note 13, Loans Payable, in the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information. These increases were partially offset by the following decreases: (i) decrease of $248,000 in value-added tax (“VAT”) and related taxes from prior years that were accrued by one of our Chinese subsidiaries in the second quarter of fiscal 2022; and (ii) decrease of approximately $400,000 of expenses associated with the previously disclosed events that occurred at our Chinese subsidiaries, including legal and consulting fees incurred during fiscal year 2022. Please refer to Note 14, Contingencies, in the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

New Product Development.

New product development costs were approximately $2.1 million in fiscal year 2023, an increase of approximately 3% as compared to the prior fiscal year. This increase was primarily due to greater spending on internally-funded development projects in fiscal year 2023, such as the MANTIS reference design camera, whereas in fiscal year 2022, new product development consisted of more customer- and government-funded NRE projects.

Other Expense.

Interest expense was approximately $283,000 for fiscal year 2023, compared to approximately $229,000 in the prior fiscal year. The increase in interest expense is due to rising interest rates, partially offset by a 30% reduction in our total debt, including finance lease obligations, and excluding operating lease liabilities, as of June 30, 2023, as compared to the end of the prior fiscal year.

Other income, net, was approximately $25,000 for fiscal year 2023, compared to $177,000 for fiscal year 2022. Other income, net, for fiscal year 2022 includes a benefit of $210,000, which represents the reversal of a potential liability related to the actions of the terminated employees of our subsidiaries in China, as previously discussed. This potential liability was accrued as of June 30, 2021, pending further investigation, and it was determined in the third quarter of fiscal year 2022 that our Chinese subsidiary would not be responsible for this amount. Other income, net also includes net foreign currency transaction gains and losses. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During fiscal year 2023, we incurred net foreign currency transaction losses of approximately $37,000, compared to $3,000 for fiscal year 2022.

Income Taxes.

During fiscal year 2023, we recorded income tax expense of approximately $234,000, compared to approximately $863,000 in fiscal year 2022, primarily related to our operations in China. Income taxes for fiscal years 2023 and 2022 also included Chinese withholding tax expenses of $235,000 and $230,000, respectively, the majority of which are associated with intercompany dividends declared by LPOIZ, payable to us as the parent company. While this repatriation transaction resulted in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate. The income tax provision for fiscal year 2022 also includes a true-up of deferred tax liabilities for LPOIZ. Please refer to Note 8, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to each of our tax jurisdictions.

Net Income (Loss).

Net loss for fiscal year 2023 was approximately $4.0 million, or $0.13 basic and diluted loss per share, compared to approximately $3.5 million, or $0.13 basic and diluted loss per share, for fiscal year 2022. The increase in net loss for fiscal year 2023, as compared to fiscal year 2022, is attributable to the approximately $927,000 increase in operating loss resulting from lower revenue and gross margin and increased operating expenses. Other income also decreased approximately $152,000, primarily due to the aforementioned $210,000 accrual reversal in fiscal year 2022, after a potential liability associated with the actions of our terminated employees of our Chinese subsidiaries was favorably resolved. The increased operating loss and decrease in other income were partially offset by a favorable difference of approximately $629,000 in the provision for income taxes for fiscal year 2023 as compared to fiscal year 2022.

Weighted-average common stock shares outstanding were 31,637,445 for both basic and diluted in fiscal year 2023, compared to 27,019,534 for both basic and diluted in fiscal year 2022. The increase in the weighted-average basic common shares was due to the sale of an aggregate of 9,090,910 shares of Class A common stock pursuant to a public offering which closed January 17, 2023, as well as the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for fiscal years 2023 and 2022, as their effects would have been anti-dilutive due to the net loss in those periods.

Liquidity and Capital Resources

At June 30, 2023, we had working capital of approximately $14.9 million and total cash and cash equivalents and restricted cash of approximately $7.1 million. Greater than 25% of our total cash, cash equivalents and restricted cash was held by our foreign subsidiaries in China and Latvia. Cash, cash equivalents and restricted cash held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal years 2023 and 2022, we repatriated approximately $1.9 million and $2.8 million, respectively, from LPOIZ. As of June 30, 2023, LPOIZ had approximately $2.9 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2023. Based on our previous intent, we had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal year 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

Loans payable as of June 30, 2023 consisted of the term loan in the original principal amount of approximately $5.8 million (the “BankUnited Term Loan”) issued in favor of BankUnited, N.A. (“BankUnited”) and two third-party equipment loans. Details of the loans are as follows:

BankUnited Loans.

On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to a maximum amount of $2,000,000 (the “Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the Revolving Line and Term Loan, the “BankUnited Loans”) as evidenced by certain promissory notes we executed in favor of BankUnited (the “BankUnited Notes”). Since then, we have entered into several amendments to the Loan Agreement and pursuant to those amendments and the associated waivers of compliance with certain financial covenants, we have maintained our compliance with all financial and non-financial covenants under the Loan Agreement. The Guidance Line was terminated on May 6, 2019. The Revolving Line expired on February 26, 2022 and was not renewed. For additional information on the amendments and the terms of the Loan Agreement, see Note 13, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Pursuant to that certain Fourth Amendment to Loan Agreement dated February 7, 2023, the Term Loan, the only remaining BankUnited Loan, matures and is due and payable in full on December 31, 2024. The Term Loan bears interest at BankUnited’s then prime rate of interest, as adjusted from time to time (8.25% as of June 30, 2023). Monthly payments of $75,000 are due and payable on the first day of each month, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments will increase to $100,000, with each such payment applied first to interest, costs and expenses and then to principal. Upon maturity, all principal and interest shall be immediately due and payable. Pursuant to that certain Fifth Amendment to the Loan Agreement dated May 9, 2023, the security interest in certain collateral securing the Term Loan as of such date terminated and was replaced by a security interest in a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter. The cash collateral is reflected as Restricted Cash in the accompanying balance sheet as of June 30, 2023. An exit fee equal to 1% of the outstanding principal balance will be due on December 31, 2023 and (b) 4% of the outstanding principal balance on December 31, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender). As of June 30, 2023, the outstanding principal balance on the Term Loan was approximately $2.2 million.

We have commenced discussions with other lenders with the intent of refinancing our credit facility prior to maturity. There can be no assurance that we will be successful in such refinancing or that we such refinancing will be available under reasonable commercial terms. If we are unable to refinance the credit facility with other commercial lenders prior to maturity, we may need to raise additional equity financing, source financing through non-commercial lenders or reduce operating expenses and capital expenditures in order to repay our credit facility and all charges related thereto upon its maturity on December 31, 2024. For additional information on liquidity, see Note 13, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Equipment Loans.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which is also a significant customer. The 2020 Equipment Loan is subordinate to the Term Loan and is collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. As of June 30, 2023, the outstanding balance on the 2020 Equipment Loan was 237,000 EUR (or USD $259,000).

In May 2023, ISP Latvia entered into an equipment loan with a third party (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2023 Equipment Loan will be payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.75% as of June 30, 2023).

For additional information regarding the BankUnited Loans and the equipment loans, see Note 13, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Equity Financing.

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

Based on the capital raise that was completed in January 2023, we do not expect to need additional equity capital for the foreseeable future and we believe we have adequate financial resources to sustain our current and anticipated operations in the coming year. We have established milestones that will be tracked to ensure that as funds are expended we are achieving results before additional funds are committed. However, there are a number of factors that could result in the need to raise additional funds in the longer term, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, greater than 25% of our cash, cash equivalents and restricted cash is held by our foreign subsidiaries and, although we regularly repatriate cash, it may not be readily available to repay our liabilities in the U.S. should our cash assets in the U.S. not be sufficient. We may also identify opportunities for acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions. Finally, we may need to raise capital through the issuance of our equity securities if we are unable to refinance the Term Loan on acceptable terms prior to its maturity on December 31, 2024.

We intend to continue efforts to keep costs under control as we seek renewed sales growth. Our efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, we may need to raise additional capital. Should capital not be available to us at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

Cash Flows – Operating.

Cash flow used in operations was approximately $2.8 million for fiscal year 2023, compared to cash provided by operations of approximately $1.5 million for fiscal year 2022. The decrease in cash flows from operations during fiscal year 2023 is primarily due to an increase in accounts receivable, due to higher revenues in the fourth quarter of fiscal year 2023 as compared to fiscal 2022, and an increase in inventory during the second half of fiscal year 2023. The cash outflow for accounts payable and accrued liabilities for fiscal years 2022 and 2023 was primarily due to the previously described events that occurred at our Chinese subsidiaries, for which certain expenses were accrued as of June 30, 2021 and paid during fiscal years 2022 and 2023. Fiscal year 2022 also reflects the payment of certain bonuses paid to our executive officers and other employees which were earned and accrued during fiscal year 2021 and paid during fiscal year 2022. During fiscal years 2022 and 2023 we also made the installment payments for payroll taxes deferred in fiscal year 2020 under the CARES Act.

We anticipate continued improvement in our cash flows provided by operations in future years, as many of these non-recurring payables are behind us, and as we continue to focus on managing our receivables, payables and inventory, while continuing to grow our sales and improve gross margins, with moderate increases in general, administrative, sales and marketing and new product development costs.

Cash Flows – Investing.

During fiscal year 2023, we expended approximately $3.1 million for capital equipment, as compared to approximately $1.6 million during fiscal year 2022. During fiscal year 2023, our capital expenditures were primarily related to the expansion of our Orlando Facility. Our capital expenditures during fiscal year 2022 were primarily related to the continued expansion of our Riga Facility to increase our infrared coating capacity as well as increasing our lens diamond turning capacity to meet current and forecasted demand.

We anticipate a similar level of capital expenditures during fiscal year 2023; however, the total amount expended will depend on sales growth opportunities and other circumstances.

Cash Flows – Financings.

Net cash provided by financing activities was approximately $7.5 million in fiscal year 2023, compared to cash used in financing activities of approximately $636,000 in fiscal year 2022. Cash provided by financing activities for fiscal year 2023 reflects equity proceeds of $9.2 million from a public offering of Class A common stock, which closed in January 2023, offset by approximately $1.9 million in principal payments on our loans and finance leases, offset by proceeds of approximately $141,000 from the 2023 Equipment Loan and approximately $40,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for fiscal year 2022 reflects approximately $894,000 in principal payments on our loans and finance leases and $61,000 in loan costs, offset by proceeds of approximately $267,000 from the 2020 Equipment Loan and approximately $52,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

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

Quarterly backlog levels for fiscal years 2023 and 2022 are as follows:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2022	$19,265	-10%	-10%
Q2 2022	$21,929	3%	14%
Q3 2022	$19,678	-8%	-10%
Q4 2022	$17,767	-17%	-10%
Q1 2023	$22,973	29%	29%
Q2 2023	$29,427	66%	28%
Q3 2023	$26,620	50%	-10%
Q4 2023	$21,652	22%	-19%

The increase in backlog during fiscal year 2023 was due to several large customer orders. One such order is a $4 million supply agreement with a long time European customer of precision motion control systems and OEM assemblies. The new supply agreement went into effect in the fourth quarter of our fiscal year 2023 and is expected to run for approximately 12 to18 months. During the second quarter of fiscal year 2023 we also received the renewal of a large annual contract for infrared products, for an amount 20% greater than the previous renewal.  We began to ship against the new contract in the third quarter of fiscal year 2023, after shipments against the previous contract were completed. Also, during the second quarter of fiscal year 2023, we were qualified to provide advanced infrared optics for a critical international military program, and received an initial order valued at $2.5 million from the related customer. This order represents a significant increase in this customer's business with us. In addition, we received orders from existing customers in the U.S. and Europe related to several other significant long-term projects.

The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL4 materials. With the global supply of germanium currently concentrated in Russia and China, recent global events are generating renewed interest in germanium alternatives such as our proprietary BD6 material, and other materials we are currently developing under an exclusive license with the Naval Research Lab. As we have outlined in our Strategic direction, we do not expect to see significant growth in our visible PMO product group in the near future. Competition in that product line has grown substantially over the last few years, and some of our new molding capabilities and technologies such as free-form molded optics, might take longer than anticipated to reach full commercialization, depending on economic conditions and technology trends in the area of AR\VR. However, order bookings for both PMO and infrared products continue to be slow in China. We believe the terminations of certain of our management employees in our China subsidiaries, LPOIZ and LPOI, and transition to new management personnel in fiscal year 2021, adversely impacted the domestic sales in China of these subsidiaries during fiscal year 2022 and fiscal year 2023. Although our new sales and management personnel have now established relationships with customers, domestic sales in China have also been adversely impacted by the economic downturn in China, which negatively impacted fiscal year 2023 revenue and bookings in that region.

Revenue Dollars and Units by Product Group.

The following table sets forth revenue dollars and units by our three product groups for the three and twelve months ended June 30, 2023 and 2022:

	(unaudited)
	Three Months Ended June 30,		Quarter	Year Ended June 30,		Year-to-date
	2023	2022	% Change	2023	2022	% Change
Revenue
PMO	$3,170,928	$3,411,877	-7%	$13,425,643	$15,020,542	-11%
Infrared Products	5,465,084	5,046,555	8%	16,735,869	18,735,325	-11%
Specialty Products	1,048,709	448,799	134%	2,772,437	1,803,293	54%
Total revenue	$9,684,721	$8,907,231	9%	$32,933,949	$35,559,160	-7%

Units
PMO	314,906	398,064	-21%	1,462,800	1,999,200	-27%
Infrared Products	42,877	100,715	-57%	167,095	438,508	-62%
Specialty Products	16,208	4,079	297%	58,197	18,948	207%
Total units	373,991	502,858	-26%	1,688,092	2,456,656	-31%

Three months ended June 30, 2023 compared to three months ended June 30, 2022.

Our revenue increased by 9% in the fourth quarter of fiscal year 2023, as compared to the same quarter of the prior fiscal year, driven by increases in infrared and specialty products.

Revenue from the PMO product group for the fourth quarter of fiscal year 2023 was $3.2 million, a decrease of 7%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is due to a decrease in sales to customers in the telecommunications industry and a decrease in sales of commercial products, partially offset by increases in sales to defense and industrial customers. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region.

Revenue generated by the infrared product group for the fourth quarter of fiscal year 2023 was $5.5 million, an increase of 8%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily driven by sales of diamond-turned infrared products and is primarily attributable to customers in the defense and industrial markets. Sales of BD6-based molded infrared products decreased, particularly to customers in the China industrial and commercial markets. These decreases were partially offset by increased revenue from BD6-based products driven by customers in the defense industry. Molded infrared products are higher in volume and lower in average selling prices than diamond-turned infrared products.

Our specialty products revenue increased by 134% for the fourth quarter of fiscal year 2023, as compared to the same period of the prior fiscal year.  The increase is due to increased sales of a custom visible lens assembly to a medical customer, for which we have an end of life order in backlog going into fiscal 2025.

Year ended June 30, 2023 compared to year ended June 30, 2022.

Our revenue decreased by approximately 7%, for fiscal year 2023, as compared to fiscal year 2022, with decreases in both infrared and PMO product sales.

Revenue from the PMO product group for fiscal year 2023 was $13.4 million, a decrease of 11%, as compared to fiscal year 2022.  The decrease in revenue is due to a decrease in sales to customers in the telecommunications industry and a decrease in sales of commercial products, partially offset by increases in sales to defense and industrial customers. PMO product sales to customers in China continue to be soft across all of the industries we serve due to unfavorable economic conditions in that region. Sales of PMO units decreased by 27%, as compared to the same period of the prior fiscal year, and average selling prices increased by 22%. The volume decrease was largely driven by a lower mix of telecommunications products, which typically have lower average selling prices.

Revenue generated by the infrared product group for fiscal year 2023 was $16.7 million, a decrease of approximately 11%, as compared to the prior fiscal year.  The decrease in revenue is primarily driven by sales of BD6-based molded infrared products, particularly to customers in the China commercial and industrial markets. These decreases were partially offset by increased revenue from BD6-based products driven by customers in the defense industry. Sales of diamond-turned infrared products were nearly flat for fiscal years 2023 and 2022, however, there were shifts in revenue from key customers. The timing of shipments against a large annual contract, which has renewed each November for several years, was such that revenues from this contract were lower in fiscal year 2023 than in fiscal year 2022.  The most recent contract renewal in November 2022 represented an increase of 20% over the previous contract.  As such, the decrease from fiscal year 2023 as compared to fiscal year 2022 is not expected to re-occur. The decrease in revenues from this contract in fiscal year 2023 was offset by increases in revenues from two other key customers, in the defense and industrial markets.

In fiscal year 2023, our specialty products revenue increased by $969,000, or 54%, as compared to prior fiscal year. The increase is primarily due to increase demand for collimator assemblies, and increased sales of a custom visible lens assembly to a medical customer, for which we have and end of life order with backlog going into fiscal 2025.  The first quarter of fiscal 2023 also included a charge for in-process materials billed to a customer upon order cancellation, during the first quarter of fiscal 2023.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2023	6/30/2023	102
Q3-2023	3/31/2023	154
Q2-2023	12/31/2022	120
Q1-2023	9/30/2022	125
Fiscal Year 2023 Average		125
Q4-2022	6/30/2022	104
Q3-2022	3/31/2022	132
Q2-2022	12/31/2021	104
Q1-2022	9/30/2021	134
Fiscal Year 2022 Average		118

Our average DCSI for fiscal year 2023 was 126, compared to 118 for fiscal year 2022.  The increase in average DCSI is driven by the increase in inventory levels, particularly in the second half of fiscal year 2023 where shipments were disrupted by the Orlando Facility construction and other factors. Our DCSI did improve during the most recent quarter, and we expect DCSI to maintain an average of between 110 to 120.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2023	6/30/2023	63
Q3-2023	3/31/2023	59
Q2-2023	12/31/2022	52
Q1-2023	9/30/2022	57
Fiscal Year 2023 Average		58
Q4-2022	6/30/2022	54
Q3-2022	3/31/2022	55
Q2-2022	12/31/2021	49
Q1-2022	9/30/2021	59
Fiscal Year 2022 Average		54

Our average DSO for fiscal year 2023 was 58, compared to 54 for fiscal year 2022. The increase in average DSO for fiscal year 2023 is driven by some key accounts with longer payment cycles that have increased in revenue. We strive to maintain a DSO of less than 60.

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

The following table adjusts net income to EBITDA for the three and twelve months ended June 30, 2023 and 2022:

	(unaudited)
	Quarter Ended June 30,		Year Ended June 30,
	2023	2022	2023	2022
Net loss	$(808,840)	$(1,359,790)	$(4,046,871)	$(3,542,181)
Depreciation and amortization	815,019	854,123	3,174,569	3,617,743
Income tax provision	11,618	534,579	234,034	862,907
Interest expense	54,561	78,411	283,266	229,475
EBITDA	$72,358	$107,323	$(355,002)	$1,167,944
% of revenue	1%	1%	-1%	3%

Our EBITDA for the quarter ended June 30, 2023 was approximately $72,000, compared to $107,000 for the same period of the prior fiscal year. The decrease in EBITDA in the fourth quarter of fiscal year 2023 was primarily attributable to the increase in operating expenses, including SG&A and new product development, which were partially offset by higher revenue and gross margin.

Our EBITDA for fiscal year 2023 was a loss of approximately $355,000, compared to income of $1.2 million for fiscal year 2022. The decrease in EBITDA for fiscal year 2023 is primarily attributable to lower revenue and gross margin, coupled with increased SG&A expenses and a decrease in Other income.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of members of our management, including our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2023, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2023 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. In connection with the events that occurred at our Chinese subsidiaries, we have adopted additional policies and procedures designed to improve our internal controls, including, without limitation, revising the reporting structure for our foreign-based finance directors, adopting Codes of Conduct applicable to our subsidiaries’ foreign-based employees, adopting an internal authority approval matrix, and hiring additional staff for our accounting departments at LPOI and LPOIZ to improve segregation of duties, among other items. Other than these modifications, there have not been any significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2024 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2023.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2024 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2024 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2023, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal year 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,232,417	$1.66	1,633,538
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2024 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2023.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2024 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements – See Index on page F-1 of this report

(2) Financial Statement Schedules – None

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

41

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

42

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

43

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

10.27

Form of Securities Purchase Agreement, dated as of January 12, 2023, between the Company and each purchaser named in the signature pages thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 12, 2023, and is incorporated herein by reference thereto.

10.28

Fourth Amendment to Loan Agreement, dated February 7, 2023, by and between LightPath Technologies, Inc. and BankUnited, N.A., filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, (File No: 000-27548) filed with the Securities and Exchange Commission on February 9, 2023, and is incorporated herein by reference thereto.

10.29

Fifth Amendment to Loan Agreement, dated May 9, 2023, by and between LightPath Technologies, Inc. and BankUnited, N.A., filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, (File No: 000-27548) filed with the Securities and Exchange Commission on May 11, 2023, and is incorporated herein by reference thereto.

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

21.1	Subsidiaries of the Registrant.*

23.1	Consent of MSL, P.A.*

24	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in iXBRL.

*filed herewith

Item 16. Form 10-K Summary.

None.

44

LightPath Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of LightPath Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Allowance

As disclosed in Notes 2 and 4 of the notes to the consolidated financial statements, the Company records an estimated inventory allowance to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an inventory allowance of approximately $1,125,000 as of June 30, 2023.

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

/s/ MSL, P.A.

Orlando, Florida

September 14, 2023

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$4,687,004	$5,507,891
Restricted cash	2,457,486	—
Trade accounts receivable, net of allowance of $18,502 and $36,313	6,634,574	5,211,292
Inventories, net	7,410,734	6,985,427
Prepaid expenses and other assets	570,293	464,804
Total current assets	21,760,091	18,169,414

Property and equipment, net	12,810,930	11,640,463
Operating lease right-of-use assets	9,571,604	10,420,604
Intangible assets, net	3,332,715	4,457,798
Goodwill	5,854,905	5,854,905
Deferred tax assets, net	140,000	143,000
Other assets	65,939	27,737
Total assets	$53,536,184	$50,713,921
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,574,135	$3,073,933
Accrued liabilities	662,242	558,750
Accrued payroll and benefits	1,499,896	2,081,212
Operating lease liabilities, current	969,890	965,622
Loans payable, current portion	1,023,814	998,692
Finance lease obligation, current portion	103,646	55,348
Total current liabilities	6,833,623	7,733,557

Deferred tax liabilities, net	465,000	541,015
Finance lease obligation, less current portion	341,201	11,454
Operating lease liabilities, noncurrent	8,393,248	9,478,077
Loans payable, less current portion	1,550,587	3,218,580
Total liabilities	17,583,659	20,982,683

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $.01 par value, voting; 44,500,000 shares authorized; 37,344,739 and 27,046,790 shares issued and outstanding	373,447	270,468
Additional paid-in capital	242,808,771	232,315,003
Accumulated other comprehensive income	606,536	935,125
Accumulated deficit	(207,836,229)	(203,789,358)
Total stockholders’ equity	35,952,525	29,731,238
Total liabilities and stockholders’ equity	$53,536,184	$50,713,921

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	June 30,
	2023	2022
Revenue, net	$32,933,949	$35,559,160
Cost of sales	21,859,126	23,744,524
Gross margin	11,074,823	11,814,636
Operating expenses:
Selling, general and administrative	11,437,241	11,221,866
New product development	2,145,413	2,085,686
Amortization of intangibles	1,125,083	1,125,083
(Gain) loss on disposal of property and equipment	(78,373)	9,235
Total operating expenses	14,629,364	14,441,870
Operating loss	(3,554,541)	(2,627,234)
Other income (expense):
Interest expense, net	(283,266)	(229,475)
Other income (expense), net	24,970	177,435
Total other income (expense), net	(258,296)	(52,040)
Loss before income taxes	(3,812,837)	(2,679,274)
Income tax provision	234,034	862,907
Net loss	$(4,046,871)	$(3,542,181)
Foreign currency translation adjustment	(328,589)	(1,181,027)
Comprehensive loss	$(4,375,460)	$(4,723,208)
Loss per common share (basic)	$(0.13)	$(0.13)
Number of shares used in per share calculation (basic)	31,637,445	27,019,534
Loss per common share (diluted)	$(0.13)	$(0.13)
Number of shares used in per share calculation (diluted)	31,637,445	27,019,534

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2021	26,985,913	$269,859	$231,438,651	$2,116,152	$(200,247,177)	$33,577,485
Issuance of common stock for:
Employee Stock Purchase Plan	21,012	210	51,501	—	—	51,711
Exercise of Stock Options & RSUs, net	39,865	399	(399)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	825,250	—	—	825,250
Foreign currency translation adjustment	—	—	—	(1,181,027)	—	(1,181,027)
Net loss	—	—	—	—	(3,542,181)	(3,542,181)
Balances at June 30, 2022	27,046,790	270,468	232,315,003	935,125	(203,789,358)	29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	33,523	335	40,045	—	—	40,380
Exercise of Stock Options, RSUs & RSAs, net	1,173,516	11,735	34,165	—	—	45,900
Issuance of common stock under public equity placement	9,090,910	90,909	9,108,601	—	—	9,199,510
Stock-based compensation on stock options, RSAs & RSUs	—	—	1,310,957	—	—	1,310,957
Foreign currency translation adjustment	—	—	—	(328,589)	—	(328,589)
Net loss	—	—	—	—	(4,046,871)	(4,046,871)
Balances at June 30, 2023	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,046,871)	$(3,542,181)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,174,569	3,617,743
Interest from amortization of debt costs	58,774	51,974
(Gain) loss on disposal of property and equipment	(78,373)	9,235
Stock-based compensation on stock options, RSUs & RSAs, net	1,310,957	825,250
Provision for doubtful accounts receivable	8,158	7,713
Change in operating lease assets and liabilities	(231,561)	(222,047)
Inventory write-offs to allowance	316,297	456,538
Deferred taxes	(73,015)	545,015
Changes in operating assets and liabilities:
Trade accounts receivable	(1,431,440)	(562,651)
Other receivables	—	137,103
Inventories	(741,604)	1,217,622
Prepaid expenses and other assets	(97,792)	10,560
Accounts payable and accrued liabilities	(977,622)	(1,087,746)
Net cash (used in) provided by operating activities	(2,809,523)	1,464,128

Cash flows from investing activities:
Purchase of property and equipment	(3,077,154)	(1,626,614)
Proceeds from sale of equipment	209,169	—
Net cash used in investing activities	(2,867,985)	(1,626,614)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	40,380	51,711
Proceeds from issuance of common stock under public equity placement	9,199,510	—
Loan costs	—	(61,223)
Borrowings on loans payable	141,245	266,850
Payments on loans payable	(1,852,256)	(681,301)
Repayment of finance lease obligations	(73,003)	(212,211)
Net cash provided by (used in) financing activities	7,455,876	(636,174)
Effect of exchange rate on cash and cash equivalents	(141,769)	(468,143)
Change in cash, cash equivalents and restricted cash	1,636,599	(1,266,803)
Cash and cash equivalents, beginning of period	5,507,891	6,774,694
Cash, cash equivalents and restricted cash, end of period	$7,144,490	$5,507,891

Supplemental disclosure of cash flow information:
Interest paid in cash	$221,773	$157,407
Income taxes paid	$428,914	$267,585
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$451,048	$—
Equipment deposit paid in restricted stock	$45,900	$—

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

LightPath is a manufacturer of optical components and higher-level assemblies, including precision molded glass aspheric optics, infrared optics, both molded and diamond-turned, thermal imaging assemblies, and other optical components used in products that manipulate light. LightPath designs, develops, manufactures, and distributes optical components and sub-system level lens assemblies utilizing advanced optical manufacturing processes. LightPath products are incorporated into a variety of applications by customers in many industries, including defense products, medical devices, laser aided industrial tools, automotive safety applications, barcode scanners, optical data storage, hybrid fiber coax datacom, telecommunications, machine vision and sensors, among others. Many of our optical assemblies consist of several products that we manufacture.

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

Management estimates.Management makes estimates and assumptions during the preparation of the Company’s Consolidated Financial Statements that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which, in turn, could impact the amounts reported and disclosed herein.

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

Restricted cash consists of amounts held in a restricted account as collateral for a loan agreement. See Note 13, Loans Payable, to these Consolidated Financial Statements for additional information. Our restricted cash is invested in a money market account. Cash and cash equivalents and restricted cash presented in the Consolidated Balance Sheet as of June 30, 2023 are combined in the Consolidated Statement of Cash Flows for the year ended June 30, 2023. The Company did not have any restricted cash as of June 30, 2022.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from one to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related assets using the straight-line method. Construction in process represents the accumulated costs of assets not yet placed in service. As of June 30, 2023, the balance of construction in progress was primarily related to the expansion of our facility in Orlando, Florida.

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment of long-lived assets during the fiscal years ended June 30, 2023 and 2022. Assets to be disposed of would be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

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

The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company did not record any impairment of goodwill or definite-lived intangible assets during the fiscal years ended June 30, 2023 or 2022.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

The Company files United States (“U.S.”) Federal income tax returns, as well as tax returns in various states and foreign jurisdictions.  Open tax years subject to examination by the Internal Revenue Service (“IRS”) generally remain open for three years from the filing date. Tax years subject to examination by the state jurisdictions generally remain open for up to four years from the filing date. In Latvia, tax years subject to examination remain open for up to five years from the filing date and, in China, tax years subject to examination remain open for up to ten years from the filing date.

Our cash, cash equivalents and restricted cash totaled approximately $7.1 million at June 30, 2023. Of this amount, greater than 25% was held by our foreign subsidiaries in China and Latvia.  These foreign funds were generated in China and Latvia as a result of foreign earnings.  Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested.  However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to the U.S. parent company.  It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the legal entity must equal at least 50% of the registered capital before any funds can be repatriated.  During fiscal years 2023 and 2022, we repatriated approximately $1.9 million and $2.8 million, respectively, from LPOIZ.  As of June 30, 2023, LPOIZ had approximately $2.9 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2023.  During fiscal year 2020 we began to accrue for the applicable Chinese withholding taxes on the portion of earnings that we intend to repatriate.

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

Revenue recognition – See Note 3, Revenue, to these Consolidated Financial Statements for additional information.

VAT is computed on the gross sales price on all sales of the Company’s products sold in the People’s Republic of China and Latvia.  The VAT rates range up to 21%, depending on the type of products sold.  The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT receivables and payables on a net basis in the accompanying Consolidated Financial Statements.  These amounts were not significant as of June 30, 2023 and 2022.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

Recent accounting pronouncements. There are no new accounting pronouncements issued by the FASB that are not yet effective for the Company for the year ended June 30, 2023 that are expected to have a material impact on the Consolidated Financial Statements.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Customary payment terms are granted to customers, based on credit evaluations. The Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance. Deferred revenue was not significant as of June 30, 2023 and 2022.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements are generally short term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. The Company has organized its products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements are included in specialty products. The Company’s revenue by product group for the years ended June 30, 2023 and 2022 was as follows:

	Year Ended June 30,
	2023	2022
PMO	$13,425,643	$15,020,542
Infrared Products	16,735,869	18,735,325
Specialty Products	2,772,437	1,803,293
Total revenue	$32,933,949	$35,559,160

4. Inventories, net

The components of inventories include the following:

	June 30, 2023	June 30, 2022
Raw materials	$2,999,879	$3,019,156
Work in process	2,909,439	2,243,907
Finished goods	2,626,106	3,052,001
Allowance for obsolescence	(1,124,690)	(1,329,637)
	$7,410,734	$6,985,427

During fiscal years 2023 and 2022, the Company evaluated all allowed items and disposed of approximately $316,000 and $457,000, respectively, of inventory parts and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.5 million and $1.6 million at June 30, 2023 and 2022, respectively.

5. Property and Equipment, net

Property and equipment consist of the following:

	Estimated Lives (Years)	June 30, 2023	June 30, 2022
Manufacturing equipment	5 - 10	$22,296,320	$22,058,636
Computer equipment and software	3 - 5	973,549	978,348
Furniture and fixtures	5	350,289	352,060
Leasehold improvements	5 - 7	2,742,344	3,043,867
Construction in progress		3,067,896	943,793
Total property and equipment		29,430,398	27,376,704
Less accumulated depreciation and amortization		(16,619,468)	(15,736,241)
Total property and equipment, net		$12,810,930	$11,640,463

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

There were no changes in the net carrying value of goodwill during the years ended June 30, 2023 and 2022, and there have been no events or changes in circumstances that indicate the carrying value of goodwill or definite-lived intangible assets may not be recoverable.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	June 30, 2023	June 30, 2022
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(7,343,285)	(6,218,202)
Total intangible assets, net		$3,332,715	$4,457,798

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2024	$1,125,083
June 30, 2025	658,398
June 30, 2026	239,334
June 30, 2027	239,334
After June 30, 2027	1,070,566
$3,332,715

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended June 30,
	2023	2022
Pretax income (loss):
United States	$(5,697,853)	$(5,129,955)
Foreign	1,885,016	2,450,681
Loss before income taxes	$(3,812,837)	$(2,679,274)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2023	2022
Current:
Federal tax	$-	$-
State	3,799	3,829
Foreign	303,235	314,063
Total current	307,034	317,892

Deferred:
Federal tax	3,000	4,000
State	-	-
Foreign	(76,000)	541,015
Total deferred	(73,000)	545,015

Total income tax provision	$234,034	$862,907

The reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

	Year Ended June 30,
	2023	2022

U.S. federal statutory tax rate	21.0%	21.0%

Income tax provision reconciliation:
Tax at statutory rate:	$(800,696)	$(562,648)
Net foreign income subject to lower tax rate	(396,742)	(297,049)
State income taxes, net of federal benefit	(303,366)	(159,950)
Valuation allowance	(3,331,277)	(1,255,273)
NOL expiration and adjustments	4,015,752	2,550,645
GILTI	192,452	138,611
Federal research and development and other credits	491,112	(121,990)
Stock-based compensation	(34,976)	20,472
Other permanent differences	(57,762)	11,387
Other, net	459,537	538,702
	$234,034	$862,907

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings of approximately $325,000, accrued as of June 30, 2021. Half of this amount was remitted on December 31, 2021, with the remainder remitted on December 31, 2022.

Income Tax Law of the People’s Republic of China

The Company’s Chinese subsidiaries, LPOI and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For both the years ended June 30, 2023 and 2022, the tax rate for LPOIZ was 15%, in accordance with an incentive program for technology companies. Prior to fiscal year 2022, no deferred tax provision was recorded for LPOIZ. However, during the year ended June 30, 2022, as a result of audits performed by the Chinese taxing authorities, and the Chinese subsidiaries’ statutory audits, it was determined that a net deferred tax liability was required. Accordingly, a net deferred tax liability of approximately $541,000, related to LPOIZ, was recorded in the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2022. As of June 30, 2023, the net deferred tax liability for LPOIZ is approximately $465,000.

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

During the years ended June 30, 2023 and 2022, the Company declared and paid intercompany dividends of $1.9 million and $2.8 million, respectively, from LPOIZ, payable to the Company as its parent company. Accordingly, the Company paid Chinese withholding taxes of $210,000 and $280,000 associated with these dividends during fiscal years 2023 and 2022, respectively. Income tax expense associated with these dividends was $210,000 and $208,000 for fiscal years 2023 and 2022, respectively. Accrued and unpaid withholding taxes were approximately $40,000 as of both June 30, 2023 and 2022. Other than these withholding taxes, these intercompany dividends have no impact on the Consolidated Financial Statements.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	Year Ended June 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$9,243,000	$12,197,277
Stock-based compensation	340,000	536,000
R&D and other credits	1,787,000	2,279,000
Capitalized R&D expenses	763,000	371,000
Inventories	200,000	263,973
Accrued expenses and other	15,000	267,000
Gross deferred tax assets	12,348,000	15,914,250
Valuation allowance for deferred tax assets	(11,057,000)	(14,388,277)
Total deferred tax assets	1,291,000	1,525,973
Deferred tax liabilities:
Depreciation and other	(740,000)	(763,988)
Intangible assets	(876,000)	(1,160,000)
Total deferred tax liabilities	(1,616,000)	(1,923,988)
Net deferred tax assets (liabilities)	$(325,000)	$(398,015)

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $37 million prior to the expiration of federal NOL carry-forwards from 2023 through 2037. Based on the level of historical taxable income, management has provided for a valuation adjustment against the deferred tax assets of approximately $11.1 million at June 30, 2023, a decrease of approximately $3.3 million as compared to June 30, 2022. The decrease in the valuation allowance for deferred tax assets as compared to the prior year is primarily the result of the various movements in the current year deferred items. The U.S. net deferred tax asset of $140,000 results from federal and state tax credits with indefinite carryover periods. State income tax expense disclosed on the effective tax rate reconciliation above includes state deferred taxes that are offset by a full valuation allowance.

At June 30, 2023, in addition to net operating loss carry forwards, the Company also has research and development and other credit carry forwards of approximately $1.5 million, which will expire from 2024 through 2043. A portion of the NOL carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383, which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

9. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s directors, officers, and key employees were granted stock-based compensation through the Omnibus Plan, through October 2018 and after that date, the SICP. The awards include incentive stock options, non-qualified stock options and restricted stock unit (“RSU”) awards.

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by the Company’s board of directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $4,000 and $5,000 for fiscal years 2023 and 2022, respectively, is included in the selling, general and administrative expense in the accompanying Consolidated Statements Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Outstanding at June 30, 2023	Available for Issuance at June 30, 2023
SICP (or Omnibus Plan)	7,215,625	2,232,417	1,633,538
2014 ESPP	400,000	—	243,920
	7,615,625	2,232,417	1,877,458

Grant Date Fair Values and Underlying Assumptions; Contractual Terms —The Company estimates the fair value of each equity option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the years ended June 30, 2023 and 2022. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the year ended June 30, 2023.

For stock options granted in the year ended June 30, 2022, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

Year Ended June 30, 2022
Weighted-average expected volatility	80.8%
Dividend yields	0%
Weighted-average risk-free interest rate	2.09%
Weighted-average expected term, in years	3.75

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Information Regarding Current Share-Based Payment Awards —A summary of the activity for share-based payment awards in the years ended June 30, 2023 and 2022 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2021	432,927	$2.01	8.8	1,761,885	0.9	—

Granted	125,000	$2.02		368,461	1.2	—
Exercised	-	$-		(45,143)		—
Cancelled/Forfeited	(23,465)	$1.67		(5,534)		—
June 30, 2022	534,462	$2.03	7.0	2,079,669	0.9	—

Granted	-	$-		611,386		246,942
Exercised	-	$-		(1,068,291)		(145,209)
Cancelled/Forfeited	-	$-		(26,542)		—
June 30, 2023	534,462	$2.03	6.1	1,596,222	1.1	101,733	0.7

Awards exercisable/
vested as of
June 30, 2023	396,202	$1.96	5.8	938,817	—	—

Awards unexercisable/
unvested as of
June 30, 2023	138,260	$2.21	7.1	657,405	1.1	101,733	0.7
	534,462			1,596,222		101,733

The intrinsic and fair values for share-based payment awards exercised and vested in the years ended June 30, 2023 and 2022 are presented below:

	Year Ended June 30,
	2023	2022
Intrinsic Value - Exercised
RSUs	$1,648,874	$77,284
RSAs	190,720	-

Fair Value - Vested
Stock Options	6,500	24,000
RSUs	793,880	395,223
RSAs	189,473	-

No stock options were exercised during the years ended June 30, 2023 and 2022.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The intrinsic values of share-based payment awards outstanding and exercisable as of June 30, 2023 and 2022 are presented below:

	As of June 30,
	2023	2022

Stock options	$2,430	$42,463
RSUs	1,267,403	1,642,023

None of the outstanding RSAs were exercisable as of June 30, 2023, and there were no outstanding RSAs as of June 30, 2022.

As of June 30, 2023, there was approximately $776,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including share options and RSUs, granted under the Omnibus Plan, through October 2018 and after that date, the SICP. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2024	94,196	56,744	416,582	567,522
June 30, 2025	33,885	23,718	130,589	188,192
June 30, 2026	—	—	19,829	19,829
	$128,081	$80,462	$567,000	$775,543

The table above does not include shares under the Company’s 2014 ESPP, which has purchase settlement dates in the second and fourth fiscal quarters.

The Company issues new shares of Class A common stock upon the exercise of stock options and upon vesting of RSUs and RSAs, unless the recipient has elected to defer receipt of shares under the applicable IRS rules. The following table is a summary of the number and weighted-average grant date fair values, estimated using the Black-Scholes-Merton pricing model, regarding the Company’s unexercisable/unvested awards as of June 30, 2023 and 2022 and changes during the two years then ended:

Unexercisable/Unvested Awards	Stock Options Shares	RSU Shares	RSA Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2021	321,984	598,587	-	920,571	$1.59
Granted	125,000	368,461	-	493,461	$1.74
Vested	(118,696)	(216,823)	-	(335,519)	$1.42
Cancelled/Forfeited	(8,967)	(5,534)	-	(14,501)	$1.97
June 30, 2022	319,321	744,691	-	1,064,012	$1.71
Granted	-	611,386	246,942	858,328	$1.24
Vested	(181,061)	(672,130)	(145,209)	(998,400)	$1.52
Cancelled/Forfeited	-	(26,542)	-	(26,542)	$-
June 30, 2023	138,260	657,405	101,733	897,398	$1.40

Acceleration of Vesting —The Company does not generally accelerate the vesting of any stock options, RSUs or RSAs, however in the case of retirements, the Board of Directors may accelerate vesting.

Financial Statement Effects and Presentation —The following table shows total stock-based compensation expense for the years ended June 30, 2023 and 2022, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss):

	Year Ended June 30,
	2023	2022

Stock options	$200,854	$144,682
RSAs	168,673	—
RSUs	941,430	680,568
Total	$1,310,957	$825,250

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

	Year Ended June 30,
	2023	2022

Net loss	$(4,046,871)	$(3,542,181)

Weighted-average common shares outstanding:
Basic number of shares	31,637,445	27,019,534

Effect of dilutive securities:
Options to purchase common stock	-	-
RSUs and RSAs	-	-
Diluted number of shares	31,637,445	27,019,534

Loss per common share:
Basic	$(0.13)	$(0.13)
Diluted	$(0.13)	$(0.13)

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive:

	Year Ended June 30,
	2023	2022
Options to purchase common stock	534,462	445,397
RSUs and RSAs	2,013,276	1,944,737
	2,547,738	2,390,134

11. Defined Contribution Plan

The Company provides retirement benefits to its U.S.-based employees through a defined contribution retirement plan. Until February 24, 2023, these benefits were offered under the Insperity 401(k) plan (the “Insperity Plan”). The Insperity Plan was a defined 401(k) contribution plan that all U.S. employees, over the age of 21, are eligible to participate in after three months of employment. Under the Insperity Plan, the Company matched 100% of the first 2% of employee contributions. Effective February 24, 2023, all plan assets were transferred to the LightPath Technologies Inc. 401(k) plan (the “LightPath Plan”). The LightPath Plan is adefined 401(k) contribution plan, administered by a third party, that all U.S. employees, over the age of 21, are eligible to participate in after three months of employment. Under the LightPath Plan, the Company matches 100% of the first 2% of employee contributions. As of June 30, 2023, there were 57 employees enrolled in this plan. The Company made matching contributions of approximately $121,000 and $123,000 during the years ended June 30, 2023 and 2022, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

12. Leases

The Company has operating leases for its manufacturing and office space. As of June 30, 2022, the Company had two lease agreements for its corporate headquarters and manufacturing facilities in Orlando, Florida. The first lease (the “Orlando Lease”) was amended effective April 30, 2021 to expand the space from approximately 26,000 square feet to approximately 58,500 square feet. The lease term was extended from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The landlord's work was completed in August 2023, and accordingly the lease expires on March 31, 2034. Minimum rental rates for the extension term were established based on annual increases of approximately three percent (3%). Additionally, there is one five-year extension option exercisable by the Company. The minimum rental rates for such additional extension option will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended. The second lease was entered into in April 2018 for 12,378 square feet in Orlando, Florida (the “Orlando Lease II”), which provided additional manufacturing and office space near the Company’s corporate headquarters. The commencement date of the Orlando Lease II was December 1, 2018, and it had a four-year original term with one renewal option for an additional five-year term. In October 2021, the Company assigned such lease to a third-party and agreed that the premises would be vacated, subject to the assigned lease, on November 30, 2022. In December 2022, the Company entered into an agreement with the assignee of such lease that extended its right to occupy the subject premises until February 28, 2023, in consideration of payments of rent through February 28, 2023, and other amounts to the assignee. In February 2023, the space was vacated and the Company has no further obligations related to this lease.

As of June 30, 2022, the Company, through its wholly-owned subsidiary, LPOI, had a lease agreement for an office facility in Shanghai, China (the “Shanghai Lease”) for 1,900 square feet. The Shanghai Lease commenced in October 2015. During fiscal 2020, the Shanghai Lease was renewed for an additional three-year term, which expired in October 2022 and was not renewed.

As of June 30, 2023, the Company, through its wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China for an aggregate of 55,000 square feet (the “Zhenjiang Lease”), which expires December 31, 2024.

At June 30, 2023, the Company, through ISP’s wholly-owned subsidiary ISP Latvia, had two lease agreements for a manufacturing and office facility in Riga, Latvia for an aggregate of 29,000 square feet, which leases expire December 31, 2030.

The Company’s facility leases are classified as operating leases, and the Company also has finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable, expiring in 2024 to 2034. The Company includes options to renew (or terminate) in the lease term, and as part of the ROU assets and lease liabilities, when it is reasonably certain that the Company will exercise that option. At June 30, 2023, the Company also has obligations under five finance lease agreements, entered into during fiscal years 2019 and 2023, with terms ranging from three to five years. The leases are for computer and manufacturing equipment. The finance leases for equipment on Riga, Latvia include financial covenants specific to ISP Latvia.

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

The Company received tenant improvement allowances for the Orlando Lease and for Orlando Lease II. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances were amortized over the corresponding lease terms, and were fully amortized as of June 30, 2023.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The components of lease expense were as follows:

	Year Ended June 30,
	2023	2022
Operating lease cost	$875,454	$668,054
Finance lease cost:
Depreciation of lease assets	71,326	162,057
Interest on lease liabilities	7,590	19,571
Total finance lease cost	78,916	181,628
Total lease cost	$954,370	$849,682

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2023	June 30, 2022
Assets:
Operating lease assets	Operating lease assets	$9,571,604	$10,420,604
Finance lease assets	Property and equipment, net(1)	542,105	61,566
Total lease assets		$10,113,709	$10,482,170

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$969,890	$965,622
Finance leases	Finance lease liabilities, current	103,646	55,348

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,393,248	9,478,077
Finance leases	Finance lease liabilities, less current portion	341,201	11,454
Total lease liabilities		$9,807,985	$10,510,501

(1)

Finance lease assets are recorded net of accumulated depreciation of approximately $72,000 and $418,000 as of June 30, 2023 and 2022, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2023
Weighted Average Remaining Lease Term (in years)
Operating leases	9.2
Finance leases	4.5

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	6.4%

Supplemental cash flow information:

	Year Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,020,992	$638,943
Operating cash used for finance leases	$7,590	$16,070
Financing cash used for finance leases	$73,003	$172,344

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Future maturities of lease liabilities were as follows as of June 30, 2023:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2024	$128,828	$1,025,294
June 30, 2025	117,016	1,167,096
June 30, 2026	94,701	1,140,297
June 30, 2027	85,144	1,169,757
June 30, 2028	85,144	1,200,291
Thereafter	—	5,583,700
Total future minimum payments	510,833	11,286,435
Less imputed interest	(65,986)	(1,923,297)
Present value of lease liabilities	$444,847	$9,363,138

13. Loans Payable

BankUnited Loans

On February 26, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the Revolving Line and Term Loan, the “BankUnited Loans”), as evidenced by promissory notes the Company executed in favor of BankUnited (the “BankUnited Notes”).

On May 6, 2019, the Company entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “Amendment” and, together with the Loan Agreement, the “Amended Loan Agreement”). The Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed. On September 9, 2021, the Company entered into a letter agreement with BankUnited (the “Letter Agreement”). In accordance with the Letter Agreement, the parties agreed to the following terms, among others: (i) the Company was granted a waiver of default for its failure to comply with the fixed charge coverage ratio measured on June 30, 2021; (ii) certain financial covenant requirements were modified; and (iii) the Guidance Line was terminated.

On November 5, 2021, the Company entered into a letter agreement with BankUnited (the “Second Letter Agreement”). In accordance with the Second Letter Agreement, the parties agreed to initiate discussions regarding a possible modification, forbearance, or other resolution of the Amended Loan Agreement (as defined below), which resolution would occur on or before December 31, 2021. On December 20, 2021, the Company entered into the Second Amendment to the Loan Agreement dated February 26, 2019 (the “Second Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Second Amendment, the parties agreed to the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan (as defined in the Amended Loan Agreement); (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) beginning on December 20, 2021, each facility would bear interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time, (iv) the Term Loan would bear a higher interest rate commencing on August 1, 2022; (v) an exit fee equal to 4% of the outstanding principal balance of the Term Loan on April 15, 2023 (to the extent the Term Loan would still be outstanding on such date and had not been refinanced with another lender); and (vi) a fee of $50,000 payable upon execution of the Second Amendment. The Second Amendment also granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022. Based on the waiver, the Company was no longer in default of the Amended Loan Agreement.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

On February 7, 2023, the Company entered into the Fourth Amendment to the Loan Agreement dated February 26, 2019 (the “Fourth Amendment” and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the Second Amendment, and the Third Amendment, the “Amended Loan Agreement”), which further amended the Loan Agreement with BankUnited. In accordance with the Fourth Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of December 31, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 1% of the outstanding principal balance on December 31, 2023 and (b) 4% of the outstanding principal balance on December 31, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender); (iii) a principal reduction payment of $1,000,000 on or before February 28, 2023; (iv) commencing on March 1, 2023 and continuing on the first day of each month thereafter until December 31, 2023, monthly payments of $75,000, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments of $100,000, with each such payment applied first to interest, costs and expenses and then to principal; (v) commencing on March 1, 2023, each facility will bear interest at BankUnited’s then prime rate of interest, and (vi) BankUnited has waived compliance with certain financial covenants until December 31, 2023.

On May 9, 2023, the Company entered into the Fifth Amendment to the Loan Agreement dated February 26, 2019 (the “Fifth Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Fifth Amendment, the parties agreed to the following terms, among others: (i) BankUnited agreed to release its security interest in the collateral securing the BankUnited Loans other than a cash collateral account maintained at BankUnited in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter, and (ii) certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. The cash collateral is reflected as Restricted Cash in the accompanying balance sheet as of June 30, 2023.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited agreed to make loan advances to the Company under the Revolving Line up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds could have been used for working capital and general corporate purposes. The Revolving Line expired on February 26, 2022. No amounts were outstanding under the BankUnited Revolving Line upon its expiration.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced the Company $5,813,500 to satisfy in full the amounts owed to Avidbank and to pay the fees and expenses incurred in connection with closing of the BankUnited Loans. The Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Fourth Amendment, the maturity date of the Term Loan is December 31, 2024.

The Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Pursuant to the Second Amendment, beginning on December 20, 2021, each facility bore interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time. Pursuant to the Fourth Amendment, commencing on March 1, 2023, each facility bears interest at BankUnited’s then prime rate of interest, as adjusted from time to time (8.25% as of June 30, 2023).

Equal monthly principal payments of approximately $48,446, plus accrued interest, were due and payable, in arrears, on the first day of each month during the term. Pursuant to the Second Amendment, the monthly payment, including principal and interest, increased to $100,000, commencing November 1, 2022. Pursuant to the Fourth Amendment, commencing on March 1, 2023 and continuing on the first day of each month thereafter until December 31, 2023, monthly payments were reduced to $75,000, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments will increase to $100,000, with each such payment applied first to interest, costs and expenses and then to principal. Upon maturity, all principal and interest shall be immediately due and payable.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Security and Guarantees

The Company’s obligations under the Amended Loan Agreement were previously collateralized by a first priority security interest (subject to permitted liens) in all of its assets and the assets of the Company’s U.S. subsidiaries, GelTech, and ISP, pursuant to a Security Agreement granted by GelTech, ISP, and the Company in favor of BankUnited. The Company’s equity interests in, and the assets of, its foreign subsidiaries were excluded from the security interest. Pursuant to the Fifth Amendment, the security interest in the certain of the collateral then securing the BankUnited Loans terminated and was replaced by a security interest in a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter. In addition, all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended Loan Agreement and related documents, pursuant to Guaranty Agreements executed by the Company and its subsidiaries in favor of BankUnited.

General Terms

The Amended Loan Agreement initially contained customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. The Letter Agreement granted the Company a waiver of default arising prior to the Letter Agreement from its failure to comply with the fixed charge coverage ratio measured on June 30, 2021. The Second Amendment to the Amended Loan Agreement granted the Company a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) through June 30, 2022. Based on the waivers, the Company was no longer in default of the Amended Loan Agreement. Pursuant to the Fifth Amendment, certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. As of June 30, 2023, the Company was in compliance with all required covenants.

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

Financing costs related to the BankUnited Loans were recorded as a discount on debt and are being amortized over the term. Amortization of approximately $59,000 and $52,000 for each the years ended June 30, 2023 and 2022, respectively, is included in interest expense.

Equipment Loans

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which is also a significant customer. The 2020 Equipment Loan is subordinate to the BankUnited Loans, and collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months.

In May 2023, ISP Latvia entered into an equipment loan with a third party (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2023 Equipment Loan will be payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.75% as of June 30, 2023).

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Future maturities of loans payable are as follows:

	Bank United Term Loan	Equipment Loans	Total
Fiscal year ending:
June 30, 2024	$901,078	$122,736	$1,023,814
June 30, 2025	1,273,533	139,966	1,413,499
June 30, 2026	-	79,761	79,761
June 30, 2027	-	37,571	37,571
After June 30, 2027	-	19,756	19,756
Total payments	$2,174,611	$399,790	2,574,401
Less current portion			(1,023,814)
Non-current portion			$1,550,587

Liquidity

The Company generally relies on cash from operations and equity offerings, and commercial debt, to the extent available, to satisfy its liquidity needs and to meet its payment obligations, including payments due under the Term Loan. The Company has commenced discussions with prospective lenders regarding the refinancing of its debt obligations prior to the maturity date of the Term Loan on December 31, 2024. There can be no assurance that we will be successful in such refinancing or that such refinancing will be available under reasonable commercial terms. If the Company is unable to refinance the credit facility with other commercial lenders prior to maturity, it may need to raise additional equity financing, source financing through non-commercial lenders or reduce operating expenses and capital expenditures in order to repay the credit facility and all charges related thereto upon its maturity on December 31, 2024. In February 2022, the Company filed a shelf registration statement to facilitate the issuance of its Class A common stock, warrants exercisable for shares of its Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, the Company also included a prospectus supplement relating to an at-the-market equity program under which the Company may issue and sell shares of its Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under its shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. The Company has not issued any shares of its Class A common stock pursuant to the at-the-market equity program.

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

Based on the capital raise that was completed in January 2023, the Company does not expect to need additional equity capital for the foreseeable future. However, there are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, greater than 25% of the Company’s cash, cash equivalents and restricted cash is held by its foreign subsidiaries and, although the Company regularly repatriates cash, it may not be readily available to repay its liabilities in the U.S. The Company will also continue efforts to keep costs under control as it seeks renewed sales growth. The Company’s efforts are directed toward generating positive cash flow and profitability. If these efforts are not successful, the Company may need to raise additional capital. Should capital not be available to the Company at reasonable terms, other actions may become necessary in addition to cost control measures and continued efforts to increase sales. These actions may include the sale of certain product lines, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, the creation of licensing arrangements with respect to our technology, or other alternatives.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

The Company also identified a further liability in the amount of $210,000, which may be incurred in the future due to the actions of these employees. This amount has been accrued as of June 30, 2021, pending further investigation, and included in “Other Expense, net” in the accompanying Consolidated Statement of Comprehensive Income (Loss). During fiscal year 2022 it was determined that LPOIZ would not be responsible for this amount, and the accrual was reversed with the benefit included in “Other income (expense), net” in the accompanying Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2022.

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, compounded by the fact that our officers could not travel to China to oversee the transitions because of the travel restrictions imposed by COVID-19, the Company chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI have not yet paid the severance payments and have disputed the employees’ rights to such payments. However, based on the likelihood that the courts in China will determine that the Company’s subsidiaries will ultimately be obligated to pay these amounts, we have accrued for these payments as of June 30, 2021. Such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. As of June 30, 2022, approximately $430,000 was accrued. The Chinese Labor Court ruled in favor of the former employees, as expected, and these severance payments were paid out during the first half of fiscal year 2023. The Company continues to have litigation pending in the Chinese court system related to these matters, but there has been little activity during fiscal year 2023.

The Company has transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on the ability of those subsidiaries to operate. Management has not experienced any material adverse impact to the business operations of LPOI or LPOIZ as a result of the transition.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

COVID-19

The Company’s business, results of operations financial condition, cash flows, and the stock price of its Class A common stock can be adversely affected by pandemics, epidemics, or other public health emergencies, such as the COVID-19 pandemic.

To date, the Company has not experienced any significant direct financial impact of COVID-19 to its business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas have had travel restrictions in place, including China until recently. Even though China’s travel restrictions are no longer in place, those outside of China are required to re-apply for travel visas and approvals which will continue to affect our ability to travel in China. As a result, some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment have been, and will continue to be, adversely impacted. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, we are not able to precisely estimate the effects of the continuing COVID-19 pandemic on our future results of operations, financial, or liquidity for fiscal 2024 and beyond.

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

15. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $607,000 and $935,000 as of June 30, 2023 and 2022, respectively. During the years ended June 30, 2023 and 2022, we also recognized net foreign currency transaction losses of approximately $37,000 and $3,000, respectively, included in the Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Revenues from and long-lived assets located in foreign countries are as follows:

	Year Ended June 30,
	2023	2022
Revenues:
United States	$16,327,295	$13,722,533
Latvia	2,677,113	2,480,635
China	2,629,684	5,850,994
Other European countries	8,664,338	10,826,224
Other Asian countries	1,463,343	1,594,247
Rest of world	1,172,176	1,084,527
	$32,933,949	$35,559,160

	June 30,
	2023	2022
Long-lived assets:
United States	$23,336,063	$23,228,612
Latvia	5,282,596	5,226,811
China	3,157,434	4,089,084
	$31,776,093	$32,544,507

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

In fiscal year 2023, the Company had sales to three customers that comprised an aggregate of approximately 24% of its annual revenue, and 25% of its June 30, 2023 accounts receivable. Sales to these customers as a percentage of our fiscal year 2023 revenue include one customer at 11%, another customer at 7%, and the third customer at 6%. One of these customers comprised 12% of accounts receivable, a second customer comprised 9% of accounts receivable and a third customer comprised 5% of the accounts receivable balance as of June 30, 2023. In fiscal year 2022, the Company had sales to three customers that comprised an aggregate of approximately 35% of its annual revenue, and 13% of its June 30, 2022 accounts receivable. Sales to these customers as a percentage of our fiscal year 2022 revenue include one customer at 19%, another customer at 9%, and the third customer at 7%. One of these customers comprised 7% of accounts receivable, a second customer comprised 6% of accounts receivable and the other customer had no accounts receivable balance as of June 30, 2022. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect the Company’s revenues.

In fiscal year 2023, 50% of the Company’s net revenue was derived from sales outside of the U.S., with 93% of foreign sales derived from customers in Europe and Asia. In fiscal year 2022, 61% of the Company’s net revenue was derived from sales outside of the U.S., with 95% of foreign sales derived from customers in Europe and Asia.

16. Subsequent Event

In July 2023, the Company acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”), pursuant to the Membership Interest Purchase Agreement dated as of July 25, 2023 (the “Acquisition Date”).

Part of the Company’s growth strategy is to identify appropriate opportunities that would enhance our profitable growth through acquisition. Visimid is an engineering and design firm specializing in thermal imaging, night vision and internet of things (“IOT”) applications. Visimid provides design and consulting services for Department of Defense (“DoD”) contractors, commercial and industrial customers, and OEMs for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. The Company believes that Visimid’s capabilities are aligned with our strategy to focus on engineered solutions.

The Company’s consolidated financial statements will reflect the financial results of Visimid beginning on the Acquisition Date. The purchase price includes $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued on four equal installments of $350,000 each on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class a common stock, as reported by Bloomberg, for the five trading days prior to each stock issuance.

For the year ended June 30, 2023, the Company incurred approximately $140,000 in acquisition costs which are included in the consolidated statements of comprehensive income in the line item entitled “Selling, general and administrative.”

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 14, 2023	By:	/s/ Shmuel Rubin
Shmuel Rubin
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHMUEL RUBIN	September 14, 2023	/s/ ALBERT MIRANDA	September 14, 2023
Shmuel Rubin		Albert Miranda
President & Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ M. SCOTT FARIS	September 14, 2023	/s/ JOSEPH MENAKER	September 14, 2023
M. Scott Faris		Joseph Menaker
Director (Chairman of the Board)		Director

/s/ LOUIS LEEBURG	September 14, 2023	/s/ DARCIE PECK	September 14, 2023
Louis Leeburg		Darcie Peck
Director		Director

/s/ S. ERIC CREVISTON	September 14, 2023
S. Eric Creviston
Director

S-1