Form 10-Q
period 2023-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2023-11-09
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

_______________________________

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

37,469,716 shares of Class A common stock, $0.01 par value, outstanding as of November 6, 2023.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to the actual and potential effects on our business from the coronavirus (“COVID-19”) pandemic or rising inflation and interest rates, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions, particularly at our foreign facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2023. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
Assets	2023	2023
Current assets:
Cash and cash equivalents	$4,316,965	$4,687,004
Restricted cash	2,542,993	2,457,486
Trade accounts receivable, net of allowance of $21,089 and $18,502	5,024,024	6,634,574
Inventories, net	7,503,496	7,410,734
Prepaid expenses and other assets	558,204	570,293
Other receivables	27,083	—
Total current assets	19,972,765	21,760,091

Property and equipment, net	15,593,252	12,810,930
Operating lease right-of-use assets	7,571,878	9,571,604
Intangible assets, net	3,051,444	3,332,715
Goodwill	8,915,637	5,854,905
Deferred tax assets, net	140,000	140,000
Other assets	67,773	65,939
Total assets	$55,312,749	$53,536,184
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,907,279	$2,574,135
Accrued liabilities	1,740,083	662,242
Accrued payroll and benefits	1,478,250	1,499,896
Operating lease liabilities, current	1,016,940	969,890
Loans payable, current portion	1,269,340	1,023,814
Finance lease obligation, current portion	112,352	103,646
Total current liabilities	8,524,244	6,833,623

Deferred tax liabilities, net	467,979	465,000
Accrued liabilities, noncurrent	1,075,000	—
Finance lease obligation, less current portion	340,716	341,201
Operating lease liabilities, noncurrent	8,773,442	8,393,248
Loans payable, less current portion	1,236,633	1,550,587
Total liabilities	20,418,014	17,583,659

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 44,500,000 shares authorized; 37,455,438 and 34,344,739 shares issued and outstanding	374,554	373,447
Additional paid-in capital	243,217,458	242,808,771
Accumulated other comprehensive income	481,328	606,536
Accumulated deficit	(209,178,605)	(207,836,229)
Total stockholders’ equity	34,894,735	35,952,525
Total liabilities and stockholders’ equity	$55,312,749	$53,536,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	September 30,
	2023	2022
Revenue, net	$8,077,248	$7,366,901
Cost of sales	5,745,542	5,132,989
Gross margin	2,331,706	2,233,912
Operating expenses:
Selling, general and administrative	2,661,168	2,638,173
New product development	639,889	549,881
Amortization of intangibles	281,271	281,271
Total operating expenses	3,582,328	3,469,325
Operating loss	(1,250,622)	(1,235,413)
Other income (expense):
Interest expense, net	(57,611)	(70,370)
Other income, net	5,403	27,217
Total other (expense), net	(52,208)	(43,153)
Loss before income taxes	(1,302,830)	(1,278,566)
Income tax provision	39,546	102,134
Net loss	$(1,342,376)	$(1,380,700)
Foreign currency translation adjustment	(125,208)	(917,829)
Comprehensive loss	$(1,467,584)	$(2,298,529)
Loss per common share (basic)	$(0.04)	$(0.05)
Number of shares used in per share calculation (basic)	37,431,748	27,070,949
Loss per common share (diluted)	$(0.04)	$(0.05)
Number of shares used in per share calculation (diluted)	37,431,748	27,070,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2023	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan	14,607	146	19,573	—	—	19,719
Exercise of Stock Options, RSUs and RSAs, net	14,482	145	(145)	—	—	—
Issuance of common stock for acquisition of Visimid	81,610	816	149,184	—	—	150,000
Stock-based compensation on stock options, RSUs and RSAs	—	—	240,075	—	—	240,075
Foreign currency translation adjustment	—	—	—	(125,208)	—	(125,208)
Net loss	—	—	—	—	(1,342,376)	(1,342,376)
Balances at September 30, 2023	37,455,438	$374,554	$243,217,458	$481,328	$(209,178,605)	$34,894,735

Balances at June 30, 2022	27,046,790	$270,468	$232,315,003	$935,125	$(203,789,358)	$29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	16,287	163	19,707	—	—	19,870
Exercise of Stock Options and RSUs, net	8,852	88	(88)	—	—	—
Stock-based compensation on stock options and RSUs	—	—	284,598	—	—	284,598
Foreign currency translation adjustment	—	—	—	(917,829)	—	(917,829)
Net loss	—	—	—	—	(1,380,700)	(1,380,700)
Balances at September 30, 2022	27,071,929	$270,719	$232,619,220	$17,296	$(205,170,058)	$27,737,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,342,376)	$(1,380,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	813,556	816,334
Interest from amortization of debt costs	—	18,560
Stock-based compensation on stock options, RSUs & RSAs, net	240,075	284,598
Provision for doubtful accounts receivable	19	(12,452)
Change in operating lease assets and liabilities	24,946	(43,531)
Deferred taxes	2,979	(29,596)
Changes in operating assets and liabilities:
Trade accounts receivable	1,399,160	639,725
Other receivables	(27,083)	(82,391)
Inventories	144,978	(20,282)
Prepaid expenses and other assets	13,335	10,874
Accounts payable and accrued liabilities	(129,600)	(616,494)
Net cash provided by (used in) operating activities	1,139,989	(415,355)

Cash flows from investing activities:
Purchase of property and equipment	(955,002)	(243,393)
Acquisition of Visimid Technologies, net of cash acquired	(572,141)	—
Proceeds from sale-leaseback of equipment	364,710	—
Net cash used in investing activities	(1,162,433)	(243,393)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	19,719	19,870
Payments on loans payable	(206,518)	(169,902)
Repayment of finance lease obligations	(27,062)	(37,079)
Net cash used in financing activities	(213,861)	(187,111)
Effect of exchange rate on cash and cash equivalents	(48,227)	(363,163)
Change in cash, cash equivalents and restricted cash	(284,532)	(1,209,022)
Cash and cash equivalents and restricted cash, beginning of period	7,144,490	5,507,891
Cash, cash equivalents and restricted cash, end of period	$6,859,958	$4,298,869

Supplemental disclosure of cash flow information:
Interest paid in cash	$58,397	$48,803
Income taxes paid	$33,407	$140,756
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$46,688	—

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

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Consolidated Balance Sheet as of June 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to our significant accounting policies during the three months ended September 30, 2023, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

3. Acquisition of Visimid Technologies

In July 2023, the Company acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”), pursuant to a Membership Interest Purchase Agreement dated as of July 25, 2023 (the “Acquisition Date”).

Part of the Company’s growth strategy is to identify appropriate opportunities that would enhance our profitable growth through acquisition. Visimid is an engineering and design firm specializing in thermal imaging, night vision and internet of things (“IOT”) applications. Visimid provides design and consulting services for Department of Defense (“DoD”) contractors, commercial and industrial customers, and OEMs for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. We believe that Visimid’s capabilities are aligned with our strategy to focus on engineered solutions.

The Company’s unaudited condensed consolidated financial statements reflect the financial results of Visimid beginning on the Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued on four equal installments of $350,000 each on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A common stock, as reported by Bloomberg, for the five trading days prior to each stock issuance.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.9 million. Of this amount, $600,000 was paid at closing and the remaining cash and stock payments, including the estimated potential earnout, have been accrued and are included in Accrued liabilities and Accrued liabilities, noncurrent in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023.

The estimated fair values of the assets acquired and liabilities assumed were recorded as of the Acquisition Date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change.

For the three months ended September 30, 2023, the Company incurred approximately $83,000 in acquisition costs which are included in the unaudited Condensed Consolidated Statements of Comprehensive Income in the line item entitled “Selling, general and administrative.” This is in addition to the previously disclosed $140,000 in acquisition costs which were recorded during the three months ended June 30, 2023.

Prior to the Acquisition, the Company had a preexisting relationship with Visimid. The Company contracted Visimid for engineering services and purchased infrared camera cores from Visimid on an arms’ length basis. The Company had also partnered with Visimid for the development of the Mantis camera.

4. Revenue

Product Revenue

We are a manufacturer of optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared optical components, and other optical materials used to produce products that manipulate light. We design, develop, manufacture, and distribute optical components and assemblies utilizing advanced optical manufacturing processes. We also provide engineering services and perform research and development for optical solutions for a wide range of optics markets. Revenue is derived primarily from the sale of optical components and assemblies.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of our performance. Deferred revenue was not significant as of September 30, 2023 and June 30, 2023, respectively.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable.

We previously organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements for engineering services were included in specialty products. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. Assemblies and modules were previously included in PMO, infrared or specialty products, depending on the lens type.

Revenue by product group for the three months ended September 30, 2023 and 2022 was as follows, with 2022 amounts reclassified from those previously reported to conform to current classification:

	Three Months Ended September 30,
	2023	2022
Infrared components	$3,834,602	$3,189,551
Visible components	2,688,335	3,267,658
Assemblies and modules	1,262,039	870,732
Engineering services	292,272	38,960
Total revenue	$8,077,248	$7,366,901

5. Inventories

The components of inventories include the following:

	September 30, 2023	June 30, 2023
Raw materials	$3,125,473	$2,999,879
Work in process	2,783,997	2,909,439
Finished goods	2,855,851	2,626,106
Allowance for obsolescence	(1,261,825)	(1,124,690)
	$7,503,496	$7,410,734

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.4 million and $1.5 million as of September 30, 2023 and June 30, 2023, respectively.

6. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	September 30, 2023	June 30, 2023
Manufacturing equipment	5 - 10	$22,214,409	$22,296,320
Computer equipment and software	3 - 5	1,000,142	973,549
Furniture and fixtures	5	356,398	350,289
Leasehold improvements	5 - 7	8,362,163	2,742,344
Construction in progress		740,599	3,067,896
Total property and equipment		32,673,711	29,430,398
Less accumulated depreciation and amortization		(17,080,459)	(16,619,468)
Total property and equipment, net		$15,593,252	$12,810,930

7. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill during the three months ended September 30, 2023 was as follows:

Goodwill at June 30, 2023	$5,854,905
Acquisition of Visimid	3,060,732
Goodwill at September 30, 2023	$8,915,637

The increase in goodwill during the three months ended September 30, 2023 was due to the acquisition of Visimid.  The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurement of goodwill and intangible assets are subject to change. See Note 3, Acquisition of Visimid Technologies, to these unaudited condensed consolidated financial statements, for more information.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	September 30, 2023	June 30, 2023
Customer relationships	15	$3,590,000	$3,590,000
Trade secrets	8	3,272,000	3,272,000
Trademarks	8	3,814,000	3,814,000
Total intangible assets		10,676,000	10,676,000
Less accumulated amortization		(7,624,556)	(7,343,285)
Total intangible assets, net		$3,051,444	$3,332,715

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2024 (remaining nine months)	$843,812
June 30, 2025	658,398
June 30, 2026	239,334
June 30, 2027	239,334
After June 30, 2027	1,070,566
$3,051,444

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023	2022
Loss before income taxes	$(1,302,830)	$(1,278,566)
Income tax provision	$39,546	$102,134
Effective income tax rate	-3%	-8%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2023 and 2022, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), and paid or payable to LightPath, its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2023 and June 30, 2023, our net deferred tax assets are related to the U.S. jurisdiction and we have provided for a valuation allowance to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of September 30, 2023 and June 30, 2023 consist primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2023, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $40,000 as of both September 30, 2023 and June 30, 2023. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited condensed consolidated financial statements.

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

9. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At our 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A common stock were authorized for issuance pursuant to awards granted thereunder.  At our 2022 Annual Stockholders Meeting, our stockholders authorized an additional 2,100,000 shares of our Class A common stock for issuance pursuant to awards granted thereunder. As of September 30, 2023, 1,625,538 shares of Class A common stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three months ended September 30, 2023 and 2022, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30,
	2023	2022

Stock options	$31,478	$58,765
RSAs	22,387	—
RSUs	186,210	225,833
Total	$240,075	$284,598

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of approximately $2,000 for each of the three months ended September 30, 2023 and 2022, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months September 30, 2023 and 2022. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during either of the three-month periods ended September 30, 2023 or September 30, 2022.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the three months ended September 30, 2023 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2023	534,462	$2.03	6.1	1,596,222	1.1	101,733	0.7

Granted	—	$—		8,000		—
Exercised	—	$—		(8,000)		(8,987)
Cancelled/Forfeited	—	$—		—		—
September 30, 2023	534,462	$2.03	5.9	1,596,222	0.9	92,746	0.5

Awards exercisable/
vested as of
September 30, 2023	396,202	$1.96	5.5	938,817	—	—

Awards unexercisable/
unvested as of
September 30, 2023	138,260	$2.21	7.1	657,405	0.9	92,746	0.5
	534,462			1,596,222		92,746

As of September 30, 2023, there was approximately $535,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2024 (remaining nine months)	61,959	34,357	230,372	326,688
June 30, 2025	33,885	23,718	130,589	188,192
June 30, 2026	—	—	19,829	19,829
	$95,844	$58,075	$380,790	$534,709

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

	Three Months Ended September 30,
	2023	2022

Net loss	$(1,342,376)	$(1,380,700)
Weighted-average common shares outstanding:
Basic number of shares	37,431,748	27,070,949
Effect of dilutive securities:
Options to purchase common stock	—	—
RSUs and RSAs	—	—
Diluted number of shares	37,431,748	27,070,949
Loss per common share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2023	2022
Options to purchase common stock	534,462	534,462
RSUs and RSAs	1,689,066	2,061,090
	2,223,528	2,595,552

11. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have obligations under seven finance lease agreements, entered into during fiscal years 2019, 2023 and 2024, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. Two of our operating leases include renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. We previously had two leases on the premises comprising our primary facility in Orlando, Florida (the “Orlando Facility”).  The first lease on the premises comprising our Orlando Facility was amended in April 2021, and again in September 2021, to expand the space from approximately 26,000 square feet to approximately 58,500 square feet. The lease term was extended from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The landlord’s work was completed in August 2023, and accordingly the lease expires on March 31, 2034. In April 2023, we entered into a sublease for 11,156 square feet of this space, as we do not have a current need for the full 58,500 square feet of space. The sublease is for an initial term of five years, ending in April 2029. The second lease on the premises comprising our Orlando Facility was assigned to a third-party and it was agreed that we would vacate the premises, subject to the assigned lease, on November 30, 2022. In December 2022, we entered into an agreement with the assignee of such lease that extended our right to occupy the subject premises until February 28, 2023, in consideration of payments of rent through February 28, 2023, and other amounts to the assignee. In February 2023, the space was vacated and we have no further obligations related to this lease. Effective in January 2022, the terms of our leases in Zhenjiang, China and Riga, Latvia were extended to December 31, 2024 and 2030, respectively.

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

We received tenant improvement allowances for each of our two leases with respect to our Orlando Facility. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances are being amortized over the corresponding lease terms. In August 2023, we completed the construction of additional tenant improvements within the premises subject to our continuing lease for our Orlando Facility, of which the landlord has agreed to provide $2.4 million in tenant improvement allowances. We are funding the balance of the tenant improvement costs, which we estimate will be approximately $3.8 million, pending final construction invoices.

The components of lease expense were as follows:

	Three Months Ended September 30,
	2023	2022
Operating lease cost	$205,023	$231,501
Finance lease cost:
Depreciation of lease assets	19,915	34,111
Interest on lease liabilities	7,536	2,683
Total finance lease cost	27,451	36,794
Total lease cost	$232,474	$268,295

Supplemental balance sheet information related to the leases was as follows:

	Classification	September 30, 2023	June 30, 2023
Assets:
Operating lease assets	Operating lease assets	$7,571,878	$9,571,604
Finance lease assets	Property and equipment, net(1)	637,581	542,105
Total lease assets		$8,209,459	$10,113,709

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,016,940	$969,890
Finance leases	Finance lease liabilities, current	112,352	103,646

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,773,442	8,393,248
Finance leases	Finance lease liabilities, less current portion	340,716	341,201
Total lease liabilities		$10,243,450	$9,807,985

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $92,000 and $72,000 as of September 30, 2023 and June 30, 2023, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2023
Weighted Average Remaining Lease Term (in years)
Operating leases	10.1
Finance leases	4.2

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	5.7%

Supplemental cash flow information:

	Three Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$180,077	$268,580
Operating cash used for finance leases	$7,536	$2,683
Financing cash used for finance leases	$27,062	$37,079

Future maturities of lease liabilities were as follows as of September 30, 2023:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2024 (remaining nine months)	$106,949	$794,979
June 30, 2025	130,447	1,125,653
June 30, 2026	108,132	1,097,131
June 30, 2027	89,371	1,125,616
June 30, 2028	82,466	1,154,784
Thereafter	—	6,751,714
Total future minimum payments	517,365	12,049,877
Less imputed interest	(64,297)	(2,259,495)
Present value of lease liabilities	$453,068	$9,790,382

12. Loans Payable

As of September 30, 2023 and June 30, 2023, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to a maximum amount of $2,000,000 (the “BankUnited Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the BankUnited Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which Guidance Line has since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”).

On May 6, 2019, we entered into that certain First Amendment to Loan Agreement, effective February 26, 2019, with BankUnited (the “First Amendment”). The First Amendment amended the definition of the fixed charge coverage ratio to more accurately reflect the parties’ understandings at the time the Loan Agreement was executed. On September 9, 2021, we entered into a letter agreement with BankUnited (the “Letter Agreement”). In accordance with the Letter Agreement, the parties agreed to the following terms, among others: (i) we were granted a waiver of default for our failure to comply with the fixed charge coverage ratio measured on June 30, 2021; (ii) certain financial covenant requirements were modified; and (iii) the Guidance Line was terminated.

On November 5, 2021, we entered into a letter agreement with BankUnited (the “Second Letter Agreement”). In accordance with the Second Letter Agreement, the parties agreed to initiate discussions regarding a possible modification, forbearance, or other resolution of the Amended Loan Agreement (as defined below), which resolution would occur on or before December 31, 2021. On December 20, 2021, we entered into the Second Amendment to the Loan Agreement dated February 26, 2019 (the “Second Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Second Amendment, the parties agreed to the following terms, among others: (i) a maturity date of April 15, 2023 with respect to the Term Loan (as defined in the Amended Loan Agreement); (ii) an increased monthly payment amount of $100,000 commencing on November 1, 2022; (iii) beginning on December 20, 2021, each facility would bear interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time; (iv) the Term Loan would bear a higher interest rate commencing on August 1, 2022; (v) an exit fee equal to 4% of the outstanding principal balance of the Term Loan on April 15, 2023 (to the extent the Term Loan would still be outstanding on such date); and (vi) a fee of $50,000 payable upon execution of the Second Amendment. The Second Amendment also granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) for the periods ended December 31, 2021, March 31, 2022 and June 30, 2022.  Based on the waiver, we were no longer in default of the Amended Loan Agreement.

On May 11, 2022, we entered into the Third Amendment to the Loan Agreement dated February 26, 2019 (the “Third Amendment”; and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the “Amended Loan Agreement”), which further amended the Loan Agreement with BankUnited. In accordance with the Third Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of April 15, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); and (ii) an amended exit fee equal to (a) 2% of the outstanding principal balance of the Term Loan on September 30, 2022, (b) 1% of the outstanding principal balance on December 31, 2022, (c) 1% of the outstanding principal balance on March 31, 2023, and (d) 4% of the outstanding principal balance on April 15, 2024 (to the extent the Term Loan is still outstanding on the respective dates).

On February 7, 2023, we entered into the Fourth Amendment to the Loan Agreement dated February 26, 2019 (the “Fourth Amendment” and, together with the First Amendment, the Letter Agreement and the Second Letter Agreement, the Second Amendment, and the Third Amendment, the “Amended Loan Agreement”), which further amended the Loan Agreement with BankUnited. In accordance with the Fourth Amendment, the parties agreed to the following terms, among others: (i) an amended maturity date of December 31, 2024 with respect to the Term Loan (as defined in the Amended Loan Agreement); (ii) an amended exit fee equal to (a) 1% of the outstanding principal balance on December 31, 2023 and (b) 4% of the outstanding principal balance on December 31, 2024 (to the extent the Term Loan is still outstanding on the respective dates); (iii) a principal reduction payment of $1,000,000 on or before February 28, 2023; (iv) commencing on March 1, 2023 and continuing on the first day of each month thereafter until December 31, 2023, monthly payments of $75,000, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments of $100,000, with each such payment applied first to interest, costs and expenses and then to principal; (v) commencing on March 1, 2023, each facility will bear interest at BankUnited’s then prime rate of interest, and (vi) BankUnited waived compliance with certain financial covenants until December 31, 2023.

On May 9, 2023, we entered into the Fifth Amendment to the Loan Agreement dated February 26, 2019 (the “Fifth Amendment”), which further amended the Loan Agreement with BankUnited.  In accordance with the Fifth Amendment, the parties agreed to the following terms, among others: (i) BankUnited agreed to release its security interest in the collateral securing the BankUnited Loans other than a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter, and (ii) certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. The cash collateral is reflected as Restricted Cash in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023.

BankUnited Revolving Line

Pursuant to the Amended Loan Agreement, BankUnited agreed to make loan advances to us under the Revolving Line up to a maximum aggregate principal amount outstanding not to exceed $2,000,000, which proceeds could have been used for working capital and general corporate purposes. The Revolving Line expired on February 26, 2022.  No amounts were outstanding under the BankUnited Revolving Line upon its expiration.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced the Company $5,813,500 to satisfy in full the amounts owed to Avidbank and to pay the fees and expenses incurred in connection with the closing of the BankUnited Loan.  The Term Loan is for a 5-year term, but co-terminus with the BankUnited Revolving Line should the Revolving Line not be renewed beyond February 26, 2022.  Pursuant to the Fourth Amendment, the maturity date of the Term Loan is December 31, 2024.

The Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Pursuant to the Second Amendment, beginning on December 20, 2021, each facility bore interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time. Pursuant to the Fourth Amendment, commencing on March 1, 2023, each facility bears interest at BankUnited’s then prime rate of interest, as adjusted from time to time (8.5% as of September 30, 2023).

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

Security and Guarantees

Our obligations under the Amended Loan Agreement were previously collateralized by a first priority security interest (subject to permitted liens) in all of our assets and the assets of the Company’s U.S. subsidiaries, GelTech, Inc. (“GelTech”), and ISP, pursuant to a Security Agreement granted by GelTech, ISP, and the Company in favor of BankUnited.  The Company’s equity interests in, and the assets of, its foreign subsidiaries were excluded from the security interest.  Pursuant to the Fifth Amendment, the security interest in the certain of the collateral then securing the BankUnited Loans terminated and was replaced by a security interest in a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter.  In addition, all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended Loan Agreement and related documents, pursuant to Guaranty Agreements executed by the Company and its subsidiaries in favor of BankUnited.

General Terms

The Amended Loan Agreement initially contained customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments.  The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00.  The Letter Agreement granted us a waiver of default arising prior to the Letter Agreement from its failure to comply with the fixed charge coverage ratio measured on June 30, 2021.  The Second Amendment to the Amended Loan Agreement granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) through June 30, 2022.  Based on the waivers, we were no longer in default of the Amended Loan Agreement. Pursuant to the Fifth Amendment, certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. As of September 30, 2023, we were in compliance with all required covenants.

We may prepay any or all of the BankUnited Loans in whole or in part at any time, without penalty or premium, other than the exit fees, as discussed above. Late payments are subject to a late fee equal to five percent (5%) of the unpaid amount.  Amounts outstanding during an event of default accrue interest at a rate of five percent (5%) above BankUnited’s then prime rate of interest, as adjusted from time to time, applicable immediately prior to the occurrence of the event of default.  The Amended Loan Agreement contains other customary provisions with respect to events of default, expense reimbursement, and confidentiality.

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and amortized over the term. Amortization of approximately $19,000 is included in interest expense for the three-month period ended September 30, 2022.  There was no amortization for the three-month period ended September 30, 2023, as all costs have been fully amortized in prior periods.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which party is also a significant customer, and which the 2020 Equipment Loan is subordinate to the BankUnited Loans, and collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%.

In May 2023, ISP Latvia entered into an equipment loan with a third party (the “2023 Equipment Loan”).  The 2023 Equipment Loan is collateralized by certain equipment.  The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date.  The 2023 Equipment Loan will be payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.98% as of September 30, 2023).

In July 2023, the acquisition of Visimid included a promissory note of $150,000 in favor of The American National Bank of Texas (the “ANBTX Note”). In conjunction with the acquisition, Visimid and LightPath agreed to collateralize the ANBTX Note with a certificate of deposit for the same amount. The cash collateral is reflected as Restricted Cash in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023.  The ANBTX Note bears interest at a fixed rate of 6.15% and has a maturity date of April 14, 2024.

Future maturities of loans payable are as follows:

	BankUnited Term Loan	Equipment Loans	ANBTX Note	Total
Fiscal year ending:
June 30, 2024 (remaining nine months)	$716,301	$92,874	$150,000	$959,175
June 30, 2025	1,278,395	135,486	—	1,413,881
June 30, 2026	—	77,246	—	77,246
June 30, 2027	—	36,464	—	36,464
After June 30, 2027	—	19,207	—	19,207
Total payments	$1,994,696	$361,277	$150,000	2,505,973
Less current portion				(1,269,340)
Non-current portion				$1,236,633

13. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $481,000 and $607,000 as of September 30, 2023 and June 30, 2023, respectively. We also recognized net foreign currency transaction gains of $25,000 and $23,000 during the three months ended September 30, 2023 and 2022, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash, cash equivalents and restricted cash totaled approximately $6.9 million at September 30, 2023. Of this amount, greater than 25% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of September 30, 2023, LPOIZ had approximately $2.7 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2023.

Revenues from and long-lived assets located in foreign countries are as follows:

	Three Months Ended September 30,
	2023	2022
Revenues:
United States	$4,293,394	$2,965,295
Latvia	—	738,612
China	500,138	827,940
Other European countries	2,523,545	2,136,229
Other Asian countries	562,399	449,888
Rest of world	197,772	248,937
	$8,077,248	$7,366,901

	September 30, 2023	June 30, 2023
Long-lived assets:
United States	$27,345,150	$23,336,063
Latvia	4,954,923	5,282,596
China	3,039,911	3,157,434
	$35,339,984	$31,776,093

14. Contingencies

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

We have incurred various expenses associated with the investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which include legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the three months ended September 30, 2023 and 2022, respectively, expenses incurred related to the legal proceedings were immaterial.

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

To date, we have not experienced any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas have had travel restrictions in place, including China until recently. Even though China’s travel restrictions are no longer in place, we are required to re-apply for travel visas and approvals which will continue to affect our ability to travel in China. As a result, some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment have been, and will continue to be, adversely impacted. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, we are not able to precisely estimate the effects of the continuing COVID-19 pandemic on our future results of operations, financial, or liquidity for the remainder of fiscal 2024 or beyond.

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

15. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay the BankUnited Term Loan. We have commenced discussions with prospective lenders regarding the refinancing of our debt obligations prior to the maturity date of the BankUnited Term Loan on December 31, 2024. There can be no assurance that we will be successful in such refinancing or that such refinancing will be available under reasonable commercial terms. If we are unable to refinance the credit facility with other commercial lenders prior to maturity, it may need to raise additional equity financing, source financing through non-commercial lenders or reduce operating expenses and capital expenditures in order to repay the credit facility and all charges related thereto upon its maturity on December 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2023, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Continual Impact of COVID-19

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure.  COVID-19 has spread throughout world, including the U.S., and continues to spread as additional variants emerge.  As a result of the COVID-19 pandemic, our employees at our facilities in China, Latvia, and the U.S. were subject to stay-at-home orders during a portion of fiscal year 2021, which restrictions have since been lifted as of the date of this Quarterly Report on Form 10-Q.  In addition to stay-at-home orders, many jurisdictions also implemented social distancing and other restrictions and measures to slow the spread of COVID-19.  These restrictions significantly impacted economic conditions in the U.S. from 2020 to 2022.  Beginning in the spring of 2021, restrictions began to lift as vaccines became more available.  Despite these stay-at-home orders and other measures and restrictions implemented in the areas in which we operate, as a critical supplier to both the medical and defense industries, we were deemed to be an essential business; thus, regardless of the stay-at-home orders, our workforce was permitted to work from our facilities and our business operations have generally continued to operate as normal.

To date, we have not experienced any significant direct financial impact of COVID-19 to our business. However, the COVID-19 pandemic continues to impact economic conditions, particularly in China, which has impacted the short-term and long-term demand from customers and, therefore, has negatively impacted our results of operations, cash flows, and financial position in that region. Additionally, some areas have had travel restrictions in place, including China until recently. Even though China’s travel restrictions are no longer in place, we are required to re-apply for travel visas and approvals which will continue to affect our ability to travel in China. As a result, some aspects of our operations that depend on travel, such as recruitment of senior positions, and travel of service providers to maintain our production equipment have been, and will continue to be, adversely impacted. Management is actively monitoring this situation and taking steps to mitigate the impact on our financial condition, liquidity, and results of operations globally. However, we are not able to precisely estimate the effects of the continuing COVID-19 pandemic on our future results of operations, financials, or liquidity in fiscal 2024 and beyond.

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

In July 2023, we acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”). Visimid is an engineering and design firm specializing in thermal imaging, night vision and IOT applications. Visimid provides design and consulting services for DoD contractors, commercial and industrial customers, and OEMs for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. We believe that Visimid’s capabilities are aligned with our strategy to focus on engineered solutions.  Visimid’s facility is located in Plano, TX.

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2023.

Product Groups

We previously organized our products in three groups: PMO, infrared, and specialty products. Revenues from product development agreements for engineering services were included in specialty products. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. Assemblies and modules were previously included in infrared or specialty products, depending on the lens type.

Our visible components product group consists of visible precision molded optics with varying applications. Our infrared product group is comprised of infrared optical components, including molded, diamond-turned, or polished lenses. Polished lenses include both conventional and CNC (computer numerical control) ground and polished lenses. Between these two product groups, we have the capability to manufacture lenses from very small (with diameters of a sub-millimeter) to over 300 millimeters, and with focal lengths from approximately 0.4 millimeters to over 2,000 millimeters. In addition, both product groups offer both catalog and custom designed optics.

Our assemblies and modules product group is comprised of value-added engineered solutions, such as infrared cameras, infrared imaging modules and cores, optical assemblies, thermal imaging assemblies, and collimators. Products in this category are typically designed for specific customer needs and requirements, and are sold into OEMs that further integrate them into their systems. We design, build, and sell cameras and optical assemblies in markets for defense use, industrial test and measurement, medical devices, sporting, and communications based on our proprietary technologies.  Our solutions and assemblies can vary in complexity level from assemblies of lenses that get mounted on a customer’s camera, laser or detector, to complete imaging systems that generate a processed image electronically.

Our engineering services product group represents services we provide pursuant to product development agreements that we enter into with customers. Typically, customers approach us and request that we develop new products or applications utilizing our existing products to fit their particular needs or specifications. The timing and extent of any such product development requests are outside of our control, and the related revenue is recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. As we continue down the path of strategic shift into highly engineered solutions, we expect this product group to grow in a similar way as our assemblies and modules business. Furthermore, as the engineering effort precedes the product revenue, the revenue from this product group is often, but not always, a lead indicator to the revenue in assemblies and modules product group.

We believe these four product groups better align with our strategic direction and will allow us to better track the results of our focus on engineered solution and assemblies.

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

Further information about our strategic direction can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Results of Operations

Revenue

Revenue for the first quarter of fiscal 2024 was approximately $8.1 million, an increase of approximately $0.7 million, or 10%, as compared to approximately $7.4 million in the same period of the prior fiscal year, driven by increases in sales of infrared components, assemblies and modules, and engineering services.

Revenue generated by infrared components was approximately $3.8 million in the first quarter of fiscal 2024, an increase of approximately $0.6 million, or 20%, as compared to approximately $3.2 million in the same period of the prior fiscal year. The increase in revenue is primarily due to an increase in shipments against an annual contract for an international military program.  Revenue from the visible components product group for the first quarter of fiscal 2024 was $2.7 million, a decrease of 18%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the telecommunications industry in China and a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Revenue from assemblies and modules increased by 45%, as compared to the same period of the prior fiscal year.  Approximately one-third of this increase is due to the addition of Visimid product sales; the remaining increase is driven by sales to customers in the defense industry, and increased sales of a custom visible lens assembly to a medical customer, for which we have an end of life order in backlog going into fiscal 2025. Revenue from engineering services increased by $253,000, as compared to the same period of the prior fiscal year. The majority of this increase is due to the addition of Visimid sales. The remaining increase is driven by revenue from one of our space-related funded research contracts.

Cost of Sales and Gross Margin

Gross margin in the first quarter of fiscal 2024 was approximately $2.3 million, an increase of $98,000, or 4%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $5.7 million for the first quarter of fiscal 2024, compared to approximately $5.1 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 29% for the first quarter of fiscal 2024, compared to 30% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is due to the decrease in visible components sales, which typically have higher margins than our infrared components product group, which comprised a greater portion of our sales for the first quarter of fiscal 2024.

Selling, General and Administrative

SG&A costs were approximately $2.7 million for the first quarter of fiscal 2024, an increase of approximately $23,000, or 1%, as compared to approximately $2.6 million in the same period of the prior fiscal year.  The increase in SG&A costs is primarily due to costs of approximately $83,000 associated with the acquisition of Visimid, which closed in July 2023.  These costs were partially offset by a decrease in stock compensation.

New Product Development

New product development costs were approximately $640,000 in the first quarter of fiscal 2024, an increase of approximately $90,000, or 16%, as compared to the same period of the prior fiscal year.  The increase is primarily due to materials and outside services utilized for development projects.

Other Income (Expense)

Interest expense, net, was approximately $58,000 for the first quarter of fiscal 2024, as compared to $70,000 for the same period of the prior fiscal year. The decrease in interest expense is primarily due to a decrease in amortization of loan costs of approximately $19,000, as all loan costs have been fully amortized in prior periods. Total debt has decreased 38% as of the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022, while the interest rate on our largest loan balance has increased from 5% to 8.5% for the same period.

Other income, net, was approximately $5,000 for the first quarter of fiscal 2023, as compared to $27,000 for the same period of the prior fiscal year. Other income and expenses are primarily comprised of net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. We incurred foreign currency transaction gains of $25,000 and $23,000 during the first quarter of fiscal 2024 and 2023, respectively.

Income Taxes

During the first quarter of fiscal 2024, income tax expense was approximately $40,000, compared to $102,000 for the same period of the prior fiscal year.  Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the first quarter of fiscal 2024 was approximately $1.3 million, or $0.04 basic and diluted loss per share, compared to $1.4 million, or $0.05 basic and diluted loss per share, for the same quarter of the prior fiscal year.The decrease in net loss of approximately $38,000 for the first quarter of fiscal 2024, as compared to the same period of the prior fiscal year, was primarily attributable to the favorable change in the provision for income taxes.

Weighted-average common shares outstanding were 37,431,748, basic and diluted, in the first quarter of fiscal 2024, compared to 27,070,949, basic and diluted, in the first quarter of fiscal 2023. The increase in the weighted-average basic common shares was due to the sale of an aggregate of 9,090,910 shares of Class A common stock pursuant to a public offering which closed January 17, 2023, as well as the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs.

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

Liquidity and Capital Resources

As of September 30, 2023, we had working capital of approximately $11.4 million and total cash, cash equivalents and restricted cash of approximately $6.9 million, of which, greater than 25% of our cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. We routinely declare intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however, we also plan to repatriate a portion of their earnings, and we accrue for these taxes on the portion of earnings that we intend to repatriate.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of September 30, 2023, LPOIZ had approximately $2.7 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2022, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2023.

Loans payable consists of the BankUnited Term Loan, pursuant to the Amended Loan Agreement, two third-party equipment loans, and the ANBTX Note. As of September 30, 2023, the outstanding balance on the BankUnited Term Loan was approximately $2.0 million, the outstanding balance on the equipment loans was approximately $361,000, and the outstanding balance on the ANBTX Loan was $150,000.

Pursuant to that certain Fourth Amendment to the Loan Agreement dated February 7, 2023, the BankUnited Term Loan, the only remaining BankUnited Loan, matures and is due and payable in full on December 31, 2024. The BankUnited Term Loan bears interest at BankUnited’s then prime rate of interest, as adjusted from time to time (8.5% as of September 30, 2023). Monthly payments of $75,000 are due and payable on the first day of each month, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments will increase to $100,000, with each such payment applied first to interest, costs and expenses and then to principal. Upon maturity, all principal and interest shall be immediately due and payable. Pursuant to that certain Fifth Amendment to the Loan Agreement dated May 9, 2023, the security interest in certain collateral securing the Term Loan as of such date terminated and was replaced by a security interest in a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter.  The cash collateral is reflected as Restricted Cash in the accompanying unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023. An exit fee equal to 1% of the outstanding principal balance will be due on December 31, 2023 and (b) 4% of the outstanding principal balance on December 31, 2024 (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender).

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

Cash Flows – Operating:

Cash provided by operations was approximately $1.1 million for the first three months of fiscal 2024, compared to cash used in operations of approximately $415,000 for the same period of the prior fiscal year.Cash provided by operations for the first three months of fiscal 2024 was largely driven by decrease in accounts receivable, as sales were higher in the fourth quarter of fiscal 2023 than in the first quarter of fiscal 2024.  Cash used in operations in the first three months of fiscal 2023 reflects a decrease in accounts payable and accrued liabilities during such period resulting from the payment of certain expenses related to previously disclosed events that occurred at our Chinese subsidiaries, which were accrued in prior periods.

Cash Flows – Investing:

During the first three months of fiscal 2024, we expended approximately $955,000 in investments in capital equipment, compared to approximately $243,000 in the same period of the prior fiscal year. We also expended approximately $572,000, net of cash acquired, to acquire Visimid during the first three months of fiscal 2024, as disclosed in Note 3, Acquisition of Visimid Technologies, in the unaudited Condensed Consolidated Financial Statements. The first three months of fiscal 2024 also reflect proceeds of approximately $365,000 from sale-leasebacks of equipment. The spending in the first three months of fiscal 2024 is largely driven by the Orlando Facility expansion, whereas the majority of our capital expenditures during the first three months of fiscal 2023 reflected only maintenance capital expenditures.As disclosed in Note 11, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we constructed additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord agreed to provide $2.4 million in tenant improvement allowances. The balance of the tenant improvement costs is estimated to be $3.8 million.  During the first quarter of fiscal 2024, we expended $890,000 toward this project, with the remaining estimated $550,000 expected to be expended during the second quarter of fiscal 2024, pending final construction invoices.

Cash Flows – Financings:

Net cash used in financing activities was approximately $214,000 for the first three months of fiscal 2024, compared to approximately $187,000 in the same period of the prior fiscal year. Cash used in financing activities for the first three months of fiscal 2024 reflects $234,000 in principal payments on our loans and finance leases, offset by approximately $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first three months of fiscal 2023 reflects approximately $207,000 in principal payments on our loans and finance leases, offset by approximately $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of September 30, 2023, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first three months of fiscal 2024 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Despite these challenges to winning more “annuity” and “engineered solutions” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering and manufacturing. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of a critical component from foreign production sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2023.

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

Financial indicators that are considered key and reviewed regularly are as follows:

•	Sales backlog;

•	Revenue by product group; and

•	Other key indicators.

These indicators are also used to determine tactical operating actions and changes and are discussed in more detail below. Management continues to evaluate these key indicators as we transition to our new strategic plan, and is implementing certain changes and updates as further described below.

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

Our total backlog at September 30, 2023 was approximately $21.3 million, a decrease of 7%, as compared to $23.0 million as of September 30, 2022. Compared to the end of fiscal 2023, our total backlog decreased by 2% during the first three months of fiscal 2024. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2023	$22,973	29%	29%
Q2 2023	$29,427	66%	28%
Q3 2023	$26,620	50%	-10%
Q4 2023	$21,652	22%	-19%
Q1 2024	$21,303	-2%	-2%

The decrease in backlog during the first three months of fiscal 2024 is primarily due shipments against several annual and multi-year contract renewals, which orders were added to the backlog in prior periods.  Shipments during the first quarter of fiscal 2024 were partially offset by one significant contract renewal for advanced infrared optics for a critical international military program, which renewal represented a 40% increase in dollar value as compared to the previous order.  The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL4 materials. With the global supply of germanium currently concentrated in Russia and China, recent global events are generating renewed interest in germanium alternatives such as our proprietary BD6 material, and other materials we are currently developing under an exclusive license with the Naval Research Lab. As we have outlined in our Strategic direction, we do not expect to see significant growth in our visible components product group in the near future. Competition in that product group has grown substantially over the last few years, and some of our new molding capabilities and technologies such as free-form molded optics, might take longer than anticipated to reach full commercialization, depending on economic conditions and technology trends in the area of AR/VR. However, order bookings for both visible and infrared components and assemblies continue to be slow in China. Domestic sales in China have also been adversely impacted by the economic downturn in China, which continues to negatively impact revenue and bookings in that region.

Revenue by Product Group

We previously organized our products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements for engineering services were included in specialty products. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.  Assemblies and modules were previously included in PMO, infrared or specialty products, depending on the lens type. We also previously presented the number of units sold by product group, however this is no longer a measure that we focus on internally, as our focus moves toward engineered solutions.

The following table sets forth revenue for our four product groups for the three-month periods ended September 30, 2023 and 2022:

	(unaudited)
	Three Months Ended September 30,
	2023	2022
Revenue
Infrared components	$3,834,602	$3,189,551
Visible components	2,688,335	3,267,658
Assemblies and modules	1,262,039	870,732
Engineering services	292,272	38,960
Total revenue	$8,077,248	$7,366,901

Three months ended September 30, 2023

Our revenue increased by 10% in the first quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year, driven by increases in sales of infrared components, assemblies and modules, and engineering services.

Revenue generated by the infrared components product group for the first quarter of fiscal 2024 was $3.8 million, an increase of 20%, as compared to same quarter of the prior fiscal year.  The increase in revenue is primarily due to an increase in shipments against an annual contract for an international military program.  This contract was also renewed during the first quarter of fiscal 2024 for a higher dollar value than the previous contract.

Revenue from the visible components product group for the first quarter of fiscal 2024 was $2.7 million, a decrease of 18%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the telecommunications industry in China and a decrease in sales of through catalog and distribution channels in the U.S. and in Europe.

Revenue from assemblies and modules increased by 45%, as compared to the same period of the prior fiscal year.  Approximately one-third of this increase is due to the addition of Visimid product sales. The remaining increase is driven by sales to customers in the defense industry, and increased sales of a custom visible lens assembly to a medical customer, for which we have an end of life order in backlog going into fiscal 2025.

Revenue from engineering services increased by $253,000, as compared to the same period of the prior fiscal year. Approximately $175,000 of this increase is due to the addition of Visimid sales. The remaining increase is driven by revenue from one of our space-related funded research contracts.

Other Key Indicators

Other key indicators include various operating metrics, some of which are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as evaluating the pipeline of sales opportunities, on time delivery trends, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures.”

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three months ended September 30, 2023 and 2022:

	(unaudited)
	Quarter Ended September 30,
	2023	2022
Net loss	$(1,342,376)	$(1,380,700)
Depreciation and amortization	813,556	816,334
Income tax provision	39,546	102,134
Interest expense	57,611	70,370
EBITDA	$(431,663)	$(391,862)
% of revenue	-5%	-5%

Our EBITDA for the quarter ended September 30, 2023 was a loss of approximately $432,000, compared to $392,000 for the same period of the prior fiscal year. The decrease in EBITDA in the first quarter of fiscal 2024 was primarily attributable to other income and expenses (non-operating).

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2023, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 9, 2023	By:	/s/ Shmuel Rubin
Shmuel Rubin President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Albert Miranda
Albert Miranda Chief Financial Officer

